Form 10QSB
period 1996-03-31
PROXYMED INC /FT LAUDERDALE/
filed 1996-05-15
CIK 906337

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to _______________________

Commission file number: 0-22052

                               PROXYMED, INC.
    (Exact name of small business issuer as specified in its charter)

FLORIDA                                                         65-0202059
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

2501 DAVIE ROAD, SUITE 230, FT. LAUDERDALE, FLORIDA               33317
(Address of principal executive offices)                        (Zip Code)

                              (954) 473-1001
                       (Issuer's telephone number)

______________________________________________________________________________
       (Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              [X] Yes   [ ] No

                  APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                     COMMON STOCK, $.001 PAR VALUE
                  5,280,225 SHARES AS OF MAY 13, 1996

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

                   PROXYMED, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                           MARCH 31, 1996
                            (UNAUDITED)

               ASSETS
Current assets:
     Cash and cash equivalents                                  $   795,241
     Trade receivables, net                                         348,944
     Other receivables                                            1,512,797
     Current portion of note receivable                             371,014
     Inventory                                                      202,022
     Other current assets                                            68,106
                                                                -----------
           Total current assets                                   3,298,124
Property and equipment, net                                       1,016,192
Note receivable, less current portion                               185,507
Intangible assets, net                                              609,642
Other assets                                                        107,490
                                                                -----------
          Total assets                                           $5,216,955
                                                                ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current installments of capital lease obligations          $   209,137
     Current portion of deferred revenue                            332,680
     Accounts payable and accrued expenses                          818,656
                                                                -----------
          Total current liabilities                               1,360,473
Deferred revenue, less current portion                               80,000
Capital lease obligations, less current installments                154,342
                                                                -----------
          Total liabilities                                       1,594,815
                                                                -----------

Stockholders' equity:
     Series A 9% Convertible preferred stock, $.01 par value.
          Authorized 130,000 shares; issued and outstanding
          83,000 shares; liquidation preference $2,075,000              830
     Common stock, $.001 par value. Authorized 20,000,000
          shares; issued and outstanding 3,297,063 shares             3,297
     Additional paid-in capital                                  10,774,052
     Accumulated deficit                                         (7,156,039)
                                                                -----------
          Total stockholders' equity                              3,622,140
                                                                -----------
          Total liabilities and stockholders' equity             $5,216,955
                                                                ===========

See accompanying notes.

                     PROXYMED, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                THREE MONTHS ENDED MARCH 31,
                                                    1996              1995
                                                -----------        ---------
Net sales                                       $ 1,543,426        4,730,089
                                                -----------        ---------

Costs and expenses:
     Cost of sales                                  265,057        3,366,649
     Selling, general and adminis-
          trative expenses                        1,067,542        2,071,130
                                                -----------        ---------
                                                  1,332,599        5,437,779
                                                -----------        ---------

          Operating income (loss)                   210,827         (707,690)

Other income (expense):
     Gain (loss) on sale of assets                  820,482       (1,878,741)
     Interest, net                                   (2,789)         (84,967)
                                                -----------        ---------

          Net income (loss)                       1,028,520       (2,671,398)

Dividends on cumulative preferred stock             (46,688)               -
                                                -----------        ---------
          Net income (loss) applicable to
               common shareholders              $   981,832       (2,671,398)
                                                ===========       ==========

Net income (loss) per share of
     common stock:
          Primary                                      $.28             (.84)
                                                       ====             ====
          Fully diluted                                $.25             (.84)
                                                       ====             ====

See accompanying notes.

                       PROXYMED, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                 THREE MONTHS ENDED MARCH 31,
                                                   1996               1995
                                                ----------        -----------
Cash flows from operating activities:
     Net income (loss)                          $1,028,520        (2,671,398)
     Adjustments to reconcile net income
          (loss) to net cash used in
          operating activities:
               Depreciation and amortization        68,935           114,711
               (Gain) loss on sale of assets      (820,482)        1,878,741
               Changes in assets and liabilities,
                    net of effect of
                    acquisitions and
                    dispositions:
                         Accounts receivable       123,188           577,387
                         Inventory                  36,241            31,300
                         Other                     (93,443)          100,306
                         Accounts payable and
                              accrued expenses      95,804        (2,619,904)
                                                ----------        ----------
          Net cash provided by (used in)
               operating activities                438,763        (2,588,857)
                                                ----------        ----------
Cash flows from investing activities:
     Proceeds from sale of dispensary assets             -         2,662,342
     Capital expenditures                         (145,851)          (49,783)
                                                ----------        ----------
          Net cash provided by (used in)
               investing activities               (145,851)        2,612,559
                                                ----------        ----------
Cash flows from financing activities:
     Payment of notes payable and
       long-term debt                                    -          (324,362)
     Collection of notes receivable                 92,754                 -
     Payment of capital lease obligations          (54,405)          (50,435)
                                                ----------        ----------
          Net cash provided by (used in)
               financing activities                 38,349          (374,797)
                                                ----------        ----------

Net increase (decrease) in cash                    331,261          (351,095)
Cash at beginning of period                        463,980         1,137,913
                                                ----------        ----------
Cash at end of period                           $  795,241           786,818
                                                ==========        ==========

Supplemental disclosure of cash flow
  information:
     Cash paid for interest                     $   16,971            33,838
                                                ==========         =========
     Common stock issued for businesses
       purchased                                $        -            65,065
                                                ==========         =========

See accompanying notes.

                       PROXYMED, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

(1) BASIS OF PRESENTATION - The accompanying unaudited financial statements of ProxyMed, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

     The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. Reference is made to the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

(2) REVENUE RECOGNITION - Revenues from the Company's prescription drug dispensing activities are reported at net realizable amounts from HMO providers and patients at the time the individual prescriptions are filled or services are provided. Revenues from sales of software or software licenses are recognized upon delivery of the software, or ratably upon the completion of any significant Company obligations. Revenues from software rentals are recognized over the rental period. Revenues from sales of computer hardware are recognized upon shipment of the hardware.

(3) INVENTORY - Inventory, which consists primarily of prescription drugs, is stated at the lower of cost (first-in, first-out method) or market.

(4) NET INCOME (LOSS) PER SHARE - Net income (loss) per share is generally computed by dividing net income (loss) applicable to common shareholders by the weighted average shares of common stock outstanding during the applicable period (3,606,626 shares and 3,194,207 shares for the three months ended March 31, 1996 and 1995, respectively). Common stock equivalents have been included in the computation using the modified treasury stock method for those periods in which the Company reported net income; however, they have been excluded from the computation in those periods in which the Company reported losses as their effect would be anti-dilutive. In addition, in calculating fully diluted earnings per share for the three months ended March 31, 1996, convertible preferred stock and other potentially issuable securities have been included in the computation of the weighted average shares of common stock outstanding (4,245,376 shares).

(5) LICENSE FEES - On February 1, 1996, the Company, Bergen Brunswig Drug Company and IntePlex, Inc. (collectively, "Bergen"), signed a strategic marketing agreement whereby Bergen paid a one-time, non-refundable fee of $1,000,000 for a non-exclusive license to market the Company's electronic prescription processing products throughout the U.S. The Company will pay Bergen from 10% to 30% of net revenues derived from the sale of these products, depending on the overall annual volume of sales. The $1,000,000 fee, and related incidental costs, have been recognized in the first quarter of 1996. Bergen Brunswig Drug Company and IntePlex, Inc. are wholly-owned subsidiaries of Bergen Brunswig Corporation, a supplier of pharmaceutical products with reported 1995 revenues of $8.4 billion.

     On March 1, 1996, the Company entered into a license agreement with Blue Cross and Blue Shield of Massachusetts, Inc. ("BCBSM"), a large health insurance provider based in Boston. Under this agreement, BCBSM agreed to pay a one-time license fee of $204,000 in exchange for an exclusive right to license ProxyScript to physicians in six New England states. The Company has recognized $189,000 of the license fee as revenue in the first quarter of 1996, representing the portion of the fee earned.

(6)  SALE OF ASSETS AND SALE OF SUBSIDIARY

     (a) SALE OF ASSETS - On March 15, 1995, the Company sold to Eckerd Corporation ("Eckerd") certain, but not all, of the assets related to the Company's HMO prescription drug dispensing operations for $4,851,481. The purchase price included $3,525,000 for the Company's prescription drug files, transferable licenses, customer lists, goodwill and other intangible assets relating to the portion of the pharmaceutical dispensing business being sold, payable as follows: $1,325,000 was paid at closing, and $900,000 and $350,000 was paid on August 4, 1995 and April 5, 1996, respectively, based on prescription business retained by Eckerd. Under the terms of the agreement, up to $950,000 remains to be paid on October 5, 1996 (included in other receivables). This final payment is subject to downward adjustment if the cumulative percentage of business is less than 75% of the prescription business which existed at the time of the sale, which was approximately 91,000 prescriptions per month. To the extent that the number of prescriptions filled by Eckerd is less than 75% of this base number per month, the Company will receive a proportionate payment amount per prescription filled.

     The portion of the sales price that is based on retention (originally totaling $2,200,000) was recorded as deferred revenue, and is being recognized as income when earned. As a result of deferring this income until earned, the Company recorded a loss of $1,889,602 from the consummation of this transaction in the quarter ended March 31, 1995. Based on prescription data supplied by Eckerd, the Company recorded an appropriate portion of this deferred income as earned in subsequent quarters, including $820,482 earned for the three months ended March 31, 1996. As of March 31, 1996, approximately $250,000 of deferred revenue remains to be earned from future prescription sales by Eckerd. The Company estimates that the ultimate cumulative gain on this transaction (including collection of the remaining deferred revenue) will be nominal after accruing for costs associated with the transaction, including severance pay, lease termination costs, costs associated with the Company's obligation to perform clinical pharmacy services through September 15, 1996, and other items. Net sales related to these prescription drug dispensing operations were $-0- for the three months ended March 31, 1996, and approximately $3,404,000 for the three months ended March 31, 1995.

     (b) SALE OF SUBSIDIARY - On September 29, 1995, the Company sold to National Health Care Affiliates, Inc. and an affiliate thereof (collectively "NHCA") all of the outstanding common stock of its wholly-owned subsidiary ProxyFusion, Inc. for $1,542,029. ProxyFusion, Inc. provides home infusion therapy services, including pharmacy and nursing services, primarily to HMO patients. Net sales related to this operation were $-0- in the three months ended March 31, 1996, and approximately $631,000 for the three months ended March 31, 1995.

     Pro forma data reflecting the results of operations as if both the sale of assets to Eckerd and the sale of the subsidiary to NHCA had occurred as of January 1, 1995 is as follows. Due to costs incurred by the Company subsequent to these sales on the further development and marketing of its electronic prescription processing programs and network (ProxyScript, RxReceive and ProxyNet), amongst other factors, such pro forma data may not be indicative of future results of operations.

                                                 PRO FORMA - THREE MONTHS
                                                   ENDED MARCH 31, 1995
                                                 ------------------------
     Net sales                                           $ 694,000
                                                         ---------
     Costs and expenses:
          Cost of sales                                    453,000
          Selling, general and adminis-
               trative expenses                            544,000
                                                         ---------
                                                           997,000
                                                         ---------
               Operating loss                             (303,000)
     Other income (expense):
          Gain on sale of assets                            11,000
          Interest income                                    4,000
          Interest expense                                 (18,000)
                                                         ---------
               Net loss                                  $(306,000)
                                                         =========
     Net loss per share of common stock                    $(.10)
                                                         =========

(7) SUBSEQUENT EVENT - SALE OF COMMON STOCK - On May 13, 1996, the Company completed the sale of 1,945,000 shares of common stock in an underwritten offering to the public at $6.63 per share. An additional 55,000 shares of common stock were sold by the underwriter on behalf of an unaffiliated selling shareholder. The sale of shares by the Company resulted in net proceeds of $11,323,000, after estimated expenses of $1,562,625. In addition, the underwriter may elect, within 45 days, to exercise an overallotment option to sell an additional 300,000 shares on the Company's behalf at the same price, less expenses. Net proceeds from the offering will be used for sales and marketing of the Company's healthcare information technology products and services, product development, payment of capital lease obligations, and working capital. As part of the transaction, the Company issued warrants to purchase 200,000 shares of common stock to the underwriter, which are exercisable for five years at a price of $7.95 per share.

     The following table presents the unaudited balance sheet of the Company as of March 31, 1996, as well as the pro forma balance sheet after giving effect to the net proceeds of the offering and the use of proceeds to repay certain indebtedness, as if the offering had been consummated on March 31, 1996:

                                      ACTUAL,        PRO FORMA      PRO FORMA
                                     MARCH 31,      ADJUSTMENTS      MARCH 31,
                                       1996          DR. (CR.)         1996
                                   -------------    -----------     ----------
               ASSETS
     Cash and cash equivalents     $   795,241 (1)   11,323,000      11,668,241
                                               (2)     (450,000)
     Other current assets            2,502,883                        2,502,883
                                   -----------                      -----------
             Total current assets    3,298,124                       14,171,124
     Property, equipment and
          other assets               1,309,189                        1,309,189
     Intangible assets                 609,642                          609,642
                                   -----------                      -----------
             Total assets          $ 5,216,955                       16,089,955
                                   ===========                      ===========

         LIABILITIES AND
      STOCKHOLDERS' EQUITY
     Current liabilities           $ 1,360,473 (2)      295,658       1,064,815
     Non-current liabilities           234,342 (2)      154,342          80,000
                                   -----------                      -----------
               Total liabilities     1,594,815                        1,144,815
                                   -----------                      -----------
     Stockholders' equity:
          Preferred stock                  830                              830
          Common stock                   3,297 (1)       (1,945)          5,242
          Additional paid-in
            capital                 10,774,052 (1)  (11,321,055)     22,095,107
          Accumulated deficit       (7,156,039)                      (7,156,039)
                                   -----------                      -----------
               Total stockholders'
                 equity              3,622,140                       14,945,140
                                   -----------                      -----------
               Total liabilities
                 and stock-
                 holders' equity   $ 5,216,955                       16,089,955
                                   ===========                      ===========

    (1) To reflect the net proceeds of the sale of 1,945,000 shares of common stock for $6.63 per share, less estimated expenses.
    (2) To reflect the use of proceeds to retire existing capital leases.

(8) EMPLOYEE MATTER - The Company is a party to an administrative proceeding involving a former employee. Based on its internal investigation, the Company does not anticipate that the ultimate resolution of this matter will be material.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     From inception until 1995, the Company's business was principally related to the dispensing of prescription drugs through a variety of methods of delivery, including retail and institutional pharmacies and its home infusion therapy subsidiary. In the first quarter of 1995, management determined that the Company's retail pharmacy business was undesirable, primarily due to the need for substantial additional capital required to achieve the economies of scale required for profitable operations, and decided to shift the emphasis of the Company's business. As part of the retail pharmacy operations, the Company provided at no charge to its customers certain of its healthcare information technology products and services, which were favorably received. Management also recognized a need for these products and services in the marketplace. Consequently, the Company elected to pursue the commercialization of its healthcare information technology products and services. In March 1995, the Company sold its retail pharmacy operations to Eckerd, and in September 1995 the Company sold its home infusion subsidiary to NHCA. These sales enabled the Company to pay off substantial debt to a major drug supplier and to raise cash needed for the further development and commercialization of its new products and services.

     Through December 31, 1995, revenues from the Company's healthcare information technology products and services were not material. On February 1, 1996, the Company consummated the Bergen agreement, pursuant to which the Company received a one-time, non-refundable fee of $1,000,000. On March 1, 1996, the Company entered into the BCBSM agreement, pursuant to which the Company is entitled to receive a one-time license fee of $204,000 payable by September 1, 1996, of which $189,000 has been earned.

     The Company still owns and operates ProxyCare, Inc. ("ProxyCare"), its institutional pharmacy subsidiary which dispenses prescription drugs to patients in long-term care facilities; however, the Company is considering whether ProxyCare fits within its long-term business plan. There are no understandings, commitments or agreements at the date of this Form 10-QSB for the sale of ProxyCare.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996, COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

     NET SALES. Net sales for the three months ended March 31, 1996 decreased by $3,186,663, or 67%, to $1,543,426 from net sales of $4,730,089 for the three months ended March 31, 1995. This decrease was attributable to the Eckerd and NHCA dispositions which occurred in 1995. The combined net sales of these operations comprised 85% of the Company's net sales in the three months ended March 31, 1995.

Net sales for the three months ended March 31, 1996 which were not attributable to the operations sold increased $848,902, or 122%, to $1,543,426 over net sales of $694,524 in the 1995 period. This increase was primarily due to the net effect of two factors. First, the Company recognized income totaling $1,189,000 from two one-time license fees in the first quarter of 1996 (Bergen and BCBSM), whereas no license fee income was received in the first quarter of 1995. Second, sales by the Company's remaining drug dispensing operations, ProxyCare, decreased $368,890, or 53%, to $325,634 for the three months ended March 31, 1996, as compared to net sales of $694,524 for the three months ended March 31, 1995. This decrease was due primarily to the loss of business from several customers in the first quarter of 1996. The Company believes that price fluctuations are not a significant factor affecting ProxyCare's sales because of contractual fixed pricing arrangements with many customers.

     GROSS PROFIT MARGIN. Gross profit margin for the three months ended
March 31, 1996 was 83% compared to a gross profit margin of 29% for 1995. Gross profit margin, after deducting sales and costs of sales related to the operations sold to Eckerd and NHCA, was 83% for 1996 compared to 35% for 1995. The relatively high gross profit margin for the 1996 period results from the favorable impact of the one-time license fee revenues received from Bergen and BCBSM. For ProxyCare, the gross margin was 26% and 35% for the three months ended March 31, 1996 and 1995, respectively. The decrease in ProxyCare's gross margin reflects the change in the mix of sales resulting from the loss of certain customers in the 1996 period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 1996 decreased $1,003,588, or 52%, to $1,067,542 from $2,071,130 for the three months ended
March 31, 1995. After deducting selling, general and administrative expenses related to the operations sold to Eckerd and NHCA, selling, general and administrative expenses "as adjusted" in the three months ended March 31, 1996 increased by $529,850, or 99%, to $1,067,542 from $537,692 for the three months ended March 31, 1995. Selling, general and administrative expenses, as adjusted, were 69% and 77% of adjusted net sales in the 1996 and 1995 periods, respectively. Selling, general and administrative expenses for ProxyCare decreased by $112,583, or 54%, to $95,187 in the 1996 period, compared to $207,780 in the 1995 period, primarily due to cost control measures instituted upon the loss of certain customers in the 1996 period. As a result of these measures, ProxyCare's selling, general and administrative expenses as a percentage of sales was maintained at 29% of net sales in the 1996 period, compared to 30% in the 1995 period. Other selling, general and administrative expenses, as adjusted, increased by $642,433, or 195%, to $972,345 in the 1996 period, compared to $329,912 in the 1995 period, primarily due to the Company's efforts to develop and market its new products and services. This increase primarily resulted from the following: (i) payroll and related costs for sales, customer service, and clinical pharmacy service and management personnel related to the Company's new products and services ($416,000); (ii) marketing expenses related to these products and services, marketing materials, attendance at national and local trade shows, expenses for pilot programs for potential customers and travel costs ($120,000); (iii) additional depreciation and amortization related to new network equipment and capitalized software costs ($35,000); and (iv) insurance costs related to the addition of officer and director insurance and product liability insurance for the Company's new products and services ($20,000). In addition, selling, general and administrative expenses for the 1996 period include commissions payable under the Bergen agreement of $56,700, which were not incurred in the 1995 period.

     INTEREST EXPENSE. Net interest expense for the three months ended March 31, 1996 decreased $82,178, or 97%, to $2,789 from $84,967 for the three months ended March 31, 1995. The decrease in net interest expense is due primarily to the use of proceeds from the Eckerd sale in March 1995, and from a private placement of Series A Preferred Stock in July 1995, to repay all outstanding notes payable and long-term debt. As of March 31, 1996, interest-bearing indebtedness consists solely of capital lease obligations.

     OTHER. Upon the sale of the Company's retail pharmacy operations to Eckerd in March 1995, the Company recorded a loss of $1,878,741 in the three month period ended March 31, 1995. Pursuant to the agreement with Eckerd, the Company earns additional proceeds from the sale based on subsequent prescription sales by Eckerd. Based on data provided by Eckerd, the Company earned $820,482 of additional sale proceeds in the three month period ended March 31, 1996. If all of the remaining deferred revenue is earned, the Company will ultimately record a nominal cumulative gain on the sale.

     NET INCOME (LOSS). As a result of the foregoing, the Company recorded net income of $1,028,520 in 1996, compared to a net loss of ($2,671,398) in 1995. Notwithstanding the net income recorded for the three months ended March 31, 1996, which resulted substantially from one-time license fees earned, the Company anticipates that it will continue to incur significant operating losses until it generates a substantial flow of recurring revenues from the sale of its new products and services. There can be no assurance that the Company will realize a significant level of recurring revenues from the sale of these new products and services, or that revenues from these operations or those of ProxyCare will ultimately result in significant reductions in losses or achievement of profitability.

     The Financial Accounting Standards Board has recently issued new accounting pronouncements which will be effective in 1996. With respect to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company is already in compliance with the standards requiring an evaluation of the carrying values of its intangible and other long-lived assets. With respect to the accounting for its stock-based employee compensation plans, the Company will elect to account for such plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (which is consistent with its present method of accounting for such plans) rather than the fair value-based method prescribed by SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, neither of these new standards will have an effect on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     In the three month period ended March 31, 1996, the Company generated positive cash flow from operations of $438,763, and overall positive cash flow of $331,261 after including the results of investing and financing activities.

     A comparison of the Company's financial condition from March 31, 1996 to December 31, 1995 is as follows:

                                          MARCH 31, 1996     DECEMBER 31, 1995
                                          --------------     -----------------
     Current ratio                           2.4 to 1             1.5 to 1
     Quick ratio                             2.2 to 1             1.2 to 1
     Working capital                        $1,937,651           $  990,734
     Notes payable and long term debt       $        -           $        -
     Capital leases payable                 $  363,479           $  417,884
     Net tangible assets                    $3,012,498           $1,974,664
     Net assets                             $3,622,140           $2,593,620

     As of March 31, 1996, the Company had cash and cash equivalents of $795,241. This available cash, together with $350,000 received from Eckerd in April 1996 under the terms of the agreement for the sale of the retail pharmacy assets, and the net proceeds of $11,323,000 received on May 13, 1996 from the sale of common stock as described in Note 7 to the Consolidated Financial Statements above, continues to be used for operations, for the further development and marketing of the Company's new products and services, and for the acquisition of equipment and other general corporate purposes. The Company is also obligated to pay cash dividends on its Series A Preferred Stock of $86,625 in June and December of each year. In addition to these cash resources, the Company expects to receive additional non-operating cash as follows: (i) $950,000 in October 1996 from the Eckerd sale (subject to downward adjustment as described in Note 6 of Notes to Consolidated Financial Statements above), (ii) six quarterly payments of $93,000 from the NHCA sale beginning in June 1996, and
(iii) $109,500 due from BCBSM on or before September 1, 1996 (less $32,850 payable under the Bergen Agreement).

     Accounts receivable turnover for ProxyCare was 4.0 times in 1996 compared to 5.8 times in 1995. Inventory turnover for ProxyCare was 4.4 times in 1996 compared to 6.9 times in 1995. Both of these indicators were adversely affected by the decline in ProxyCare's 1996 sales as discussed above.

     Beginning in the second quarter of 1996, the Company expects to incur significant negative net cash flow from operations until it begins receiving substantial recurring revenues from the sale of its new products and services. Furthermore, while the Company presently has no material commitments for capital expenditures, management is committed to the strategy of investing funds in further marketing and development of its products and services to the extent it can afford to do so, including pursuing pilot programs at no cost to the customer. However, with the cash received from the sale of common stock and from the other expected sources described above, management believes that its cash resources are sufficient to support its planned operations for the foreseeable future.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

     In September 1995, an administrative charge of sex discrimination was filed against the Company before the Clearwater, Florida, Human Relations Department by a former employee who had been terminated in connection with the sale of the Company's retail pharmacy operations to Eckerd. The claimant alleges sexual harassment by another former employee, in violation of applicable federal, state and local laws. The claimant seeks unspecified back pay and other damages, together with costs and attorneys' fees. No discovery has been taken to date in this case; however, the Company has conducted an internal investigation and believes that the claim is without merit. The Company intends to vigorously defend this claim.

ITEM 5 - OTHER INFORMATION.

     See Note 7 of Notes to Consolidated Financial Statements (included in
Part 1 herein), describing the sale by the Company of 1,945,000 shares of common stock, resulting in net proceeds of $11,323,000.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     (b) Reports on Form 8-K.

          During the quarter ended March 31, 1996, the following report on Form 8-K was filed:

          February 1, 1996 - Reporting on the strategic marketing agreement entered into by the Company with Bergen.

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PROXYMED, INC.
                                          (Registrant)

Date  May 15, 1996                        /s/ BENNETT MARKS
                                          ------------------------------------
                                          Bennett Marks
                                          Executive Vice President - Finance,
                                          Chief Financial Officer and Principal
                                          Accounting Officer