Form 10QSB
period 1996-06-30
PROXYMED INC /FT LAUDERDALE/
filed 1996-08-09
CIK 906337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended JUNE 30, 1996

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

          -------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                          COMMON STOCK, $.001 PAR VALUE
                      9,484,772 SHARES AS OF AUGUST 5, 1996

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

                         PROXYMED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1996
                                   (UNAUDITED)

                  ASSETS
Current assets:
     Cash and cash equivalents                                 $ 4,469,066
     Investment in U.S. Treasury Notes, current portion          5,538,265
     Trade receivables, net                                        314,371
     Other receivables                                           1,339,031
     Note receivable                                               556,522
     Inventory                                                     212,252
     Other current assets                                          192,487
                                                               -----------
       Total current assets                                     12,621,994
Investment in U.S. Treasury Notes, non-current portion           3,002,888
Property and equipment, net                                      1,358,922
Intangible assets, net                                             605,640
Other assets                                                        31,653
                                                               -----------
         Total assets                                          $17,621,097
                                                               ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                     $   501,384
     Current portion of deferred revenue                           164,936
                                                               -----------
         Total current liabilities                                 666,320
Deferred revenue, less current portion                              60,000
                                                               -----------
         Total liabilities                                         726,320
                                                               -----------

Stockholders' equity:
     Series A 9% Convertible preferred stock, $.01 par value.
         Authorized 130,000 shares; issued and outstanding
         60,000 shares; liquidation preference $1,500,000              600
     Common stock, $.001 par value. Authorized 20,000,000
         shares; issued and outstanding 8,776,091 shares             8,776
     Additional paid-in capital                                 24,973,639
     Accumulated deficit                                        (8,088,238)
                                                               -----------
         Total stockholders' equity                             16,894,777
                                                               -----------
         Total liabilities and stockholders' equity            $17,621,097
                                                               ===========


See accompanying notes.

                                 PROXYMED, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                      JUNE 30,                            JUNE 30,
                                             --------------------------         --------------------------
                                                  1996          1995               1996             1995
                                             ----------      ----------         ----------       ---------
Net sales                                    $1,809,330       6,004,519            265,904       1,274,430
                                             ----------      ----------         ----------       ---------

Costs and expenses:
     Cost of sales                              441,753       4,183,808            176,696         817,159
     Compensatory stock options
         and warrants (Note 7)                  247,834               -            247,834               -
     Selling, general and adminis-
         trative expenses                     2,089,691       3,093,733          1,022,149       1,022,603
                                             ----------      ----------         ----------       ---------
                                              2,779,278       7,277,541          1,446,679       1,839,762
                                             ----------      ----------         ----------       ---------

         Operating loss                        (969,948)     (1,273,022)        (1,180,775)       (565,332)

Other income (expense):
     Gain (loss) on sale of assets              988,226      (1,073,448)           167,744         805,293
     Interest, net                               78,043        (133,524)            80,832         (48,557)
                                             ----------      ----------         ----------       ---------

         Net income (loss)                       96,321      (2,479,994)          (932,199)        191,404

Dividends on cumulative
     preferred stock                             88,328           9,319             41,640           9,319
                                             ----------      ----------         ----------       ---------

         Net income (loss) appli-
              cable to common
              shareholders                   $    7,993      (2,489,313)          (973,839)        182,085
                                             ==========      ==========         ==========       =========


Net income (loss) per share of
     common stock                            $        0            (.52)              (.14)            .04
                                             ==========      ==========         ==========       =========

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                            1996              1995
                                                                         -----------       ----------
Cash flows from operating activities:
     Net income (loss)                                                   $    96,321       (2,479,994)
     Adjustments to reconcile net income (loss) to
         net cash used in operating activities:
              Depreciation and amortization expense                          155,505          171,417
              Common stock issued for services                                56,000                -
              Compensatory warrants issued (Note 7)                          247,834                -
              Amortization of covenant not-to-compete                        (40,000)               -
              (Gain) loss on sale of assets                                 (988,226)       1,073,448
              Changes in assets and liabilities, net of
                  effect of acquisitions and dispositions:
                      Accounts receivable                                    331,527          819,893
                      Inventory                                               26,011           55,970
                      Other                                                 (121,987)          84,815
                      Accounts payable and accrued expenses                 (221,468)      (3,270,328)
                                                                         -----------       ----------
         Net cash used in operating activities                              (458,483)      (3,544,779)
                                                                         -----------       ----------

Cash flows from investing activities:
     Purchase of U.S. Treasury Notes                                      (8,541,153)               -
     Proceeds from sale of dispensary assets                                       -        2,669,051
     Capital expenditures                                                   (571,149)        (160,301)
                                                                         -----------       ----------
         Net cash provided by (used in)
              investing activities                                        (9,112,302)       2,508,750
                                                                         -----------       ----------

Cash flows from financing activities:
     Net proceeds from sale of equity securities                          13,041,309        1,468,250
     Proceeds from exercise of stock options and warrants                    942,656                -
     Payment of preferred stock dividends                                    (82,963)               -
     Payment of notes payable and long-term debt                                   -         (793,772)
     Collection of notes receivable                                           92,753                -
     Payment of capital lease obligations                                   (417,884)        (101,886)
                                                                         -----------       ----------
         Net cash provided by financing activities                        13,575,871          572,592
                                                                         -----------       ----------

Net increase (decrease) in cash                                            4,005,086         (463,437)
Cash at beginning of period                                                  463,980        1,137,913
                                                                         -----------       ----------
Cash at end of period                                                    $ 4,469,066          674,476
                                                                         ===========       ==========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                              $    28,088           83,354
                                                                         ===========       ==========
     Common stock issued for business acquired                           $         -           21,000
                                                                         ===========       ==========

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

       The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. Reference is made to the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

(2) STOCK SPLIT - On June 12, 1996, the Board of Directors authorized a three-for-two stock split on the Company's common stock payable July 8, 1996 to shareholders of record on June 24, 1996. All applicable share and per share data have been retroactively adjusted for the stock split.

(3) REVENUE RECOGNITION - Revenues from the Company's prescription drug dispensing activities are reported at net realizable amounts from HMO providers and patients at the time the individual prescriptions are filled or services are provided. Revenues from sales of software or software licenses are recognized upon delivery of the software, or ratably upon the completion of any significant Company obligations. Revenues from software rentals are recognized over the rental period. Revenues from sales of computer hardware are recognized upon shipment of the hardware.

(4) INVENTORY - Inventory, which consists primarily of prescription drugs, is stated at the lower of cost (first-in, first-out method) or market.

(5) NET INCOME (LOSS) PER SHARE - Net income (loss) per share is generally computed by dividing net income (loss) applicable to common shareholders by the weighted average shares of common stock outstanding during the applicable period (5,872,757 shares and 4,799,738 shares for the six months ended June 30, 1996 and 1995, respectively; and 6,799,926 shares and 5,234,888 shares for the three months ended June 30, 1996 and 1995, respectively). Common stock equivalents have been included in the computation using the modified treasury stock method for those periods in which the Company reported net income; however, they have been excluded from the computation in those periods in which the Company reported losses as their effect would be anti-dilutive.

(6) SALE OF COMMON STOCK - In May 1996, the Company completed the sale of 3,367,500 shares of common stock in an underwritten offering to the public at $4.42 per share. An additional 82,500 shares of common stock were sold by the underwriter on behalf of an unaffiliated selling shareholder. The sale of shares by the Company resulted in net proceeds of $13,041,309, after expenses of $1,831,816. Net proceeds from the offering are being used for sales and marketing of the Company's healthcare information technology products and services, product development, payment of capital lease obligations, and working capital. As part of the transaction, the Company issued warrants to purchase 300,000 shares of common stock to the underwriter, which are exercisable for five years at a price of $5.63 per share.

(7) COMPENSATORY STOCK OPTIONS AND WARRANTS - In May 1996, the Company entered into an Electronic Commerce and Healthcare Information Licensing Agreement with Personalized Programming, Inc. ("PPI"). The agreement requires the Company to provide PPI with a "software developer's toolbox" to enable PPI to integrate the Company's products and services as a prescription module in PPI's existing physician practice management software, The Medical Manager. The Medical Manager software is presently being used by over 110,000 physicians in 22,000 offices throughout the United States. The Company will derive a royalty from each prescription module sold, and PPI will be entitled to a portion of all transaction fees revenue derived from the Company's prescription products. As part of the agreement, the Company granted a five-year warrant to PPI for the purchase of 150,000 shares of common stock for $3.50 per share. The compensatory value of this warrant, along with certain other options and warrants granted to non-employees of the Company, has been computed using the Black-Scholes model, and has been charged to expense in the three month period ended June 30, 1996 in the amount of $247,834.

(8) LICENSE FEES - On February 1, 1996, the Company, Bergen Brunswig Drug Company and IntePlex, Inc. (collectively, "Bergen"), signed a strategic marketing agreement whereby Bergen paid a one-time, non-refundable fee of $1,000,000 for a non-exclusive license to market the Company's electronic prescription processing products throughout the U.S. The Company will pay Bergen from 10% to 30% of net revenues derived from the sale of these products, depending on the overall annual volume of sales. The $1,000,000 fee, and related incidental costs, were recognized in the first quarter of 1996. Bergen Brunswig Drug Company and IntePlex, Inc. are wholly-owned subsidiaries of Bergen Brunswig Corporation, a supplier of pharmaceutical products with reported 1995 revenues of $8.4 billion.

         On March 1, 1996, the Company entered into a license agreement with Blue Cross and Blue Shield of Massachusetts, Inc. ("BCBSM"), a large health insurance provider based in Boston. Under this agreement, BCBSM agreed to pay a one-time license fee of $204,000 in exchange for an exclusive right to license ProxyScript to physicians in six New England states. The Company recognized $189,000 of the license fee as revenue in the first quarter of 1996, representing the portion of the fee earned.

(9)  SALE OF ASSETS AND SALE OF SUBSIDIARY

       (a) SALE OF ASSETS - On March 15, 1995, the Company sold to Eckerd Corporation ("Eckerd") certain, but not all, of the assets related to the Company's HMO prescription drug dispensing operations for $4,851,481. The purchase price included $3,525,000 for the Company's prescription drug files, transferable licenses, customer lists, goodwill and other intangible assets relating to the portion of the pharmaceutical dispensing business sold, payable as follows: $1,325,000 was paid at closing, and $900,000 and $350,000 was paid on August 4, 1995 and April 5, 1996, respectively, based on prescription business retained by Eckerd. Under the terms of the agreement, up to $950,000 remains to be paid on October 5, 1996 (included in other receivables). This final payment is subject to downward adjustment if the cumulative percentage of business is less than 75% of the prescription business which existed at the time of the sale, which was approximately 91,000 prescriptions per month. To the extent that the number of prescriptions filled by Eckerd is less than 75% of this base number per month, the Company will receive a proportionate payment amount per prescription filled.

       The portion of the sales price that is based on retention of prescriptions (originally totaling $2,200,000) was recorded as deferred revenue, and is being recognized as income when earned. As a result of deferring this income until earned, the Company recorded a loss of $1,889,602 upon the consummation of this transaction in the first quarter of 1995. Based on prescription data supplied by Eckerd, the Company has been recording an appropriate portion of this deferred income as earned in subsequent quarters, including $988,226 earned for the six months ended June 30, 1996, and $807,635 earned for in the second quarter of 1995. As of June 30, 1996, approximately $85,000 of deferred revenue remains to be earned from future prescription sales by Eckerd. The Company estimates that the ultimate cumulative gain on this transaction (including collection of the remaining deferred revenue) will be nominal after accruing for costs associated with the transaction, including severance pay, lease termination costs, costs associated with the Company's obligation to perform clinical pharmacy services through September 15, 1996, and other items. Net sales related to these prescription drug dispensing operations were $-0- for the three and six months ended June 30, 1996; and approximately $-0- and $3,404,000 for the three and six months ended June 30, 1995.

       (b) SALE OF SUBSIDIARY - On September 29, 1995, the Company sold to National Health Care Affiliates, Inc. and an affiliate thereof (collectively "NHCA") all of the outstanding common stock of its wholly-owned subsidiary ProxyFusion, Inc. for $1,542,029. ProxyFusion, Inc. provides home infusion therapy services, including pharmacy and nursing services, primarily to HMO patients. Net sales related to this operation were $-0- in the three and six months ended June 30, 1996; and approximately $708,000 and $1,339,000 for the three and six months ended June 30, 1995.

       Pro forma data reflecting the results of operations as if both the sale of assets to Eckerd and the sale of the subsidiary to NHCA had occurred as of January 1, 1995 is as follows. Due to revenues and costs subsequent to these dispositions from the marketing and development of the Company's healthcare information technology products and services, amongst other factors, such pro forma data may not be indicative of future results of operations.

                                                 PRO FORMA -             PRO FORMA -
                                               SIX MONTHS ENDED      THREE MONTHS ENDED
                                                JUNE 30, 1995          JUNE 30, 1995
                                               ----------------      ------------------
     Net sales                                    $1,261,000               567,000
                                                  ----------             ---------
     Costs and expenses:
         Cost of sales                               872,000               419,000
         Selling, general and adminis-
              trative expenses                     1,323,000               779,000
                                                  ----------             ---------
                                                   2,195,000             1,198,000
                                                  ----------             ---------
              Operating loss                        (934,000)             (631,000)
     Other income (expense):
         Gain (loss) on sale of assets                 9,000                (2,000)
         Interest, net                               (63,000)              (49,000)
                                                  ----------             ---------
              Net loss                            $ (988,000)             (682,000)
                                                  ==========             =========

     Net loss per share of common stock             $(.21)                  (.13)
                                                  ==========             =========

(10) EMPLOYEE MATTER - The Company is a party to an administrative proceeding involving a former employee. Based on its internal investigation, the Company does not anticipate that the ultimate resolution of this matter will be material.

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

         The Company also owns and operates ProxyCare, Inc. ("ProxyCare"), its institutional pharmacy subsidiary which dispenses prescription drugs to patients in long-term care facilities; however, the Company is considering whether ProxyCare fits within its long-term business plan. There are no understandings, commitments or agreements at the date of this Form 10-QSB for the sale of ProxyCare.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1996,
COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1995

         NET SALES. Net sales for the three months ended June 30, 1996 decreased by $1,008,526, or 79%, to $265,904 from net sales of $1,274,430 for the three months ended June 30, 1995. Net sales for the six months ended June 30, 1996 decreased by $4,195,189, or 70%, to $1,809,330 from net sales of $6,004,519 for the six months ended June 30, 1995. These decreases were attributable to the Eckerd and NHCA dispositions which occurred in 1995. The combined net sales of these operations comprised 70% and 79% of the Company's net sales in the three and six months ended June 30, 1996, respectively. Net sales for the three months ended June 30, 1996 which were not attributable to the operations sold decreased $300,810, or 53%, to $265,904 compared to net sales of $566,714 in the 1995 quarter. This decrease was primarily due to a decline in the net sales of ProxyCare for the 1996 quarter of $301,187 versus the same quarter in 1995. Net sales for the six months ended June 30, 1996 which were not attributable to the operations sold increased $548,021, or 43%, to $1,809,330 compared to net sales of $1,261,309 in the

1995 period. This increase was primarily due to the net effect of two factors. First, the Company recognized income totaling $1,189,000 from two one-time license fees in the first quarter of 1996 (Bergen and BCBSM), whereas no license fee income was received in the first quarter of 1995. Second, sales by the Company's remaining drug dispensing operations, ProxyCare, decreased $670,077, or 54%, to $580,041 for the six months ended June 30, 1996, as compared to net sales of $1,250,118 for the six months ended June 30, 1995. This decrease was due primarily to the loss of business from several customers in the first quarter of 1996. The Company believes that price fluctuations are not a significant factor affecting ProxyCare's sales because of contractual fixed pricing arrangements with many customers.

         GROSS PROFIT MARGIN. Gross profit margin for the three months ended June 30, 1996 was 34%, which is comparable to a gross profit margin of 36% for the three months ended June 30, 1995. Gross profit margin for the six months ended June 30, 1996 was 76% compared to a gross profit margin of 30% for the six months ended June 30, 1995. This increase is due to the favorable impact of the one-time license fee revenues received in the first quarter of 1996 from Bergen and BCBSM. The effect of the gross margin changes for the 1996 periods vs. the 1995 periods was not significant.

         COMPENSATORY STOCK OPTIONS AND WARRANTS. As described in Note 7 of Notes to Consolidated Financial Statements, the Company issued certain compensatory stock options and warrants in the three month period ended June 30, 1996, primarily related to the PPI licensing agreement. No similar charges were incurred in 1995.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended June 30, 1996 of $1,022,149 was comparable to selling, general and administrative expenses of $1,022,603 for the three months ended June 30, 1995. Selling, general and administrative expenses for the six months ended June 30, 1996 decreased by $1,004,042, or 32%, to $2,089,691 from selling, general and administrative expenses of $3,093,733 for the six months ended June 30, 1995. After deducting selling, general and administrative expenses related to the operations sold to Eckerd and NHCA, selling, general and administrative expenses "as adjusted" in the three and six month periods ended June 30, 1996 increased by 30% and 58%, respectively. These increases are the net effect of two factors. First, selling, general and administrative expenses for ProxyCare decreased in each period by approximately 45% primarily due to cost control measures instituted after the loss of certain customers in the 1996 periods. As a result of these measures, ProxyCare's selling, general and administrative expenses as a percentage of sales was maintained at approximately 31% of net sales in the 1996 periods, compared to 28% in the 1995 periods. Secondly, other selling, general and administrative expenses for the Company's other recurring operations, as adjusted, increased by $929,796, or 95%, to $1,907,432 in the six months ended June 30, 1996, compared to $977,636 for the six months ended June 30, 1995, primarily due to the Company's efforts to develop and market its new products and services. This increase primarily resulted from the following: (i) payroll and related costs for sales, customer service, and clinical pharmacy service and management personnel related to the Company's new products and services ($560,000); (ii) marketing expenses related to these products and services, marketing materials, attendance at national and local trade shows, expenses for pilot programs for potential customers and travel costs ($154,000); (iii) additional depreciation, amortization and computer costs related to new network equipment and capitalized software costs ($84,000); (iv) insurance costs related to the addition of officer and director insurance and product liability insurance for the Company's new products and services ($50,000); (v) consulting fees to various software and business consultants ($61,000); and (vi) a credit of $40,000 for the amortization of a non-compete agreement. In addition, selling, general and administrative expenses for the 1996 period include commissions payable under the Bergen agreement of $56,700, which were not incurred in the 1995 period.

         INTEREST, NET. The Company earned net interest income for the three and six month periods ended June 30, 1996 of $80,832 and $78,043, respectively, whereas the Company incurred net interest expense for the three and six month periods ended June 30, 1995 of $48,557 and $133,524, respectively. This reflects the use of proceeds from the Eckerd and NHCA sales, and proceeds from the sale of equity securities, to retire all indebtedness, resulting in the elimination of interest expense, and the investment of available cash in U.S. Treasury Notes in earning interest income. As of June 30, 1996, the Company has retired all interest-bearing indebtedness.

         OTHER. Upon the sale of the Company's retail pharmacy operations to Eckerd in March 1995, the Company recorded a loss of $1,878,741 in the three month period ended March 31, 1995. Pursuant to the agreement with Eckerd, the Company earns additional proceeds from the sale based on subsequent prescription sales by Eckerd. Based on data provided by Eckerd, the Company earned $805,293, $820,482 and $167,744 of additional sale proceeds in the three month periods ended June 30, 1995, March 31, 1996 and June 30, 1996, respectively. As of June 30, 1996, the Company can earn up to an additional $85,000 of income from the Eckerd transaction. If all of the remaining deferred revenue is earned, the Company will ultimately record a nominal cumulative gain on the sale.

         NET INCOME (LOSS). As a result of the foregoing, the Company recorded a net loss of $932,199 for the three months ended June 30, 1996, as compared to net income of $191,404 for the three months ended June 30, 1995, and net income of $96,321 for the six months ended June 30, 1996 as compared to a net loss of $2,479,994 for the six months ended June 30, 1995. Notwithstanding the net income recorded for the six months ended June 30, 1996, which resulted substantially from one-time license fees earned, the Company anticipates that it will continue to incur significant operating losses until it generates a substantial flow of recurring revenues from the sale of its new products and services. There can be no assurance that the Company will realize a significant level of recurring revenues from the sale of these new products and services, or that revenues from these operations or those of ProxyCare will ultimately result in significant reductions in losses or achievement of profitability.

LIQUIDITY AND CAPITAL RESOURCES

         In the six month period ended June 30, 1996, the Company generated negative cash flow from operations of $458,483. However, as a result of the sale of 3,367,500 shares of common stock in May 1996 which resulted in net proceeds of $13,041,309, and the exercise of certain stock options and warrants in the second quarter of 1996 which resulted in net proceeds of $942,656, the Company had cash, cash equivalents and investments in U.S. Treasury Notes totaling $13,010,219 as of June 30, 1996. These available funds continue to be used for operations, for the further development and marketing of the Company's new products and services, and for the acquisition of equipment and other general corporate purposes. In addition to these cash resources, the Company expects to receive additional non-operating cash as follows: (i) $950,000 in October 1996 from the Eckerd sale (subject to downward adjustment as described in Note 9 of Notes to Consolidated Financial Statements above), (ii) payments of $556,522 by the end of 1996 on the note receivable from the NHCA sale (of which $324,754 was collected in July 1996), and (iii) $109,500 due from BCBSM on or before September 1, 1996 (less $32,850 payable under the Bergen Agreement). In addition, in August 1996 the Company completed the conversion of all of the Series A Preferred Stock into common stock, which eliminates the payment of future cash dividends on the Series A Preferred Stock.

         Accounts receivable turnover for ProxyCare was 3.8 times in 1996 compared to 5.8 times in 1995. Inventory turnover for ProxyCare was 3.8 times in 1996 compared to 6.9 times in 1995. Both of these indicators were adversely affected by the decline in ProxyCare's 1996 sales as discussed above.

         The Company expects to continue to incur significant negative net cash flow from operations until it begins receiving substantial recurring revenues from the sale of its new products and services. Furthermore, while the Company presently has no material commitments for capital expenditures, management is committed to the strategy of investing funds in further marketing and development of its products and services, including pursuing pilot programs at no cost to the customer. However, with the cash resources received in the second quarter of 1996, and from the other expected sources of cash described above, management believes that its cash resources are sufficient to support its planned operations for the foreseeable future.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

       (b) Reports on Form 8-K.

              During the quarter ended June 30, 1996, the following reports on Form 8-K were filed:

                  May 23, 1996 - Reporting on the sale of 3,367,500 shares of common stock resulting in net proceeds to the Company of $13,041,309.

                  May 31, 1996 - Reporting on the Electronic Commerce and Healthcare Information Licensing Agreement between the Company and Personalized Programming, Inc.

                                   SIGNATURES


       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PROXYMED, INC.
                                  (Registrant)






Date  AUGUST 9, 1996             /S/ BENNETT MARKS
      ---------------------      -------------------------------------
                                 Bennett Marks
                                 Executive Vice President - Finance,
                                 Chief Financial Officer and Principal
                                 Accounting Officer