Form 10QSB
period 1996-09-30
PROXYMED INC /FT LAUDERDALE/
filed 1996-11-13
CIK 906337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996
                               ------------------

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ______________________ to ______________________

Commission file number: 0-22052
                       --------

                                 PROXYMED, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          FLORIDA                                           65-0202059
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

2501 DAVIE ROAD, SUITE 230, FT. LAUDERDALE, FLORIDA               33317
---------------------------------------------------             ----------
(Address of principal executive offices)                        (Zip Code)

                                 (954) 473-1001
                            --------------------------
                           (Issuer's telephone number)


    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

                          COMMON STOCK, $.001 PAR VALUE
                     9,538,622 SHARES AS OF NOVEMBER 4, 1996

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

                         PROXYMED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

                  ASSETS
Current assets:
     Cash and cash equivalents                                    $  5,397,488
     Investment in U.S. Treasury Notes, current portion              6,022,239
     Trade receivables, net                                            111,877
     Other receivables                                               1,380,530
     Note receivable                                                   107,536
     Inventory                                                         175,217
     Other current assets                                              202,754
                                                                  ------------
Total current assets                                                13,397,641
Investment in U.S. Treasury Notes, non-current portion               1,500,277
Property and equipment, net                                          1,691,336
Goodwill, net                                                          601,639
Other assets                                                            32,054
                                                                  ------------

         Total assets                                              $17,222,947
                                                                  ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                        $    502,198
     Current portion of deferred revenue                                84,500
                                                                  ------------
         Total current liabilities                                     586,698
Deferred revenue, less current portion                                  40,000
                                                                  ------------
         Total liabilities                                             626,698
                                                                  ------------
Stockholders' equity:
     Common stock, $.001 par value. Authorized 20,000,000
         shares; issued and outstanding 9,530,622 shares                 9,531
     Additional paid-in capital                                     25,850,925
     Accumulated deficit                                            (9,264,207)
                                                                  ------------
         Total stockholders' equity                                 16,596,249
                                                                  ------------
         Total liabilities and stockholders' equity                $17,222,947
                                                                  ============

See accompanying notes.


                                 PROXYMED, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  NINE MONTHS ENDED                THREE MONTHS ENDED
                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                            --------------------------         ---------------------------
                                                1996            1995               1996            1995
                                            -----------      ----------        -----------       ---------
Net sales                                   $ 2,089,489       7,135,041            280,159       1,130,522
                                            -----------      ----------        -----------       ---------

Costs and expenses:
     Cost of sales                              617,180       4,884,107            175,427         700,299
     Selling, general and adminis-
         trative expenses                     3,803,586       4,210,138          1,466,061       1,116,405
                                            -----------      ----------        -----------       ---------
                                              4,420,766       9,094,245          1,641,488       1,816,704
                                            -----------      ----------        -----------       ---------

         Operating loss                      (2,331,277)     (1,959,204)         (1,361,329)      (686,182)

Other income (expense):
     Gain (loss) on sale of assets              993,895        (826,220)             5,669         247,228
     Gain on sale of subsidiary                       -         669,664                  -         669,664
     Interest, net                              257,734        (153,228)           179,691         (19,704)
                                            -----------      ----------        -----------       ---------

         Net income (loss)                   (1,079,648)     (2,268,988)        (1,175,969)        211,006

Dividends on cumulative
     preferred stock                             95,803          61,257              7,475          51,938
                                            -----------      ----------        -----------       ---------

         Net income (loss) appli-
              cable to common
              shareholders                  $(1,175,451)     (2,230,245)         (1,183,444)       159,068
                                            ===========      ==========        ============      =========


Net income (loss) per share of
     common stock                           $   (.17)           (.49)               (.13)           .03
                                            ===========      ==========        ============      =========

See accompanying notes.


                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                             1996              1995
                                                                         -----------        -----------
Cash flows from operating activities:
     Net loss                                                            $(1,079,648)       (2,268,988)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
              Depreciation and amortization expense                          267,569          234,054
              Common stock issued for services                                56,000                -
              Compensatory warrants issued (Note 7)                          247,834                -
              Amortization of covenant not-to-compete                        (60,000)               -
              (Gain) loss on sale of assets                                 (993,895)         826,220
              Gain on sale of subsidiary                                           -          (669,664)
              Changes in assets and liabilities, net of
                effect of acquisitions  and dispositions:
                      Accounts receivable                                     57,436          816,208
                      Inventory                                               63,046           62,642
                      Other                                                 (122,336)          87,172
                      Accounts payable and accrued expenses                 (220,654)      (2,872,407)
                                                                         -----------       -----------
         Net cash used in operating activities                            (1,784,648)      (3,784,763)
                                                                         -----------       -----------

Cash flows from investing activities:
     Purchases of U.S. Treasury Notes                                     (8,541,153)               -
     Maturities of U.S. Treasury Notes                                     1,018,637                -
     Proceeds from sale of dispensary assets                                 350,000        3,557,973
     Proceeds from sale of subsidiary                                              -          800,000
     Capital expenditures                                                 (1,011,626)        (295,709)
                                                                         -----------       -----------
         Net cash provided by (used in) investing activities              (8,184,142)       4,062,264
                                                                         ------------      -----------

Cash flows from financing activities:
     Net proceeds from sale of equity securities                          13,041,309        2,002,250
     Proceeds from exercise of stock options and warrants                  1,820,097                -
     Payment of preferred stock dividends                                    (82,963)               -
     Payment of notes payable and long-term debt                                   -       (1,580,412)
     Collection of notes receivable                                          541,739                -
     Payment of capital lease obligations                                   (417,884)        (154,602)
                                                                         -----------       -----------
         Net cash provided by financing activities                        14,902,298          267,236
                                                                         -----------       -----------

Net increase in cash and cash equivalents                                  4,933,508          544,737
Cash and cash equivalents at beginning of period                             463,980        1,137,913
                                                                         -----------       -----------
Cash and cash equivalents at end of period                               $ 5,397,488        1,682,650
                                                                         ===========       ==========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                              $    31,123          273,250
                                                                         ===========       ==========
     Common stock issued for businesses and services                     $         -           63,263
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

       The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. Reference is made to the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

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

(5) NET INCOME (LOSS) PER SHARE - Net income (loss) per share is generally computed by dividing net income (loss) applicable to common shareholders by the weighted average shares of common stock outstanding during the applicable period (7,032,435 shares and 4,805,358 shares for the nine months ended September 30, 1996 and 1995, respectively; and 9,351,790 shares and 5,454,012 shares for the three months ended September 30, 1996 and 1995, respectively). Common stock equivalents have been included in the computation using the modified treasury stock method for those periods in which the Company reported net income; however, they have been excluded from the computation in those periods in which the Company reported losses as their effect would be anti-dilutive. The effect on the computation of preferred stock, which was converted to common stock in its entirety at various dates through August 2, 1996, is not material.

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

(7) COMPENSATORY STOCK OPTIONS AND WARRANTS - In May 1996, the Company signed an Electronic Commerce and Healthcare Information Licensing Agreement with Personalized Programming, Inc. ("PPI"). The agreement requires the Company to provide PPI with a "software developer's toolbox" to enable PPI to integrate the Company's products and services into PPI's existing prescription module in its physician practice management software, The Medical Manager. The Medical Manager software is presently used by over 110,000 physicians in 22,000 offices throughout the United States. The Company will share in revenues paid to PPI, and PPI will be entitled to a portion of all defined transaction fee revenue derived from the Company's prescription network services. As part of the agreement, the Company granted a five-year warrant to PPI for the purchase of 150,000 shares of common stock for $3.50 per share. The compensatory value of this warrant, as well as a warrant for 37,500 shares exercisable at $4.17 per share issued in connection with a license agreement with Blue Cross and Blue Shield of Massachusetts, Inc. ("BCBSM") (see Note 8 below), has been computed using the Black-Scholes model, and has been charged to expense in the second quarter of 1996 in the amount of $247,834.

(8) LICENSE FEES - In February 1996, the Company, Bergen Brunswig Drug Company and IntePlex, Inc. (collectively, "Bergen"), signed a strategic marketing agreement whereby Bergen paid a one-time, non-refundable fee of $1,000,000 for a non-exclusive license to market certain of the Company's products (as defined in the agreement) throughout the U.S. The Company will pay Bergen from 10% to 30% of net sales (as defined) earned from the sale of these products, depending on the total annual volume of sales, including certain sales of the defined products not resulting from Bergen referrals. The $1,000,000 fee and related incidental costs were recognized in the first quarter of 1996. Bergen Brunswig Drug Company and IntePlex, Inc. are wholly-owned subsidiaries of Bergen Brunswig Corporation, a supplier of pharmaceutical products with reported 1995 revenues of $8.4 billion.

         In March 1996, the Company entered into a license agreement with BCBSM, a large health insurance provider based in Boston. Under this agreement, BCBSM agreed to pay a one-time license fee of $204,000 in exchange for the right to license ProxyScript and ProxyCom to physicians exclusively in five New England states, and on a non-exclusive basis in one state, for up to two years. Of this license fee, the Company recognized $189,000 as revenue in the first quarter of 1996, and $10,500 in the third quarter of 1996, based on the portion of the total fee earned each period.

(9)  SALE OF ASSETS AND SALE OF SUBSIDIARY

       (a) SALE OF ASSETS - In March 1995, the Company sold to Eckerd Corporation ("Eckerd") certain, but not all, of the assets related to the Company's HMO prescription drug dispensing operations. A portion of the purchase price (up to $2,200,000) was contingent on the amount of prescription business retained by Eckerd through September 30, 1996. Accordingly, the Company initially recorded a loss on the sale, and recognized additional income as prescription data was provided by Eckerd. Ultimately, the final purchase price paid by Eckerd was $4,830,387, and the Company recognized a cumulative gain on the sale of approximately $254,000. Net sales related to these prescription drug dispensing operations were $-0- for the three and nine months ended September 30, 1996; and approximately $-0- and $3,404,000 for the three and nine months ended September 30, 1995.

       (b) SALE OF SUBSIDIARY - On September 29, 1995, the Company sold to National Health Care Affiliates, Inc. and an affiliate thereof (collectively "NHCA") all of the outstanding common stock of its wholly-owned subsidiary ProxyFusion, Inc. for $1,542,029. ProxyFusion, Inc. provides home infusion therapy services, including pharmacy and nursing services, primarily to HMO patients. A gain on this sale of $669,664 was recorded in September 1995. Net sales related to this operation were $-0- in the three and nine months ended September 30, 1996; and approximately $596,000 and $1,936,000 for the three and nine months ended September 30, 1995.

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


                                                        PRO FORMA -               PRO FORMA -
                                                    NINE MONTHS ENDED        THREE MONTHS ENDED
                                                    SEPTEMBER 30, 1995        SEPTEMBER 30, 1995
                                                    ------------------        ------------------
     Net sales                                         $  1,795,000                 534,000
                                                       ------------               ---------
     Costs and expenses:
         Cost of sales                                    1,225,000                 354,000
         Selling, general and adminis-
              trative expenses                            2,242,000                 918,000
                                                       ------------               ---------
                                                          3,467,000               1,272,000
                                                       ------------               ---------
              Operating loss                             (1,672,000)               (738,000)
     Other income (expense):
         Gain (loss) on sale of assets                        7,000                 (10,000)
         Interest, net                                      (82,000)                (20,000)
                                                       ------------               ---------
              Net loss                                 $ (1,747,000)               (768,000)
                                                       ============               =========

     Net loss per share of common stock                $   (.37)                    (.17)
                                                       ============               =========

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

         NET SALES. Net sales for the three months ended September 30, 1996 decreased by $850,363, or 75%, to $280,159 from net sales of $1,130,522 for the three months ended September 30, 1995. Net sales for the nine months ended September 30, 1996 decreased by $5,045,552, or 71%, to $2,089,489 from net sales of $7,135,041 for the nine months ended September 30, 1995. These decreases were primarily attributable to the Eckerd and NHCA dispositions which occurred in 1995. The combined net sales of these operations comprised 53% and 75% of the Company's net sales in the three and nine months ended September 30, 1996, respectively. After eliminating the sales represented by these operations which were sold, net sales "as adjusted" for the three months ended September 30, 1996 decreased $253,856, or 48%, to $280,159 compared to net sales of $534,015 in the 1995 quarter. This decrease was primarily due to a decline in the net sales of ProxyCare for the 1996 quarter of $267,915 versus the same quarter in 1995. Net sales for the nine months ended September 30, 1996 which were not attributable to the operations sold increased $294,332, or 16%, to $2,089,489 compared to net sales of $1,795,157 in the 1995 period. This increase was primarily due to the net effect of two factors. First, the Company recognized income totaling $1,204,000 from two one-time license fees in the 1996 period (Bergen and BCBSM), whereas no license fee income was received in the 1995 period. Second, sales by the Company's remaining drug dispensing operations, ProxyCare, decreased $938,019, or 53%, to $821,052 for the nine months ended September 30, 1996, as compared to net sales of $1,759,071 for the nine months ended September 30, 1995. This decrease was due primarily to the loss of business from several customers in the first quarter of 1996. The Company believes that price fluctuations are not a significant factor affecting ProxyCare's sales because of contractual fixed pricing arrangements with many customers.

         GROSS PROFIT MARGIN. Gross profit margin for the three months ended September 30, 1996 of 37% was comparable to a gross profit margin of 38% for the three months ended September 30, 1995. Gross profit margin for the nine months ended September 30, 1996 was 70% compared to a gross profit margin of 32% for the nine months ended September 30, 1995. This increase is due to the favorable impact of the one-time license fee revenues received in the first quarter of 1996 from Bergen and BCBSM.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 1996 increased by $349,656, or 31%, to $1,466,061 from selling, general and administrative expenses of $1,116,405 for the three months ended September 30, 1995. Selling, general and administrative expenses for the nine months ended September 30, 1996 decreased by $406,552, or 10%, to $3,803,586 from selling, general and administrative expenses of $4,210,138 for the nine months ended September 30, 1995. However, after deducting selling, general and administrative expenses related to the operations sold to Eckerd and NHCA, selling, general and administrative expenses "as adjusted" in the three and nine month periods ended September 30, 1996 increased by 60% and 70%, respectively. These increases are the net effect of two factors. First, selling, general and administrative expenses for ProxyCare decreased in the nine months ended September 30, 1996 by approximately 47% from the 1995 levels primarily due to cost control measures instituted after the loss of certain customers in 1996. As a result of these measures, ProxyCare's selling, general and administrative expenses as a percentage of sales was maintained at approximately 33% of net sales in the nine months ended September 30, 1996, compared to 29% in the 1995 period. Secondly, other selling, general and administrative expenses for the Company's other recurring operations, as adjusted, increased by $1,801,028, or 104%, to $3,529,011 in the nine months ended September 30, 1996, compared to $1,727,983 for the nine months ended September 30, 1995, primarily due to the Company's efforts to develop and market its new products and services. This increase primarily resulted from the following: (i) additional payroll and related costs for sales, product development, customer service, clinical pharmacy service and management personnel related to the Company's new products and services ($848,000); (ii) additional marketing expenses related to these products and services, marketing materials, attendance at national and local trade shows, expenses for pilot programs for potential customers and travel costs ($250,000);
(iii) additional depreciation, amortization and computer costs related to new network equipment and capitalized software costs ($139,000); (iv) additional consulting fees to various software and business consultants ($174,000); (v) charges related to certain compensatory stock options and warrants issued in the second quarter of 1996, primarily related to the PPI licensing agreement, as described in Note 7 of Notes to Consolidated Financial Statements ($248,000), (vi) commissions principally under the Bergen agreement ($58,000), (vii) additional stockholders' expenses related to the Company's annual meeting, and relations with institutional and other investors ($69,000), (viii) net increases in various other selling, general and administrative expenses ($75,000), and (vi) a credit of $60,000 for the amortization of a non-compete agreement.

         INTEREST, NET. The Company earned net interest income for the three and nine month periods ended September 30, 1996 of $179,691 and $257,734, respectively, whereas the Company incurred net interest expense for the three and nine month periods ended September 30, 1995 of $19,704 and $153,228, respectively. This reflects the use of proceeds from the Eckerd and NHCA sales in 1995, and proceeds from the sale of equity securities in 1995 and 1996, to retire all indebtedness, resulting in the elimination of interest expense. In the second quarter of 1996, the Company retired all interest-bearing indebtedness, and all available cash has been invested in interest-bearing money market accounts and U.S. Treasury Notes.

       OTHER. The gain (loss) on sale of assets in the three and nine month periods ended September 30, 1996 and 1995 relate to the sale of certain, but not all, of the assets related to the Company's HMO prescription drug dispensing operations. Initially, a loss on the sale was recorded in the first quarter of 1995, and contingent income was recorded in subsequent periods based on the amount of prescription business retained by Eckerd through September 30, 1996. Ultimately, the Company recognized a cumulative gain on the sale of approximately $250,000. The gain on sale of subsidiary of $669,664 in the three and nine month periods ended September 30, 1996 and 1995 relate to the sale of ProxyFusion, Inc. See Note 9 of Notes to Consolidated Financial Statements for a description of these transactions.

         NET INCOME (LOSS). As a result of the foregoing, the Company recorded a net loss of $1,175,969 for the three months ended September 30, 1996, as compared to net income of $211,006 for the three months ended September 30, 1995, and a net loss of $1,079,648 for the nine months ended September 30, 1996 as compared to a net loss of $2,268,988 for the nine months ended September 30, 1995. The Company believes it is making progress in its strategic relationships and other plans to increase the usage of its healthcare information technology products and services. However, the Company anticipates that it will continue to incur significant operating losses until it generates a substantial flow of recurring revenues from these products and services. There can be no assurance that the Company will realize a significant level of recurring revenues from the sale of these products and services, or that revenues from these operations or those of ProxyCare will ultimately result in significant reductions in losses or achievement of profitability.

LIQUIDITY AND CAPITAL RESOURCES

         In the nine month period ended September 30, 1996, cash used in operating activities totaled $1,784,648. However, primarily as a result of the sale of 3,367,500 shares of common stock in May 1996 which resulted in net proceeds of $13,041,309, and the exercise of certain stock options and warrants in the second and third quarters of 1996 which resulted in net proceeds of $1,820,097, the Company had cash, cash equivalents and investments in U.S. Treasury Notes totaling $12,920,004 as of September 30, 1996. These available funds continue to be used for operations, for the further development and marketing of the Company's new products and services, and for the acquisition of equipment and other general corporate purposes. In addition to these cash resources, the Company has received or expects to receive additional non-operating cash as follows: (i) $928,906 was received in October 1996 as a final payment from the Eckerd sale, and (ii) a final payment of $107,536 is expected by the end of 1996 on the note receivable from the NHCA sale. In addition, in August 1996 the Company completed the conversion of all of the Series A Preferred Stock into common stock, which eliminates the payment of future cash dividends on the Series A Preferred Stock.

         In October 1996, the Company obtained a revolving bank line of credit of up to $5,000,000. Borrowings, if any, are due on demand, collateralized by U.S. Treasury Notes, and bear interest at the prime rate less 3/4%.

         Accounts receivable turnover for ProxyCare was 4.8 times in 1996 compared to 5.8 times in 1995. Inventory turnover for ProxyCare was 4.1 times in 1996 compared to 6.9 times in 1995. Both of these indicators were adversely affected by the decline in ProxyCare's 1996 sales as discussed above.

         As mentioned above, the Company expects to continue to incur significant negative net cash flow from operations until it begins receiving substantial recurring revenues from the sale of its healthcare information technology products and services. Furthermore, while the Company presently has no material commitments for capital expenditures, management is committed to the strategy of investing funds in further marketing and development of its products and services, and may pursue acquisitions which are deemed to be in accordance with its business strategy. With the cash resources received in the second and third quarters of 1996, management believes that its cash resources are sufficient to support its planned operations for at least the next 12 months, although there can be no assurances that the Company's cash balances will be sufficient.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

       In September 1995, an administrative charge of sex discrimination was filed against the Company before the Clearwater, Florida, Human Relations Department by a former employee who had been terminated in connection with the sale of the Company's retail pharmacy operations to Eckerd. The claimant alleged sexual harassment by another former employee in violation of applicable federal, state and local laws. On September 14, 1996, the claim was dismissed by the Clearwater, Florida, Human Relations Department on the basis of insufficient evidence. Claimant has 90 days after September 14, 1996 to file an action in federal court. The Company has vigorously defended itself in this action, and if necessary will continue to do so. The Company does not believe this action to be material.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       At the Company's annual meeting held on August 7, 1996, the shareholders approved a resolution for the election of the following persons to serve on the Board of Directors until the next annual meeting of the shareholders or until the election and qualification of their respective successors. A total of 6,505,574 votes were cast for directors. Harold S. Blue, John P. Guinan, Travis
J. Leonardi, Bennett Marks and Bertram J. Polan each received 6,505,124 votes in favor. Harry A. Gampel, Samuel X. Kaplan, Gary N. Mansfield and Eugene R. Terry each received 6,505,574 votes in favor.

ITEM 5 - OTHER INFORMATION.

       On August 7, 1996, the Board of Directors elected the following persons to serve as officers of the Company: Harold S. Blue, Chairman of the Board and Chief Executive Officer; John P. Guinan, President and Chief Operating Officer; Bennett Marks, Executive Vice President - Finance and Chief Financial Officer; Gary N. Mansfield, Executive Vice President Business Development; and Frank M. Puthoff, Executive Vice President - Chief Legal Officer and Secretary.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits:

              10.1 - Employment Agreement dated October 17, 1996 between Bruce
                     Roberson and ProxyMed, Inc.
              10.2 - Employment Agreement dated October 29, 1996 between Jeffrey
                     Backerman and ProxyMed, Inc.
              10.3 - Form of Indemnification Agreement for All Officers and
                     Directors

       (b) Reports on Form 8-K.

              No reports on Form 8-K were filed during the third quarter ended September 30, 1996.

                                   SIGNATURES


       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PROXYMED, INC.
                                          (Registrant)






Date  NOVEMBER 13, 1996                   /s/ BENNETT MARKS
      ---------------------               -----------------------
                                          Bennett Marks
                                          Executive Vice President - Finance,
                                          Chief Financial Officer and Principal
                                          Accounting Officer