Form 10KSB40
period 1996-12-31
PROXYMED INC /FT LAUDERDALE/
filed 1997-03-28
CIK 906337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                             -----------------

[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-22052
                                                -------

                                 PROXYMED, INC.
                                 --------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            FLORIDA                                               65-0202059
            -------                                               ----------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

   2501 DAVIE ROAD, SUITE 230, FORT LAUDERDALE, FLORIDA           33317-7424
   -------------------------------------------------------------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER (954) 473-1001
                    ----------------------------------------

       SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                          COMMON STOCK, $.001 PAR VALUE

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [ ] No

      Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's revenues for the year ended December 31, 1996, its most recent fiscal year, were $3,054,151.

      The aggregate market value of the voting stock held by non-affiliates computed using $7.25 per share, the closing price of the Common Stock on March 25, 1997, was approximately $61,731,000.

      As of March 25, 1997, 9,673,396 shares of the issuer's common stock were issued and outstanding.

                                     PART I
                                     ------

                                     ITEM 1
                                     ------

                             DESCRIPTION OF BUSINESS
                             -----------------------


THE COMPANY

      ProxyMed, Inc. (together with its subsidiaries, the "Company"), is a healthcare information technology company providing online transaction processing services to physicians and other healthcare providers.

      The Company seeks to satisfy the connectivity needs of physicians and other healthcare providers by providing one-stop shopping for online transactions through ProxyNet(/trademark/), its national healthcare information network. To provide these services, the Company has established and is continuing to develop and upgrade a physical network infrastructure and data center currently located at the Company's Fort Lauderdale, Florida, headquarters.

      The Company believes that the majority of its future revenues will be generated by recurring fees on ProxyNet(/trademark/) and by the sale of subscriptions to clinical databases. The cornerstone of the Company's distribution strategy is its Electronic Commerce Partner ("ECP") program which partners with leading physician office management information system ("POMIS") vendors to provide seamless online connectivity to ProxyNet from the systems already in use by the vast majority of the physicians in the country.

      The Company was incorporated in Florida in 1989, and its executive offices are located at 2501 Davie Road, Suite 230, Fort Lauderdale, Florida 33317-7424. The Company's telephone number is (954) 473-1001.

BUSINESS OVERVIEW

      The healthcare industry generates billions of clinical and financial transactions each year, including, but not limited to, prescriptions, lab orders and results, radiology orders and results, claims, eligibility inquiries, encounters and referrals. The Company believes that the healthcare industry lags behind many other transaction intensive industries, such as travel and banking, in the number of transactions processed electronically. For physicians to meet the clinical and financial demands of managed care, the Company believes that moving patient-centered clinical and financial data all along the continuum of care electronically will become a business requirement. For this to be accomplished, physicians, labs, pharmacies, hospitals, correctional institutions, long term care facilities, home health providers and payors must establish online connectivity to each other's information systems. The Company's goal is to replace paper and time intensive clinical and financial transactions between the various participants in the healthcare system with automated online transactions.

      The healthcare marketplace continues to undergo changes from both the payor and provider perspectives. Payors are undergoing substantial consolidation, and the health maintenance organization ("HMO") model continues to increase market penetration throughout the country. Providers also are consolidating, and physician practice management ("PPM") companies continue to grow and gain acceptance. While this structural change takes place, the reimbursement methodology also has changed greatly, switching from a fee-for-service, cost-plus manner to a prepaid, capitated or fixed fee system.

      Physicians control most healthcare decisions and so, in this role, they are a focal point for numerous patient-related clinical and financial transactions that are generated each year. The Company believes that each physician, in order to efficiently and economically access and utilize the needed clinical and financial information, eventually will subscribe to one online content service providing access to all required data. The Company believes that physicians will choose not to enter into long-term subscriptions to multiple online content services. This is due to perceived logistical inefficiencies in multiple online connections, administrative reliance on multiple customer service organizations, and format and translation problems associated with multiple vendors.

      The Company believes that the combination of the size of the market, the amount of change currently taking place and the relative lack of penetration of automation creates business opportunities for automation vendors, especially those focused on online connectivity and the movement of clinical as well as financial data.

      Currently, the Company provides physician to pharmacy connectivity for the transfer of electronic prescription messages and physician to lab connectivity for online ordering of tests and reporting of results. The Company is also currently providing connectivity to radiology centers. In addition, the Company currently provides a number of value-added services with its connectivity offerings including message translation and database publishing and distribution. These databases include a drug database, drug utilization review ("DUR"), formulary database and lab medical necessity database. The Company believes that the integration of these services and a variety of other services into a single source provider is what will differentiate the Company from other connectivity and transaction service providers.

      The Company recognizes the relationships that existing POMIS vendors have in providing access to the physician's office system. Instead of competing with existing vendor relationships, the Company offers an ECP program to these vendors which gives their software systems access to ProxyNet directly from their applications without having to integrate another stand-alone device. This "open architecture" approach allows the Company to market its products, as well as hardware and maintenance services, through established healthcare software companies and leverage their large existing customer bases. To date, the Company has arrangements with 21 practice management software vendors with potential access to approximately 150,000 of the nation's approximately 500,000 prescribing physicians.

      Over the past two years, the Company has developed an online pharmacy network. With its agreements with pharmacy software vendors and national chain pharmacies, the Company has contracts which provide access to over 30,000 of the approximately 50,000 pharmacies in the United States. Through the acquisition of Clinical MicroSystems, Inc. ("CMS"), the Company has integrated its software products and connectivity services with 23 of the 27 leading laboratory system vendors. Currently, the lab network has over 100 participating hospital labs.

      The Company has not yet generated material recurring revenues from its healthcare information technology operations, and there can be no assurance that the Company will ever generate such revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCTS AND SERVICES

      CLINICAL TRANSACTIONS

            PRESCRIPTIONS

            There were over 2 billion prescriptions filled in the United States in 1996. This large and growing volume magnifies the inefficiencies of the current system; however, it provides a business opportunity to the Company. A large percentage of a pharmacy's labor cost is spent on processing new prescription orders and obtaining authorizations from physicians for additional refills. New prescription orders are usually handwritten and frequently illegible or incomplete, requiring extensive labor in processing each order. The refill authorization process typically has been performed completely via telephone calls between pharmacy and physician, resulting in additional labor expense and lost time by both pharmacies and physicians' offices.

            The Company's pharmacy transaction service replaces both the paper prescription and the phone calls with a quick and efficient online transaction between the physician's clinical management system and the pharmacy. This transaction service saves both time and labor from the ordering process, as well as providing more accurate and informative orders.

            The Company has been providing this service for over three years and, because of this experience, has been able to establish a number of value-added services which differentiate the Company from competing services. These additional services include: a directory service allowing efficient routing of transactions and quick notification of new participants on the network; translation services which allow a physician's system using one message format and identifier scheme to communicate with a pharmacy using a different message format and identifier scheme; and communication protocol translation allowing a physician using a communication protocol, such as RP/IP, to communicate with a pharmacy using a different protocol, such as X.25.

            LABORATORY ORDERS AND RESULTS

            A large part of a medical lab's day-to-day operation is made up of receiving and processing paper based orders from physicians and then distributing paper based reporting of the test results performed back to the physician. These test results play a large role in the physician's decisions on current treatment options. As such, the more data rich and timely a result can be delivered, the sooner and better informed a medical decision can be made.

            Through its acquisition of CMS on March 14, 1997, the Company has acquired an online lab software product called "ClinScan", which allows labs to receive orders online and to distribute test results online back to the ordering physician, saving significant labor costs and providing better service to the labs, the patients, and the physicians. CMS has been offering this service for six years and has earned industry recognition as one of the leading providers of this service. See "Acquisitions" below.

            RADIOLOGY ORDERS AND TRANSCRIBED RESULTS

            Through the acquisition of CMS, the Company is currently providing connectivity between physicians and hospital-based radiology centers to facilitate the dissemination of transcribed radiology results.

      CLINICAL INFORMATION SERVICES

      The Company offers clinical information services through subscriptions to the following proprietary or licensed databases: (i) a drug database developed by the Company containing over 5,000 drugs, which is updated periodically and provides automatic generic equivalent substitution notifications; (ii) a set of clinical drug databases ("DUR databases") which provide valuable information relating to allergies, drug interactions and duplicate therapies, developed and updated periodically by several unaffiliated parties, and offered by the Company pursuant to sublicenses; and (iii) databases containing certain MCOs' formularies and preferred drug lists published by the Company. All of these databases are accessible through MS-DOS and Windows-based systems.

      SOFTWARE PRODUCTS AND SYSTEMS

The Company has developed various software products which are designed to facilitate connectivity to and use of its transaction services through ProxyNet, the Company's healthcare information network. Customers are able to access ProxyNet and utilize the Company's network services either through the Company's own products, or those of its ECP vendors' software products described above. The Company's software products include the following: ProxyScript(/registered trademark/) provides pharmacy management at the point of care, the prescribing physician's office, and automates the generation, processing and management of prescriptions; ProxyView(/trademark/) enables MCOs, including HMOs and PPMs, to perform data repository and reporting functions from affiliated physicians; and RxReceive(/trademark/) permits pharmacies to receive prescriptions electronically. "ClinScan", a newly acquired product, allows labs to receive orders online and to distribute test results online back to the ordering physician. The Company has recently developed and introduced ProxyCare(/trademark/), a prescription management and formulary compliance system for use in assisted care living facilities, nursing homes and correctional facilities.

ACQUISITIONS

      On March 14, 1997, the Company acquired the assets and business of CMS, based in Babylon, New York, for a total of $6,000,000 payable in cash and unregistered common stock. CMS, founded in 1987, is the developer of "ClinScan", the nation's leading physician desktop lab ordering and results posting software with approximately 3,000 physician users at approximately 1,800 sites in 26 states. CMS is also one of the nation's leading providers of online connectivity to regional commercial labs and hospital-based labs with over 100 lab customers receiving online orders from and transmitting results to physician offices. CMS has achieved system integration with direct interfaces already developed for 23 of the 27 top lab information systems in the country. CMS also interfaces to POMIS vendors, including "The Medical Manager", the most widely used physician office management and clinical record system. See Note (3)(a) to the Consolidated Financial Statements. CMS customers are primarily hospitals and regional commercial labs who typically purchase a number of software licenses for "ClinScan" and distribute the system at no charge to physicians who are high volume customers of the lab. As a result, the efficiency of the ordering and results communication process is increased for both the physicians and the lab. The Company believes that ProxyNet represents an existing infrastructure through which CMS can achieve its goal of providing an intranet offering of its services to hospitals and integrated delivery networks and that this acquisition is consistent with its overall strategy designed to enable the Company to become the nation's leading provider of online transaction sets. The Company is continuing to review and analyze various other potential acquisitions which fit within its strategic business plan. See Note (12) to Consolidated Financial Statements.

SALES AND MARKETING

      The Company began marketing its healthcare information technology products and services in April 1995. The Company markets these products and services to
(i) healthcare providers, including hospitals, emergency room facilities, POMIS vendors and individual physician practices; (ii) health care payors, including MCOs (primarily HMOs and their affiliated physicians) and traditional insurance companies; (iii) chain and independent pharmacies; (iv) medical practice and pharmacy management software companies that would like to offer electronic prescription transmittal as part of their software packages; (v) online transaction processing companies that would like to offer a prescription software product in connection with their transaction processing services; and
(vi) pharmacy benefit management ("PBM") companies that do not have the capability to provide doctors with electronic prescription transmittal.

      The Company markets or intends to market its healthcare information technology products and services primarily through (i) medical practice and pharmacy management software vendors, who will act as distributors by buying the Company's products and services and reselling them through their own comprehensive software packages; and (ii) direct sales by the Company's sales and marketing staff, including its regional account executives. The Company also exhibits at national and regional trade shows and advertises in several key trade publications. The Company's relatively limited sales of these products and services to date are attributable to direct sales; however, the Company believes that a substantial portion of its future sales will be derived through its electronic commerce partner program and other strategic relationships.

      The Company has developed many strategic relationships with providers of information systems to physicians under its electronic commerce partner ("ECP") program. As of March 25, 1997, the Company has entered into ECP agreements with providers representing more than 150,000 physicians or 28% of the total prescribing physicians in the United States. The Company's goal is to provide one information access device on each physician's desktop which will prove both practical and inexpensive. Each ECP incorporates the Company's clinical functionality and other capabilities and databases directly into its own POMIS vendors. The Company has 21 multi-year agreements with these POMIS and electronic medical record ("EMR") vendors which provide the Company with access for the licensing of the Company's databases and the electronic transmission of secured transactions with physicians and connectivity to pharmacies, hospitals, labs, payors and MCOs over ProxyNet. Under certain of these agreements, the Company and the POMIS and EMR vendors may share ProxyNet transaction revenues.

      In addition, the Company markets to, and contracts with, pharmacy providers to receive prescriptions which are electronically transmitted to their pharmacies from physician providers. This market segment includes pharmacy chains, independent pharmacy owners and pharmacy information system vendors. As of March 25, 1997, the Company has 15 multi-year agreements with these pharmacy providers which represent access to more than 30,000 of the over 50,000 pharmacies in the United States. The Company is in various stages of discussions with other POMIS, EMR and pharmacy providers, and plans to have a substantial number of these as its subscribers during 1997. Through the acquisition of CMS, the Company has integrated its services with 23 of the 27 leading laboratory system vendors. Currently, the lab network has over 100 participating hospital labs. These products and services are designed by the Company to facilitate the flow of healthcare information among these parties in order to provide them and their patients with safe, efficient, confidential and cost effective healthcare.

      The Company also markets through certain other strategic relationships. In May 1996, the Company signed an agreement with Medical Manager Corp. ("MMC"), the owner and licensor of "The Medical Manager," the leading PPM software, presently used by approximately 110,000 physicians throughout the United States. The integration process has been completed, and the Company believes that MMC will be offering the Company's products and services on a non-exclusive basis to its customers during the second half of 1997, at which time the Company should start deriving revenues from this relationship. See Note (3)(a) to the Consolidated Financial Statements.

      In March 1996, the Company entered into a license agreement with Managed Healthcare Affiliates ("MHA"), a pharmaceutical buying group whose members consist of approximately 800 institutional pharmacies serving approximately 8,000 nursing homes with a total of approximately 1,000,000 beds, representing over 50% of the total nursing home beds in the country. The agreement provides that MHA shall have the limited exclusive right to market ProxyCare, the Company's recently introduced prescription management and formulary compliance system for use in the long-term healthcare sector, to all its member institutional pharmacy customers, subject to MHA meeting certain minimum sales performance standards. The Company is free to market ProxyCare to any non-MHA member. The agreement expires December 31, 2001, with automatic renewal for successive one-year periods, unless terminated by the terms of the agreement. In return, the Company will pay MHA a commission of 10% of the net revenue received by ProxyMed for licensing of ProxyCare and the per bed capitation fees received from the subscribing institutional pharmacies and nursing homes. No commissions are payable to MHA for any hardware, installation or training purchased.

      In February 1996, the Company signed a strategic marketing agreement with Inteplex, Inc. and Bergen Brunswig Drug Company, both of which are wholly owned subsidiaries of Bergen Brunswig Drug Corporation (collectively, "Bergen"), a multi-billion dollar national pharmaceutical and medical supplies distributor. Under the Bergen agreement, Bergen paid a one time, nonrefundable fee of $1,000,000 for a nonexclusive limited license to market certain of the Company's software products and electronic prescription transactions throughout the United States. The term of the Agreement is for 12 months, and automatically renews for successive 12 month periods unless terminated for cause. The Company is prohibited from entering into similar arrangements for certain designated products and services with certain of Bergen's principal competitors, including other major national pharmaceutical and medical supplies distributors. Under the Bergen agreement, the Company must pay Bergen 10% to 30% of all net sales (as defined) of certain designated products and services, depending on the total annual volume of such sales, including sales not resulting from Bergen referrals. The Company has completed training of the Bergen sales people; however, sales through Bergen so far have been disappointing and there can be no assurance that they will improve significantly. See Note (3)(b) to the Consolidated Financial Statements.

      In March 1996, the Company entered into a license agreement with Blue Cross and Blue Shield of Massachusetts, Inc. ("BCBSM"), a large health insurance provider based in Boston, Massachusetts, with over 2,000,000 members throughout New England. Under this agreement (the "BCBSM Agreement"), BCBSM agreed to a one-time license fee of $204,000 in exchange for which it received a right to license and customize the Company's ProxyScript software to physicians, including its approximately 12,000 affiliated physicians, on an exclusive basis in Massachusetts, Vermont, New Hampshire, Maine and Rhode Island (the "States"), and on a nonexclusive basis in Connecticut. BCBSM has announced its intention to link ProxyScript licensees in the States through its Healthwire network. Under the BCBSM Agreement, until March 1, 1998, the Company is barred from competing in the States (except Connecticut) with BCBSM for the electronic prescription business, and BCBSM is barred from competing with the Company's electronic prescription business outside the States. See Note (3)(c) to the Consolidated Financial Statements.

      The Company also plans to gain market penetration by selling its products and services to MCOs, who may suggest or mandate use of a formulary compliance system or some connection to ProxyNet to all of the physicians with whom they contract.

      The development and marketing of the Company's healthcare technology products and services is an emerging business and, as such, is subject to uncertainty as to demand and market acceptance for the newly introduced products and services. Achieving market acceptance for the Company's products and services requires significant marketing efforts and expenditure of significant funds to create awareness and demand by pharmacies, physician groups, managed care organizations and other potential customers.

PRODUCT DEVELOPMENT

      The Company believes that its future success will depend in large part on its ability to enhance its current line of products and services, develop new products and services, maintain technological competitiveness and satisfy an evolving range of customers' requirements. The Company's product development group is responsible for improving and upgrading existing products and services, exploring applications of core technologies and incorporating new technologies into the Company's products and services.

      The basic development of ProxyNet, ProxyScript and RxReceive occurred as part of the Company's former drug dispensing operations, which were sold to Eckerd Corporation in March 1995. The bulk of the development costs for those products and services was accounted for as direct expenses of those operations, as those products were provided to customers at no charge. Beginning in March 1995, the cost of modifying these products for sale to end users has been capitalized. Also during 1995 and 1996, the Company engaged in significant product development activity to ensure that it remains competitive in the healthcare information technology market. The amount capitalized as of December 31, 1996 is $816,947. None of these costs have been borne by the Company's customers. Research and development expense was approximately $177,000 in 1996 and was not material in 1995.

COMPETITION

      The Company faces competition from other healthcare information technology companies and other specialty technology companies. Many of the Company's competitors are significantly larger and have greater financial resources than the Company. The area of prescription processing networks has been targeted by many companies, including, but not limited to, International Business Machines Corporation, MedE America Corporation, Envoy Corporation, National Data Corporation and others. The Company is also aware that other transaction processing companies have targeted healthcare information networks as a growth market, which could in the future utilize their networks to process electronic healthcare related transactions. Certain of these companies have announced pilot programs. The Company is not aware of any significant competition to its online lab ordering and results posting software programs. The Company believes that the competition it faces and will face in the foreseeable future will be based primarily on product/service quality, customer support and marketing. The Company believes that its products and services are more advanced than the competing products and services currently available because the Company's products and services have been developed and enhanced through actual utilization by physicians and pharmacies over the past three years. The Company believes that its ability to compete successfully in the healthcare information technology market will depend upon its ability to offer a variety of integrated products and services and to implement a national marketing campaign which brings its products and services to the attention of its potential customer base.

      The Company's ECP agreements for distribution of its products and services, described above in "Sales and Marketing," are primarily non-exclusive. The Company believes that the key to its competitive success will be its ability to win the "race" with its competitors to control physicians' desktops by offering a wider variety of online healthcare products and services. Once large numbers of physicians are connected to and satisfied with ProxyNet and its comprehensive array of services, the Company believes that it will be difficult for competitors to dislodge the Company from these customers, notwithstanding the nonexclusivity of the marketing arrangements with the ECPs. There can be no assurance that the Company will be able to compete successfully and there can be no assurance that the Company's sales and marketing programs and growth strategies will be successful or that the Company will ever achieve profitability.

INSTITUTIONAL PHARMACY BUSINESS

      The Company's wholly-owned subsidiary, ProxyCare, Inc., is a pharmacy business operated by the Company since 1994 in South Florida that dispenses and delivers unit dose oral prescription drugs to patients residing in long term care facilities, primarily in assisted care living facilities in Dade, Broward and Palm Beach counties. Prescriptions are delivered monthly to such facilities utilizing a unique packaging system called "Medicine-On-Time", which is licensed from an unaffiliated third party. The Company is considering whether ProxyCare, Inc. fits within its long-term business plan; however, as of the date of this Report, there are no understandings, commitments or agreements for the sale of ProxyCare, Inc.

GOVERNMENT REGULATION

      The Company's products and services are not directly subject to governmental regulations; however, the user base is subject to extensive and frequently changing federal and state laws and regulations. A primary feature of the Company's products and services is the ability to electronically transmit (either by computer-to-facsimile or computer-to-computer) prescriptions from a doctor's office to a pharmacy. The ability of a pharmacist to fill an electronically transmitted prescription is governed by federal and state law. The United States Drug Enforcement Agency ("DEA") oversees the handling of certain classes of drugs called "controlled substances." The United States Congress has approved the dispensing of prescriptions transmitted via facsimile of original, signed prescriptions for controlled substances other than for
Schedule II drugs (narcotics). Neither Congress nor the DEA has specifically addressed electronic transmission of computer-generated prescriptions for controlled substances. No assurance can be given that Congress or the DEA will accept this method of transmitting prescriptions for controlled substances in the future.

      State boards of pharmacy oversee the handling of all classes of drugs within their states. Although a majority of the states have approved the dispensing of prescriptions transmitted via facsimile, less than 25% of the states have pharmacy laws and regulations that permit the electronic dispensing of prescriptions. Nonetheless, in a limited number of states where electronic transmission of computer-generated prescriptions is not specifically addressed, the state boards have generally taken the position that these prescriptions are permissible.

      Other state laws which may affect the Company's ability to market in certain states include certain state requirements that require licensure as either a doctor or a pharmacy in order for a third party to send or receive a prescription. A common carrier, such as a telephone company, is often excluded from such requirements. The Company's ability to market in such states would depend upon each state's willingness to deem the Company to be a common carrier of such prescriptions, the assurance of which cannot be given.

      In addition to certain state licensing requirements, each state has various laws protecting the confidentiality of patient medical information, including prescription information. Although it is not uncommon for a third party to have access to such information, such third party has an obligation to maintain the confidentiality of such information and could be subject to liability if that obligation is breached. The Company has procedures in place to maintain the confidentiality of the information it receives as part of its ProxyNet services; however, there can be no assurance that inadvertent disclosure of information will not expose the Company to costly litigation.

      The Company's institutional pharmacy business must comply with the Florida Pharmacy Act, rules of the Florida Board of Pharmacy, the Florida Drug and Cosmetic Act and the Florida Comprehensive Drug Abuse Prevention and Control Act. In addition, the Florida Department of Professional Regulation inspects the Company's facilities to ensure compliance with all applicable laws and regulations.

      Under federal laws and regulations, the Company's institutional pharmacy business must comply with the Federal Food, Drug and Cosmetic Act and the Federal Drug Abuse Act. These laws and regulations establish standards concerning the labeling, packaging, advertising, and adulteration of prescription drugs and the dispensing of controlled substances and prescription drugs.

      The Company believes that it is in substantial compliance with all material federal and state laws and regulations governing its operations and has obtained all licenses necessary for the operation of its business. There can be no assurance that the Company will not be materially adversely affected by existing or new regulatory requirements or interpretations, including, but not limited to, those restricting the electronic transmission of prescriptions.

INTELLECTUAL PROPERTY

      The Company regards certain features of its products, services and documentation as proprietary, and relies on a combination of contract, copyright, trademark and trade secret laws and other measures to protect its proprietary information. As part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees, distributors and customers, and limits access to and distribution of its software, databases, documentation and other proprietary information. The Company has no patents. The Company has filed a federal trademark registration for ProxyScript, and intends to file such applications for ProxyNet, RxReceive, ProxyView and ProxyCare. The Company believes that because of the rapid pace of technological change in the EDI industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability, experience and integrity of the Company's employees, frequent product enhancements and the timeliness and quality of support services.

      The Company is not aware that its products, services, trademarks or other proprietary rights infringe the proprietary rights of third parties; however, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. As the number of software products available on the market increases and the functions of those products further overlap, software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, could result in costly litigation or might require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company.

EMPLOYEES

      As of March 25, 1997, the Company employed 75 full-time employees. The Company is not and never has been a party to a collective bargaining agreement. The Company considers its relationship with its employees to be good.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, the Company's growth strategy based upon its interpretation of healthcare industry trends and management's ability to successfully develop, implement, market and sell its online transaction processing services to physicians and other health care providers. Further, it assumes that the Company will be able to successfully acquire or develop all of the necessary clinical and financial transaction sets and integrate them into the Company's existing products and services. Also important will be the ability of the Company to develop and execute its strategic relationships, especially with the providers of information systems to physicians under the Company's electronic commerce partner program, and with pharmacy chains, independent pharmacy owners and pharmacy information system vendors.


                                     ITEM 2
                                     ------

                             DESCRIPTION OF PROPERTY
                             -----------------------


      The Company leases approximately 12,000 square feet of space in a facility in Fort Lauderdale, Florida, for its executive offices, pursuant to a lease expiring in January 1999, at a monthly rent of $7,454.

      The Company's institutional pharmacy subsidiary, ProxyCare, Inc. leases 4,700 square feet of space in a facility in Davie, Florida, pursuant to a lease expiring in August 1997 at a monthly rent of $2,894. The Company is also subject to leases for two sites where it previously operated pharmacies. One of these leases, in the amount of $1,457 per month, expires in August 1997, and the other lease, in the amount of $941 per month, expires in October 1998.

      The Company's CMS division leases 1,500 square feet of space in a facility in Babylon, New York, pursuant to a lease expiring in June 1997 at a monthly rent of $2,207.

      The Company's leases generally contain renewal options and require the Company to pay costs such as property taxes, maintenance and insurance. The Company considers its present facilities adequate for its operations and believes that alternative and additional facilities are readily available in the event that a particular lease is not renewed.


                                     ITEM 3
                                     ------

                                LEGAL PROCEEDINGS
                                -----------------


      The Company is not a party to any material legal proceedings.


                                     ITEM 4
                                     ------

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------


      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II
                                     -------

                                     ITEM 5
                                     ------

             MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS
             -------------------------------------------------------


      The Company's Common Stock trades on the National Market tier of the Nasdaq Stock Market under the symbol "PILL." The following table sets forth the high and low sale prices of the Common Stock for the periods indicated. The Common Stock has traded on The Nasdaq National Market since November 8, 1996. Previously, the Common Stock traded on the SmallCap tier of The Nasdaq Stock Market.

                                     HIGH                    LOW
                                    ------                  -----

1995:
      First Quarter                 $ 5.00                  $3.17
      Second Quarter                  5.17                   3.67
      Third Quarter                   5.33                   3.67
      Fourth Quarter                  4.83                   3.00

1996:
      First Quarter                 $ 5.33                  $3.42
      Second Quarter                 17.92                   3.33
      Third Quarter                  15.67                   9.13
      Fourth Quarter                 10.75                   5.75

1997:
      First Quarter                 $ 9.50                  $7.25
        (through March 25, 1997)

      On March 25, 1997, the last reported sale price of the Common Stock was $7.25 per share. As of March 25, 1997, there were approximately 120 holders of record of the Common Stock. The Company believes that many of these holders of record are in "street name" and that the number of individual shareholders is over 2,500.

      The Company has not paid any dividends on its Common Stock. The Company intends to retain all earnings for use in its operations and the expansion of its business, and does not anticipate paying any dividends on the Common Stock in the foreseeable future. The payment of dividends is within the discretion of the Company's Board of Directors. Any future decision with respect to dividends will depend on future earnings, future capital needs and the Company's operating and financial condition, among other factors.

                                     ITEM 6
                                     ------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


GENERAL

      From inception until 1995, the Company's business was principally related to the dispensing of prescription drugs through a variety of methods of delivery, including retail and institutional pharmacies and its home infusion therapy subsidiary. In the first quarter of 1995, management determined that the Company's retail pharmacy business was undesirable, primarily due to the need for substantial additional capital required to achieve the economies of scale required for profitable operations, and decided to shift the emphasis of the Company's business. As part of the retail pharmacy operations, the Company provided at no charge to its customers certain of its healthcare information technology products and services, which were favorably received. Management also recognized a need for these products and services in the marketplace. Consequently, the Company elected to pursue the commercialization of its healthcare information technology products and services, and sold its retail pharmacy and home infusion operations to Eckerd Corporation ("Eckerd") and National Health Care Affiliates, Inc. ("NHCA") in March and September 1995, respectively. In March 1997, the Company expanded its healthcare information technology product offerings through the purchase of CMS, the developer of ClinScan, a physician desktop lab ordering and results posting software used by over 100 labs and approximately 3,000 physicians throughout the United States.

      The Company also owns and operates ProxyCare, Inc. ("ProxyCare"), its institutional pharmacy subsidiary which dispenses prescription drugs to patients in long-term care facilities; however, the Company is considering whether ProxyCare fits within its long-term business plan. There are no understandings, commitments or agreements at the date of this Report for the sale of ProxyCare.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996, COMPARED TO
YEAR ENDED DECEMBER 31, 1995

      NET SALES. Net sales for 1996 decreased by $4,568,652, or 60%, to $3,054,151 from net sales of $7,622,803 in 1995. This decrease was primarily attributable to the Eckerd and NHCA dispositions which occurred in 1995. The combined net sales of these operations comprised 70% of the Company's net sales in 1995. After eliminating the sales represented by these operations which were sold, net sales for 1996 increased $774,453, or 34%, compared to the net sales "as adjusted" for

1995 of $2,279,698. This increase is due to the net effect of three factors. First, the Company recognized revenue totaling $1,204,000 from two one-time license fees in 1996 (Bergen and BCBSM), whereas no license fee revenue was received in the 1995 period. Second, Bergen purchased $529,298 of computer equipment containing the Company's software in 1996, which did not occur in 1995. Third, sales by the Company's remaining drug dispensing operations, ProxyCare, decreased $1,108,292, or 50%, to $1,088,144 in 1996, compared to net sales of $2,196,436 in 1995. This decrease was due primarily to the loss of business from several customers, much of which was associated with the operations sold to Eckerd. The Company believes that price fluctuations are not a significant factor affecting ProxyCare's sales because of contractual fixed pricing arrangements with many customers.

      GROSS PROFIT MARGIN. Gross profit margin for 1996 was 57% compared to a gross profit margin of 32% for 1995. Gross profit margin, after deducting the sales and cost of sales related to the operations sold to Eckerd and NHCA, was 57% for 1996 compared to 33% for 1995. This increase is due to the favorable impact of the one-time license fee revenues received in the first quarter of 1996 from Bergen and BCBSM.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for 1996 increased by $979,081, or 19% to $6,032,021 from selling, general and administrative expenses of $5,052,940 for 1995. After deducting selling, general and administrative expenses related to the operations sold to Eckerd and NHCA, selling, general and administrative expenses for 1996 increased by $2,943,322, or 95%, over selling, general and administrative expenses "as adjusted" for 1995 of $3,088,699. This increase is due to the net effect of two factors. First, selling, general and administrative expenses for ProxyCare decreased in 1996 by approximately 44% from the 1995 levels primarily due to cost control measures instituted after the loss of certain customers in 1996. As a result of these measures, ProxyCare's selling, general and administrative expenses as a percentage of sales was maintained at approximately 33% of net sales in 1996, compared to 29% in 1995. Second, other selling, general and administrative expenses for the Company's other recurring operations, as adjusted, increased by $3,223,833, or 132%, to $5,667,996 for 1996, compared to $2,444,163 for 1995, primarily due to the Company's efforts to develop and market its new products and services. This increase primarily resulted from the following: (i) additional payroll and related costs for sales, product development, customer service, clinical pharmacy service and management personnel related to the Company's new products and services ($1,742,000); (ii) additional marketing expenses related to these products and services, including marketing materials, attendance at national and local trade shows, expenses for pilot programs for potential customers and travel costs ($420,000); (iii) additional depreciation, amortization and computer costs related to new network equipment and capitalized software costs ($147,000); (iv) additional consulting fees to various software and business consultants ($229,000); (v) charges related to certain compensatory stock options and warrants issued in the second quarter of 1996, primarily related to the MMC licensing agreement, as described in Note (3) of Notes to Consolidated Financial Statements ($300,000); (vi) commissions including those under the Bergen agreement ($79,000); (vii) additional stockholders' expenses related to the Company's annual meeting and relations with institutional and other investors ($174,000); and (viii) net increases in various other selling, general and administrative expenses ($133,000).

      INTEREST, NET. The Company earned net interest income for 1996 of $436,569, whereas the Company incurred net interest expense for 1995 of $151,625. This reflects the use of proceeds from the Eckerd and NHCA sales in 1995, and proceeds from the sale of equity securities in 1995 and 1996, to retire all indebtedness, resulting in the elimination of interest expense. In the second quarter of 1996, the Company retired all indebtedness, and since then all available cash has been invested in interest-bearing money market accounts and U.S. Treasury Notes.

      OTHER. The gain (loss) on sale of assets in 1996 and 1995 relates to the sale of certain, but not all, of the assets related to the Company's HMO prescription drug dispensing operations to Eckerd. Initially, a loss on the sale was recorded in the first quarter of 1995, and contingent income was recorded in subsequent periods based on the amount of prescription business retained by Eckerd through September 30, 1996. Ultimately, the Company recognized a cumulative gain on the sale of approximately $275,000. The extraordinary gain on sale of subsidiary of $669,664 in 1995 relates to the sale of the business of ProxyFusion, Inc. to NHCA. See Note 4 of Notes to Consolidated Financial Statements for a description of these transactions.

      NET LOSS. As a result of the foregoing, the Company recorded a net loss of $2,853,735 in 1996, as compared to a net loss of $2,848,887 in 1995. The Company believes it is making progress in its electronic commerce partner and pharmacy relationships, potential acquisitions (one of which was consummated in March
1997), and other plans to increase the usage of its healthcare information technology products and services. However, the Company anticipates that it will continue to incur significant operating losses until it generates a substantial flow of recurring revenues from its products and services. There can be no assurance that the Company will ever realize a significant level of recurring revenues from the sale of its products and services or that revenues from these operations, the operations of any businesses it may acquire or operations of ProxyCare will ultimately result in significant reductions in losses or achievement of profitability.

LIQUIDITY AND CAPITAL RESOURCES

      In 1996, cash used in operating activities totaled $3,549,115. However, primarily as a result of the sale of 3,367,500 shares of common stock in May 1996 which resulted in net proceeds of $13,041,309, the exercise of certain stock options and warrants during 1996 which resulted in net proceeds of $1,860,902, and the collection of amounts due from the operations sold in 1995 totaling $1,949,275, the Company had cash, cash equivalents and investments in U.S. Treasury Notes totaling $12,029,056 as of December 31, 1996. These available funds continue to be used for operations, for the further development and marketing of the Company's new products and services, and for the acquisition of equipment and other general corporate purposes.

      In August 1996, the Company completed the conversion of all of its Series A Preferred Stock into Common Stock, which eliminated the payment of future cash dividends on the Series A Preferred Stock. In addition, during 1996 the Company paid off all of its interest-bearing debt obligations. As of December 31, 1996, there were no material commitments for the purchase of property or equipment.

      During 1996, the Company obtained a revolving loan agreement with a bank for borrowings of up to $5,000,000. Outstanding borrowings bear interest at the prime rate less 3/4%, are due on demand and are collateralized by U.S. Treasury Notes.

      Accounts receivable turnover for ProxyCare was 4.9 times in 1996 compared to 5.8 times in 1995. Inventory turnover for ProxyCare was 3.8 times in 1996 compared to 6.9 times in 1995. Both of these indicators were adversely affected by the decline in ProxyCare's 1996 sales as discussed above.

      On March 14, 1997, the Company acquired substantially all of the assets of CMS, the developer of the ClinScan physician desktop lab ordering and results posting software product. The purchase price consisted of the following:
$3,000,000 in cash and 125,786 shares of unregistered common stock paid at closing, plus $2,000,000 in cash and common stock payable over a three year period. The acquisition will be accounted for as a purchase. CMS reported net sales of $1,758,645 and pre-tax income of $288,762 for the year ended December 31, 1996.

      As mentioned above, the Company expects to continue to incur significant negative net cash flow from operations until it begins receiving substantial recurring revenues from the sale of its healthcare information technology products and services. Furthermore, while the Company presently has no material commitments for capital expenditures, management is committed to the strategy of investing funds in further marketing and development of its products and services, and may pursue additional acquisitions which are deemed to be in accordance with its business strategy and which may require substantial cash outlays. With the cash resources received in 1996, management believes that the Company's current cash resources are sufficient to support its planned operations through at least the first quarter of 1998, although there can be no assurance that such resources in fact will be sufficient. If additional acquisitions are identified, it is likely that the Company will seek to raise funding for such acquisitions through the sale and issuance of equity securities; however, there can be no assurance that such equity financing will be available to the Company or will be available on terms acceptable to the Company.


                                     ITEM 7
                                     ------

                              FINANCIAL STATEMENTS
                              --------------------


      The financial statements are included herein beginning at Page F-1.


                                     ITEM 8
                                     ------

                        CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
               ---------------------------------------------------


      The Company has not had any change in or disagreement with its accountants on accounting and financial disclosures during its two most recent fiscal years or any later interim period.

                                    PART III
                                    --------

                                     ITEM 9
                                     ------

          DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
                -------------------------------------------------


DIRECTORS AND EXECUTIVE OFFICERS

      The directors and executive officers of the Company are as follows:

       NAME                       AGE                 POSITION
       ----                       ---                 --------

Harold S. Blue(1)                  35        Chairman of the Board, Chief
                                               Executive Officer

John Paul Guinan(1)                36        President, Chief Operating
                                               Officer and Director

Gary N. Mansfield(1)               36        Executive Vice President -
                                               Corporate Development and
                                               Director

Bennett Marks(1)                   48        Executive Vice President -
                                               Finance, Chief Financial
                                               Officer and Director

Carol A. Dragan                    50        Executive Vice President -
                                               Operations

Frank M. Puthoff                   51        Executive Vice President -
                                               Chief Legal Officer and
                                               Secretary

Bruce S. Roberson                  48        Executive Vice President -
                                               Sales and Marketing

Harry A. Gampel                    77        Director

Samuel X. Kaplan(2)(3)             74        Director

Bertram J. Polan(2)(3)             45        Director

Eugene R. Terry(2)(3)              58        Director

--------------------------
(1)   Member of the Executive Committee, the Chairman of which is Mr. Blue.
(2)   Member of the Audit Committee, the Chairman of which is Mr. Polan.
(3)   Member  of the  Compensation  Committee,  the  Chairman  of which is Mr.
      Terry.


      HAROLD S. BLUE has been Chairman of the Board and Chief Executive Officer of the Company since February 1993, and has been a director since August 1991. He served as interim President and Chief Operating Officer from March 1994 to June 1995. From August 1991 until February 1993, Mr. Blue served as Vice President of the Company. From July 1992 until February 1995, Mr. Blue served as Chairman of the Board and Chief

Executive Officer of Health Services, Inc., a physician practice management company, which was sold to Inphynet in 1995. From June 1979 to February 1992, Mr. Blue was the President and Chief Executive Officer of Budget Drugs, Inc., a retail discount pharmacy chain comprised of six stores located in South Florida. From September 1984 to August 1988, Mr. Blue founded and was the Executive Vice President of Best Generics Incorporated, a generic pharmaceutical distribution company. In August 1988, Best Generics was sold to Ivax Corporation, a publicly-traded pharmaceutical manufacturer. Mr. Blue served as a member of the Board of Directors of Ivax for approximately two years before resigning, and continued to serve as a consultant to Ivax pursuant to a consulting agreement that expired in August 1993. He is currently a director of AccuMed International, Inc., a publicly traded company which manufactures and markets diagnostic screening products for clinical laboratories.

      JOHN PAUL GUINAN has been the President and a director of the Company since June 1995 and was an Executive Vice President of the Company from July 1993 until June 1995. From March 1993 to June 1993, Mr. Guinan was the Chief Executive Officer and co-founder of ProxyScript, Inc. (f/k/a Medical Containment Systems, Inc.), which the Company acquired in June 1993. From 1989 until April 1993, Mr. Guinan founded and developed two companies: The Desktop Professionals, Inc., a company which supplied automation systems to South Florida professional offices; and POSitive Thinking, Inc., a software development company which specialized in point of sale systems.

      GARY N. MANSFIELD has been a director of the Company since June 1995 and has been an Executive Vice President of the Company since July 1993. From March 1993 to June 1993, Mr. Mansfield was the Executive Vice President and co-founder of ProxyScript, Inc. From January 1991 to March 1993, Mr. Mansfield co-founded and developed POSitive Thinking, Inc. Mr. Mansfield also served on the Board of Directors of Best Generics Incorporated prior to that company being sold to Ivax Corporation.

      BENNETT MARKS has been Executive Vice President - Finance, Chief Financial Officer and a director of the Company since October 1993. From May 1991 to October 1993, Mr. Marks was Vice President - Finance and a director of FiberCorp International, Inc., a public company engaged in the manufacturing and marketing of network management systems for use by telecommunication companies. From 1981 to April 1991, Mr. Marks was an audit partner with KPMG Peat Marwick, an international accounting and consulting firm. While with KPMG Peat Marwick, Mr. Marks was the partner on audits of numerous public companies and served as an Associate SEC Reviewing Partner. He also served as the Administrative Partner in Charge of KPMG Peat Marwick's West Palm Beach office. Mr. Marks is a certified public accountant.

      CAROL A. DRAGAN joined the Company in October 1996 and serves as the Company's Executive Vice President - Operations. From November 1995, she served as a healthcare and information technology consultant. From June 1995 to November 1995, she was Executive Vice President and General Manager of the Pharmacy Division of MedE America Corporation, which merged with General Computer Corporation in June 1995. From January 1993 to September 1994, she was Vice President Corporate Development of General Computer Corporation and from October 1994 to June 1995, its President and Chief Executive Officer and served in other executive positions there from January 1991. From November 1989 to January 1991, she was Vice President, Integrated Systems for Telxon Corporation, a manufacturer of portable hardware and software systems.

      FRANK M. PUTHOFF was appointed Executive Vice President, Chief Legal Officer and Secretary of the Company in August 1996. From July 1994, he was Vice President, General Counsel and Secretary for Miami Subs Corporation. Between July 1990 and July 1994, he held several management positions with Ground Round Restaurants, Inc., serving most recently as Senior Vice President, General Counsel and Secretary.

      BRUCE S. ROBERSON was appointed Executive Vice President - Sales and Marketing of the Company in October 1996. From June 1994 to October 1996, he served as Vice President - Sales and Marketing for Health Care Information for National Data Corporation. From December 1993 to June 1994, he was Director of Business Development for First Consulting Group and from September 1990 to December 1993, he was Vice President of Sales and Marketing for IBAX Healthcare, a joint venture of International Business Machine Corp. and Baxter International, Inc. From 1988 to September 1990, he was manager of the Florida operations of the American Express Health Systems Group and from June 1984 to November 1988, he was Senior Sales Executive of McDonald Douglas Health Systems Company.

      HARRY A. GAMPEL has been a director of the Company since February 1996. Mr. Gampel has over 36 years of experience in commercial and residential real estate development in the Northeastern United States and Florida as Chairman of Gampel Organization, Hollywood, Florida, and as President of Gampel Realty Company, Hartford, Connecticut.

      SAMUEL X. KAPLAN has been a director of the Company since August 1995. Since 1987, Mr. Kaplan has been a health care management consultant. He has also been the President of U.S. Care, Inc., a California-based company which designs and administers long-term care insurance programs, since 1987, when he founded that company. In 1962, he founded U.S. Administrators, Inc., a health care management company, which he served as President and Chairman until 1987.

      BERTRAM J. POLAN has been a director of the Company since August 1995. Mr. Polan is the founder and President of Gemini Bio-Products, Inc., a California-based supplier of biological products used in medical schools, private medicine research institutes and the bio-technology industry, which he founded in 1985. From 1973 to 1985, Mr. Polan was employed in various executive capacities, most recently as vice president of sales and marketing, with North American Biologicals, Inc., one of the world's largest independent providers of human plasma products.

      EUGENE R. TERRY has been a director of the Company since August 1995. Mr. Terry is a pharmacist and the founder and Chairman of Bloodline, Inc., a New Jersey-based company engaged in the blood services business, which he founded in 1980. In 1971, Mr. Terry founded Home Nutritional Support, Inc. ("HNSI"), one of the first companies established in the home infusion industry. In 1984, HNSI was sold to Healthdyne, Inc. HNSI was later sold to the W.R. Grace Group. From 1975 to 1984, Mr. Terry was also founder and Chief Executive Officer of Paramedical Specialties, Inc., a respiratory and durable medical equipment company, which was also sold to Healthdyne, Inc.

      Directors are elected annually at the Company's annual meeting of shareholders. Each director of the Company serves until his successor is elected and qualified or until the earlier death, resignation, removal or disqualification of the director. The officers are elected annually by the directors.

      The Company has agreed, through August 5, 1998, if so requested by the underwriter of the Company's initial public offering, to nominate and use its best efforts to elect a designee of the underwriter as a director of the Company or, at the underwriter's option, as a non-voting adviser to the Board of Directors of the Company. No such nominee has been designated to date.

      The Company has "key person" life insurance policies on the lives of Mr. Blue and Mr. Guinan in the amount of $1,000,000 each.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The Company has reviewed the Forms 3 and 4 and amendments thereto furnished to it pursuant to Rule 16a-3(e) promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934 (the "Exchange Act") during the Company's fiscal year ended December 31, 1996, and Form 5 and amendments thereto furnished to the Company with respect to such year. Based solely on such review and the representations of each director and executive officer, the Company is not aware of any failure to timely file a required Form.

                                   ITEM 10
                                   -------

                            EXECUTIVE COMPENSATION
                            ----------------------


            The following table sets forth the compensation paid during the past three fiscal years to the Company's Chief Executive Officer and the other three most highly compensated executive officers of the Company with annual compensation for such years over $100,000 (the "named executive officers"):

                          SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------
                             ANNUAL COMPENSATION               AWARDS           PAYOUTS
                          ---------------------------   ---------------------   -------
                                               OTHER                                        ALL
    NAME AND                                   ANNUAL   RESTRICTED    # OF                 OTHER
   PRINCIPAL                                  COMPEN-     STOCK      OPTIONS/     LTIP    COMPEN-
    POSITION        YEAR  SALARY(S)  BONUS     SATION    AWARD(S)      SARS      PAYOUTS  SATION
   ---------        ----  ---------  -----    -------   ----------   --------    -------  ------

Harold S. Blue      1996   100,983    --        --          --       150,000      --        --
Chairman and CEO    1995   60,000     --        --          --          --        --        --
                    1994   60,000     --        --          --          --        --        --

John Paul Guinan    1996   127,792    --        --          --        15,000      --        --
President and COO   1995   99,693     --        --          --       202,500      --        --
                    1994   55,481     --        --          --        15,000      --        --

Gary N. Mansfield   1996   102,147    --        --          --       150,000      --        --
Executive V.P.      1995   83,077     --        --          --        37,500      --        --
                    1994   42,923     --        --          --        15,000      --        --

Bennett Marks       1996   107,542    --     10,625(1)      --        86,250      --        --
Exec. V.P.          1995   100,000    --     15,000(1)      --        15,000      --        --
and CFO             1994   90,000     --     15,000(1)      --          --        --        --
---------------------------------------------------------------------------------------------

-----------------------
(1) Mr. Marks received a non-accountable expense allowance of $15,000 (net of taxes) per year through September 15, 1996.

      The following table provides information on stock option grants during fiscal year 1996 to each of the named executive officers:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS
------------------------------------------------------------------------------
                                      % OF TOTAL
                                     OPTIONS/SARS
                     NUMBER OF        GRANTED TO      EXERCISE OR
                   OPTIONS/SARS       EMPLOYEES        BASE PRICE   EXPIRATION
      NAME            GRANTED       IN FISCAL YEAR     ($/SHARE)       DATE
      ----         ------------     --------------    -----------   ----------

Harold S. Blue        150,000            17%              3.50       04/03/01

John Paul Guinan       15,000             2%              6.94       11/10/06

Gary N. Mansfield     150,000            17%              3.50       04/03/01

Bennett Marks          30,000             3%              6.94       11/10/06
                       56,250             6%              3.50       04/12/01
------------------------------------------------------------------------------


      The following table sets forth certain information concerning unexercised options held by each of the named executive officers:


             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES
------------------------------------------------------------------------------------------------------

                                              NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                             UNDERLYING UNEXERCISED                 N-THE-MONEY
                                            OPTIONS/SARS AT FY-END (#)      OPTIONS/SARS AT FY-END ($)
                                            --------------------------      --------------------------
                   # OF SHARES   VALUE
                     ACQUIRED   REALIZED
     NAME          ON EXERCISE    ($)       EXERCISABLE  UNEXERCISABLE      EXERCISABLE  UNEXERCISABLE
     ----          -----------  --------    -----------  -------------      -----------  -------------
Harold S. Blue         --         --          180,000         --              615,000          --
John Paul Guinan       --         --          172,500        45,000           492,375       141,975
Gary N. Mansfield      --         --           82,500       120,000           256,200       416,850
Bennett Marks          --         --          122,500        38,750           338,250        66,825
------------------------------------------------------------------------------------------------------

      There were no awards made to a named executive officer in the last completed fiscal year under any long-term incentive plan for performance to occur over a period longer than one fiscal year.

COMPENSATION OF DIRECTORS

      Employee directors of the Company are not compensated for their services as directors. The Company reimburses all directors for reasonable expenses incurred in attending board meetings. In addition, non-employee directors receive stock options under the 1995 Outside Plan (described below) upon the directors' initial election or appointment to the Board of Directors. In 1995 and 1996, Messrs. Gampel, Kaplan, Polan and Terry, upon joining the Board, were each granted options to purchase 75,000 shares of Common Stock at an exercise price equal to the market price on the date of grant. These options were immediately vested with respect to 22,500 shares, with installments of 22,500 and 30,000 shares vesting one and two years from the date of grant, respectively. These options expire five years after the dates of grant.

EMPLOYMENT AGREEMENTS WITH THE NAMED EXECUTIVE OFFICERS

      On April 1, 1996, the Company entered into an Employment Agreement with Mr. Blue for a period of three years, which is automatically extended from year to year unless terminated by either party upon 60 days written notice. Mr. Blue receives an annual base salary of $125,000 and is entitled to such bonuses as may be awarded from time to time by the Board of Directors and to participate in any stock option or bonus plans which the Company may now have or in the future develop. Mr. Blue may be terminated for "cause," as defined in the Agreement. If he is terminated for cause, he will be entitled to base salary earned, and he will retain all vested stock options which shall remain exercisable for 90 days after the date of termination. If he is terminated "without cause," then he will be entitled to receive an amount equal to his base salary plus bonus, if any, and continuation of health insurance for six months following termination. In addition, the Agreement contains confidentiality and noncompetition covenants. Messrs. Guinan and Mansfield are parties to employment agreements with the Company which are substantially similar to Mr. Blue's, with their annual base salaries being $125,000 and $115,000, respectively.

            In November 1996, the Company entered into an Employment Agreement with Mr. Marks. The Agreement is for a three-year term and automatically extends from year to year thereafter unless terminated by the Company upon 90 days written notice or by the employee upon 30 days written notice prior to the end of the initial term or any extension. Mr. Marks receives an annual base salary of $125,000 and is entitled to such bonuses as may be awarded from time to time by the Board of Directors and to participate in any stock option or bonus plans which the Company may now have or in the future develop. Mr. Marks may be terminated for "cause" as defined in the Agreement. If he is terminated for cause, he will be entitled to base salary earned, and he will retain all vested stock options which shall remain exercisable for 90 days after the date of termination. If, upon 90 days prior written notice, he is terminated "without cause," he will entitled to receive an amount equal to his base salary plus bonus, if any, and continuation of health insurance for six months following termination, plus any unvested options shall vest. In addition, the Agreement contains confidentiality and noncompetition covenants.

STOCK OPTION PLANS

      The Board of Directors has adopted three stock option plans for its employees, officers and outside directors: the 1993 Stock Option Plan (the "1993 Plan"); the 1995 Stock Option Plan (the "1995 Plan"); and the 1995 Outside Director Stock Option Plan (the "1995 Outside Plan", and collectively with the 1993 Plan and the 1995 Plan, the "Plans"). The purpose of the Plans is to provide certain directors, officers and key employees of the Company with a greater personal interest in the success of the Company and to enhance the ability of the Company to attract and maintain the services of qualified personnel.

      The 1993 and 1995 Plans provide for the issuance of up to 600,000 shares and 376,250 shares of Common Stock, respectively, upon exercise of options designated as either "incentive stock options" or "non-qualified options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The 1995 Outside Plan provides for the issuance of up to 300,000 shares upon exercise of "non-qualified options." The Plans are administered by the Compensation Committee of the Board of Directors, which determines, among other things, the persons to be granted options under the Plans, the number of shares subject to each option and the option price.

      With respect to the 1993 and 1995 Plans, the exercise price of any incentive stock option may not be less than the fair market value of the shares subject to the option on the date of grant; provided, however, that the exercise price of any incentive stock option granted to an eligible employee who is or will be the beneficial owner of more than 10% of the outstanding voting power of the Company may not be less than 110% of the fair market value of the shares underlying such options on the date of grant. Non-qualified options may not be granted with exercise prices less than the fair market value of the shares subject to the option on the date of grant. Incentive stock options may be granted only to employees and no option granted under the 1993 Plan to an employee may be exercised unless, at the time of exercise, the grantee is an employee of the Company or a subsidiary or was an employee within the preceding three months. In the event of death, options may be exercised during a twelve month period following such event. The Company may grant an employee options for any number of shares, except that the value of the shares subject to one or more incentive stock options first exercisable in any calendar year may not exceed $100,000 (determined at the date of grant). Options are not transferable, except upon the death of the optionee. The 1993 and 1995 Plans have been approved by the Company's shareholders. The Plans may be amended by the Board of Directors from time to time; however, the number of shares covered by the 1995 Plan and 1993 Plan may not be changed, nor may certain other material amendments to those Plans be made, without further shareholder approval.

      The term of each option granted under the Plans and the manner in which it may be exercised is determined by the Compensation Committee, provided that no option may be exercisable more than 10 years after the date of grant and, in the case of an incentive stock option granted to an eligible employee who is or will be the beneficial owner of more than 10% of the outstanding voting power of the Company, no more than five years after the date of grant. Incentive stock options under the 1993 and 1995 Plans may be granted during the 10-year period following the dates of the Plans.

      See Note (10) of Notes to Consolidated Financial Statements for information regarding options issued or available under the Plans.

LIABILITY AND INDEMNIFICATION OF
DIRECTORS AND OFFICERS OF THE COMPANY

      The Company has entered into Indemnification Agreements with each of its directors and executive officers limiting their personal liability for monetary damages for breach of their fiduciary duties as officers and directors, except for liability that cannot be eliminated under the Florida Business Corporation Act. The Florida Business Corporation Act provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duty as directors, except for liability (i) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (ii) for any unlawful payment of a dividend or unlawful stock repurchase or redemption, as provided in Section 607.0834 of the Florida Business Corporation Act, (iii) for any transaction from which the director derived an improper personal benefit, or
(iv) for a violation of criminal law. The Restated Articles of Incorporation and Bylaws of the Company also provide that the Company shall indemnify its directors and officers to the fullest extent permitted by Section 607.0831 of the Florida Business Corporation Act, including circumstances in which indemnification is otherwise discretionary. The Company has procured and maintains a policy of insurance under which the directors and officers of the Company are insured, subject to the limits of the policy, against certain losses arising from claims made against such directors and officers.


                                   ITEM 11
                                   -------

                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                            OWNERS AND MANAGEMENT
                            ---------------------


      The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of March 25, 1997, with respect to
(i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director, (iii) each executive officer named in the Executive Compensation chart, and (iv) all directors and officers of the Company as a group:

NAME AND ADDRESS(1)                     # OF SHARES (2)          % OF CLASS
----------------                        ---------------          ----------

Harold S. Blue(3)                           912,532                  9.3

John Paul Guinan(4)                         172,500                  1.8

Gary N. Mansfield(5)                        207,000                  2.1

Bennett Marks(6)                            148,750                  1.5

Harry A. Gampel(7)                          273,558                  2.8

Samuel X. Kaplan(4)                          45,000                   *

Bertram J. Polan(8)                          52,500                   *

Eugene R. Terry(9)                           60,000                   *

Kingdon Capital Management Corporation      775,000                  8.0
152 West 57th Street
New York, NY 10019

Cramer Rosenthal McGlynn, Inc.              719,000                  7.4
520 Madison Avenue
New York, NY 10022

Weiss, Peck & Greer, L.L.C.                 558,000                  5.8
One New York Plaza
New York, NY 10004

All directors and officers                2,058,763                 19.5
as a group (18 persons)(10)

-----------------------------------
(1) The address for each person, unless otherwise noted, is 2501 Davie Road, Suite 230, Fort Lauderdale, Florida 33317-7424.

(2) In accordance with Rule 13d-3 of the Exchange Act, shares that are not outstanding, but that are subject to options, warrants, rights or conversion privileges exercisable within 60 days from March 14, 1997, have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the individual having such right, but have not been deemed outstanding for the purpose of computing the percentage for any other person.

(3) Includes 732,532 shares held of record, and 180,000 shares issuable upon the exercise of currently exercisable stock options.

(4) Represents shares issuable upon the exercise of currently exercisable stock options.

(5) Includes 49,500 shares held of record and 157,500 shares issuable upon the exercise of currently exercisable stock options.

(6) Includes 7,500 shares held of record, and 141,250 shares issuable upon the exercise of currently exercisable stock options.

(7) Includes 228,558 shares held of record, and 45,000 shares issuable upon the exercise of currently exercisable stock options.

(8) Includes 7,500 shares held of record, and 45,000 shares issuable upon exercise of currently exercisable stock options.

(9) Includes 15,000 shares held of record, and 45,000 shares issuable upon exercise of currently exercisable stock options.

(10) Includes 1,158,829 shares held of record, and 899,934 shares issuable upon the exercise of currently exercisable stock options.


                                   ITEM 12
                                   -------

                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                ----------------------------------------------


      Mr. Blue was a principal shareholder in three medical centers which were customers of the Company's former drug dispensing business in 1995. Dr. Steven Fox, a former director of the Company, was a principal shareholder in two medical centers which were also customers of the Company's former drug dispensing business in 1995. The Company received a total of approximately 4% of its revenues in 1995 from these five medical centers.

      In July 1995, Mr. Blue purchased 8,000 shares of the Company's Series A Preferred Stock at an aggregate price of $200,000 pursuant to the Company's private placement of such stock. Such Preferred Stock was converted into 75,232 shares of Common Stock in August 1996 pursuant to the terms of the Preferred Stock.

                                   PART IV
                                   -------

                                   ITEM 13
                                   -------

                   EXHIBITS, LISTS AND REPORTS ON FORM 8-K
                   ---------------------------------------


(a)   EXHIBITS

            Exhibits required to be filed by Item 601 of Regulation S-B as exhibits to this Report are listed in the Exhibit Index appearing on pages 34 and 35.

(b)   REPORTS ON FORM 8-K

            No Form 8-K reports were filed by the Company with the Securities and Exchange Commission during the quarter ended December 31, 1996.

                                    SIGNATURE


      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 26, 1997                    PROXYMED, INC.


                                          By: /s/ HAROLD S. BLUE
                                              ---------------------------------
                                              Harold S. Blue, Chairman of the
                                              Board and Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURES                            TITLE                          DATE
----------                            -----                          ----


/s/ HAROLD S. BLUE         Chairman of the Board and Chief       March 26, 1997
---------------------       Executive Officer (principal
Harold S. Blue              executive officer)


/s/ JOHN PAUL GUINAN       President, Chief Operating            March 26, 1997
---------------------       Officer and Director
John Paul Guinan


/s/ GARY N. MANSFIELD      Executive Vice President-             March 26, 1997
---------------------       Corporate Development and Director
Gary N. Mansfield


/s/ BENNETT MARKS          Executive Vice President-             March 26, 1997
--------------------        Finance, Chief Financial Officer
Bennett Marks               and Director (principal financial
                            and accounting officer)

/s/ HARRY A. GAMPEL        Director                              March 26, 1997
----------------------
Harry A. Gampel


/s/ SAMUEL X. KAPLAN       Director                              March 26, 1997
----------------------
Samuel X. Kaplan


/s/ BERTRAM J. POLAN       Director                              March 26, 1997
----------------------
Bertram J. Polan


/s/ EUGENE R. TERRY        Director                              March 26, 1997
----------------------
Eugene R. Terry

                                EXHIBIT INDEX
                                -------------


EXHIBIT NO.       DESCRIPTION
-----------       -----------

  3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

  3.2 Bylaws, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

 10.1 License Agreement between the Company and Blue Cross and Blue Shield of Massachusetts, Inc., dated March 1, 1996 (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

 10.2 Strategic Marketing Agreement among the Company, IntePlex, Inc. and Bergen Brunswig Drug Company dated February 1, 1996 (incorporated by reference to Exhibit 1 of Form 8-K, File No. 0-22052, reporting an event dated February 1, 1996).

 10.3 Agreement for Acquisition of Stock between the Company and National Health Care Affiliates, Inc. dated September 6, 1995 (incorporated by reference to Exhibit 1 of Form 8-K, File No. 0-22052, reporting an event dated August 28, 1996).

 10.4 Asset Purchase Agreement between the Company and Eckerd Corporation (incorporated by reference to Exhibit 1 to the Form 8-K, File No. 0-22052, reporting an event dated February 7, 1995).

 10.5 Employment Agreement between the Company and Harold S. Blue (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

 10.6 Employment Agreement between the Company and John Paul Guinan (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

 10.7 Employment Agreement between the Company and Bennett Marks dated November 11, 1996.

 10.8 Employment Agreement between the Company and Carol Dragan dated November 11, 1996.

EXHIBIT NO.       DESCRIPTION
-----------       -----------

 10.9 Employment Agreement between the Company and Glenn Gilchrist dated March 14, 1997.

 10.10 Asset Purchase Agreement between the Company and Clinical MicroSystems, Inc. and Glenn Gilchrist (incorporated by reference to Exhibit 1 of Form 8-K, File No. 000-22052 reporting an event dated March 14, 1997).

 10.11 Employment Agreement between the Company and Frank M. Puthoff dated November 11, 1996.

 10.12 Amended 1993 Stock Option Plan (incorporated by reference to Exhibit A of the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders).

 10.13            1995 Stock Option Plan (incorporated by reference to
                  Exhibit 3.1 of the Registration Statement on Form SB-2, File. No. 333-2678)

 10.14 1995 Outside Director Stock Option Plan (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

 10.15 Employment Agreement between the Company and Bruce Roberson dated October 17, 1996 (incorporated by reference to Exhibit
                  10.1 of the 10-QSB for the period ending September 30, 1996).

 10.16 Form of Indemnification Agreement for All Officers and Directors (incorporated by reference to Exhibit 10.3 of the 10-QSB for the period ending September 30, 1996).

 21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

 23               Consent of Independent Auditors.

 27               Financial Data Schedule

                         PROXYMED, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----

Report of Independent Accountants                                        F-2

Consolidated Financial Statements:

   Consolidated Balance Sheet - December 31, 1996                        F-3

   Consolidated Statements of Operations - Years Ended
      December 31, 1996 and 1995                                         F-4

   Consolidated Statements of Stockholders' Equity -
      Years Ended December 31, 1996 and 1995                             F-5

   Consolidated Statements of Cash Flows - Years
      Ended December 31, 1996 and 1995                                   F-6

   Notes to Consolidated Financial Statements                         F-7 - F-15

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of
ProxyMed, Inc.

We have audited the accompanying consolidated balance sheet of ProxyMed, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProxyMed, Inc. and subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ COOPERS & LYBRAND L.L.P.
----------------------------
Coopers & Lybrand L.L.P.

Miami, Florida
February 25, 1997, except for Note 12 as to which the date is March 14, 1997

                         PROXYMED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1996

            ASSETS
            ------

Current assets:
   Cash and cash equivalents                                        $ 6,020,358
   Investment in U.S. Treasury Notes                                  6,008,698
   Accounts receivable - trade, net of allowance
      for doubtful accounts of $17,000                                  650,600
   Other receivables                                                    165,345
   Inventory                                                            195,964
   Other current assets                                                 164,963
                                                                    -----------
      Total current assets                                           13,205,928
Property and equipment, net                                           1,069,662
Capitalized software costs, net                                         795,479
Goodwill, net                                                           597,637
Other assets                                                             26,349
                                                                    -----------

      Total assets                                                  $15,695,055
                                                                    ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                                664,750
   Deferred revenue                                                     115,000
                                                                    -----------
      Total current liabilities                                         779,750
                                                                    -----------

Commitments and contingencies (Notes 10 and 11)

Stockholders' equity:
   Common stock - $.001 par value. Authorized 20,000,000
      shares; issued and outstanding 9,541,610 shares                     9,542
   Additional paid-in capital                                        25,944,057
   Accumulated deficit                                              (11,038,294)
                                                                    -----------
      Total stockholders' equity                                     14,915,305
                                                                    -----------

      Total liabilities and stockholders' equity                    $15,695,055
                                                                    ===========
See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                        1996            1995
                                                    -----------      ----------

Net sales                                           $ 3,054,151       7,622,803
                                                    -----------      ----------

Costs and expenses:
   Cost of sales                                      1,327,423       5,196,745
   Selling, general and administrative
      expenses                                        6,032,021       5,052,940
                                                    -----------      ----------
                                                      7,359,444      10,249,685
                                                    -----------      ----------

      Operating loss                                 (4,305,293)     (2,626,882)

Other income (expense):
   Gain (loss) on sale of assets (Note 4)             1,014,989        (740,044)
   Interest, net                                        436,569        (151,625)
                                                     ----------      ----------

      Loss before extraordinary item                 (2,853,735)     (3,518,551)

Extraordinary item - gain on sale of
   subsidiary, net of income tax
   effect (Note 4)                                         --           669,664
                                                    -----------      ----------

      Net loss                                       (2,853,735)     (2,848,887)

Dividends on cumulative preferred stock                  95,803         113,362
                                                    -----------      ----------

      Net loss applicable to
         common shareholders                        $(2,949,538)     (2,962,249)
                                                    ===========      ==========


Loss per share of common stock:
   Loss before extraordinary item                   $      (.39)           (.75)
   Extraordinary gain                                      --               .14
                                                    -----------      ----------
      Net loss                                      $      (.39)           (.61)
                                                    ===========      ==========
See accompanying notes.


                       PROXYMED, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1996 AND 1995


                                  PREFERRED STOCK              COMMON STOCK
                                --------------------       --------------------     ADDITIONAL
                                  NUMBER        PAR         NUMBER         PAR        PAID-IN         ACCUMULATED
                                OF SHARES      VALUE       OF SHARES      VALUE       CAPITAL           DEFICIT           TOTAL
                                ---------      -----       ---------     ------     ----------       ------------      -----------
Balances, January 1, 1995             --        $--        4,782,674     $4,783     $ 8,666,924      $ (5,335,672)     $ 3,336,035

Sale of preferred stock, net
   of expenses of $318,781          95,000        950           --         --         2,055,269              --          2,056,219
Common stock issued for
   acquired businesses                --         --           33,171         33          86,032              --             86,065
Common stock and options
   issued for services                --         --           17,250         17          66,246              --             66,263
Preferred stock dividends             --         --             --         --          (102,075)             --           (102,075)
Conversion of preferred
   stock to common stock           (12,000)      (120)       112,500        113               7              --               --
Net loss                              --         --             --         --              --          (2,848,887)      (2,848,887)
                                   -------      -----      ---------     ------     -----------      ------------      -----------

Balances, December 31, 1995         83,000        830      4,945,595      4,946      10,772,403        (8,184,559)       2,593,620

Sale of common stock, net
   of expenses of $1,831,816          --         --        3,367,500      3,367      13,037,942              --         13,041,309
Exercise of stock options and
   warrants                           --         --          432,610        433       1,860,469              --          1,860,902
Common stock issued for
   services                           --         --           15,000         15          55,985              --             56,000
Compensatory stock options            --         --             --         --           300,172              --            300,172
Preferred stock dividends             --         --             --         --           (82,963)             --            (82,963)
Conversion of preferred
   stock to common stock           (83,000)      (830)       780,905        781              49              --               --
Net loss                              --         --             --         --              --          (2,853,735)      (2,853,735)
                                   -------      -----      ---------     ------     -----------      ------------      -----------

Balances, December 31, 1996           --        $--        9,541,610     $9,542     $25,944,057      $(11,038,294)     $14,915,305
                                   =======      =====      =========     ======     ===========      ============      ===========

See accompanying notes.

                       PROXYMED, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                      1996           1995
                                                  ------------    -----------
Cash flows from operating activities:
   Net loss                                       $(2,853,735)    (2,848,887)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
         Depreciation and amortization                322,588        297,883
         Common stock issued for services              56,000           --
         Compensatory warrants issued (Note 3)        300,172           --
         Amortization of covenant
           not-to-compete (Note 4)                    (80,000)       (20,000)
         (Gain) loss on sale of assets (Note 4)    (1,014,989)       740,044
         Gain on sale of subsidiary (Note 4)             --         (669,664)
         Provision for doubtful accounts                8,105         73,598
         Changes in assets and liabilities,
           net of effect of acquisitions
           and dispositions:
             Accounts receivable                     (203,113)       934,786
             Inventory                                 42,299         44,721
             Accounts payable and accrued
              expenses                                (58,102)    (3,505,399)
             Other changes                            (68,340)        58,244
                                                  -----------     ----------
      Net cash used in operating activities        (3,549,115)    (4,894,674)
                                                  -----------     ----------
Cash flows from investing activities:
   Purchases of U.S. Treasury Notes                (8,541,153)          --
   Maturities of U.S. Treasury Notes                2,532,455           --
   Proceeds from sale of dispensary assets          1,300,000      3,551,481
   Proceeds from sale of subsidiary                   649,275        892,363
   Capital expenditures                              (665,891)      (143,195)
   Capitalized software                              (570,557)      (246,390)
                                                  -----------     ----------
      Net cash provided by (used in)
       investing activities                        (5,295,871)     4,054,259
                                                  -----------     ----------

Cash flows from financing activities:
   Net proceeds from sale of equity
    securities (Note 2)                            13,041,309      2,056,219
   Proceeds from exercise of stock
    options and warrants                            1,860,902           --
   Payment of notes payable,
    long-term debt and capital leases                (417,884)    (1,787,662)
   Payment of preferred stock dividends               (82,963)      (102,075)
                                                  -----------     ----------
       Net cash provided by
       financing activities                        14,401,364        166,482
                                                  -----------     ----------
Net increase (decrease) in cash                     5,556,378       (673,933)
Cash at beginning of period                           463,980      1,137,913
                                                  -----------     ----------
Cash at end of period                             $ 6,020,358        463,980
                                                  ===========     ==========

Supplemental disclosure of cash flow
 information:
   Cash paid for interest                         $    31,123        292,310
                                                  ===========     ==========
   Common stock issued for businesses purchased   $      --           86,065
                                                  ===========     ==========
   Details of acquisitions and dispositions:
      Working capital components,
       other than cash                            $      --        1,986,321
      Property and equipment                             --        1,748,111
      Intangible assets                                  --        1,002,239
      Other assets                                       --         (222,447)
      Net loss                                           --          (70,380)
                                                  -----------     ----------
         Net cash from acquisitions and
          dispositions                            $      --        4,443,844
                                                  ===========     ==========
See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) BUSINESS OF THE COMPANY - The Company provides healthcare technology products and on-line transaction processing services to physicians through their existing practice management information systems, as well as connectivity to various healthcare providers (such as pharmacies, hospitals and managed care organizations) through ProxyNet, the Company's national healthcare information network. In addition, the Company derives revenues from dispensing prescription drugs to patients who are residing in long-term care facilities, and until their sale in 1995, through dispensaries, by mail, and through infusion administered in the patient's home (see Note 4). To date, the Company's nationwide services have been provided from its operating facilities located in Florida. The Company's operations are subject to extensive and evolving statutory and regulatory framework on both the state and federal levels.

      (b) PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

      (c) USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The development and distribution of the Company's healthcare technology products and services is an emerging business and, as such, is subject to uncertainty as to demand and market acceptance for the newly introduced products and services. Achieving market acceptance for the Company's products and services requires significant marketing efforts and expenditure of significant funds to create awareness and demand by pharmacies, physician groups, managed care organizations and other potential customers. As a result, such factors can affect the Company's estimates of the recoverability and useful lives of property and equipment, capitalized software costs and goodwill, among other items, and actual results could differ from those estimates.

      (d) REVENUE RECOGNITION - Revenues from sales of software or software licenses are recognized upon delivery of the software, or ratably upon the completion of any significant Company obligations. Revenues from software rentals are recognized over the rental period. Revenues from sales of computer hardware are recognized upon shipment of the hardware. Revenues from the Company's prescription drug dispensing activities are reported at net realizable amounts from HMO providers and patients at the time the individual prescriptions are filled or services are provided.

      (e) CASH, CASH EQUIVALENTS AND INVESTMENTS - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Excess cash is invested in U.S. Treasury Notes, or in bank certificates of deposit and money market accounts. As of December 31, 1996, the carrying value of the Company's investment in U.S. Treasury Notes approximated its fair market value.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      (f) INVENTORY - Inventory, which consists primarily of prescription drugs, is stated at the lower of cost (first-in, first-out method) or market.

      (g) PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Property and equipment under capital leases is stated at the present value of minimum lease payments at the inception of the lease. Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.

      (h) CAPITALIZED SOFTWARE COSTS - Certain computer software costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Such costs are capitalized when they are related to a product which has achieved technological feasibility or that has an alternative future use, and are amortized on the straight-line method over two to five years. Software development costs incurred prior to achieving technological feasibility are charged to research and development expense when incurred. Research and development expense was approximately $177,000 in 1996, and was not material in 1995. Accumulated amortization of capitalized software costs at December 31, 1996 is $21,468.

      (i) GOODWILL - Goodwill, which relates to the acquisition of the Company's institutional pharmacy business, is amortized on the straight-line basis over 40 years. The recoverability of goodwill is assessed based upon an analysis of estimated future cash flows on an undiscounted basis, as is permitted under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accumulated amortization of goodwill at December 31, 1996 is $38,088.

      (j) INCOME TAXES - The Company provides for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are also established for the future tax benefits of loss and credit carryovers. Valuation allowances are established for deferred tax assets based on the weight of available evidence.

      (k) NET LOSS PER SHARE - Net loss per share of common stock is computed by dividing net loss applicable to common shareholders by the weighted average shares of common stock outstanding during the year (7,660,383 shares and 4,816,980 shares for the years ended December 31, 1996 and 1995, respectively). The effects of common stock equivalents and convertible preferred stock have not been included in the computations as their effect would be anti-dilutive or immaterial. In addition, the implementation of recently issued SFAS No. 128, "Earnings Per Share," which is effective for periods ending after December 15, 1997, is not expected to have an impact on net loss per share as presented herein.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(2)  EQUITY SECURITIES

      (a) STOCK SPLIT - On June 6, 1996, the Board of Directors authorized a three-for-two stock split on the Company's common stock payable July 8, 1996 to shareholders of record on June 24, 1996. All applicable share and per share data have been retroactively adjusted for the stock split.

      (b) COMMON STOCK OFFERING - In 1996, the Company raised net proceeds of $13,041,309 in an underwritten offering to the public of 3,367,500 shares of common stock at a price of $4.42 per share. As part of the transaction, the Company issued warrants to purchase 300,000 shares of common stock to the underwriter, which are exercisable through May 7, 2001 at a price of $5.63 per share.

      (c) PREFERRED STOCK OFFERING - In 1995, the Company raised net proceeds of $2,056,219 through a private placement sale of 23.75 units of Series A convertible preferred stock for $100,000 per unit. Each unit was convertible into 37,500 shares of common stock, and the preferred stock bore a cumulative annual dividend of 9%. Harold S. Blue, the Company's chairman, purchased two units in the offering. During 1996, all of the outstanding preferred stock was converted into common stock. As of December 31, 1996, underwriter warrants for the purchase of 209,198 shares of common stock at an exercise price of $4.17 per share remain outstanding through June 9, 2000. If the preferred stock had been converted as of the beginning of 1996, net loss per share would have been $(.34) for 1996.

      The Company has 1,870,000 authorized but unissued shares of preferred stock, par value $.01 per share, which is entitled to rights and preferences to be determined at the discretion of the Board of Directors.

      (d) OTHER WARRANTS - In connection with the Company's initial public offering in 1993 and a private placement of common stock in 1994, warrants are outstanding to the underwriter and the placement agent for the purchase of up to 49,101 and 78,265 shares of common stock, respectively, at exercise prices of $3.94 and $3.06 per share through August 5, 1998 and August 19, 1999, respectively.


(3)  LICENSING AGREEMENTS

      (a) THE MEDICAL MANAGER - In May 1996, the Company signed an Electronic Commerce and Healthcare Information Licensing Agreement with Medical Manager Corp. ("MMC"). The agreement requires the Company to provide MMC with a "software developer's toolbox" to enable MMC to integrate the Company's products and services into MMC's existing prescription module in its physician practice management software, The Medical Manager. The Medical Manager software is reportedly used by over 110,000 physicians in 22,000 offices throughout the United States. Under the agreement, the

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Company shares in defined revenues paid by physicians to MMC, and MMC is entitled to a portion of all defined transaction fee revenue derived from the Company's prescription network services. As part of the agreement, the Company granted a five-year warrant to MMC for the purchase of 150,000 shares of common stock for $3.50 per share. The compensatory value of this warrant, as well as a warrant for 37,500 shares exercisable at $4.17 per share issued in connection with a license agreement with Blue Cross and Blue Shield of Massachusetts, Inc. ("BCBSM") (see (c) below), and certain other stock options for 12,500 shares issued to two consultants, have been charged to expense in 1996 in the amount of $300,172. The weighted average fair value of each compensatory warrant and option was estimated at $1.50 at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.17%, expected life of 5 years, expected volatility of 60.8%, and no dividend yield.

      (b) BERGEN BRUNSWIG - In February 1996, the Company signed a marketing agreement with IntePlex, Inc. and Bergen Brunswig Drug Company, both of which are wholly-owned subsidiaries of Bergen Brunswig Drug Corporation (collectively "Bergen"), a multi-billion dollar national pharmaceutical and medical supplies distributor. Under the agreement, Bergen paid a one-time, non-refundable fee of $1,000,000 for a non-exclusive limited license to market certain of the Company's products (as defined in the agreement) throughout the United States. The term of the agreement is for 12 months, and automatically renews for successive 12 month periods unless terminated as provided under the agreement. The Company is prohibited from entering into similar arrangements for certain designated products with certain of Bergen's principal competitors, including other major national pharmaceutical and medical supplies distributors. Under the agreement, the Company will pay Bergen from 10% to 30% of net sales (as defined) from the sale of these products, depending on the total annual volume of sales, including certain sales of the defined products not resulting from Bergen referrals, and including prescription transactions between participating physicians, pharmacies and managed care organizations over ProxyNet. The $1,000,000 fee was recorded as revenue in 1996. In addition, Bergen purchased $529,298 of computer equipment containing ProxyScript software in 1996, which is included in sales.

      (c) BLUE CROSS AND BLUE SHIELD OF MASSACHUSETTS, INC. ("BCBSM") - In March 1996, the Company entered into a license agreement with BCBSM, a large health insurance provider based in Boston, Massachusetts. Under this agreement, BCBSM agreed to pay a one-time license fee of $204,000 in exchange for which it received a right to license the Company's product, ProxyScript, to physicians exclusively, including its approximately 12,000 affiliated physicians, in Massachusetts, Vermont, New Hampshire, Maine and Rhode Island (the "States"), and on a non-exclusive basis in Connecticut. BCBSM intends to link ProxyScript licensees in the States through its Healthwire network. Under the BCBSM agreement, the Company is barred until March 1, 1998 from competing in the States with BCBSM for the electronic prescription business, and BCBSM is barred from competing with the Company's electronic prescription business outside the States for the same period. The license fee was recorded as revenue in 1996.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(4)  DISPOSITIONS

      (a) SALE OF CERTAIN DISPENSARY ASSETS - On March 15, 1995, the Company sold to Eckerd Corporation ("Eckerd") certain, but not all, of the assets related to the Company's HMO prescription drug dispensing operations for $4,830,387. Of this total purchase price, $2,200,000 was contingent on the amount of prescription business retained by Eckerd through September 30, 1996. Accordingly, the Company initially recorded a loss on the sale, and recognized additional income as prescription data was provided by Eckerd. Ultimately, the Company collected the entire purchase price, including the entire contingent amount, and recognized a cumulative gain on the sale of approximately $275,000. Net sales related to these prescription drug dispensing operations prior to their sale were $3,404,000 in 1995.

      (b) SALE OF SUBSIDIARY - On September 29, 1995, the Company sold to National Health Care Affiliates, Inc. and an affiliate thereof (collectively "NHCA") all of the outstanding common stock of its wholly-owned subsidiary, ProxyFusion, Inc., for $1,542,029. ProxyFusion, Inc. provides home infusion therapy services, including pharmacy and nursing services, primarily to HMO patients. An extraordinary gain on this sale of $669,664 was recorded in 1995, and $200,000 is being amortized to income over the 30-month period of the Company's covenant-not-to-compete. Net sales related to these operations prior to their sale were approximately $1,936,000 in 1995.


(5)  LOAN AGREEMENT

      The Company has a revolving loan agreement with a bank for borrowings of up to $5,000,000. Outstanding borrowings bear interest at the prime rate less 3/4%, are due on demand and are collateralized by U.S. Treasury Notes. There were no borrowings outstanding as of December 31, 1996.


(6)  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1996:

                                                         ESTIMATED USEFUL LIVES
                                                         ----------------------

      Furniture, fixtures and equipment      $1,535,604       5 to 7 years
      Leasehold improvements                    139,480       Life of lease
                                             ----------
                                              1,675,084
      Less accumulated depreciation             605,422
                                             ----------
      Property and equipment, net            $1,069,662
                                             ==========

Depreciation expense was approximately $297,000 in 1996 and $239,000 in 1995.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(7)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following at December 31, 1996:

     Accounts payable                                 $399,353
     Accrued expenses related to sales of
         assets and subsidiary                          59,914
     Accrued contractual employment obligations         92,202
     Other accrued expenses                            113,281
                                                      --------
      Total accounts payable and accrued expenses     $664,750
                                                      ========


(8)  INCOME TAXES

      The significant components of the deferred tax asset account is as follows at December 31, 1996:

           Net operating losses - Federal         $ 4,386,000
           Net operating losses - State               673,000
           Other - net (principally allowance for
              doubtful accounts and depreciation)    (166,000)
                                                   ----------
              Total deferred tax assets             4,893,000
           Less valuation allowance                (4,893,000)
                                                   ----------
              Net deferred tax assets              $        -
                                                   ==========

      Based on the weight of available evidence, a valuation allowance has been provided to offset the entire deferred tax asset amount. Net deferred assets and the valuation allowance recorded relating thereto increased by $2,093,000 in 1996, primarily due to net operating losses. The net operating loss carryforwards, which amount to $12,901,000 as of December 31, 1996, begin to expire in 2008.

      The benefit for income taxes differs from the amount computed by applying the statutory federal income tax rate to the net loss reflected on the Consolidated Statements of Operations due to the following:

                                                       1996        1995
                                                      ------      ------

     Federal income tax benefit at statutory rate      35.0%       35.0%
     State income tax benefit                           3.5         3.5
     Increase in valuation allowance                  (38.5)      (38.5)
                                                      -----       -----
                                                          -           -
                                                      =====       =====

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(9)  SIGNIFICANT CUSTOMERS

      Approximately 50% of the Company's sales for 1996 were to Bergen as more fully described in Note 3. Approximately 26% of the Company's sales for 1995 were to providers under contract with Humana Medical Plan, Inc. and Humana Health Insurance Company of Florida, Inc. (collectively referred to as Humana), an HMO with national operations. The operations that accounted for these sales were disposed of in 1995 as discussed in Note 4.


(10)  STOCK OPTIONS

      In 1993 and 1995, the Company adopted two stock option plans for executives, directors and other key personnel, under which both incentive stock options and non-qualified options may be issued. Under the 1993 and 1995 plans, options to purchase up to 600,000 shares and 376,250 shares, respectively, of common stock may be granted. Options may be granted at prices equal to the fair market value at the date of grant, except that incentive stock options granted to persons owning more than 10% of the outstanding voting power must be granted at 110% of the fair market value at the date of grant. In order to qualify as an incentive stock option, the value of shares exercisable in any one calendar year cannot exceed $100,000 (as determined at the date of grant). In 1995, the Company also adopted a stock option plan for outside directors under which options to purchase up to 300,000 shares of common stock may be granted at prices and with vesting periods as may be determined by the Board of Directors or the Compensation Committee thereof. In addition, as of December 31, 1996, options for the purchase of 310,000 shares were granted principally as inducements to newly-hired officers and employees. Stock options issued by the Company generally vest within three years, and expire up to ten years from the date granted. Stock option activity was as follows for the two years ended December 31, 1996:

                                        SHARES OF COMMON STOCK           WEIGHTED AVERAGE
                                   ---------------------------------    EXERCISE PRICE OF
                                   AVAILABLE FOR OPTION   UNDER PLAN    SHARES UNDER PLAN
                                   --------------------   ----------    -----------------
     Balance, January 1, 1995              48,000           552,000           $4.15
     Options authorized                   450,000              --              --
     Options granted                     (679,875)          679,875            --
     Options expired                      297,750          (297,750)          $4.32
                                         --------         ---------
     Balance, December 31, 1995           115,875           934,125           $3.73
     Options authorized                   532,500              --              --
     Options granted                     (875,250)          875,250           $5.20
     Options exercised                       --            (139,601)          $4.22
     Options expired                      231,124          (231,124)          $4.00
                                         --------         ---------
     Balance, December 31, 1996             4,249         1,438,650           $4.59
                                         ========         =========

                       PROXYMED, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


      The following table summarizes information regarding outstanding and exercisable options as of December 31, 1996:

                            OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                -------------------------------------------       ------------------------
                                WEIGHTED AVERAGE    WEIGHTED                      WEIGHTED
  RANGE OF                          REMAINING       AVERAGE                       AVERAGE
  EXERCISE        NUMBER           CONTRACTUAL      EXERCISE        NUMBER        EXERCISE
   PRICES       OUTSTANDING       LIFE (YEARS)       PRICE        EXERCISABLE      PRICE
------------    -----------     ----------------    --------      -----------     --------
$3.17 - 4.00       888,500            3.86           $3.53          613,250         $3.57
$4.01 - 6.50       171,750            2.86           $4.37          119,250         $4.38
$6.51 - 9.88       378,400            8.90           $7.15           89,734         $7.32
                 ---------                                          -------
                 1,438,650                                          822,234
                 =========                                          =======

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans for options issued to employees. Had compensation cost for such options been recorded based upon the fair value at the grant date consistent with the methodology prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been $(3,723,924) and $(.49) for 1996, and $(3,271,095) and $(.68) for 1995, respectively. The weighted average fair value of each option granted during 1996 is estimated at $2.31 at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.08%, expected life of 7 years, expected volatility of 65.1%, and no dividend yield.


(11)  COMMITMENTS AND CONTINGENCIES

      (a) LEASES - The Company leases certain premises and equipment under operating leases which expire on various dates through 2001. The leases for the premises contain renewal options, and require the Company to pay such costs as property taxes, maintenance and insurance. Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year are as follows: $128,000 in 1997, $106,000 in 1998, $17,000 in 1999,
$12,000 in 2000, $5,000 in 2001. The Company has paid off all obligations on its capital leases. Total rent expense for all operating leases amounted to $119,000 for 1996 and $161,000 for 1995.

      (b) EMPLOYMENT AGREEMENTS - The Company has employment agreements with certain of its officers and employees for terms of up to three years, with compensation for up to nine months if terminated under certain conditions.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(12)  SUBSEQUENT EVENTS

      On March 14, 1997, the Company acquired substantially all of the assets of Clinical MicroSystems, Inc. ("CMS"). CMS is the developer of ClinScan, a physician desktop lab ordering and results posting software which, according to their records, is used by over 100 labs and 3,000 physicians throughout the United States. The purchase price consisted of the following: $3,000,000 in cash and 125,786 shares of unregistered common stock paid at closing, plus $2,000,000 in cash and common stock payable over a three year period. The acquisition will be accounted for as a purchase. CMS reported net sales of $1,758,645 and pre-tax income of $288,762 for the year ended December 31, 1996.

      On February 24, 1997, the Company's Board of Directors approved the 1997 Stock Option Plan, under which options for the purchase of up to 250,000 shares of common stock may be granted under terms similar to those described in Note
10. The 1997 Plan is subject to approval by the Company's shareholders.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER     DISCRIPTION
--------   -----------

10.7 Employment Agreement between the Company and Bennett Marks dated November 11, 1996.

10.8 Employment Agreement between the Company and Carol Dragan dated November 11, 1996.

10.9 Employment Agreement between the Company and Glenn Gilchrist dated March 14, 1997.

10.11                     Employment Agreement between the Company and Frank M.
                          Puthoff dated November 11, 1996.

23                        Consent of Independent Accountants

27                        Financial Data Schedule