Form 10QSB
period 1997-03-31
PROXYMED INC /FT LAUDERDALE/
filed 1997-05-14
CIK 906337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended MARCH 31, 1997

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ____________________

Commission file number: 0-22052


                                 PROXYMED, INC.
                                 --------------
        (Exact name of small business issuer as specified in its charter)


          FLORIDA                                          65-0202059
          -------                                          ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


2501 DAVIE ROAD, SUITE 230, FT. LAUDERDALE, FLORIDA                  33317
------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                 (954) 473-1001
                                 --------------
                           (Issuer's telephone number)


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

                          COMMON STOCK, $.001 PAR VALUE
                       10,376,611 SHARES AS OF MAY 6, 1997

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

                         PROXYMED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997
                                   (UNAUDITED)

              ASSETS
Current assets:
     Cash and cash equivalents                                    $  3,122,783
     Investment in U.S. Treasury Notes                               4,502,140
     Trade receivables, net                                            485,158
     Notes and other receivables                                       460,392
     Inventory                                                         183,610
     Other current assets                                              187,522
                                                                  -------------
Total current assets                                                 8,941,605
Property and equipment, net                                          1,100,724
Capitalized software costs, net                                      1,165,680
Goodwill, net                                                        1,593,419
Other assets                                                            27,599
                                                                  -------------

         Total assets                                              $12,829,027
                                                                  =============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                $683,167
     Accounts payable and accrued expenses                             862,061
     Deferred revenue                                                  568,863
                                                                  -------------
         Total current liabilities                                   2,114,091
Long-term debt                                                         974,309
                                                                  -------------
         Total liabilities                                           3,088,400
                                                                  -------------

Stockholders' equity:
     Common stock, $.001 par value. Authorized 20,000,000
         shares; issued and outstanding 9,673,396 shares                 9,673
     Additional paid-in capital                                     26,726,128
     Accumulated deficit                                           (16,995,174)
                                                                  -------------
         Total stockholders' equity                                  9,740,627
                                                                  -------------

         Total liabilities and stockholders' equity                $12,829,027
                                                                  =============


See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED MARCH 31,
                                                     1997                1996
                                                  -----------       ----------

Net sales                                         $   430,166        1,543,426
                                                  -----------       ----------
Costs and expenses:
Cost of sales                                         218,208          265,057
Selling, general and administrative expenses        2,004,757        1,067,542
                                                  -----------       ----------
                                                    2,222,965        1,332,599
                                                  -----------       ----------

         Operating income (loss)                   (1,792,799)         210,827

Other income (expense):
In-process research and
         development technology (Note 5)           (4,300,000)               -
Gain on sale of pharmacy assets                             -          820,482
Interest, net                                         135,919           (2,789)
                                                  -----------       ----------
         Net income (loss)                         (5,956,880)       1,028,520

Dividends on cumulative preferred stock                     -          (46,688)
                                                  -----------       ----------
         Net income (loss) applicable to
              common shareholders                 $(5,956,880)         981,832
                                                  ===========       ==========

Net income (loss) per share of common stock:
         Primary                                        ($.62)             .18
                                                  ===========       ==========

         Fully diluted                                  ($.62)             .15
                                                  ===========       ==========




See accompanying notes.



                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                            1997                1996
                                                                        ------------       ----------
Cash flows from operating activities:
       Net income (loss)                                                $ (5,956,880)       1,028,520
       Adjustments to reconcile net income (loss) to
          net cash provided by (used in) operating activities:
              Depreciation and amortization                                  100,263           68,935
              Acquired in-process research
                 and development technology                                4,300,000                -
              Amortization of covenant not-to-compete                        (20,000)         (20,000)
              Gain on sale of pharmacy assets                                      -         (820,482)
              Changes in assets and liabilities, net of
                 effect of acquisitions and dispositions:
                     Accounts receivable                                     464,543          123,188
                     Inventory                                                12,354           36,241
                     Accounts payable and accrued expenses                  (143,244)          95,804
                     Deferred revenue                                        (18,358)               -
                     Other                                                   (17,252)         (73,443)
                                                                        ------------       ----------
              Net cash provided by
                 (used in) operating activities                           (1,278,574)         438,763
                                                                        ------------       ----------

Cash flows from investing activities:
       Acquisition of business, net of cash acquired                      (2,745,644)               -
       Maturities of U.S. Treasury Notes                                   1,500,000                -
       Capitalized software                                                 (275,360)               -
       Capital expenditures                                                 (110,373)        (145,851)
                                                                        ------------       ----------
              Net cash used in investing activities                       (1,631,377)        (145,851)
                                                                        ------------       ----------

Cash flows from financing activities:
       Exercise of stock options                                              21,751                -
       Payment of note payable                                                (9,375)               -
       Collection of notes receivable                                              -           92,754
       Payment of capital lease obligations                                        -          (54,405)
                                                                        ------------       ----------
              Net cash provided by financing activities                       12,376           38,349
                                                                        ------------       ----------

Net increase (decrease) in cash and cash equivalents                      (2,897,575)         331,261
Cash and cash equivalents at beginning of period                           6,020,358          463,980
                                                                        ------------       ----------
Cash and cash equivalents at end of period                              $  3,122,783          795,241
                                                                        ============       ==========


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

       The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. Reference is made to the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

(2) REVENUE RECOGNITION - Revenues from sales of software or software licenses are recognized upon delivery of the software, or ratably upon the completion of any significant Company obligations. Revenues from software rentals are recognized over the rental period. Revenues from sales of computer hardware are recognized upon shipment of the hardware. Revenues from the Company's prescription drug dispensing activities are reported at net realizable amounts from insurance providers and patients at the time the individual prescriptions are delivered to the patients.

(3) INVENTORY - Inventory, which consists primarily of prescription drugs, is stated at the lower of cost (first-in, first-out method) or market.

(4) NET INCOME (LOSS) PER SHARE - Net income (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average shares of common stock outstanding during the applicable period (9,568,972 shares and 5,409,939 shares for the three months ended March 31, 1997 and 1996, respectively). Common stock equivalents have been included in the computation using the modified treasury stock method for those periods in which the Company reported net income; however, they have been excluded from the computation in those periods in which the Company reported losses as their effect would be anti-dilutive. In addition, in calculating fully diluted earnings per share for the three months ended March 31, 1996, convertible preferred stock and other potentially issuable securities have been included in the computation of the weighted average shares of common stock outstanding (6,368,064 shares).

(5) ACQUISITION OF CLINICAL MICROSYSTEMS - On March 14, 1997, the Company acquired substantially all the assets and certain liabilities of Clinical MicroSystems, Inc. ("CMS"). CMS is the developer of ClinScan, a physician desktop lab ordering and results posting software used by over 100 labs and approximately 3,000 physicians throughout the United States. The purchase price consisted of the following: $3,000,000 in cash and

125,786 shares of unregistered common stock paid at closing, plus $2,000,000 in cash and common stock payable over a three year period as follows: $750,000, $500,000 and $750,000 in 12, 24 and 36 months following the closing date, respectively. Each of the future payments will be at least 50% in cash, with the remainder, if any, paid in shares of unregistered common stock. The acquisition has been accounted for as a purchase and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. A significant portion of the purchase price was allocated to in-process research and development technology, resulting in a $4,300,000 charge to the Company's operations in the first quarter of 1997. This charge was valued using a risk adjusted cash flow model, under which projected income and expenses attributable to the purchased technology were identified, and potential income streams were discounted for certain risks and uncertainties, including the stage of development of the technology, viability of target markets, rapidly changing nature of the industry, and other factors. The income tax benefit resulting from this charge is estimated to be approximately $1,613,000; however, based on the weight of available evidence, a valuation allowance in the amount of $1,613,000 has been recorded concurrently. The excess of the consideration paid over the estimated fair value of net assets acquired (including the in-process research and development) in the amount of approximately $1,002,000 has been recorded as goodwill, and is being amortized on the straight-line basis over 20 years.

         The following unaudited pro forma summary presents the consolidated results of operations of the Company and CMS as if the acquisition had occurred at the beginning of 1996, including amortization of goodwill and additional interest expense but excluding the one-time charge for acquired in-process research and development technology. These pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place at that date, or of results which may occur in the future.

                                               THREE MONTHS ENDED MARCH 31,
                                             -------------------------------
                                                 1997                1996
                                             -------------------------------
Net sales                                      $  685,290         $1,927,744
Net income (loss)                             ($1,745,054)          $981,645
Net income (loss) per share of common stock         ($.18)              $.18

(6) SUBSEQUENT EVENTS

        (a) ACQUISITION OF HAYES COMPUTER SYSTEMS - On April 30, 1997, the Company acquired substantially all the assets and assumed certain specific, but limited liabilities of Hayes Computer Systems, Inc. ("Hayes"), a company that provides information technology solutions and services to public and private sector organizations including systems integration services, Internet access services, and client server software development. The purchase price consisted of $3,200,000 in cash and 388,215 shares of unregistered common stock paid at closing. In addition, the Company will pay up to $1,000,000 in cash and common stock in each of the two subsequent 12 month periods if certain defined operating criteria are achieved. The acquisition will be accounted for as a purchase. Hayes reported net sales of $7,111,225 and pre-tax loss of ($235,865) for the 10 month period ended January 31, 1997.

        (b) OTHER CAPITAL TRANSACTIONS - In April 1997, the Company repurchased 110,000 shares of its common stock on the open market for approximately $5.05 per share. In addition, in April 1997, the Company consummated a private placement sale of 425,000 shares of common stock for $2,231,250 ($5.25 per share) to an investor. The Company is obligated to file a registration statement for these newly-issued shares by June 30, 1997.

(7)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                         1997                1996
                                                                      ------------     ------------

         Cash paid for interest                                       $          -           16,971
                                                                      ============     ============

         Common stock issued for business acquired                    $    760,452                -
         Debt issued for business acquired                               1,649,555
         Other acquisition costs accrued                                   225,000
         Details of business acquired:
                  Working capital                                         (232,807)               -
                  In-process research and
                      development technology                            (4,300,000)
                  Property and equipment                                    (1,432)               -
                  Goodwill                                              (1,001,872)               -
                  Note payable                                               9,375                -
                  Other assets                                            (108,271)               -
                                                                      ------------     ------------
                      Cash paid for acquisition                         (3,000,000)               -
                  Less cash acquired                                       254,356                -
                                                                      ------------     ------------
                      Net cash paid for acquisition                   $ (2,745,644)               -
                                                                      ============     ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         The Company is a healthcare information technology company providing online transaction processing services to physicians and other healthcare providers by offering one-stop shopping through ProxyNet, its national healthcare information network. In addition, the Company provides such services through its free-standing software products.

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

         This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements relating to the Company's growth strategy, which is based upon the Company's interpretation and analysis of healthcare industry trends and management's abilities to successfully develop, implement, market and sell its online transaction processing services to physicians and other healthcare providers. This strategy assumes that physicians will prefer "one-stop shopping" for online services and that the Company will be able to successfully acquire or develop all of the necessary clinical and financial transaction sets and implement them into the Company's existing products and services. This strategy also assumes that the Company will be able to successfully develop and execute its strategic relationships, especially with the providers of information systems to physicians under the Company's Electronic Commerce Partner ("ECP") program, and with pharmacy chains, independent pharmacy owners and pharmacy information vendors. Many known and unknown risks, uncertainties and other factors may cause these assumptions to prove incorrect and may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE MONTHS ENDED
MARCH 31, 1996

         NET SALES. Net sales for the three months ended March 31, 1997 decreased by $1,113,260, or 72%, to $430,166 from net sales of $1,543,426 for the three months ended March 31, 1996. This decrease was primarily due to the net effect of two factors. First, the Company recognized income totaling $1,189,000 from two one-time license fees in the 1996 period from Bergen Brunswig Drug Corporation ("Bergen") and Blue Cross/Blue Shield of Massachusetts, Inc. ("BCBSM"), whereas no license fee income was received in the 1997 period. Second, sales of the recently acquired CMS products were $63,547 in the 1997 period, whereas there were no such sales in the 1996 period.

         GROSS PROFIT MARGIN. Gross profit margin for the three months ended March 31, 1997 was 49% compared to a gross profit margin of 83% for the three months ended March 31, 1996. This decrease is primarily due to the favorable impact of the one-time license fee revenues received in the first quarter of 1996 from Bergen and BCBSM. Additionally, gross profit margin at ProxyCare, the Company's drug dispensing operations, was 34% for the three months ended March 31, 1997 compared to 26% for the three months ended March 31, 1996, due to a change in ProxyCare's customer mix.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 1997 increased by $937,215, or 88%, to $2,004,757 from selling, general and administrative expenses of $1,067,542 for the three months ended March 31, 1996. This increase is primarily due to the Company's efforts to develop and market its healthcare information technology products and services. Specifically, this increase resulted from the following additional costs: (i) payroll and related costs for sales, product development, customer service, clinical pharmacy service and management personnel related to the Company's technology products and services ($675,000); (ii) marketing expenses related to these products and services, marketing materials, attendance at national and local trade shows, expenses for potential customers and travel costs ($118,000); (iii) depreciation, amortization and computer costs related to network equipment and capitalized software costs ($28,000); (iv) consulting fees to various software and business consultants ($116,000); (v) stockholders' expenses related to relations with institutional and other investors ($23,000), (vi) telecommunication costs related to the Company's development of its ProxyNet network ($30,000), (vii) expenses at ProxyCare incurred to develop increased sales ($23,000) and (viii) net decreases in various other selling, general and administrative expenses ($76,000).

         INTEREST, NET. The Company earned net interest income for the three months ended March 31, 1997 of $135,919, whereas the Company incurred net interest expense for the three month period ended March 31, 1996 of $2,789. This reflects the use of proceeds from the sale of equity securities in 1996 to retire all indebtedness, resulting in the elimination of interest expense. All available cash has been invested in interest-bearing money market accounts, certificates of deposit and U.S. Treasury Notes.

         OTHER. As a result of the acquisition of CMS, the Company recorded a charge of $4,300,000 in the three months ended March 31, 1997 related to the expensing of in-process research and development technology (see Note 5 to the financial statements). In the period ended March 31, 1996, the Company earned $820,482 from the sale of certain assets of its drug dispensing operations to Eckerd Corporation in 1995.

         NET INCOME (LOSS). As a result of the foregoing, the Company recorded a net loss of ($5,956,880) for the three months ended March 31, 1997, as compared to net income of $1,028,520 for the three months ended March 31, 1996. The Company believes it is making progress in its acquisition strategy, strategic relationships and other plans to increase the usage of its healthcare information technology products and services. However, the Company anticipates that it will continue to incur operating losses until it generates a substantial flow of recurring revenues from these products and services. There can be no assurance that the Company will realize a significant level of recurring revenues from the sale of these products and services, or that revenues from these operations or those of its newly-acquired businesses or ProxyCare will ultimately result in significant reductions in losses or achievement of profitability.

LIQUIDITY AND CAPITAL RESOURCES

         In the three month period ended March 31, 1997, cash used in operating activities totaled $1,278,574 and net cash of $2,745,644 was used to acquire CMS. After these expenditures, the Company had cash, cash equivalents and investments in U.S. Treasury Notes totaling $7,624,923 as of March 31, 1997. These available funds continue to be used for operations, the further development and marketing of the Company's new products and services, equipment and other general corporate purposes. In addition, the Company is continuously evaluating acquisition opportunities that add synergies to the product offerings.

         Subsequent to March 31, 1997, the Company paid approximately $3,200,000 in cash and issued 388,215 shares in restricted common stock to acquire Hayes. Additionally, subsequent to March 31, 1997, the Company repurchased 110,000 shares of its common stock in the open market for approximately $5.05 per share. These activities were financed through available cash resources and through a private placement sale of 425,000 shares of common stock to an investor for $2,231,250 ($5.25 per share).

         The Company has a revolving bank line of credit of up to $5,000,000. Borrowings, if any, are due on demand, collateralized by U.S. Treasury Notes, and bear interest at the prime rate less 3/4%.

         Accounts receivable turnover for ProxyCare was 11.1 times in 1997 compared to 4.0 times in 1996. Inventory turnover for ProxyCare was 4.4 times in 1997 compared to 4.6 times in 1996. The improvement in accounts receivable turnover reflects the change in customer mix.

         As mentioned above, the Company expects to continue to incur negative net cash flow from operations until it begins receiving substantial recurring revenues from the sale of its healthcare information technology products and services or from sales of its newly-acquired businesses. Furthermore, while the Company presently has no material commitments for capital expenditures, management is committed to the strategy of investing funds in further marketing and development of its products and services, is considering whether to invest further in technologies recently acquired from CMS and Hayes, and may pursue additional acquisitions which are deemed to be in accordance with its business strategy. In such event, the Company may seek additional equity financing, although there can be no assurances that such financing will be available under terms and conditions acceptable to the Company.

                           PART II - OTHER INFORMATION


ITEM 2 - CHANGE IN SECURITIES

        (c) On April 29, 1997, the Company sold 425,000 shares of unregistered common stock for $5.25 per share to Bellingham Industries, Inc. Such issuance is exempt from the registration provisions of Section 5 of the Securities Act of 1933, as amended (the "Act"), by virtue of Section 4(2) of the Act. However, the Company agreed to file a registration statement for such shares under the Act by June 30, 1997, and must use its best efforts to have such registration statement declared effective by August 31, 1997. No underwriting discounts or commissions were paid in connection with this sale.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits:

              1    - $5 million Revolving Line of Credit Agreement with First
                      Union National Bank of Florida
              2    - Employment Agreement dated April 30, 1997 between Danny
                      Hayes and ProxyMed, Inc.
              27   - Financial Data Schedule

       (b) During the quarter ended March 31, 1997, the following report on Form 8-K was filed:
              - March 14, 1997 - Report on the acquisition of substantially all of the assets and certain liabilities of Clinical MicroSystems, Inc. ("CMS"), including audited financial statements of CMS for the years ended December 31, 1996 and 1995, and pro forma financial information as of December 31, 1996

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PROXYMED, INC.
                                               (Registrant)






Date  May 14, 1997                      /s/ BENNETT MARKS
                                        --------------------------------------
                                        Bennett Marks
                                        Executive Vice President - Finance,
                                        Chief Financial Officer and Principal
                                        Accounting Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------

   1 $5 million Revolving Line of Credit Agreement with First Union National Bank of Florida.

   2 Employment Agreement dated April 30, 1997 between Danny Hayes and ProxyMed, Inc.

   27         Financial Data Schedule