Form 10QSB
period 1997-06-30
PROXYMED INC /FT LAUDERDALE/
filed 1997-08-13
CIK 906337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended JUNE 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _____________________ to ________________________

Commission file number: 0-22052

                                 PROXYMED, INC.
        (Exact name of small business issuer as specified in its charter)

            FLORIDA                                              65-0202059
            -------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2501 DAVIE ROAD, SUITE 230, FT. LAUDERDALE, FLORIDA                 33317
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (954) 473-1001
                                 --------------
                           (Issuer's telephone number)

          -------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            [X] Yes ____ [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                          COMMON STOCK, $.001 PAR VALUE
                     11,197,188 SHARES AS OF AUGUST 12, 1997

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

                         PROXYMED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997
                                   (UNAUDITED)

                  ASSETS
Current assets:
     Cash and cash equivalents                                      $ 4,709,326
     Investment in U.S. Treasury Notes                                3,000,472
     Trade receivables, net                                           2,119,810
     Notes and other receivables                                        783,616
     Inventory                                                          665,058
     Other current assets                                               286,050
                                                                    -----------
                   Total current assets                              11,564,332
Property and equipment, net                                           1,793,608
Purchased and capitalized software costs, net                         4,367,011
Goodwill, net                                                         1,572,826
Other assets                                                             23,285
                                                                    -----------
         Total assets                                               $19,321,062
                                                                    ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                              $   700,643
     Accounts payable and accrued expenses                            2,880,928
     Deferred revenue                                                   688,101
     Other current liabilities                                           52,711
                                                                    -----------
         Total current liabilities                                    4,322,383
Long-term debt                                                          999,233
                                                                    -----------
         Total liabilities                                            5,321,616
                                                                    -----------
Stockholders' equity:
     Common stock, $.001 par value. Authorized 20,000,000
         shares; 11,082,238 shares outstanding after deducting
         110,000 shares in treasury                                      11,082
     Additional paid-in capital                                      36,976,318
     Accumulated deficit                                            (22,987,954)
                                                                    -----------
         Total stockholders' equity                                  13,999,446
                                                                    -----------
         Total liabilities and stockholders' equity                 $19,321,062
                                                                    ===========

See accompanying notes.

                                 PROXYMED, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             SIX MONTHS ENDED                THREE MONTHS ENDED
                                                 JUNE 30,                          JUNE 30,
                                       ----------------------------      --------------------------
                                           1997             1996             1997           1996
                                       ------------      ----------      ----------      ----------
Net sales                              $  3,769,889       1,809,330       3,339,723         265,904
                                       ------------      ----------      ----------      ----------
Costs and expenses:
     Cost of sales                        2,447,270         441,753       2,229,062         176,696
     Compensatory stock options
         and warrants                          --           247,834            --           247,834
     Selling, general and adminis-
         trative expenses                 4,811,987       2,089,691       2,807,230       1,022,149
                                       ------------      ----------      ----------      ----------
                                          7,259,257       2,779,278       5,036,292       1,446,679
                                       ------------      ----------      ----------      ----------

         Operating loss                  (3,489,368)       (969,948)     (1,696,569)     (1,180,775)

Other income (expense):
     In-process research and
         development tech-
         nology (Note 5)                 (8,632,654)           --        (4,332,654)           --
     Gain on sale of assets                    --           988,226            --           167,744
     Interest, net                          172,362          78,043          36,443          80,832
                                       ------------      ----------      ----------      ----------

         Net income (loss)              (11,949,660)         96,321      (5,992,780)       (932,199)

Dividends on cumulative
     preferred stock                           --            88,328            --            41,640
                                       ------------      ----------      ----------      ----------
         Net income (loss) appli-
              cable to common
              shareholders             $(11,949,660)          7,993      (5,992,780)       (973,839)
                                       ============      ==========      ==========      ==========
Net income (loss) per share of
     common stock                      $      (1.21)              0            (.59)           (.14)
                                       ============      ==========      ==========      ==========

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED JUNE,
                                                                     1997           1996
                                                                ------------     -----------
Cash flows from operating activities:
       Net income (loss)                                        $(11,949,660)         96,321
       Adjustments to reconcile net income (loss) to
          net cash used in operating activities:
              Depreciation and amortization                         265,864          155,505
              Acquired in-process research
                 and development technology                       8,632,654             --
              Common stock issued for services                         --             56,000
              Compensatory warrants issued                             --            247,834
              Amortization of covenant not-to-compete               (40,000)         (40,000)
              Gain on sale of assets                                   --           (988,226)
              Changes in assets and liabilities, net of
                effect of acquisitions and dispositions:
                     Accounts receivable                         (1,472,464)         331,527
                     Inventory                                      (26,176)          26,011
                     Accounts payable and accrued expenses        1,081,010         (221,468)
                     Deferred revenue                              (102,446)            --
                     Other                                          (50,007)        (121,987)
                                                                -----------      -----------
              Net cash used in operating activities              (3,661,225)        (458,483)
                                                                -----------      -----------
Cash flows from investing activities:
       Acquisition of businesses, net of cash acquired           (5,892,770)            --
       Maturities of U.S. Treasury Notes                          3,000,000             --
       Purchase of U.S. Treasury Notes                                 --         (8,541,153)
       Purchased and capitalized software (Note 6)               (2,509,679)        (199,499)
       Capital expenditures                                        (483,394)        (371,650)
                                                                -----------      -----------
              Net cash used in investing activities              (5,885,843)      (9,112,302)
                                                                -----------      -----------
Cash flows from financing activities:
       Net proceeds from sale of common stock (Note 7)            8,259,250       13,041,309
       Proceeds from exercise of stock options and warrants         541,119          942,656
       Purchase of treasury stock                                  (554,958)            --
       Draw on line of credit                                     2,500,000             --
       Repayment of line of credit                               (2,500,000)            --
       Payment of note payable                                       (9,375)            --
       Payment of preferred stock dividends                            --            (82,963)
       Collection of notes receivable                                  --             92,753
       Payment of capital lease obligations                            --           (417,884)
                                                                -----------      -----------
              Net cash provided by financing activities           8,236,036       13,575,871
                                                                -----------      -----------

Net increase (decrease) in cash and cash equivalents             (1,311,032)       4,005,086
Cash and cash equivalents at beginning of period                  6,020,358          463,980
                                                                -----------      -----------
Cash and cash equivalents at end of period                      $ 4,709,326        4,469,066
                                                                ===========      ===========

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

       The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. Reference is made to the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

(2) REVENUE RECOGNITION - Transaction fee revenue is recorded in the period the service is rendered. Revenues from sales of software or software licenses are recognized upon delivery of the software, or ratably upon the completion of any significant Company obligations. Revenues from software rentals are recognized over the rental period. Revenues from sales of computer hardware are recognized when the related goods have been shipped and title has passed. Revenues from the Company's prescription drug dispensing activities are reported at net realizable amounts from insurance providers and patients at the time the individual prescriptions are delivered to the patients.

(3) INVENTORY - Inventory, consisting of finished goods, is stated at the lower of cost (first-in, first-out method) or market. At June 30, 1997, inventory includes the following:

                  Computer hardware and software        $478,241
                  Prescription drugs                     186,817
                                                        --------
                                                        $665,058
                                                        ========

(4) NET INCOME (LOSS) PER SHARE - Net income (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average shares of common stock outstanding during the applicable period (9,886,040 shares and 5,872,757 shares for the six months ended June 30, 1997 and 1996, respectively; and 10,203,109 shares and 6,799,926 shares for the three months ended June 30, 1997 and 1996, respectively). Common stock equivalents have been included in the computation using the modified treasury stock method for those periods in which the Company reported net income; however, they have been excluded from the computation in those periods in which the Company reported losses as their effect would be anti-dilutive. Conversions of preferred stock, had they occurred at the beginning of the 1996 period, would have resulted in a net loss per share of $(.13) for the three months ended June 30, 1996 and a net income per share of $.02 for the six months ended June 30, 1996.

(5) ACQUISITION OF BUSINESSES -

         (a) CLINICAL MICROSYSTEMS - On March 14, 1997, the Company acquired substantially all the assets and certain liabilities of Clinical MicroSystems, Inc. ("CMS"). CMS is the developer of ClinScan, a physician desktop lab ordering and results posting software used by over 100 labs and approximately 3,000 physicians throughout the United States. The purchase price consisted of the following:
              $3,000,000 in cash and 125,786 shares of unregistered common stock paid at closing (valued at $760,452), plus $2,000,000 in cash and common stock payable over a three year period as follows:
              $750,000, $500,000 and $750,000 in 12, 24 and 36 months following the closing date, respectively. Each of the future payments will be at least 50% in cash, with the remaining balance, if any, paid in shares of unregistered common stock.

          (b) HAYES COMPUTER SYSTEMS - On April 30, 1997, the Company acquired substantially all the assets and assumed certain specific, but limited liabilities of Hayes Computer Systems, Inc. ("HCS"), a company that provides information technology solutions and services to public and private sector organizations including systems integration services, Internet access services, and client/server software development. The purchase price consisted of $3,147,126 in cash and 388,215 shares of unregistered common stock paid at closing (valued at $1,296,600). In addition, the Company will pay up to $1,000,000 in cash and common stock in each of the two subsequent 12 month periods if certain defined operating criteria are achieved. Each of the future payments will be at least 50% in cash, with the remaining balance, if any, paid in shares of unregistered common stock. If such payments are made, they will be allocated to the long-term assets acquired, a substantial portion of which is in-process research and development technology, which will be expensed

       The acquisitions of both CMS and HCS have been accounted for as purchases and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. A significant portion of the purchase price for each acquisition was allocated to in-process research and development technology, resulting in a $4,300,000 charge to the Company's operations in the first quarter of 1997 for the CMS acquisition and a $4,332,654 charge to the Company's operations in the second quarter of 1997 for the HCS acquisition. These charges were each valued using a risk adjusted cash flow model, under which projected income and expenses attributable to the purchased technology were identified, and potential income streams were discounted for certain risks and uncertainties, including the stage of development of the technology, viability of target markets, rapidly changing nature of the industry, and other factors. The income tax benefits resulting from these charges are estimated to be approximately $1,613,000 and $1,625,000 for the CMS and HCS acquisitions, respectively; however, based on the weight of available evidence, valuation allowances in the amounts of $1,613,000 and $1,625,000 has been recorded concurrently. For the

CMS acquisition, the excess of the consideration paid over the estimated fair value of net assets acquired (including the in-process research and development) in the amount of approximately $998,000 has been recorded as goodwill, and is being amortized on the straight-line basis over 20 years.

       The following unaudited pro forma summary presents the consolidated results of operations of the Company, CMS and HCS as if the acquisitions of these businesses had occurred at the beginning of 1996, including any amortization of goodwill and additional interest expense but excluding one-time charges for acquired in-process research and development technology. These pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at that date, or of results which may occur in the future.

                                                       SIX MONTHS ENDED JUNE 30,
                                                      --------------------------
                                                         1997            1996
                                                      -----------     ---------
     Net sales                                        $ 6,745,402     5,398,666
     Net income (loss)                                $(3,668,648)     (202,034)
     Net income (loss) per share of common stock            $(.36)         (.02)

(6) ACQUISITION OF SOFTWARE - On June 27, 1997, the Company acquired all rights, title and interest in all copyrights and trademarks related to the technology underlying the PRE-SCRIBE pharmacy-physician prescription network (the "PRE-SCRIBE network") from Walgreens Co. Concurrently, Walgreens entered into a network services agreement whereby Walgreens will pay fees to the Company for 12 years (the first three of which are on an exclusive basis) for transactions (as defined) received over the PRE-SCRIBE network or ProxyMed's existing network, ProxyNet. ProxyMed paid Walgreens $2,000,000 at closing, issued a 10-year warrant for 200,000 shares of ProxyMed's common stock exercisable at the market price ($9.96 per share) commencing on the fourth anniversary of the closing date, and will pay $500,000 per year on the first, second and third anniversaries of the agreement. The value of the warrant resulted in a $731,938 credit to additional paid-in capital and was computed using the Black-Scholes model using the following assumptions: risk-free interest rate of 6.45%, expected life of 10 years, expected volatility of 75% and no dividend yield. Revenues generated from the PRE-SCRIBE network are not material.

       At the time of the purchase, the PRE-SCRIBE network was being operated by Integrated Systems Solutions Corp. ("ISSC"), a division of IBM. ISSC will continue to operate the PRE-SCRIBE network for a reasonable period of time until it is integrated into the Company's operations.

(7) CAPITAL TRANSACTIONS -

         (a) SALES OF COMMON STOCK - On April 29, 1997, the Company sold 425,000 shares of unregistered common stock for $5.25 per share in a private placement to Bellingham Industries, Inc. ("Bellingham"). Net proceeds from this sale, after deducting estimated costs and expenses, were $2,181,250. On June 20, 1997, the Company sold an additional 600,000 shares of unregistered common stock for $11.00 per share in a private placement to Bellingham. Net proceeds from this sale were approximately $6,078,000 after deducting estimated costs and expenses, including a 7% commission to an underwriter. Subsequently, on July 31, 1997, Bellingham purchased another 100,000 shares of unregistered common stock from the Company for $11.00 per share, for which the Company received net proceeds of $1,023,000 after commissions. Such issuances are exempt from the registration provisions of Section 5 of the Securities Act of 1933, as amended (the "Act"), by virtue of
              Section 4(2) of the Act. However, the Company agreed to file a registration statement under the Act by August 31, 1997 for all shares sold, and must use its best efforts to have such registration statement declared effective by October 31, 1997. Based on information provided by Bellingham, as of July 31, 1997 it beneficially owns 2,150,000 shares or 19.1% of the Company's outstanding common stock.

         (b) REPURCHASE OF COMMON STOCK - On April 14, 1997, the Company repurchased 110,000 shares of its common stock on the open market for $5.05 per share.

(8) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                SIX MONTHS ENDED JUNE 30,
                                                                  1997               1996
                                                              ------------        ---------
         Cash paid for interest                               $          -           28,088
                                                              ============        =========
         Warrants issued for purchase
                  of software (Note 6)                        $    731,938                -
                                                              ============        =========

         Common stock issued for businesses acquired          $  2,056,452                -
         Debt issued for businesses acquired                     1,649,555                -
         Other acquisition costs accrued                         1,055,000                -
         Details of businesses acquired:
                  Working capital                                 (473,334)               -
                  In-process research and
                      development technology                    (8,632,654)               -
                  Property and equipment                          (430,617)               -
                  Goodwill                                        (997,744)               -
                  Note payable                                       9,375                -
                  Capitalized software                            (383,159)               -
                                                              ------------        ---------
                      Cash paid for acquisitions                (6,147,126)               -
                  Less cash acquired                               254,356                -
                                                              ------------        ---------
                      Net cash paid for acquisitions          $ (5,892,770)               -
                                                              ============        =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

       The Company is a healthcare information technology company providing online transaction processing services to physicians and other healthcare providers by offering one-stop shopping through ProxyNet, its national healthcare information network. The Company also provides such services through its free-standing software products. In addition, through its recent acquisition of Hayes Computers Systems, Inc. ("HCS"), the Company provides information technology solutions and systems integration services, Internet access services and client/server development.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1996

       NET SALES. Net sales for the three months ended June 30, 1997 increased by $3,073,819, or 1,156%, to $3,339,723 from net sales of $265,904 for the three months ended June 30, 1996. Net sales for the six months ended June 30, 1997 increased by $1,960,330, or 108%, to $3,769,889 from net sales of $1,809,330 for the six months
ended June 30, 1996. These increases were primarily due to the net effect of three factors. First, the 1997 results include sales from Clinical MicroSystems, Inc. ("CMS") and HCS which were acquired in March 1997 and April 1997, respectively. Sales of the CMS products were $285,961 and $349,509 in the three and six months ended June 30, 1997, and sales of the HCS products and services were $2,645,295 in the 1997 period, whereas there were no such sales from either of these two operations in the 1996 period. HCS's sales were positively impacted in 1997 as the State of Florida, a major customer of HCS, ends its fiscal year on June 30, 1997 and historically increases its purchases at the end of its fiscal year. Second, the Company recognized income totaling $1,189,000 from two one-time license fees in the first quarter of 1996 from Bergen Brunswig Drug Corporation ("Bergen") and Blue Cross/Blue Shield of Massachusetts, Inc. ("BCBSM"), whereas no similar license fee income was received in the 1997 period. Finally, ProxyCare, the Company's drug dispensing operation, had increased sales of $91,016 and $62,902 for the three and six months ended June 30, 1997 over the same periods in 1996.

       GROSS PROFIT MARGIN. Gross profit margin for the three months ended June 30, 1997 was 33%, which is comparable to a gross profit margin of 34% for the three months ended June 30, 1996. Gross profit margin for the six months ended June 30, 1997 was 35% compared to a gross profit margin of 76% for the six months ended June 30, 1996. This decrease is primarily due to the favorable impact of the one-time license fee revenues received in the first quarter of 1996 from Bergen and BCBSM.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended June 30, 1997 increased by $1,785,081, or 175%, to $2,807,230 from selling, general and administrative expenses of $1,022,149 for the three months ended June 30, 1996. Selling, general and administrative expenses for the six months ended June 30, 1997 increased by $2,722,296, or 130%, to $4,811,987 from selling, general and administrative expenses of $2,089,691 for the three months ended June 30, 1996. These increases are primarily due to the Company's continued efforts to develop and market its healthcare information technology products and services, and the additional operating costs from CMS and HCS, which were acquired in 1997. Specifically, these increases for the six months ended June 30, 1997 resulted from the following additional costs: (i) payroll and related costs for sales, product development, clinical pharmacy service and management personnel related to the Company's technology products and services and personnel costs for the employees of CMS and HCS ($1,818,000); (ii) marketing expenses related to these products and services, marketing materials, attendance at national and local trade shows, expenses for potential customers and travel costs ($277,000); (iii) depreciation, amortization and computer costs related to network equipment and capitalized software costs ($105,000); (iv) consulting fees to various software and business consultants ($177,000); (v) stockholders' expenses related to relations with institutional and other investors ($92,000), (vi) telecommunication costs related to the Company's development of its ProxyNet network, and from CMS and HCS ($97,000), (vii) occupancy costs primarily associated with CMS and HCS ($61,000), and (viii) net increases in various other selling, general and administrative expenses ($95,000).

       INTEREST, NET. Net interest income for the three months ended June 30, 1997 decreased by $44,189, or 55% to $36,443, from $80,832 for the three months ended June 30, 1996. Net interest income for the six months ended June 30, 1997 increased by $94,319, or 121% to $172,362, from $78,043 for the six months ended June 30, 1996. The increase for the six month period reflects the use of proceeds from the sale of common stock in 1996 to retire all indebtedness, resulting in the elimination of interest expense. However, during the 1997 period, the Company has incurred interest expense of approximately $50,000 on the debt issued for the acquisition of CMS. All available cash has been invested in interest-bearing money market accounts, certificates of deposit and U.S. Treasury Notes.

       OTHER. As a result of the acquisitions of CMS and HCS, the Company recorded charges of $4,332,654 and $8,632,654 in the three and six months ended June 30, 1997, respectively, related to the expensing of in-process research and development technology (see Note 5 to the financial statements). In the six months ended June 30, 1996, the Company earned $988,226 from the sale of certain assets of its drug dispensing operations to Eckerd Corporation in 1995.

       NET INCOME (LOSS). As a result of the foregoing, the Company recorded a net loss of ($5,992,780) for the three months ended June 30, 1997, as compared to a net loss of ($932,199) for the three months ended June 30, 1996 and a net loss of ($11,949,660) for the six months ended June 30, 1997, as compared to net income of $96,321 for the six months ended June 30, 1996. The Company believes it is making progress in its acquisition strategy, strategic relationships and other plans to increase the usage of its healthcare information technology products and services. However, the Company anticipates that it will continue to incur operating losses until it generates a substantial flow of recurring revenues from these products and services. In addition, the Company expects its operations to be impacted, at least through the remainder of 1997, by charges related to its June 1997 acquisition of the PRE-SCRIBE network from Walgreens Co. Such charges are expected to include amortization of the acquisition costs, and costs of operations, development, marketing and customer service related to this network. There can be no assurance that the Company will realize a significant level of recurring revenues from the sale of its products and services, or that revenues from these operations or those of its newly-acquired businesses or ProxyCare will ultimately result in significant reductions in losses or achievement of profitability.

LIQUIDITY AND CAPITAL RESOURCES

       In the six month period ended June 30, 1997, cash used in operating activities totaled $3,661,225, net cash of $5,892,770 was used to acquire CMS and HCS, $2,000,000 was used to acquire the PRE-SCRIBE network, and $554,958 was used to purchase 110,000 shares of its common stock in the open market. These activities were financed through available cash resources, private placement sales of 1,025,000 of the Company's common stock resulting in net proceeds of $8,259,250, and $541,119 in proceeds from the exercise of stock options and warrants. After these receipts and expenditures, the Company had cash, cash equivalents and investments in U.S. Treasury Notes totaling $7,709,798 as of June 30, 1997. In addition, subsequent to June 30, 1997, the Company received $1,023,000 in net proceeds from a private placement sale of 100,000 shares of its common stock. These available funds continue to be used for operations, the further development and marketing of the Company's products and services, equipment and other general corporate purposes. In addition, the Company is continuously evaluating acquisition opportunities that add synergies to the product offerings.

       The Company has a revolving bank line of credit of up to $5,000,000. Borrowings, if any, are due on demand, collateralized by U.S. Treasury Notes, and bear interest at the prime rate less 3/4%. The Company utilized $2,500,000 of this line of credit for the acquisition of HCS, which was repaid within 5 days.

       Accounts receivable turnover for the Company was 5.2 in the six months ended June 30, 1997 compared to 3.2 in the 1996 period, after eliminating the effect of one-time license fee revenue in 1996. Inventory turnover was 11.4 for the Company in the six months ended June 30, 1997 compared to 3.9 in the 1996 period. The increase in both ratios reflect the favorable impact of the CMS and HCS acquisitions.

       As mentioned above, the Company expects to continue to incur negative net cash flow from operations until it begins receiving substantial recurring revenues from the sale of its healthcare information technology products and services or from revenues generated by its newly-acquired businesses. Furthermore, while the Company presently has no material commitments for capital expenditures, management is committed to the strategy of investing funds in further marketing and development of its products and services, the development and marketing of the newly-acquired PRE-SCRIBE network, and may pursue additional acquisitions which are deemed to be in accordance with its business strategy. The Company believes it has sufficient funds available to support its operations for the foreseeable future. However, if an acquisition is identified that requires a cash investment, the Company may seek additional equity financing, although there can be no assurances that such financing will be available under terms and conditions acceptable to the Company.

                           PART II - OTHER INFORMATION

ITEM 2 - CHANGE IN SECURITIES

         (c) Information regarding the Company's sale of unregistered common stock to Bellingham Industries, Inc. is discussed in Note 7 of Notes to Consolidated Financial Statements contained in Part I of this Form 10-QSB, and has been previously reported as follows:

              --  Regarding the sale of 425,000 shares on April 29, 1997 - see
                  Part II, Item 2 of Form 10-QSB for the quarterly period ended March 31, 1997.

              -- Regarding the sales of 600,000 shares and 100,000 shares on June 20 and July 31, 1997, respectively - see Item 5 of Form 8-K dated June 20, 1997.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       At the Company's annual meeting held on May 22, 1997, the shareholders approved the following resolutions:

       - The election of the following persons to serve on the Board of Directors until the next annual meeting of the shareholders or until the election and qualification of their respective successors: Harold S. Blue, Harry
A. Gampel, John Paul Guinan, Samuel X. Kaplan, Gary N. Mansfield, Bennett Marks, Bertram J. Polan and Eugene R. Terry. The total number of votes cast for directors was 7,488,331, and the directors received 7,464,845, 7,466,308, 7,461,808, 7,466,308, 7,464,808, 7,461,845, 7,464,008 and 7,467,008 votes, respectively.

       - The ratification of the Company's 1997 Stock Option Plan. The total number of votes cast for this matter was 7,488,331. Of these votes, 6,772,572 were in favor, 91,844 were against, and 623,915 abstained (including broker non-votes).

ITEM 5 - OTHER INFORMATION.

       On May 22, 1997, the Board of Directors elected the following persons to serve as executive officers of the Company: Harold S. Blue, Chairman of the Board and Chief Executive Officer; John Paul Guinan, President and Chief Operating Officer; Bennett Marks, Executive Vice President - Finance, Chief Financial Officer and Treasurer; Gary N. Mansfield, Executive Vice President - Business Development; Frank M. Puthoff, Executive Vice President - Chief Legal Officer and Secretary; Carol A. Dragan, Executive Vice President - Operations; Bruce S. Roberson, Executive Vice President - Sales and Marketing; and Donald R. Sallot, Executive Vice President - Research and Development.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits:

           2  - Employment Agreement dated May 22, 1997 between Donald R.
                Sallot and ProxyMed, Inc.

           27 - Financial Data Schedule

       (b) During the quarter ended June 30, 1997, the following reports on Form 8-K were filed:

              -- April 30, 1997 - Report on the acquisition of substantially all of the assets and certain liabilities of Hayes Computer Systems, Inc. ("HCS"), including audited financial statements of HCS for the ten months ended January 31, 1997, and required pro forma financial information.

              --  June 20, 1997 - Report on (a) the sale of 600,000 and 100,000 shares of unregistered common stock on June 20 and July 31, 1997, respectively, to Bellingham Industries, Inc., and (b) the purchase of all rights, title and interest in all copyrights and trademarks underlying the PRE-SCRIBE pharmacy-physician prescription network from Walgreen Co.

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PROXYMED, INC.
                                       (Registrant)

Date  AUGUST 13, 1997                  /s/ BENNETT MARKS
      ---------------                  -----------------
                                           Bennett Marks
                                           Executive Vice President - Finance,
                                           Chief Financial Officer and Principal
                                           Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER     DESCRIPTION

    2 Employment Agreement dated May 22, 1997 between Donald R. Sallot and ProxyMed, Inc.

    27      Financial Data Schedule