Form 10QSB
period 1997-09-30
PROXYMED INC /FT LAUDERDALE/
filed 1997-11-13
CIK 906337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________________ to ___________________

Commission file number: 0-22052

                                 PROXYMED, INC.
                                 --------------
        (Exact name of small business issuer as specified in its charter)

            FLORIDA                                     65-0202059
            -------                                     ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

2501 DAVIE ROAD, SUITE 230, FT. LAUDERDALE, FLORIDA                   33317
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

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

                          COMMON STOCK, $.001 PAR VALUE
                    11,268,572 SHARES AS OF NOVEMBER 7, 1997

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

                         PROXYMED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

                     ASSETS

Current assets:
      Cash and cash equivalents                                    $  4,181,354
      Investment in U.S. Treasury Notes                               1,500,158
      Trade receivables, net                                          2,766,761
      Notes and other receivables                                       839,373
      Inventory                                                         613,183
      Other current assets                                              445,627
                                                                   ------------
           Total current assets                                      10,346,456
Property and equipment, net                                           2,115,666
Purchased and capitalized software costs, net                         4,478,284
Goodwill, net                                                         1,556,309
Other assets                                                             26,611
                                                                   ------------
           Total assets                                            $ 18,523,326
                                                                   ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                            $    718,312
      Accounts payable and accrued expenses                           3,582,901
      Deferred revenue                                                  573,554
      Other current liabilities                                         294,664
                                                                   ------------
           Total current liabilities                                  5,169,431
Long-term debt                                                        1,024,431
                                                                   ------------
           Total liabilities                                          6,193,862
                                                                   ------------
Stockholders' equity:
      Common stock, $.001 par value. Authorized 20,000,000
           shares; 11,258,388 shares outstanding after deducting
           110,000 shares in treasury                                    11,258
      Additional paid-in capital                                     38,498,726
      Accumulated deficit                                           (26,180,520)
                                                                   ------------
           Total stockholders' equity                                12,329,464
                                                                   ------------
           Total liabilities and stockholders' equity              $ 18,523,326
                                                                   ============


See accompanying notes.


                                 PROXYMED, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         NINE MONTHS ENDED                        THREE MONTHS ENDED
                                                            SEPTEMBER 30,                            SEPTEMBER 30,
                                                   -------------------------------         -------------------------------
                                                        1997             1996                   1997              1996
                                                   --------------    -------------         -------------      ------------

Net sales                                             $ 7,801,029        2,089,489             4,031,140           280,159
                                                   --------------    -------------         -------------      ------------
Costs and expenses:
      Cost of sales                                     5,208,720          617,180             2,761,450           175,427
      Selling, general and adminis-
           trative expenses                             8,711,754        3,803,586             3,899,767         1,466,061
      Other operating
           charges (Note 8)                               632,958                -               632,958                 -
                                                   --------------    -------------         -------------      ------------
                                                       14,553,432        4,420,766             7,294,175         1,641,488
                                                   --------------    -------------         -------------      ------------

           Operating loss                              (6,752,403)      (2,331,277)           (3,263,035)       (1,361,329)

Other income (expense):
      In-process research and
           development tech-
           nology (Note 5)                             (8,632,654)               -                     -                 -
      Gain on sale of assets                                    -          993,895                     -             5,669
      Interest, net                                       242,832          257,734                70,470           179,691
                                                   --------------    -------------         -------------      ------------

           Net loss                                   (15,142,225)      (1,079,648)           (3,192,565)       (1,175,969)

Dividends on cumulative
      preferred stock                                           -           95,803                     -             7,475
                                                   --------------    -------------         -------------      ------------

           Net loss applicable to
             common shareholders                   $  (15,142,225)      (1,175,451)           (3,192,565)       (1,183,444)
                                                   --------------    -------------         -------------      ------------


Net loss per share of
       common stock                                $        (1.47)            (.17)                 (.29)             (.13)
                                                   --------------    -------------         -------------      ------------






See accompanying notes.


                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                                              1997            1996
                                                                                          ------------      ----------
Cash flows from operating activities:
      Net loss                                                                            $(15,142,225)     (1,079,648)
      Adjustments to reconcile net loss to
          net cash used in operating activities:
              Depreciation and amortization                                                    664,506         267,569
              Acquired in-process research
                  and development technology                                                 8,632,654            --
              Other operating charges (Note 8)                                                 632,958            --
              Common stock issued for services                                                    --            56,000
              Compensatory options and warrants                                                 26,100         247,834
              Amortization of covenant not-to-compete                                          (60,000)        (60,000)
              Gain on sale of assets                                                              --          (993,895)
              Changes in assets and liabilities, net of effect of acquisitions:
                       Accounts receivable                                                  (2,175,171)         57,436
                       Inventory                                                                19,220          63,046
                       Accounts payable and accrued expenses                                 1,431,130        (220,654)
                       Deferred revenue                                                       (196,993)           --
                       Other                                                                    12,947        (122,336)
                                                                                          ------------     -----------
              Net cash used in operating activities                                         (6,154,874)     (1,784,648)
                                                                                          ------------     -----------

Cash flows from investing activities:
      Acquisition of businesses, net of cash acquired                                       (5,892,770)           --
      Maturities of U.S. Treasury Notes                                                      4,500,000       1,018,637
      Purchase of U.S. Treasury Notes                                                             --        (8,541,153)
      Proceeds from sales of dispensary assets                                                    --           350,000
      Purchased and capitalized software (Note 6)                                           (2,929,041)       (429,895)
      Capital expenditures                                                                  (1,094,839)       (581,731)
                                                                                          ------------     -----------
              Net cash used in investing activities                                         (5,416,650)     (8,184,142)
                                                                                          ------------     -----------

Cash flows from financing activities:
      Net proceeds from sale of common stock (Note 7)                                        9,282,250      13,041,309
      Proceeds from exercise of stock options and warrants                                   1,014,603       1,820,097
      Purchase of treasury stock                                                              (554,958)           --
      Draw on line of credit                                                                 2,500,000            --
      Repayment of line of credit                                                           (2,500,000)           --
      Payment of note payable                                                                   (9,375)           --
      Payment of preferred stock dividends                                                        --           (82,963)
      Collection of notes receivable                                                              --           541,739
      Payment of capital lease obligations                                                        --          (417,884)
                                                                                          ------------     -----------
              Net cash provided by financing activities                                      9,732,520      14,902,298
                                                                                          ------------     -----------
Net increase (decrease) in cash and cash equivalents                                        (1,839,004)      4,933,508
Cash and cash equivalents at beginning of period                                             6,020,358         463,980
                                                                                          ------------     -----------
Cash and cash equivalents at end of period                                                $  4,181,354       5,397,488
                                                                                          ============     ===========

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

            The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. Reference is made to the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

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

(3) INVENTORY - Inventory, consisting of finished goods, is stated at the lower of cost (first- in, first-out method) or market. At September 30, 1997, inventory includes the following:

              Computer hardware and software                   $410,950
              Prescription drugs                                202,233
                                                               --------
                                                               $613,183
                                                               --------

(4) NET LOSS PER SHARE - Net loss per share is computed by dividing net loss applicable to common shareholders by the weighted average shares of common stock outstanding during the applicable period (10,313,911 shares and 7,032,435 shares for the nine months ended September 30, 1997 and 1996, respectively; and 11,169,651 shares and 9,351,790 shares for the three months ended September 30, 1997 and 1996, respectively). Common stock equivalents have been excluded from the computation as their effect would be anti-dilutive. Conversions of preferred stock, had they occurred at the beginning of the 1996 period, would have resulted in a net loss per share of $(.12) and $(.14) for the three and nine months ended September 30, 1996, respectively.

(5)   ACQUISITION OF BUSINESSES -

            (a) CLINICAL MICROSYSTEMS - On March 14, 1997, the Company acquired substantially all the assets and certain liabilities of Clinical MicroSystems, Inc. ("CMS"). CMS is the developer of ClinScan, a physician desktop lab ordering and results posting software used by over 100 labs and approximately 3,000 physicians throughout the United States. The purchase price consisted of the following: $3,000,000 in cash and 125,786 shares of unregistered common stock paid at closing (valued at $760,452), plus $2,000,000 in cash and common stock payable over a three year period as follows: $750,000, $500,000 and $750,000 in 12, 24 and 36 months following the closing date, respectively. Each of the future payments will be at least 50% in cash, with the remaining balance, if any, paid in shares of common stock which are restricted from sale for 2 years

            (b) HAYES COMPUTER SYSTEMS - On April 30, 1997, the Company acquired substantially all the assets and assumed certain specific, but limited liabilities of Hayes Computer Systems, Inc. ("HCS"), a company that provides information technology solutions and services to public and private sector organizations including systems integration services, Internet access services, and client/server software development. The purchase price consisted of $3,147,126 in cash and 388,215 shares of common stock paid at closing (valued at $1,296,000). The common stock is restricted from sale for 2 years. In addition, the Company will pay up to $1,000,000 in cash and common stock in each of the two subsequent 12 month periods if certain defined operating criteria are achieved. Each of the future payments will be at least 50% in cash, with the remaining balance, if any, paid in shares of common stock. If such payments are made, they will be allocated to the long-term assets acquired, a substantial portion of which is in-process research and development technology, which will be expensed.

           The acquisitions of both CMS and HCS have been accounted for as purchases and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. A significant portion of the purchase price for each acquisition was allocated to in-process research and development technology, resulting in a $4,300,000 charge to the Company's operations in the first quarter of 1997 for the CMS acquisition and a $4,332,654 charge to the Company's operations in the second quarter of 1997 for the HCS acquisition. These charges were each valued using a risk adjusted cash flow model, under which projected income and expenses attributable to the purchased technology were identified, and potential income streams were discounted for certain risks and uncertainties, including the stage of development of the technology, viability of target markets, rapidly changing nature of the industry, and other factors. The income tax benefits resulting from these charges are estimated to be approximately $1,613,000 and $1,625,000 for the CMS and HCS acquisitions, respectively; however, based on the weight of available evidence, valuation allowances in the amounts of $1,613,000 and $1,625,000 have been recorded concurrently. For the CMS acquisition, the excess of the consideration paid over the estimated fair value of net assets acquired (including the in-process research and development) in the amount of approximately $998,000 has been recorded as goodwill, and is being amortized on the straight-line basis over 20 years.

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

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               ------------------------------
                                                   1997                1996
                                                   ----                ----
        Net sales                              $10,776,542           8,678,310
        Net loss                               $(6,835,435)         (1,293,846)
        Net loss per share of common stock           $(.65)               (.17)

(6) ACQUISITION OF SOFTWARE - On June 27, 1997, the Company acquired all rights, title and interest in all copyrights and trademarks related to the technology underlying the PRE-SCRIBE(Registered Trademark) pharmacy-physician prescription network (the "PRE-SCRIBE network") from Walgreens Co. Concurrently, Walgreens entered into a network services agreement whereby Walgreens will pay fees to the Company for 12 years (the first three of which are on an exclusive basis) for transactions (as defined) received over the PRE-SCRIBE network or ProxyMed's existing network, ProxyNet. ProxyMed paid Walgreens $2,000,000 at closing, issued a 10-year warrant for 200,000 shares of ProxyMed's common stock exercisable at the market price ($9.96 per share) commencing on the fourth anniversary of the closing date, and will pay $500,000 per year on the first, second and third anniversaries of the agreement. The value of the warrant resulted in a $731,938 credit to additional paid-in capital and was computed using the Black-Scholes model using the following assumptions: risk-free interest rate of 6.45%, expected life of 10 years, expected volatility of 75% and no dividend yield.

      At the time of the purchase, the PRE-SCRIBE network was being operated by Integrated Systems Solutions Corp. ("ISSC"), a division of IBM. ISSC will continue to operate the PRE-SCRIBE network until November 25, 1997, after which the Company will commence operations.

(7)   CAPITAL TRANSACTIONS -

      (a) SALES OF COMMON STOCK - On April 29, 1997, the Company sold 425,000 shares of unregistered common stock for $5.25 per share in a private placement to Bellingham Industries, Inc. ("Bellingham"). Net proceeds from this sale, after deducting estimated costs and expenses, were $2,181,250. On June 20, 1997, the Company sold an additional 600,000 shares of unregistered common stock for $11.00 per share in a private placement to Bellingham. Net proceeds from this sale were approximately $6,078,000 after deducting estimated costs and expenses, including a 7% commission to an underwriter. Subsequently, on July 31, 1997, Bellingham purchased another 100,000 shares of unregistered common stock from the Company for $11.00 per share, for which the Company received net proceeds of $1,023,000 after commissions. Such issuances are exempt from the registration provisions of Section 5 of the Securities Act of 1933, as amended (the "Act"), by virtue of Section 4(2) of the Act. Based on information provided by Bellingham, as of October 31, 1997 it beneficially owned 2,794,600 shares or approximately 24.5% of the Company's outstanding common stock.

      (b) REPURCHASE OF COMMON STOCK - On April 14, 1997, the Company repurchased 110,000 shares of its common stock on the open market for $5.05 per share.

(8) OTHER OPERATING CHARGES - Operating loss for the three and nine months ended September 30, 1997 includes $632,958 in other operating charges consisting of the following: (i) $160,920 in fixed assets write-offs, as the Company, during the quarter, determined that it will no longer utilize certain computer hardware and software in its business, (ii) $202,318 in capitalized software write-offs due to certain previously capitalized software projects which were reviewed and found to not be of any future benefit, and (iii) $269,720 in termination and severance payments for certain employees.

(9)   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                 Nine months ended September 30,
                                                                    1997                1996
                                                                 ------------        ----------

           Cash paid for interest                                $      3,230            31,123
                                                                 ============        ==========
           Warrants issued for purchase
                     of software (Note 6)                        $    731,938                 -
                                                                 ============        ==========

           Common stock issued for businesses acquired           $  2,056,452                 -
           Debt issued for businesses acquired                      1,649,555                 -
           Other acquisition costs accrued                          1,055,000                 -
           Details of businesses acquired:
                     Working capital                                 (473,334)                -
                     In-process research and
                          development technology                   (8,632,654)                -
                     Property and equipment                          (430,617)                -
                     Goodwill                                        (997,744)                -
                     Note payable                                       9,375                 -
                     Capitalized software                            (383,159)                -
                                                                 ------------        ----------
                          Cash paid for acquisitions               (6,147,126)                -
                     Less cash acquired                               254,356                 -
                                                                 ------------        ----------
                          Net cash paid for acquisitions         $ (5,892,770)                -
                                                                 ============        ==========


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

           The Company also owns and operates ProxyCare, Inc. ("ProxyCare"), its institutional pharmacy subsidiary which dispenses prescription drugs to patients in long- term care facilities; however, the Company is considering whether ProxyCare fits within its long-term business plan. There are no understandings, commitments or agreements at the date of this Form 10-QSB for the sale of ProxyCare.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

           NET SALES. Net sales for the three months ended September 30, 1997 increased by $3,750,981, or 1,339%, to $4,031,140 from net sales of $280,159 for the three months ended September 30, 1996. Net sales for the nine months ended September 30, 1997 increased by $5,711,540, or 273%, to $7,801,029 from net sales of $2,089,489 for the nine months ended September 30, 1996. These increases were primarily due to the net effect of three factors.

First, the 1997 results include sales from Clinical MicroSystems, Inc. ("CMS") and HCS which were acquired in March 1997 and April 1997, respectively. Sales of CMS's ClinScan products were $170,935 and $520,443 in the three and nine months ended September 30, 1997, and sales of HCS's network integration products and services were $3,525,983 and $6,171,278 in the three and nine months ended September 30, 1997, whereas these two operations were not included in the 1996 period. The Company recently introduced its ClinScan for Windows product, and installations of this new product will commence in the fourth quarter of 1997. Second, the Company recognized income totaling $1,189,000 from two one-time license fees in the first quarter of 1996 from Bergen Brunswig Drug Corporation ("Bergen") and Blue Cross/Blue Shield of Massachusetts, Inc. ("BCBSM"), whereas no similar license fee income was received in the 1997 period. Finally, ProxyCare, the Company's drug dispensing operation, had increased sales of $43,727 and $106,629 for the three and nine months ended September 30, 1997 over the same periods in 1996.

           GROSS PROFIT MARGIN. Gross profit margin for the three months ended September 30, 1997 was 31%, compared to a gross profit margin of 37% for the three months ended September 30, 1996. This decrease is primarily due to the impact of the network integration sales, which had a gross margin of 28% for this period. Gross profit margin for the nine months ended September 30, 1997 was 33% compared to a gross profit margin of 70% for the nine months ended September 30, 1996. This decrease is primarily due to the favorable impact of the one-time license fee revenues received in the first quarter of 1996 from Bergen and BCBSM.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 1997 increased by $2,433,706, or 166%, to $3,899,767 from selling, general and administrative expenses of $1,466,061 for the three months ended September 30, 1996. Selling, general and administrative expenses for the nine months ended September 30, 1997 increased by $4,908,168, or 129%, to $8,711,754 from selling, general and administrative expenses of $3,803,586 for the nine months ended September 30, 1996. These increases are primarily due to the Company's continued efforts to develop and market its healthcare information technology products and services, and the additional operating costs from CMS and HCS, which were acquired in 1997. Specifically, these increases for the nine months ended September 30, 1997 resulted from the following additional costs: (i) payroll and related costs for sales, product development, clinical pharmacy service and management personnel related to the Company's technology products and services and personnel costs for the employees of CMS and HCS ($3,479,000); (ii) marketing expenses related to these products and services, marketing materials, attendance at national and local trade shows, expenses for potential customers and travel costs ($514,000);
(iii) depreciation, amortization and computer costs related to network equipment and capitalized software costs ($392,000); (iv) consulting fees to various software and business consultants ($169,000); (v) telecommunication costs related to the Company's development of its ProxyNet network, and from CMS and HCS ($207,000), and (vi) occupancy costs primarily associated with CMS and HCS ($147,000).

        OTHER OPERATING CHARGES. Other operating charges were $632,958 for the three and nine months ended September 30, 1997. These charges consist of the following: (i) $160,920 in fixed assets write-offs, as the Company, during the third quarter of 1997, determined that it will no longer utilize certain computer hardware and software in its business,
(ii) $202,318 in capitalized software write-offs due to certain previously capitalized software projects which were reviewed and found to not be of any future benefit, and (iii) $269,720 in termination and severance payments for certain employees.

           INTEREST, NET. Net interest income for the three months ended September 30, 1997 decreased by $109,221, or 61% to $70,470, from $179,691 for the three months ended September 30, 1996. Net interest income for the nine months ended September 30, 1997 decreased by $14,902, or 6% to $242,832, from $257,734 for the nine months ended September 30, 1996. The decrease in net interest income is due primarily to interest expense of approximately $93,000 in 1997 on the debt issued for the acquisition of CMS.

           OTHER. As a result of the acquisitions of CMS and HCS, the Company recorded charges of $8,632,654 in the nine months ended September 30, 1997 related to the expensing of in-process research and development technology (see
Note 5 to the financial statements). In the nine months ended September 30, 1996, the Company earned $993,895 from the sale of certain assets of its drug dispensing operations to Eckerd Corporation in 1995.

           NET LOSS. As a result of the foregoing, the Company recorded a net loss of $3,192,565 for the three months ended September 30, 1997, as compared to a net loss of $1,183,444 for the three months ended September 30, 1996, and a net loss of $15,142,225 for the nine months ended September 30, 1997, as compared to a net loss of $1,175,451 for the nine months ended September 30, 1996. The Company believes it is making progress in its acquisition strategy, strategic relationships and other plans to increase the usage of its healthcare information technology products and services. However, the Company anticipates that it will continue to incur operating losses until it generates a substantial flow of recurring revenues from these products and services. In addition, the Company expects its operations to be impacted, at least through the remainder of 1997, by charges related to its June 1997 acquisition of the PRE-SCRIBE network from Walgreens Co. Such charges are expected to include amortization of the acquisition costs, and costs of operations, development, marketing and customer service related to this network. There can be no assurance that the Company will realize a significant level of recurring revenues from the sale of its products and services, or that revenues from these operations or those of its newly-acquired businesses or ProxyCare will ultimately result in significant reductions in losses or achievement of profitability.

LIQUIDITY AND CAPITAL RESOURCES

           In the nine month period ended September 30, 1997, cash used in operating activities totaled $6,154,874, $5,892,770 was used to acquire CMS and HCS, $2,000,000 was used to acquire the PRE-SCRIBE network, and $554,958 was used to purchase 110,000 shares of its common stock in the open market. These activities were financed through available cash resources, private placement sales of 1,125,000 of the Company's common stock resulting in net proceeds of $9,282,250, and $1,014,603 in proceeds from the exercise of stock options and warrants. After these receipts and expenditures, the Company had cash, cash equivalents and investments in U.S. Treasury Notes totaling $4,181,354 as of September 30, 1997. These available funds continue to be used for operations, the further development and marketing of the Company's products and services, equipment and other general corporate purposes. In addition, the Company is continuously evaluating acquisition opportunities that add synergies to the product offerings.

           The Company has a revolving bank line of credit of up to $5,000,000. Borrowings, if any, are due on demand, collateralized by certificates of deposit and U.S. Treasury Notes, and bear interest at the prime rate less 3/4%.

           Accounts receivable turnover for the Company was 6.0 times in the nine months ended September 30, 1997 compared to 4.0 times in the 1996 period, after eliminating the effect of one-time license fee revenue in 1996. Inventory turnover was 17.1 times for the Company in the nine months ended September 30, 1997 compared to 4.0 times in the 1996 period. The increase in both ratios reflect the favorable impact of the CMS and HCS acquisitions.

           As mentioned above, the Company expects to continue to incur negative net cash flow from operations until it begins receiving substantial recurring revenues from the sale of its healthcare information technology products and services or from revenues generated by its newly-acquired businesses. Management is committed to the strategy of investing funds in further marketing and development of its products and services, the development and marketing of the newly-acquired PRE-SCRIBE network, and may pursue additional acquisitions which are deemed to be in accordance with its business strategy. During the fourth quarter 1997, the Company is obligated to pay approximately $316,000 for continued transition services related to its PRE-SCRIBE acquisition. The Company believes it has sufficient funds available to support its operations for the foreseeable future. However, if an acquisition is identified that requires a cash investment, the Company may seek additional equity financing, although there can be no assurances that such financing will be available under terms and conditions acceptable to the Company.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

        Exhibits:

                27         - Financial Data Schedule

        Reports on Form 8-K:

                - No reports on Form 8-K were filed during the third quarter ending September 30, 1997.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PROXYMED, INC.
                                        (Registrant)



Date  NOVEMBER 13, 1997             /S/ BENNETT MARKS
      -----------------             -----------------
                                    Bennett Marks
                                    Executive Vice President - Finance,
                                    Chief Financial Officer and Principal
                                    Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------


27                   Financial Data Schedule