Form 10-K
period 1997-12-31
PROXYMED INC /FT LAUDERDALE/
filed 1998-03-11
CIK 906337

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
         OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       or

[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-22052

                                 PROXYMED, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     FLORIDA                                     65-0202059
         (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

         2501 DAVIE ROAD, SUITE 230, FORT LAUDERDALE, FLORIDA 33317-7424
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (954) 473-1001

           SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT: NONE

              SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act if 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (/section/229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed using $7.56 per share, the closing price of the Common Stock on February 27, 1998, was $55,843,883.

         As of February 27, 1998, 12,281,872 shares of the registrant's common stock were issued and outstanding.

         Documents Incorporated By Reference:  NONE

                                     PART I

                                     ITEM 1

                             DESCRIPTION OF BUSINESS

THE COMPANY

         ProxyMed, Inc. (together with its subsidiaries, the "Company"), is a healthcare information systems ("HCIS") company providing clinical and financial electronic data interchange ("EDI") transaction processing services to physicians and other healthcare providers.

         The Company is physician centered; that is, it seeks to satisfy the connectivity needs of physicians and other healthcare providers by providing "one-stop" shopping for EDI transactions through ProxyNet(TM), its secured proprietary national healthcare information network. To provide these services, the Company has established and is continuing to develop and upgrade its physical network infrastructure and data center principally located at the Company's Fort Lauderdale, Florida headquarters.

         The Company believes that most physicians, in order to efficiently and economically access and utilize needed clinical and financial information, eventually will subscribe to just one online content service providing access to all required data. The Company believes that a significant part of its future revenues will be generated by recurring fees from its clinical and financial transaction processing, through ProxyNet, and by sales of subscriptions of its clinical databases and software programs and services. A majority of the Company's current revenues are generated by its network integration services.

         The Company has commenced a significant acquisition program. In March and April 1997, the Company completed acquisitions of substantially all of the assets of Clinical MicroSystems, Inc. ("CMS"), a laboratory software company, and Hayes Computer Systems, Inc. ("HCS"), a network integration company, respectively. In June 1997, the Company acquired from Walgreen Co., owner of the Walgreen's pharmacy chain ("Walgreen's"), the proprietary electronic prescription software known as PRE-SCRIBE(R) ("PreScribe"). In November 1997, the Company acquired substantially all of the assets of U.S. HealthData Interchange, Inc. ("USHDI"), a provider of financial electronic data interchange ("EDI") services to the healthcare marketplace.

           The Company was incorporated in the State of Florida in 1989. The Company's executive offices are located at 2501 Davie Road, Suite 230, Fort Lauderdale, Florida 33317-7424, and its telephone number is (954) 473-1001. The Company's Internet address is http://www.proxymed.com.

INDUSTRY OVERVIEW

         The healthcare industry generates billions of clinical and financial transactions each year, including, but not limited to, prescriptions, refill authorizations, lab orders and results, radiology orders and results, medical claims, eligibility inquiries, encounters and referrals. The Company believes that the healthcare industry lags behind many other transaction intensive industries, such as travel, securities and banking in the number of transactions processed electronically. Further, legacy systems inherited through previous information system acquisitions and installations are generally not integrated with each other and are commonly monolithic in design and lack uniformity of standards. For physicians to meet the clinical and financial demands of managed care, the Company believes that moving patient-centered clinical and financial data all along the continuum of care electronically will become a business requirement. For this to be accomplished, physicians, labs, pharmacies, hospitals, managed care organizations ("MCOs"), correctional institutions, long-term care facilities, home health providers and payors such as insurance companies must establish EDI connectivity to each other's information systems.

         The Company's EDI business is connecting physicians to pharmacies, labs, payors and managed care organizations. The Company believes it is unique in the HCIS industry in that, in addition to financial transactions, it also offers the most diverse set of clinical transactions as compared to its competitors. Physicians control most healthcare decisions and so, in this role, are a center point for numerous patient-related clinical and financial transactions that are generated each year. As noted, the Company believes that most physicians, in order to efficiently and economically access and utilize needed clinical and financial information, eventually will subscribe to one EDI content service providing access to all required data. The Company believes that most physicians will choose not to enter into long-term licenses with multiple online content services. This is due to perceived logistical inefficiencies in multiple online connections, administrative reliance on multiple customer service organizations, and format and translation problems associated with multiple vendors.

         The healthcare industry seeks to reduce administrative costs while not compromising quality of care. Thus, the pharmacies, labs, payors and MCOs are eager to enhance EDI technology. For example, pharmacies can reduce the costs of filling prescriptions by receiving legible prescriptions electronically rather than paper, and payors save on costs by processing medical claims electronically. The Company's goal is to replace costly paper clinical and financial transactions between the various participants in the healthcare system with EDI transactions. The Company believes that the combination of the size of the HCIS market, the amount of change currently taking place and the relative lack of automation in such market creates significant business opportunities for EDI vendors such as the Company.

PRODUCTS AND SERVICES

         /bullet/  CLINICAL TRANSACTIONS

                  /bullet/ PRESCRIPTIONS. There were more than 2.5 billion prescriptions filled in the United States in 1997. This large and growing volume magnifies the inefficiencies of the current paper-intensive system; however, it provides a business opportunity for the Company. A large percentage of a pharmacy's labor cost is spent on processing new prescription orders and obtaining authorizations from physicians for additional refills. New prescription orders are usually handwritten and frequently illegible or incomplete, requiring extensive labor in processing each order. The refill authorization process typically has been performed completely via telephone calls between pharmacy and physician, resulting in additional labor expense and lost time by both pharmacies and physicians' offices.

                           The Company's pharmacy transaction service replaces
both the paper prescription and the phone calls with a quick and efficient online transaction between the physician's clinical management system and the pharmacy. This transaction service saves both time and labor from the ordering process, as well as providing more accurate and informative orders. The Company currently has approximately 1,900 physicians using its prescription EDI products, who generate approximately 1,400,000 transactions annually.

                           The Company has been providing this service for
approximately four years and, because of this experience, has been able to establish a number of value-added services which differentiate the Company from competing services. These additional services include a directory service allowing efficient routing of transactions and quick notification of new participants on the network, translation services which allow a physician's system using one message format and identifier scheme to communicate with a pharmacy using a different message format and identifier scheme, and communication protocol translation allowing a physician using a communication protocol (a rule that governs the format and control procedures of transmitted data), such as TCP/IP, to communicate with a pharmacy using a different communication protocol, such as X.25.

                  /bullet/ LABORATORY ORDERS AND RESULTS. A large part of a medical lab's day-to-day operation is made up of receiving and processing paper-based orders from physicians and then distributing paper-based reporting of the test results performed back to the physician. These test results play a large role in the physician's decisions on current treatment options. As such, the more data rich and timely a result can be delivered, the sooner and better informed a medical decision can be made. The Company's online lab software products allow labs to receive orders online and to distribute test results online back to the ordering physician, saving significant labor costs and providing better service to the labs, the patients and the physicians. The Company currently offers its lab ordering and results reporting products as an intranet solution and has plans to offer these services as EDI transactions through ProxyNet.

                           The Company's principal lab product is "ClinScan",
the nation's leading physician desktop lab ordering and results reporting software with approximately 3,000 physician users at approximately 1,800 sites in 26 states. CMS is also one of the nation's leading providers of online connectivity to regional commercial labs and hospital-based labs with over 100 lab customers receiving online orders from and transmitting results to physician offices. CMS has achieved system integration with direct interfaces already developed for 23 of the 25 top lab information systems in the country. CMS also interfaces to physician office management information system ("POMIS") vendors, including "The Medical Manager", the most widely used physician office management and clinical record system. CMS customers are primarily hospitals and regional commercial labs who typically purchase a number of software licenses for "ClinScan" and distribute the system at no charge to physicians who are high volume customers of the lab.

As a result, the efficiency of the ordering and results communication process is increased for both the physicians and the lab. The Company believes that ProxyNet represents an existing infrastructure through which it can achieve its goal of providing an intranet offering of its services to hospitals and integrated delivery networks and that this acquisition is consistent with its overall strategy designed to enable the Company to become the nation's leading provider of online transaction sets.

         /bullet/ FINANCIAL TRANSACTIONS

                  The Company's financial EDI clients currently include more than 3,800 physicians, payors and software development vendors located in 25 states. Its EDI services include all payor claims/encounter processing and patient statements, which currently account for more than 7,500,000 transactions a year. The Company believes that the inclusion of financial EDI services, along with its portfolio of clinical EDI services and clinical systems, further enhances the Company's ProxyNet healthcare information network and follows its overall business strategy of becoming a leading provider of EDI clinical and financial transactions. The Company may seek to acquire other financial healthcare EDI service companies, but as of the date of this Report, there are no agreements for such acquisitions.

         /bullet/ VALUE ADDED PRODUCTS AND SERVICES

                  The Company offers various valued added clinical products that it believes differentiates itself from its competitors and are designed to increase physician usage. These products are licensed in the form of proprietary databases which are available to the physicians on their desktop computers in DOS, UNIX or Windows versions. These databases are: (i) a drug database developed by the Company containing approximately 8,000 drugs, which is updated periodically and provides automatic generic equivalent substitution notifications; (ii) a set of clinical drug utilization review databases which provide valuable information relating to allergies, drug interactions and duplicate therapies, developed and updated periodically by several unaffiliated companies, and offered by the Company pursuant to sublicenses; and (iii) databases containing certain managed care organizations' formularies and preferred drug lists published by the Company. In addition, in response to HCFA's recently increased enforcement of laboratory fraud and abuse regulations regarding the medical necessity of certain tests, ClinScan has medical necessity functionality that, when used with the applicable governmental medical necessity databases, enables labs to determine electronically that lab tests ordered by physicians are covered for the medical condition being treated.

         /bullet/ NETWORK INTEGRATION SERVICES

                  The Company provides client server software development services, systems integration hardware products and services, Internet access services and commercial software packages to public and private sector organizations. For the year ended December 31, 1997, approximately 65% of the Company's consolidated revenues were from agencies and departments of the State of Florida.

                  The Company's client server software group provides software development services using a variety of information architectures and development tools. The Company also sells and supports a variety of systems integration products and services from leading edge manufacturers in a variety of technological niches, including hubs, routers, ATM switches, remote access devices, RISC and Intel servers, storage devices and network operating systems. The Company's Internet access division provides a wide range of Internet related products and services. The Company is a full service Internet access provider with points of presence in Tallahassee, Tampa and Fort Myers, Florida. The Company's Internet access products include Web servers, e-mail systems, firewalls and gateways.

         The Company purchases computer hardware products for resale from a variety of suppliers and is not dependent upon any one supplier.

         /bullet/ INSTITUTIONAL PHARMACY BUSINESS

                  The Company's wholly-owned subsidiary, ProxyCare, Inc., is a pharmacy business operated by the Company since 1994 in South Florida that dispenses and delivers unit dose oral prescription drugs to patients residing in long term care facilities, primarily in assisted care living facilities in Dade, Broward and Palm Beach counties. Prescriptions are delivered monthly to such facilities utilizing a variety of packaging systems, including a unique packaging system called "Medicine-On-Time", which is licensed from an unaffiliated third party.

SEGMENT INFORMATION

         See Note 14 of Notes to Consolidated Financial Statements for financial information regarding the Company's reportable segments.

MARKETING AND SALES

         The Company markets products and services to (i) healthcare providers, including hospitals, emergency room facilities, POMIS vendors and individual physician practices; (ii) healthcare payors, including MCOs (primarily health maintenance organizations ("HMOs") and their affiliated physicians) and traditional insurance companies; (iii) chain and independent pharmacies; (iv) medical practice and pharmacy management software companies that would like to offer electronic prescription transmittal as part of their software packages;
(v) online transaction processing companies that would like to offer a prescription software product in connection with their transaction processing services; and (vi) pharmacy benefit management ("PBM") companies that do not have the capability to provide doctors with electronic prescription transmittal. The Company markets its EDI services principally through its proprietary software applications and through its strategic relationships with its electronic commerce partners ("ECPs").

         The Company has developed various software products which are designed to facilitate connectivity to and use of its transaction services through ProxyNet, the Company's healthcare information network. Customers are able to access ProxyNet and utilize the Company's network services either through the

Company's own products, or those of its ECP vendors' software products described below.

         Clinical transaction software products include (i) ProxyScript(R), which provides pharmacy management at the point of care, the prescribing physician's office, and automates the generation, processing and management of prescriptions; (ii) as noted above, PreScribe(TM), which facilitates the ordering of new prescriptions and the authorization of refills through the ProxyNet network; and (iii) ClinScan(TM), which allows physicians to place lab orders online and to receive online test results back from the laboratory. The Company has also recently developed and introduced ProxyCare(TM), a prescription management and formulary compliance system for use in assisted care living facilities, nursing homes and correctional facilities.

         Financial transaction software products include (i) EZ-Claims(TM), a front-end EDI software that runs on various operating platforms such as DOS, Microsoft Windows and certain UNIX systems, and interfaces with most practice management systems to provide an efficient means to submit claims and encounters to payors; and (ii) EZ-Response Wizard(TM), which allows collections personnel to track claim status messages for each claim submitted. EZ-Claims and EZ-Response Wizard were included in the assets of USHDI that were recently acquired by the Company.

         The Company markets these HCIS products and services primarily through direct sales by the Company's sales and marketing staff, including its regional account executives. The Company also exhibits at national and regional trade shows and advertises in several key trade publications.

         The Company has developed many strategic relationships with providers of information systems to physicians under its electronic commerce partner ("ECP") program through which the Company partners with leading POMIS vendors to develop software interfaces and provide other services that facilitate seamless online connectivity to ProxyNet from the systems already in use by the vast majority of physicians in the United States.

         POMIS vendors have already established a presence in the physician's office through this installed base of practice management systems. Instead of competing with existing vendor relationships, the Company offers an ECP program to these vendors which gives their software systems access to ProxyNet directly from their existing applications in the physician's office without having to integrate another stand-alone device. This "open architecture" approach allows the Company to market its products, as well as hardware and support services, through these established POMIS vendors and leverage their large existing customer bases. As of February 27, 1998, the Company has arrangements with 25 POMIS vendors with potential access to approximately 265,000 OR 48% of the nation's approximately 550,000 prescribing physicians. Among the principal ECP strategic relationships are Medical Manager Corp., The Reynolds and Reynolds Company, Eclipsys Corporation and IDX Systems Corporation. While the Company is working diligently with its POMIS vendors to interface the Company's products and services into the existing products that the POMIS vendors offer to their customers and physician clients, the Company believes that the development, testing, marketing, training and installation thereof will take time. Therefore, the Company does not expect to derive substantial revenues from these strategic relationships until sometime in 1999 or beyond; however, the Company believes that these strategic relationships will also provide it access to immediately market its other products and services to the POMIS vendors and their customers and physician clients.

         The Company also has strategic relationships with pharmacy chains, independent pharmacy owners and pharmacy information system vendors to receive prescriptions which are electronically transmitted to their pharmacies from physician providers. As of February 27, 1998, the Company has agreements with pharmacy providers which represent access to more than 31,000 of the approximate 50,000 pharmacies in the United States. In addition, the Company has integrated its services with 23 of the 25 leading laboratory system vendors. The Company intends to extend its laboratory relationships to develop and provide for EDI connectivity through ProxyNet.

         The development, marketing and sales of HCIS products and services is an emerging business and, as such, is subject to uncertainty as to demand and market acceptance for newly introduced products and services such as the Company's. Achieving market acceptance for the Company's products and services requires significant marketing efforts and expenditure of significant funds to create awareness and demand by pharmacies, physician groups, MCOs and other potential customers. Under certain of these agreements, the Company may share transaction revenues with these POMIS and pharmacy software vendors and national chain pharmacies, and believes these revenue sharing incentives will result in a steady increase in the volume of EDI transactions. To date, the Company has not generated any material revenue from these strategic relationships.

ACQUISITIONS

         On March 14, 1997, the Company acquired the assets and business of CMS, based in Babylon, New York, for a total of $6,000,000 payable in cash and unregistered common stock. CMS, founded in 1987, is the developer of ClinScan.

         On April 30, 1997, the Company acquired substantially all of the assets of HCS, a privately-held corporation based in Tallahassee, Florida. HCS was founded in 1986. Pursuant to the HCS acquisition agreement, the Company paid HCS at closing $3,200,000 in cash and issued 388,215 unregistered shares of Common Stock, which may not be sold for two years following the acquisition. The agreement also requires the Company to pay HCS $1,000,000 in cash and/or Common Stock within 60 days after April 30, 1998 and 1999; provided that certain defined operating criteria are achieved. Each of these future payments, if required, must be composed of at least 50% cash, with the balance, if any, paid in the form of unregistered Common Stock valued at the then trading price.

         In June 1997, the Company acquired from Walgreen's all right, title and interest in all copyrights and trademarks related to the technology underlying Walgreen's proprietary software known as PreScribe. PreScribe enables the filling of prescriptions through the ProxyNet network. Walgreen's also entered into a network services agreement pursuant to which Walgreen's will pay fees to the Company for 12 years (the first three of which are on an exclusive basis) for transactions received through ProxyNet. Pursuant to the agreements with

Walgreen's, the Company paid Walgreen's $2,000,000 at closing, issued a 10-year warrant to purchase 200,000 shares of Common Stock at $9.96 per share, exercisable beginning in June 2001, and agreed to pay $500,000 in each of June 1998, 1999 and 2000.

         On November 19, 1997, the Company acquired substantially all of the assets of USHDI, a subsidiary of Avatex Corporation, a New York Stock Exchange-listed company, for a purchase price of $4,000,000 in cash. USHDI was founded in 1985.

PRODUCT DEVELOPMENT

         The Company believes that its future success will depend in large part on its ability to enhance its current line of EDI products and services, develop new EDI products and services, maintain technological competitiveness and satisfy an evolving range of customers' requirements. The Company intends to expand its products and services through acquisition and internal development. The Company's product development group is responsible for improving and upgrading existing products and services, exploring applications of core technologies and incorporating new technologies into the Company's products and services.

         The basic development of ProxyNet, ProxyScript and RxReceive occurred as part of the Company's former drug dispensing operations, which were sold to Eckerd Corporation in March 1995. The bulk of the development costs for those products and services was accounted for as direct expenses of those operations, as those products were provided to customers at no charge. Beginning in March 1995, the cost of modifying these products for sale to end users has been capitalized. Also since 1995, the Company engaged in significant product development activity to ensure that it remains competitive in the healthcare information technology market. Further, in June 1997 the Company purchased the PreScribe technology from Walgreen's. The total amount capitalized for purchased and internally-developed software as of December 31, 1997, is $4,730,268, net of amortization. Research and development expense was approximately $1,908,000 in 1997, $177,000 in 1996 and was not material in 1995. See Note 1(i) of Notes to Consolidated Financial Statements.

COMPETITION

         The Company faces competition from other HCIS companies and other specialty technology companies. Many of the Company's competitors are significantly larger and have greater financial resources than the Company. The area of healthcare EDI transaction networks has been targeted by many companies, including, but not limited to, Envoy Corporation, National Data Corporation and others. The Company is also aware that other EDI transaction processing companies have targeted this industry as a growth market, which could in the future utilize their networks to process electronic healthcare EDI transactions. Certain of these companies have announced pilot programs. The Company believes that the competition it faces and will face in the foreseeable future will be based primarily on product/service quality, customer support and marketing. The Company believes that its products and services are more advanced than the competing products and services currently available because the Company's clinical EDI products and services have been developed and enhanced through actual utilization by physicians, pharmacies and labs over the past four years. The Company believes that its ability to compete successfully in the HCIS market will depend upon its ability to offer a variety of integrated products and services and to implement sales and marketing strategies which brings its products and services to the attention of its potential customer base.

         The Company's ECP agreements for distribution of its products and services, described above in "Marketing and Sales", are primarily non-exclusive. The Company believes that the key to its competitive success will be its ability to win the "race" with its competitors to control physicians' desktops by offering a wider variety of EDI healthcare clinical and financial products and services. Once large numbers of physicians are connected to and satisfied with ProxyNet and its comprehensive array of services, the Company believes that it will be difficult for competitors to dislodge the Company from these physician customers, notwithstanding the non-exclusivity of the marketing arrangements with the ECPs.

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

         State boards of pharmacy oversee the handling of all classes of drugs within their states. A majority of the states have approved the dispensing of prescriptions transmitted via facsimile, and many of the states have pharmacy laws and regulations that permit the electronic dispensing of prescriptions. Nonetheless, in a limited number of states where electronic transmission of computer-generated prescriptions is not specifically addressed, the state boards have generally taken the position that these prescriptions are permissible.

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

         In addition to certain state licensing requirements, each state has various laws protecting the confidentiality of patient medical information, including prescription information. Although it is not uncommon for a third party to have access to such information, such third party has an obligation to maintain the confidentiality of such information and could be subject to liability if that obligation is breached. The Company has procedures in place to maintain the confidentiality of the information it receives as part of its ProxyNet services; however, there can be no assurance that inadvertent disclosure of information will not occur to the detriment of the Company's business.

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

INTELLECTUAL PROPERTY

         TRADEMARKS. The Company regards certain features of its products, services and documentation as proprietary, and relies on a combination of contract, copyright, trademark and trade secret laws and other measures to protect its proprietary information. As part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees, distributors and customers, and limits access to and distribution of its software, databases, documentation and other proprietary information. The Company has no patents. The Company has federal trademark registrations for PreScribe and ProxyScript, and has filed such applications for ClinScan, ProxyCare, ProxyNet and RxReceive. The Company believes that because of the rapid pace of technological change in the EDI industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability, experience and integrity of the Company's employees, frequent product enhancements and the timeliness and quality of support services.

                  The Company is not aware that its products, services, trademarks or other proprietary rights infringe the proprietary rights of third parties; however, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products.

EMPLOYEES

         As of February 28, 1998, the Company employed 154 full-time employees. The Company is not and never has been a party to a collective bargaining agreement. The Company considers its relationship with its employees to be good.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This document contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include assumptions, beliefs and opinions relating to the Company's growth strategy based upon the Company's interpretation and analysis of healthcare industry trends and management's ability to successfully develop, implement, market and sell its secure network transaction processing services, software programs, clinical databases and financial transaction services to physicians and other healthcare providers. This strategy assumes that physicians will prefer "one-stop shopping" for its products and services and that the Company will be able to successfully develop, acquire, maintain and upgrade competitive clinical and financial transaction sets and successfully integrate them with the Company's existing products and services. This strategy also assumes that the Company will be able to successfully develop and execute its strategic relationships, especially with the providers of information systems to physicians under the Company's electronic commerce partner program, and with pharmacy chains, independent pharmacy owners and pharmacy information system vendors. Many known and unknown risks, uncertainties and other factors, including general economic conditions, healthcare reform initiatives, millennium compliance issues that may arise, and risk factors detailed from time to time in the Company's Securities and Exchange Commission filings, may cause these forward-looking statements to be incorrect, and may cause actual results to be materially different from any future results expressed or implied by these assumptions, opinions and beliefs.

                                     ITEM 2

                             DESCRIPTION OF PROPERTY

         The Company leases approximately 15,000 square feet of space in two facilities in Fort Lauderdale, Florida, and Delray Beach, Florida, for its executive offices, network operations and product development facilities, pursuant to leases expiring in February 1999 and July 2001, respectively, at a monthly aggregate rent of $10,232. The Company's systems integration division, Hayes Computer Systems, leases approximately 7,000 square feet of space in a facility in Tallahassee, Florida, pursuant to a lease expiring April 30, 2000 at a monthly rental of $7,500. The Company is also obligated under several other operating leases for certain operating facilities which are for periods of less than one year or are otherwise immaterial.

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

                                LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

                                     ITEM 4

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

                                     ITEM 5

             MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock trades on the National Market tier of the Nasdaq Stock Market under the symbol "PILL." The following table sets forth the high and low sale prices of the Common Stock for the periods indicated. The Common Stock has traded on The Nasdaq National Market since November 8, 1996. Previously, the Common Stock traded on the SmallCap tier of The Nasdaq Stock Market.

                                             HIGH                        LOW

1996:
         First Quarter                      $ 5.33                     $ 3.42
         Second Quarter                      17.92                       3.33
         Third Quarter                       15.67                       9.13
         Fourth Quarter                      10.75                       5.75

1997:
         First Quarter                      $ 9.50                     $ 5.38
         Second Quarter                      11.25                       4.13
         Third Quarter                       10.81                       7.00
         Fourth Quarter                      10.63                       6.50

1998:
         First Quarter                      $ 8.06                     $ 5.25
           (through February 27, 1998)

         On November 18, 1997, the Company sold 500,000 shares of unregistered Common Stock for $8.25 per share in a private placement to Bellingham Industries Inc. ("Bellingham"). Net proceeds from this sale were $4,125,000. Subsequently on February 20, 1998, Bellingham purchased another 500,000 shares of unregistered Common Stock from the Company for $6.50 per share, of which the Company has received $1,625,000 with the balance of $1,625,000 due to be paid on March 30, 1998. There are no commissions associated with these issuances. Such issuances are exempt from the registration provisions of Section 5 of the Securities Act of 1933, as amended (the "Act"), by virtue of Section 4(2) of the Act. However, the Company has agreed to file a registration statement(s) under the Act and use its best efforts to have such registration statement(s) clear and effective on dates to be mutually agreed upon between the Company and Bellingham. Based on information provided by Bellingham, as of February 28, 1998, Bellingham beneficially owns 3,796,610 shares or 30.5% of the Company's outstanding Common Stock.

         On February 27, 1998, the last reported sale price of the Common Stock was $7.56 per share. As of February 27, 1998, there were approximately 118 holders of record of the Common Stock. The Company believes that many of these holders of record are in "street name" and that the number of individual shareholders is over 2,500.

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

                                     ITEM 6

                             SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial information for ProxyMed for and as of each of the five years in the period ended December 31, 1997, and have been derived from the audited consolidated financial statements of the Company. In March 1995, the Company's business focus changed from primarily the sale of prescription drugs to healthcare EDI and software products and services. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes included elsewhere herein.


                                                                                  YEAR ENDED DECEMBER 31,
                                                              1997           1996           1995            1994            1993
                                                          -------------  -----------    ------------    ------------   ------------
STATEMENT OF OPERATIONS DATA:
     Revenues                                             $ 10,931,969   $ 3,054,151    $ 7,622,803     $16,533,006    $ 8,298,821
     Operating loss                                       $(10,317,164)  $(4,305,293)   $(2,626,882)    $(4,126,165)   $  (530,786)
     Net Loss                                             $(18,517,122)  $(2,853,735)   $(2,848,887)    $(4,265,657)   $  (537,509)
     Net loss applicable to common shareholders           $(18,517,122)  $(2,949,538)   $(2,962,249)    $(4,265,657)   $  (537,509)

PER SHARE DATA:
     Basic and diluted net loss per share of
          common stock                                    $      (1.75)  $      (.39)   $      (.61)    $     (1.01)   $      (.20)
     Weighted average common shares outstanding             10,589,333     7,660,383      4,816,980       4,209,876      2,748,185

DIVIDEND DATA:
     Dividends on cumulative preferred stock              $          -   $    95,803    $   113,362     $         -    $         -


                                                                                           DECEMBER 31,
                                                             1997            1996          1995           1994              1993
                                                          -----------    -----------    ----------     ----------      -------------
BALANCE SHEET DATA:
     Working capital (deficiency)                         $ 1,966,406    $12,426,178    $  990,734     $ (469,097)     $ 2,861,107
     Long-term debt                                       $ 1,049,630    $         -    $  199,393     $  425,256      $    85,013
     Total assets                                         $19,603,121    $15,695,055    $4,993,337     $9,217,934      $ 4,290,241
     Stockholders' equity                                 $13,151,752    $14,915,305    $2,593,620     $3,336,035      $ 3,742,797

                                     ITEM 7

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         From inception until 1995, the Company's business was principally related to the dispensing of prescription drugs through a variety of methods of delivery, including retail and institutional pharmacies and its home infusion therapy subsidiary. In the first quarter of 1995, management decided to divest of the Company's retail pharmacy business, primarily due to the need for substantial additional capital required to achieve the economies of scale required for profitable operations, and shifted the emphasis of the Company's business. As part of the retail pharmacy operations, the Company provided at no charge to its customers certain of its healthcare information technology products and services, which were favorably received. Management also recognized a need for these products and services in the marketplace. Consequently, the Company elected to pursue the commercialization of its healthcare information technology products and services, and sold its retail pharmacy and home infusion operations to Eckerd Corporation ("Eckerd") and National Health Care Affiliates, Inc. ("NHCA"), respectively. The Company's sole remaining prescription drug dispensing segment operation is ProxyCare, Inc. ("ProxyCare"), its institutional pharmacy subsidiary which dispenses prescription drugs to patients in long-term care facilities.

         From mid-1995 through 1997, the Company embarked on its efforts to commercialize its healthcare technology products and services. Specifically, the Company enhanced its clinical EDI products into commercially feasible formats to encourage physician use and acceptance. Concurrently, the Company entered into numerous agreements to achieve connectivity to the nation's physicians and pharmacies between which clinical transactions can be transmitted through ProxyNet, the Company's secure, proprietary online national healthcare information network. In addition, in 1997 the Company commenced a significant acquisition program to further its presence in the healthcare information systems ("HCIS") industry and broaden its EDI offerings. Through its acquisitions of CMS, HCS, USHDI and PreScribe, the Company is developing a diverse set of offerings designed to meet the connectivity needs of physicians and other healthcare providers by providing "one-stop" shopping for clinical and financial EDI transactions.

         The Company currently operates in three industry segments: healthcare EDI and software products and services, network integration services, and prescription drug dispensing.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

         REVENUES. Consolidated revenues for 1997 increased by $7,877,818, or 258%, to $10,931,969 from consolidated revenues of $3,054,151 in 1996.

                  Healthcare EDI and software products and services segment revenues decreased by $68,885, or 4%, to $1,817,122 from $1,886,007 in 1996.
This decrease was primarily due to the net effect of two factors. First, as a result of the acquisitions of CMS, USHDI and PreScribe in 1997, segment revenues increased by $1,646,218 over 1996 levels. Revenues for these acquisitions include the processing of certain clinical and financial transactions, proprietary computer software and hardware, and annual software support contracts. Second, segment revenues in 1996 include one-time license fee revenue from Bergen Brunswig Drug Corporation ("Bergen")and Blue Cross and Blue Shield of Massachusetts, Inc. ("BCBSM") totaling $1,204,000, whereas no such license fee income was received in 1997.

                  Network integration services segment revenues were $7,779,787 in 1997 compared to no such revenues in 1996, due to the acquisition of HCS in April 1997. Approximately 91% of the network integration services revenues were to the State of Florida and its related agencies. Approximately 81% of this segment's revenues are from sales of hardware and third-party software products.

                  Prescription drug dispensing segment revenues increased by $166,916, or 14%, to $1,335,060 from $1,168,144 in 1996, primarily as a result of increased marketing efforts to obtain new customers. The Company believes that price fluctuations are not a significant factor affecting ProxyCare's revenues because of contractual fixed pricing arrangements with many customers.

         GROSS PROFIT MARGIN. Consolidated gross profit margin for 1997 was 37% compared to 57% in 1996. The gross profit margin for the healthcare EDI and software and services segment was 79% in 1997 compared to 70% in 1996. This increase is primarily attributable to the contribution in 1997 from the Company's lab software products and annual software support contracts, which typically carry high gross profit margins. The gross profit margin in the network integration services segment was 27% in 1997 due to the high concentration of lower margin hardware products. The gross profit margin in the drug dispensing segment was 37% in 1997 compared to 34% in 1996. This increase was due to a change in the mix of customer from third-party payers to higher margin private pay patients.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses for 1997 increased by $7,583,920, or 133%, to $13,283,353 from consolidated selling, general and administrative expenses of $5,709,433 in 1996. Consolidated selling, general and administrative expenses as a percentage of consolidated net revenues decreased to 122% in 1997 from 187% in 1996, as the rate of increase in revenues in 1997 exceeded the rate of increase in selling, general and administrative expenses.

                  Selling, general and administrative expenses for the healthcare EDI and software products and services segment increased by $5,217,656, or 192%, to $7,931,540 from selling, general and administrative expenses of $2,713,884 in 1996. The increase resulted from acquisitions of CMS and USHDI, and internal growth in order to support this core business of the Company. The increase consisted primarily of the following: (i) additional payroll and related costs for sales, product development, customer service, implementation services, technical operations and management personnel ($3,866,000); (ii)
additional marketing expenses including attendance at national and local trade shows, print ads, and travel to potential customers ($721,000); (iii) telecommunication costs related to the Company's further development of its ProxyNet network costs including direct connectivity with the Company's strategic partners ($293,000); (iv) consulting fees to various software and business consultants ($160,000); (v) occupancy costs primarily associated with the acquisitions of CMS and USHDI and additional facilities for product development and sales ($105,000); (vi) write-off of certain capitalized software that the Company determined had no continuing future benefit to its operations ($202,000); (vii) charges related to certain compensatory stock options and warrants issued in 1996, whereas there were no such charges in 1997 (decrease of $300,000); and (viii) net increases in various other selling, general and administrative expenses which were individually less than $100,000($171,000).

                  Selling, general and administrative expenses for the network integration services segment were $1,824,967 in 1997 and resulted from the acquisition of HCS in 1997. These expenses consisted primarily of payroll and related costs ($1,345,000), occupancy costs ($144,000), telecommunications costs ($114,000), and marketing related costs including travel to potential customers ($82,000).

                  Selling, general and administrative expenses for the drug dispensing segment increased by $114,937, or 33%, to $466,055 from selling, general and administrative expenses of $351,118 in 1996. This increase primarily resulted from payroll, commissions and related costs to support the increase in business.

                  Corporate related selling, general and administrative expenses increased by $426,370, or $16%, to $3,070,801 from $2,644,431 in 1996. This increase was primarily a result of the following: (i) termination and separation payments for certain employees ($235,000), (ii) the write-off of certain computer hardware that the Company determined that it will no longer utilize in its corporate operations ($161,000), and (iii) a net increase in various other selling, general and administrative expenses ($30,000).

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $755,712, or 234%, to $1,078,300 from $322,588 in 1996. This increase was primarily due to the following five factors: (i) amortization of capitalized software costs for healthcare EDI and software products and services ($214,000),
(ii) depreciation charges associated with ProxyNet and related systems ($100,000), (iii) exclusivity charges payable to Walgreen's associated with the acquisition of PreScribe ($250,000), (iv) amortization charges for goodwill and other intangible assets associated with the Company's acquisitions completed in 1997 ($84,000), and (v) other general depreciation increases ($108,000). The development and distribution of certain of the Company's healthcare technology products and services, particularly on-line clinical transaction services, is an emerging business and, as such, is subject to uncertainty as to demand and market acceptance for such products and services. Achieving market acceptance for these products and services requires significant marketing efforts and expenditure of significant funds to create awareness and demand by pharmacies, physician groups, managed care organizations and other potential customers. As a result, such factors can affect the Company's estimates of the recoverability and useful lives of property and equipment, capitalized software costs, other identifiable intangible assets and goodwill, among other items, and actual results could differ from those estimates.

         INTEREST, NET. Net interest income decreased $169,519, or 39%, to $267,140 from $436,569 in 1996. The decrease in net interest income is due primarily to interest expense of approximately $136,000 in 1997 on the debt issued for the acquisition of CMS, which was not present in 1996.

         OTHER. As a result of the acquisitions of CMS and HCS, the Company recorded charges totaling $8,467,098 in 1997 related to the expensing of in-process research and development technology (see Note 2 of Notes to Consolidated Financial Statements). In 1998, subject to cash constraints, the Company intends to further develop the acquired CMS and HCS technologies to integrate such technologies into its ProxyNet network transaction offerings, specifically to provide lab transactions and secure E-mail transmissions over the network. In 1996, the Company earned $1,014,989 from the sale of certain assets of its drug dispensing operations to Eckerd Corporation in 1995.

         NET LOSS. As a result of the foregoing, the Company recorded a net loss of $18,517,122 in 1997, as compared to a net loss of $2,853,735 in 1996. The Company believes it is making progress in its acquisition strategy, strategic relationships and other plans to increase the usage of its healthcare information technology products and services to achieve requisite economies of scale. However, the Company anticipates that it will continue to incur operating losses until it generates substantial recurring revenues from these products and services. There can be no assurance that the Company will realize a significant level of recurring revenues from the sale of its products and services, or that revenues from these operations or those of its newly-acquired businesses or ProxyCare will ultimately result in significant reductions in losses or achievement of profitability.

YEAR ENDED DECEMBER 31, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995

         REVENUES. Revenues for 1996 decreased by $4,568,652, or 60%, to $3,054,151 from revenues of $7,622,803 in 1995. This decrease was primarily attributable to a decrease in the prescription drug dispensing segment due to the Eckerd and NHCA dispositions which occurred in 1995. The combined revenues of these operations comprised 70% of the Company's revenues in 1995. After eliminating the sales represented by these operations which were sold, revenues for 1996 increased $774,453, or 34%, compared to revenues "as adjusted" for 1995 of $2,279,698. This increase is due to the net effect of three factors. First, the Company recognized income totaling $1,204,000 from two one-time license fees in 1996 (Bergen and BCBSM), whereas no license fee income was received in the 1995 period. Second, Bergen purchased $529,298 of computer equipment containing the Company's software in 1996, which did not occur in 1995. Third, revenues from the Company's remaining drug dispensing operations, ProxyCare, decreased $1,108,292, or 50%, to $1,088,144 in 1996, compared to revenues of $2,196,436 in
1995. This decrease was due primarily to the loss of business from several customers, much of which were associated with the operations sold to Eckerd.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for 1996 increased by $979,081, or 19%, to $6,032,021 from selling, general and administrative expenses of $5,052,940 for 1995. After deducting selling, general and administrative expenses related to the operations sold to Eckerd and NHCA, selling, general and administrative expenses for 1996 increased by $2,943,322, or 95%, over selling, general and administrative expenses "as adjusted" for 1995 of $3,088,699. This increase is due to the net effect of two factors. First, selling, general and administrative expenses for ProxyCare decreased in 1996 by approximately 44% from the 1995 levels primarily due to cost control measures instituted after the loss of certain customers in 1996. As a result of these measures, ProxyCare's selling, general and administrative expenses as a percentage of revenues was maintained at approximately 33% of revenues in 1996, compared to 29% in 1995. Second, other selling, general and administrative expenses for the Company's other recurring operations, as adjusted, increased by $3,223,833, or 132%, to $5,667,996 for 1996, compared to $2,444,163 for 1995, primarily due to the Company's efforts to develop and market its new products and services. This increase primarily resulted from the following: (i) additional payroll and related costs for sales, product development, customer service, clinical pharmacy service and management personnel related to the Company's new products and services ($1,742,000); (ii) additional marketing expenses related to these products and services, marketing materials, attendance at national and local trade shows, expenses for pilot programs for potential customers and travel costs ($420,000); (iii) additional depreciation, amortization and computer costs related to new network equipment and capitalized software costs ($147,000); (iv) additional consulting fees to various software and business consultants ($229,000); (v) charges related to certain compensatory stock options and warrants issued in the second quarter of 1996, primarily related to the PPI licensing agreement, as described in Note 3 of Notes to Consolidated Financial Statements ($300,000), (vi) commissions, including those under the Bergen agreement ($79,000), (vii) additional stockholders' expenses related to the Company's annual meeting, and relations with institutional and other investors ($174,000), and (viii) net increases in various other selling, general and administrative expenses ($133,000).

         INTEREST, NET. The Company earned net interest income for 1996 of $436,569, whereas the Company incurred net interest expense for 1995 of $151,625. This reflects the use of proceeds from the Eckerd and NHCA sales in 1995, and proceeds from the sale of equity securities in 1995 and 1996, to retire all indebtedness, resulting in the elimination of interest expense. In the second quarter of 1996, the Company retired all indebtedness, and all available cash has been invested in interest-bearing accounts and U.S. Treasury Notes.

         OTHER. The gain (loss) on sale of assets in 1996 and 1995 relate to the sale of certain, but not all, of the assets related to the Company's HMO prescription drug dispensing operations to Eckerd. Initially, a loss on the sale was recorded in the first quarter of 1995, and contingent income was recorded in subsequent periods based on the amount of prescription business retained by Eckerd through September 30, 1996. Ultimately, the Company recognized a cumulative gain on the sale of approximately $275,000. The extraordinary gain on sale of subsidiary of $669,664 in 1995 relates to the sale of ProxyFusion, Inc. to NHCA. See Note 4 of Notes to Consolidated Financial Statements for a description of these transactions.

         NET LOSS. As a result of the foregoing, the Company recorded a net loss of $2,853,735 in 1996, as compared to net loss of $2,848,887 in 1995.

MILLENNIUM COMPLIANCE

         All of the Company's software and EDI products, including without limitation, any parts or components thereof, when used prior to, during and after the turn-of-the-century, are programmed to process turn-of-the-century dates. This capability includes, without limitation, date formats that have century recognition, calculations that accommodate same century and multi-century formulas and date values, date interface values that reflect the century and calculations that accommodate the occurrence of leap year. The Company is in the process of conducting a review of its internal business and computer systems, and is querying its customers, vendors and resellers as to their progress in identifying and addressing problems that their computer systems may face in correctly interrelating and processing date information as the year 2000 approaches and is reached. Based on the results of such efforts achieved to date, the expenses of the Company's continuing efforts to identify and address any such issues, or the expenses or liabilities to which the Company may become subject as a result of such issues, are not considered to be material.

NEW ACCOUNTING PRONOUNCEMENTS

         SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" were recently issued, as was Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition", and SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These pronouncements are effective for fiscal years beginning subsequent to December 15, 1997. With respect to such pronouncements, the Company has adopted and is reporting in accordance with SFAS No. 131 and SOP No. 98-1. In addition, the Company does not expect the adoption of SOP No. 97-2 to have a significant effect on the timing of its revenue recognition. Finally, the Company does not expect the adoption of SFAS Nos. 130 or 132 to result in any substantive changes in its disclosures.

LIQUIDITY AND CAPITAL RESOURCES

         In 1997, cash used in operating activities was $8,826,345; $9,909,551 was used to acquire CMS, HCS and USHDI; $2,000,000 was used to acquire the PreScribe network; and $554,958 was used to purchase 110,000 shares of its common stock in the open market. These activities were financed through available cash resources, private placement sales of 1,625,000 of the Company's common stock resulting in net proceeds of $13,391,387, and $1,102,651 in proceeds from the exercise of stock options and warrants. After these receipts and expenditures, the Company had cash and cash equivalents totaling $2,654,423 as of December 31, 1997. These available funds continue to be used for operations, the further development and marketing of the Company's products and services, equipment and other general corporate purposes. In addition, the Company is continuously evaluating acquisition opportunities that add synergies to the Company's product offerings and current business strategy.

         The Company has a revolving bank line of credit of up to $5,000,000, subject to availability of suitable collateral. Borrowings, if any, are due on demand, collateralized by certificates of deposit and U.S. Treasury Notes, and bear interest at the prime rate less 3/4%.

         As a result of the acquisitions of CMS, HCS and PreScribe in 1997, the Company is obligated to make certain payments on or before June 30, 1998. These payments are as follows: $750,000 for CMS with at least 50% in cash, $1,000,000 for HCS with at least 50% in cash (if certain defined operating criteria are achieved), and $500,000 for PreScribe.

         The ratio of current assets to current liabilities was 1.4 times in 1997 compared to 16.9 times in 1996. This decrease is primarily due to the use of available cash for operations and acquisitions and an increase in debt and other accrued liabilities associated with the Company's acquisitions. Accounts receivable turnover for the Company was 6.7 times in 1997 compared to 3.3 times in 1996, after eliminating the effect of one-time license fee revenue in 1996. Inventory turnover was 12.9 times for the Company in 1997 compared to 6.1 times 1996 period. The increase in both ratios reflect the favorable impact of the CMS, HCS and USHDI acquisitions and increased business in the Company's drug dispensing segment.

         As noted above, the Company expects to continue to incur negative net cash flow from operations until it begins receiving substantial recurring revenues from the sale of its healthcare EDI and software products and services or from cash generated by its network integration services segment. Management is committed to the strategy of investing funds in further marketing and development of its products and services and may pursue additional acquisitions which are deemed to be in accordance with its business strategy, both of which would require additional equity or debt financing. On February 20, 1998, the Company agreed to sell 500,000 shares of common stock at $6.50 per share in a private placement to an investor of which $1,625,000 has been paid, and $1,625,000 will be paid by March 30, 1998. If these funds and cash flow from operations are insufficient to fund the Company's operating and acquisition activities, the Company may need to pursue additional debt or equity financing (although there can be no assurances that such financing will be available under terms and conditions acceptable to the Company), curtail operations or sell assets.

                                     ITEM 8

                       FINANCIAL STATEMENTS AND SCHEDULES

         The financial statements and schedules are included herein beginning at Page F-1.

                                     ITEM 9

                        CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         The Company has not had any change in or disagreement with its accountants on accounting and financial disclosures during its two most recent fiscal years or any later interim period.

                                    PART III

                                     ITEM 10

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

     NAME                       AGE                     POSITION

Harold S. Blue(1)               36           Chairman of the Board, Chief
                                              Executive Officer

John Paul Guinan(1)             37           President and Director

Bennett Marks(1)                49           Executive Vice President -
                                              Finance, Chief Financial
                                              Officer and Director

James Pickering                 43           Executive Vice President -
                                              Operations and Chief
                                              Operating Officer

Frank M. Puthoff                52           Executive Vice President -
                                              Chief Legal Officer and
                                              Secretary

Bruce S. Roberson               49           Executive Vice President -
                                              Sales and Marketing

Donald R. Sallot                51           Executive Vice President -
                                              Research and Development

Harry A. Gampel                 78           Director

Samuel X. Kaplan(2)(3)          75           Director

Bertram J. Polan(2)(3)          46           Director

Eugene R. Terry(2)(3)           59           Director

--------------------------
(1)      Member of the Executive Committee, the Chairman of which is Mr. Blue.
(2)      Member of the Audit Committee, the Chairman of which is Mr. Polan.
(3)      Member of the Compensation Committee, the Chairman of which is Mr.
         Terry.

         HAROLD S. BLUE joined ProxyMed, Inc. in 1993 and currently serves as Chief Executive Officer and Chairman of the Board. From 1992 to 1996, Mr. Blue was also President and Chief Executive Officer of Health Services Inc., a physician practice management company which was sold to InPhyNet Medical Management, Inc. From 1979 to 1984, Mr. Blue was President and Chief Executive Officer of Budget Drugs, Inc., a retail discount pharmacy chain located in South Florida. In September 1984, Mr. Blue founded Best Generics, Incorporated. Best Generics was later sold to pharmaceutical manufacturer,

Ivax Corporation, where Mr. Blue served as a member of Ivax's Board of Directors from 1988 to 1990. He currently serves as a director of two publicly-held companies, iMall, Inc., the largest independent mall on the Internet, and Windsor Capital Corp., a specialty regional mall based retailer.

         JOHN PAUL GUINAN has been the President and a director of the Company since June 1995 and also its Chief Operating Officer until January 1998. He was an Executive Vice President of the Company from July 1993 until June 1995. From March 1993 to June 1993, Mr. Guinan was the Chief Executive Officer and co-founder of ProxyScript, Inc. (f/k/a Medical Containment Systems, Inc.), which the Company acquired in June 1993. From 1989 until April 1993, Mr. Guinan founded and developed two companies: The Desktop Professionals, Inc., a company which supplied automation systems to South Florida professional offices; and POSitive Thinking, Inc., a software development company which specialized in point of sale systems.

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

         JAMES PICKERING was appointed Executive Vice President-Operations and Chief Operating Officer in January 1998. From September 1995 to January 1998, Mr. Pickering served as President of Med-Link Technologies, Inc., a healthcare EDI transaction company and a subsidiary of SPS Payment Systems, Inc., a New York Stock Exchange company and affiliate of Morgan Stanley, Dean Witter Discover and Co. From October 1991 to September 1995, Mr. Pickering was Vice President-Systems for National Electronic Information Corporation (NEIC), also a healthcare EDI transaction company. Prior to that, Mr. Pickering served as a consultant for Metropolitan Life Insurance Company and the Prudential Insurance Company designing and implementing claims administration, utilization review and managed care capitation systems.

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

         BRUCE S. ROBERSON was appointed Executive Vice President - Sales and Marketing of the Company in October 1996. From June 1994 to October 1996, he served as Vice President - Sales and Marketing for Health Care Information for National Data Corporation, a healthcare EDI transaction company. From December 1993 to June 1994, he was Director of Business Development for First Consulting Group and from September 1990 to December 1993, he was Vice President of Sales and Marketing for IBAX Healthcare, a joint venture of

International Business Machine Corp. and Baxter International, Inc., which marketed healthcare information systems. From 1988 to September 1990, he was manager of the Florida operations of the American Express Health Systems Group and from June 1984 to November 1988, he was Senior Sales Executive of McDonald Douglas Health Systems Company.

         DONALD R. SALLOT was appointed Executive Vice President - Research and Development of the Company in May 1997 after serving as Vice President of Research and Development since 1996. From 1995 to 1996, Mr. Sallot was Director of MIS and IT Integration Consultant for Expert Software, Inc., as well as serving a IT Data Warehouse Integration Consultant for Florida Power & Light in 1995. From 1994 to 1995, he was an IT BPR Consultant for Ryder Systems, Inc., and from 1992 to 1994, he was IT Data Warehouse Consultant for Saudi Arabian Oil Company responsible for developing and implementing business requirement planning and strategic planning methodologies.

         HARRY A. GAMPEL has been a director of the Company since February 1996. Mr. Gampel has over 36 years of experience in commercial and residential real estate development in the Northeastern United States and Florida as Chairman of Gampel Organization, Hollywood, Florida, and as President of Gampel Realty Company, Hartford, Connecticut.

         SAMUEL X. KAPLAN has been a director of the Company since August 1995. Since 1987, Mr. Kaplan has been a healthcare management consultant. He has also been the President of U.S. Care, Inc., a California-based company which designs and administers long-term care insurance programs, since 1987, when he founded that company. In 1962, he founded U.S. Administrators, Inc., a healthcare management company, which he served as President and Chairman until 1987.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities and Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than 10% of the registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the Company's fiscal year ended December 31, 1997, all filing requirements applicable to its officers and directors, and greater than 10% beneficial owners were complied with, except that (1) Mr. Gampel failed to timely file a monthly report of transactions in February, March and April 1997, but has since filed such transactions on Form 5, and (2) the Company has not received from Bellingham Industries Inc. a Form 5 or a written representation that no Form 5 is required.

                                     ITEM 11

                             EXECUTIVE COMPENSATION

                  The following table sets forth the compensation paid during the past three fiscal years to the Company's Chief Executive Officer and the other four most highly compensated executive officers of the Company with annual compensation for such years over $100,000 (the "named executive officers"):


                                                      SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION                          AWARDS              PAYOUTS
                            -------------------------------------------        ----------------------     -------

                                                                 OTHER
                                                                 ANNUAL        RESTRICTED       # OF                ALL OTHER
        NAME AND                                                 COMPEN-         STOCK        OPTIONS/      LTIP     COMPEN-
   PRINCIPAL POSITION       YEAR     SALARY(S)       BONUS       SATION         AWARD(S)        SARS      PAYOUTS    SATION
   ------------------       ----     -----------     -----       ------         --------        ----      -------   ---------

Harold S. Blue              1997         125,000        --           --               --          --           --          --
Chairman and CEO            1996         100,983        --           --               --     150,000           --          --
                            1995          60,000        --           --               --          --           --          --

John Paul Guinan            1997         125,000        --           --               --          --           --          --
President                   1996         127,792        --           --               --      15,000           --          --
                            1995          99,693        --           --               --     202,500           --          --

Bennett Marks               1997         128,646    15,000           --               --          --           --          --
Exec. V.P. and CFO          1996         107,542        --  (1)  10,625               --      86,250           --          --
                            1995         100,000        --  (1)  15,000               --      15,000           --          --

Bruce S. Roberson           1997         180,000    50,000  (3)  22,506               --          --           --          --
Exec. V.P.                  1996     (2)  30,000        --  (3)  24,759               --     100,000           --          --
                            1995              --        --           --               --          --           --          --

Frank M. Puthoff            1997         125,000    15,000           --               --      22,168           --          --
Exec. V.P., CLO             1996     (4)  46,664        --           --               --      40,000           --          --
and Secretary               1995              --        --           --               --          --           --          --

(1) Mr. Marks received a non-accountable expense allowance of $15,000 (net of taxes) per year through September 15, 1996.
(2)      Mr. Roberson joined the Company on October 28, 1996.
(3)      Consists of reimbursement of relocation expenses.
(4)      Mr. Puthoff joined the Company on August 8, 1996.

         The following table provides information on stock option grants during fiscal year 1997 to each of the named executive officers:


                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                 INDIVIDUAL GRANTS

                                                       % OF TOTAL
                                                       OPTIONS/SARS
                                 NUMBER OF              GRANTED TO              EXERCISE OR
                               OPTIONS/SARS              EMPLOYEES               BASE PRICE          EXPIRATION
          NAME                   GRANTED               IN FISCAL YEAR             ($/SHARE)              DATE
          ----                   -------               --------------             ---------              ----
Frank M. Puthoff                  22,168                     8%                     $7.38              9/10/07

         The following table sets forth certain information concerning unexercised options held by each of the named executive officers:


                                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                           AND FY-END OPTION/SAR VALUES

                                                           NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED                 IN-THE-MONEY
                                                        OPTIONS/SARS AT FY-END (#)        OPTIONS/SARS AT FY-END ($)
                                                        --------------------------        --------------------------
                          # OF SHARES      VALUE
                          ACQUIRED ON     REALIZED
         NAME              EXERCISE         ($)       EXERCISABLE     UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
         ----              --------         ---       -----------     -------------      -----------     -------------
Harold S. Blue                --             --         180,000             --             625,800             --
John Paul Guinan              --             --         217,500             --             647,400             --
Bennett Marks                 --             --         151,250           10,000           413,550           1,200
Bruce S. Roberson             --             --          62,000           38,000            7,440            4,560
Frank M. Puthoff              --             --          26,667           35,501            3,200              --

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

EMPLOYMENT AGREEMENTS WITH THE NAMED EXECUTIVE OFFICERS

         On April 1, 1996, the Company entered into an Employment Agreement with Mr. Blue for a period of three years, which is automatically extended from year to year unless terminated by either party upon 60 days written notice. Mr. Blue receives an annual base salary of $125,000 and is entitled to such bonuses as may be awarded from time to time by the Board of Directors and to participate in any stock option or bonus plans which the Company may now have or in the future develop. Mr. Blue may be terminated for "cause," as defined in the Agreement. If he is terminated for cause, he will be entitled to base salary earned, and he will retain all vested stock options which shall remain exercisable for 90 days after the date of termination. If he is terminated "without cause," then he will be entitled to receive an amount equal to his base salary plus bonus, if any, and continuation of health insurance for six months following termination. In addition, the Agreement contains confidentiality and noncompetition covenants. Mr. Guinan has an employment agreement with the Company for a three-year term commencing on December 5, 1995, which is substantially similar to Mr. Blue's, with an annual base salary of $125,000.

                  In November 1996, the Company entered into Employment Agreements with Mr. Marks, Mr. Puthoff and Mr. Roberson. The Agreements are for a three-year term and automatically extend from year to year thereafter unless terminated by the Company upon 90 days written notice or by the employee upon 30 days written notice prior to the end of the initial term or any extension. They receive an annual base salary of $137,500, $125,000 and $180,000, respectively, and are entitled to such bonuses as may be awarded from time to time and to participate in any stock option or bonus plans which the Company may now have or in the future develop. They may be terminated for "cause" as defined in their Agreements. If terminated for cause, they will be entitled to base salary earned, and they will retain all vested stock options which shall remain exercisable for 90 days after the date of termination. If, upon 90 days prior written notice, they are terminated "without cause," they will be entitled to receive an amount equal to their base salary plus bonus, if any, and continuation of health insurance for six months following termination, plus any unvested options shall vest. In addition, the Agreements contain confidentiality and noncompetition covenants.

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

                                     ITEM 12

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of February 27, 1998, with respect to
(i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director, (iii) each executive officer named in the Executive Compensation chart, and (iv) all directors and officers of the Company as a group:

NAME AND ADDRESS(1)                        # OF SHARES (2)            % OF CLASS
----------------                           ---------------            ----------

Harold S. Blue(3)                              814,132                    6.5%

John Paul Guinan(4)                            217,500                    1.7%

Bennett Marks(5)                               159,750                    1.3%

Frank M. Puthoff(4)                             26,667                      *

Bruce S. Roberson(4)                            62,000                      *

Harry A. Gampel(6)                             283,558                    2.3%

Samuel X. Kaplan(4)                             75,000                      *

Bertram J. Polan(7)                             82,500                      *

Eugene R. Terry(4)                              75,000                      *

Bellingham Industries Inc.(8)                3,796,610                    30.5%
Urraca Building
Frederico Boyd Avenu
Panama City, Panama

ALL DIRECTORS AND OFFICERS                   2,237,072                    16.9%
AS A GROUP (25 PERSONS)(9)
--------------------------
*Less than 1%

(1) The address for each person, unless otherwise noted, is 2501 Davie Road, Suite 230, Fort Lauderdale, Florida 33317-7424.
(2) In accordance with Rule 13d-3 of the Exchange Act, shares that are not outstanding, but that are subject to options, warrants, rights or conversion privileges exercisable within 60 days from February 27, 1998, have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the individual having such right, but have not been deemed outstanding for the purpose of computing the percentage for any other person.
(3) Includes 634,132 shares held of record, and 180,000 shares issuable upon the exercise of currently exercisable stock options.
(4) Represents shares issuable upon the exercise of currently exercisable stock options.
(5) Includes 8,500 shares held of record, and 151,250 shares issuable upon the exercise of currently exercisable stock options.
(6) Includes 208,558 shares held of record, and 75,000 shares issuable upon the exercise of currently exercisable stock options.
(7) Includes 7,500 shares held of record, and 75,000 shares issuable upon exercise of currently exercisable stock options.
(8) Includes 3,146,610 shares held of record, 500,000 shares subscribed to on February 20, 1998, and 150,000 shares issuable upon the exercise of currently exercisable stock options which were purchased from an unaffiliated third party.
(9) Includes 1,246,905 shares held of record, and 990,167 shares issuable upon the exercise of currently exercisable stock options.

                                     ITEM 13

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         On April 30, 1997, the Company loaned a total of $350,000 to Mr. Blue. The funds were advanced pursuant to two demand promissory notes in the principal amounts of $290,000 and $60,000, respectively, each bearing interest at a rate of 7 3/4% per year. Mr. Blue has agreed to secure the notes pursuant to pledges of securities, including shares of the Company's Common Stock, satisfactory to the Company's Board of Directors.

                                     PART IV

                                     ITEM 14

                     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

                                                                                     PAGE
(a)     (1)      The following financial statements are included in
                 Part II, Item 8:

                 Consolidated Financial Statements
                    Report of Independent Accountants                                   F-2
                    Consolidated Balance Sheets - December 31, 1997                     F-3
                       and 1996
                    Consolidated Statement of Operations - Years Ended                  F-4
                       December 31, 1997, 1996 and 1995
                    Consolidated Statements of Stockholders' Equity -                   F-5
                       Years Ended December 31, 1997, 1996 and 1995
                    Consolidated Statements of Cash Flows - Years Ended                 F-6
                       December 31, 1997, 1996 and 1995
                    Notes to Consolidated Financial Statements                       F-7 - F-21

         (2) The following schedule for the years 1997 and 1996 are submitted herewith:

                    Report of Independent Accountants                                   F-22
                    Schedule II - Valuation and Qualifying Accounts -                   F-23
                       Years Ended December 31, 1997 and 1996

         (3) Exhibits required to be filed by Item 601 of Regulation S-K as exhibits to this Report are listed in the Exhibit Index appearing on pages 35 through 36.

(b)               Reports on Form 8-K

                  During the quarter ended December 31, 1997, a Form 8-K report was filed by the Company with the Securities and Exchange
                  Commission on December 3, 1997, reporting an event dated
                  November 19, 1997, regarding the acquisition of the business and assets of USHDI.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 11, 1998                               PROXYMED, INC.

                                       By: /S/HAROLD S. BLUE
                                           -------------------------------------
                                           Harold S. Blue, Chairman of the Board
                                           and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURES                                     TITLE                        DATE

/S/HAROLD S. BLUE                           Chairman of the Board and Chief     March 11, 1998
----------------------------                 Executive Officer (principal
Harold S. Blue                               executive officer)

/S/JOHN PAUL GUINAN                         President and Director              March 11, 1998
---------------------------
John Paul Guinan

/S/BENNETT MARKS                            Executive Vice President-Finance    March 11, 1998
----------------------------                  Chief Financial Officer and
Bennett Marks                                 Director (principal financial
                                              and accounting officer)

/S/HARRY A. GAMPEL                          Director                            March 11, 1998
----------------------------
Harry A. Gampel

/S/SAMUEL X. KAPLAN                         Director                            March 11, 1998
----------------------------
Samuel X. Kaplan

/S/BERTRAM J. POLAN                         Director                            March 11, 1998
----------------------------
Bertram J. Polan

/S/EUGENE R. TERRY                          Director                            March 11, 1998
----------------------------
Eugene R. Terry

                                  EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION

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

10.2 Strategic Marketing Agreement among the Company, IntePlex, Inc. and Bergen Brunswig Drug Company dated February 1, 1996 (incorporated by reference to Exhibit 1 of Form 8-K, File No. 000-22052, reporting an event dated February 1, 1996).

10.3 Agreement for Acquisition of Stock between the Company and National Health Care Affiliates, Inc. dated September 6, 1995 (incorporated by reference to Exhibit 1 of Form 8-K, File No. 000-22052, reporting an event dated August 28, 1996).

10.4 Asset Purchase Agreement between the Company and Eckerd Corporation (incorporated by reference to Exhibit 1 to the Form 8-K, File No. 000-22052, reporting an event dated February 7, 1995).

10.5 *Employment Agreement between the Company and Harold S. Blue (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

10.6 *Employment Agreement between the Company and John Paul Guinan (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

10.7 *Employment Agreement between the Company and Bennett Marks dated November 11, 1996 (incorporated by reference to Exhibit 10.7 of the Form 10-KSB for the period ending December 31, 1996).

10.8 Asset Purchase Agreement between the Company and Clinical MicroSystems, Inc. and Glenn Gilchrist (incorporated by reference to Exhibit 1 of Form 8-K, File No.000-22052, reporting an event dated March 14, 1997).

10.9 *Employment Agreement between the Company and Frank M. Puthoff dated November 11, 1996 (incorporated by reference to Exhibit 10.7 of the Form 10-KSB for the period ending December 31,
         1996).

10.10 *Amended 1993 Stock Option Plan (incorporated by reference to Exhibit A of the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders).

10.11 *1995 Stock Option Plan (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File. No. 333-2678).

10.12    *1995 Outside Director Stock Option Plan (incorporated by reference to
         Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

10.13 *Employment Agreement between the Company and Bruce Roberson dated October 17, 1996 (incorporated by reference to Exhibit 10.1 of the 10-QSB for the period ending September 30, 1996).

10.14 Form of Indemnification Agreement for All Officers and Directors (incorporated by reference to Exhibit 10.3 of the 10-QSB for the period ending September 30, 1996).

10.15 *Employment Agreement between the Company and Donald R. Sallot dated May 22, 1997 (incorporated by reference to Exhibit 2 of the Form 10-QSB, File No. 000-22052, for the period ending June 30, 1997).

10.16 Asset Purchase Agreement between the Company and Hayes Computer Systems, Inc. and Danny Hayes (incorporated by reference to Exhibit 1 of Form 8-K, File No. 000-22052, reporting an event dated April 30,
         1997).

10.17 Asset Purchase Agreement between the Company and U.S. HealthData Interchange, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated November 19, 1997).

10.18 *1997 Stock Option Plan (incorporated by reference to Exhibit A of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders).

10.19 *Employment Agreement between the Company and James Pickering dated November 10, 1997.

21       Subsidiaries of the Registrant.

23       Consent of Coopers & Lybrand L.L.P.

---------------------------------
*Denotes employment agreement or compensatory plan.

                         PROXYMED, INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                        PAGE
                                                                        ----

Consolidated Financial Statements

     Report of Independent Accounts                                      F-2

     Consolidated Balance Sheets - December 31, 1997 and 1996            F-3

     Consolidated Statements of Operations - Years Ended                 F-4
        December 31, 1997, 1996 and 1995

     Consolidated  Statements of  Stockholders'  Equity - Years          F-5
        Ended December 31, 1997, 1996 and 1995

     Consolidated  Statements  of Cash Flows - Years Ended               F-6
        December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements                       F-7 - F-21

Financial Statement Schedule

     Report of Independent Accountants                                   F-22

     Schedule II - Valuation and  Qualifying  Accounts - Years           F-23
        Ended  December 31, 1997 and 1996

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of
ProxyMed, Inc.

We have audited the accompanying consolidated balance sheets of ProxyMed, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProxyMed, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.
----------------------------
Coopers & Lybrand L.L.P.

Miami, Florida
February 24, 1998

                         PROXYMED, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1997 and 1996

                   ASSETS                                          1997            1996
                   ------                                       -----------    -----------
Current assets:
     Cash and cash equivalents                                  $ 2,654,423    $ 6,020,358
     Investment in U.S. Treasury Notes                                    -      6,008,698
     Accounts receivable - trade, net of allowance for
       doubtful accounts of $242,549 and $16,712, respectively    2,364,455        650,600
     Other receivables                                              826,998        165,345
     Inventory                                                    1,202,431        195,964
     Other current assets                                           319,838        164,963
                                                               ------------   ------------
       Total current assets                                       7,368,145     13,205,928
 Property and equipment, net                                      2,323,174      1,069,662
 Capitalized software costs, net                                  4,730,268        795,479
 Goodwill and other intangible assets, net                        5,138,473        597,637
 Other assets                                                        43,061         26,349
                                                               ------------   ------------
      Tota1 assets                                             $ 19,603,121   $ 15,695,055
                                                               ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                         $    735,980   $         -
     Accounts payable and accrued expenses                        4,239,073       664,750
     Deferred revenue                                               426,686       115,000
                                                               ------------   -----------
       Total current liabilities                                  5,401,739       779,750
     Long-term debt                                               1,049,630             -
                                                               ------------   -----------
       Total liabilities                                          6,451,369       779,750
                                                               ------------   -----------

Commitments and contingencies (Note 15)

Stockholders' equity:
     Common stock - $.001 par value. Authorized
       20,000,000 shares; issued and outstanding
       11,781,872 (after deducting 110,000 shares in
       treasury) and 9,541,610 shares, respectively                 11,782         9,542
     Additional paid-in capital                                 42,695,386    25,944,057
     Accumulated deficit                                       (29,555,416)  (11,038,294)
                                                              ------------   -----------
       Total stockholders' equity                               13,151,752     14,915,305
                                                              ------------   ------------
       Total liabilities and stockholders' equity             $ 19,603,121   $ 15,695,055
                                                              ============   ============

See accompanying notes.



                         PROXYMED, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years Ended December 31, 1997, 1996 and 1995

                                                     1997            1996             1995
                                                ------------     -----------      -----------
Revenues:
     Services and license fees                   $ 3,073,085     $ 1,433,505      $    49,000
     Prescription drugs and computer systems       7,858,884       1,620,646        7,573,803
                                                ------------     -----------      -----------
                                                  10,931,969       3,054,151        7,622,803
                                                ------------     -----------      -----------

Costs and expenses:
     Cost of sales                                 6,877,480       1,327,423        5,196,745
     Selling, general and
       administrative expenses                    13,293,353       5,709,433        4,755,057
     Depreciation and amortization                 1,078,300         322,588          297,883
                                                ------------      ----------      -----------
                                                  21,249,133       7,359,444       10,249,685
                                                ------------      ----------      -----------

       Operating loss                            (10,317,164)     (4,305,293)     (2,626,882)

Other income (expense):
     In-process research and development
       technology (Note 2)                        (8,467,098)              -                -
     Gain (loss) on sale of assets (Note 4)                -       1,014,989         (740,044)
     Interest, net                                   267,140         436,569         (151,625)
                                                ------------      ----------      -----------

       Loss before extraordinary item            (18,517,122)     (2,853,735)      (3,518,551)

Extraordinary item - gain on sale of sub-
     sidiary, net of income tax effect (Note 4)            -               -          669,664
                                                ------------      -----------     -----------

       Net loss                                  (18,517,122)     (2,853,735)      (2,848,887)

Dividends on cumulative preferred stock                    -          95,803          113,362
                                                ------------      ----------      -----------


     Net loss applicable to
          common shareholders                   $(18,517,122)   $ (2,949,538)    $ (2,962,249)
                                                ============    ============     ============

Basic and diluted loss per share
  of common stock:
     Loss before extraordinary item             $      (1.75)   $       (.39)    $       (.75)
     Extraordinary gain                                    -               -              .14
                                                ------------    ------------     ------------
          Net loss                              $      (1.75)   $       (.39)    $       (.61)
                                                ============    ============     ============

See accompanying notes.


                         PROXYMED, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                   Years Ended December 31, 1997, 1996 and 1995

                                          PREFERRED STOCK          COMMON STOCK
                                          ---------------          ------------
                                      NUMBER OF                NUMBER OF               ADDITIONAL PAID   ACCUMULATED
                                       SHARES    PAR VALUE      SHARES      PAR VALUE    IN CAPITAL        DEFICIT       TOTAL
                                       ------    ---------    ---------     ---------  ----------------  -----------  -----------
Balances, January 1, 1995                   -    $       -    4,782,674     $   4,783   $ 8,666,924     $ (5,335,672) $  3,336,035

Sale of preferred stock, net
     of expenses of $318,781           95,000          950            -             -     2,055,269                -     2,056,219
Common stock issued for
     acquired businesses                    -            -       33,171            33        86,032                -        86,065
Common stock and options
     issued for services                    -            -       17,250            17        66,246                -        66,263
Preferred stock dividends                   -            -            -             -      (102,075)               -      (102,075)
Conversion of preferred
     stock to common stock            (12,000)        (120)     112,500           113             7                -             -
Net loss                                    -            -            -             -             -       (2,848,887)   (2,848,887)
                                      -------    ---------    ---------     ---------   -----------       ----------   -----------


Balances, December 31, 1995            83,000          830    4,945,595         4,946     10,772,403      (8,184,559)    2,593,620

Sale of common stock, net
     of expenses of $1,831,816              -            -    3,367,500         3,367     13,037,942               -    13,041,309
Exercise of stock options and
     warrants                               -            -      432,610           433      1,860,469               -     1,860,902
Common stock issued
     for services                           -            -       15,000            15         55,985               -        56,000
Compensatory stock options                  -            -            -             -        300,172               -       300,172
Preferred stock dividends                   -            -            -             -        (82,963)              -       (82,963)
Conversion of preferred
     stock to common stock            (83,000)        (830)     780,905           781             49               -             -
Net loss                                    -            -            -             -              -      (2,853,735)   (2,853,735)
                                      -------    ---------    ---------     ---------    -----------      ----------    ----------

Balances, December 31, 1996                 -            -    9,541,610         9,542     25,944,057     (11,038,294)   14,915,305

Sales of common stock, net
     of expenses of $664,863                -            -    1,625,000         1,625     13,389,762               -    13,391,387
Exercise of stock options and
     warrants                               -            -      211,261           211      1,102,440               -     1,102,651
Common stock issued for
     acquired businesses                    -            -      514,001           514      2,055,937               -     2,056,451
Warrants issued for acquisition
     of assets                              -            -            -             -        731,938               -       731,938
Compensatory stock options                  -            -            -             -         26,100               -        26,100
Purchase of treasury stock                  -            -     (110,000)         (110)      (554,848)              -      (554,958)
Net loss                                    -            -            -             -              -     (18,517,122)  (18,517,122)
                                      -------    ---------    ---------     ---------    -----------      ----------    ----------

Balances, December 31, 1997                 -    $       -   11,781,872     $  11,782    $42,695,386    $(29,555,416) $ 13,151,752
                                      =======    =========   ==========     =========    ===========    ============  ============


See accompanying notes.


                         PROXYMED, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Years Ended December 31, 1997, 1996 and 1995

                                                                           1997              1996               1995
                                                                      -------------      ------------      ------------
Cash flows from operating activities:
     Net loss                                                         $ (18,517,122)     $ (2,853,735)     $ (2,848,887)
     Adjustments to reconcile net loss to net cash used in
          operating activities:
               Depreciation and amortization                              1,078,300           322,588           297,883
               Acquired in-process research and
                    development technology (Note 2)                       8,467,098                 -                 -
               Write-off of retired assets                                  363,237                 -                 -
               Common stock issued for services                                   -            56,000                 -
               Compensatory options and warrants issued (Note 6)             26,100           300,172                 -
               Amortization of covenant not-to-compete                      (80,000)          (80,000)          (20,000)
               (Gain) loss on sale of assets (Note 4)                             -        (1,014,989)          740,044
               Extraordinary gain on sale of subsidiary (Note 4)                  -                 -          (669,664)
               Provision for doubtful accounts                               76,963             8,105            73,598
               Changes in assets and liabilities, net of
                 effect of acquisitions and dispositions:
                    Accounts and other receivables                       (1,126,398)         (203,113)          934,786
                    Inventory                                              (570,027)           42,299            44,721
                    Accounts payable and accrued expenses                 1,839,643           (58,102)       (3,505,399)
                    Deferred revenue                                       (323,861)         (115,000)                -
                    Other, net                                              (60,278)           46,660            58,244
                                                                      -------------      ------------      ------------
               Net cash used in operating activities                     (8,826,345)       (3,549,115)       (4,894,674)
                                                                      -------------      ------------      ------------

Cash flows from investing activities:
     Acquisition of businesses, net of cash acquired (Note 11)           (9,909,551)                -                 -
     Purchases of U.S. Treasury Notes                                             -        (8,541,153)                -
     Maturities of U.S. Treasury Notes                                    6,008,698         2,532,455                 -
     Proceeds from sale of dispensary assets                                      -         1,300,000         3,551,481
     Proceeds from sale of subsidiary                                             -           649,275           892,363
     Capital expenditures                                                (1,386,154)         (665,891)         (143,195)
     Purchased and capitalized software (Note 3)                         (3,182,288)         (570,557)         (246,390)
                                                                      -------------      ------------      ------------
          Net cash provided by (used in) investing activities            (8,469,295)       (5,295,871)        4,054,259
                                                                      -------------      ------------      ------------

Cash flows from financing activities:
     Net proceeds from sale of equity securities (Note 5)                13,391,387        13,041,309         2,056,219
     Proceeds from exercise of stock options and warrants                 1,102,651         1,860,902                 -
     Purchase of treasury stock                                            (554,958)                -                 -
     Draw on line of credit                                               2,500,000                 -                 -
     Repayment of line of credit                                         (2,500,000)                -                 -
     Payment of notes payable, long-term debt and capital leases             (9,375)         (417,884)       (1,787,662)
     Payment of preferred stock dividends                                         -           (82,963)         (102,075)
                                                                      -------------      ------------      ------------
          Net cash provided by financing activities                      13,929,705        14,401,364           166,482
                                                                      -------------      ------------      ------------

Net increase (decrease) in cash                                          (3,365,935)        5,556,378          (673,933)
Cash and cash equivalents at beginning of period                          6,020,358           463,980         1,137,913
                                                                      -------------      ------------      ------------
Cash and cash equivalents at end of period                            $   2,654,423      $  6,020,358      $    463,980
                                                                      =============      ============      =============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) BUSINESS OF THE COMPANY - The Company is a healthcare information systems company providing healthcare technology software products and on-line clinical and financial transaction processing services to physicians through their existing practice management information systems, as well as connectivity to various healthcare providers (such as pharmacies, hospitals and managed care organizations) through ProxyNet, the Company's national healthcare information network. In addition, the Company derives revenues from network integration services and related computer hardware sales, and from the dispensing of prescription drugs to patients who are residing in long-term care facilities. Until their sale in 1995, the Company also derived revenue from dispensing prescription drugs from retail dispensaries, by mail, and through infusion administered in the patient's home. Substantially all of the Company's services have been provided from its operating facilities located in Florida. The Company's operations are subject to extensive and evolving statutory and regulatory framework on both the state and federal levels.

     (b) PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     (c) USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The development and distribution of certain of the Company's healthcare technology products and services, particularly on-line clinical transaction services, is an emerging business and, as such, is subject to uncertainty as to demand and market acceptance for such products and services. Achieving market acceptance and significant levels of revenues for these products and services requires significant marketing efforts and expenditure of significant funds to create awareness and demand by pharmacies, physician groups, managed care organizations and other potential customers. As a result, such factors can affect the Company's estimates of the recoverability and useful lives of property and equipment, capitalized software costs, other identifiable intangible assets and goodwill, among other items, and actual results could differ from those estimates.

     (d) REVENUE RECOGNITION - Transaction fee revenue is recorded in the period the service is rendered. Revenue from sales of software or software licenses is recognized upon delivery of the software, if collection is probable, and the Company has no significant obligations remaining under the sale agreement. Revenue from software rentals and maintenance fees is recognized ratably over the applicable period. Revenue from sales of computer hardware is recognized when the related goods have been shipped and title has passed. Revenue from the Company's prescription drug dispensing activities is reported at net realizable amounts from insurance providers and patients at the time the individual prescriptions are delivered to the patients.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     (e) CASH, CASH EQUIVALENTS AND INVESTMENTS - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash balances in excess of immediate needs are invested in U.S. Treasury Notes, or in bank certificates of deposit and money market accounts.

     (f) ACCOUNTS RECEIVABLE - Substantially all of the Company's accounts receivable are due from the State of Florida or agencies thereof, or from various healthcare payors and providers. Collateral is not required. Credit losses are provided for in the consolidated financial statements and have been within management's expectations.

     (g) INVENTORY - Inventory, consisting of finished goods which are stated at the lower of cost (first-in, first-out method) or market, includes the following at December 31, 1997 and 1996:

                                                    1997          1996
                                                ----------     --------
            Prescription Drugs                  $  217,158     $195,964
            Computer Hardware and software         985,273            -
                                                ----------     --------
                                                $1,202,431     $195,964
                                                ==========     ========

     (h) PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Upon sale or retirement, the cost of property and equipment, and related accumulated depreciation, are eliminated from the accounts. Any resulting gains or losses are reflected in operations for the period.

     (i) PURCHASED AND CAPITALIZED SOFTWARE COSTS - In June 1997, the Company purchased the PreScribe pharmacy-physician prescription network from Walgreens Co. (see Note 3), the cost of which is being amortized over 12 years. In addition, certain computer software costs are capitalized and are reported at the lower of unamortized cost or net realizable value. Such costs are capitalized when they are related to a product which has achieved technological feasibility or that has an alternative future use, and are amortized over their estimated useful lives, generally over three to five years. Software development costs incurred prior to achieving technological feasibility are charged to research and development expense when incurred. Research and development expense, excluding acquired in-process research and development technology (see Note 2), was approximately $1,908,000 and $177,000 in 1997 and 1996, respectively, and was not material in 1995. Accumulated amortization of purchased and capitalized software costs at December 31, 1997 and 1996 was $257,025 and $21,468, respectively.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     (j) GOODWILL AND OTHER LONG-LIVED ASSETS - Goodwill is amortized on the straight-line basis over 15 to 40 years. Other acquired intangible assets consist primarily of customer contracts and covenants-not-to-compete, and are being amortized over their estimated useful lives of 4 to 5 years. The recoverability of goodwill and other long-lived assets is regularly reviewed by the Company for indications that the carrying value may be impaired or that the useful lives assigned are excessive. When such indications exist, the carrying value is assessed based upon an analysis of estimated future cash flows on an undiscounted basis and before interest charges, or useful lives are changed prospectively. Accumulated amortization at December 31, 1997 and 1996 is $138,998 and $38,088, respectively.

     (k) INCOME TAXES - The Company provides for income taxes pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are also established for the future tax benefits of loss and credit carryovers. Valuation allowances are established for deferred tax assets when, based on the weight of available evidence, it is deemed more likely than not that such amounts will not be realized.

     (l) NET LOSS PER SHARE - Basic loss per share of common stock is computed by dividing net loss applicable to common shareholders by the weighted average shares of common stock outstanding during the year (10,589,333 shares, 7,660,383 shares and 4,816,980 shares for the years ended December 31, 1997, 1996 and 1995, respectively). Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock. For the three years ended December 31, 1997, the effects of (i) the exercise of outstanding stock options and warrants, and (ii) the conversion of outstanding convertible preferred stock, were excluded from the calculation of diluted per share results because their effect was antidilutive.

     (m) NEW ACCOUNTING PRONOUNCEMENTS - SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" were recently issued, as was Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition", and SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These pronouncements are effective for fiscal years beginning subsequent to December 15, 1997. With respect to such pronouncements, the Company has adopted and is reporting in accordance with SFAS No. 131 and SOP No. 98-1. In addition, the Company does not expect the adoption of SOP No. 97-2 to have a significant effect on the timing of its revenue recognition. Finally, the Company does not expect the adoption of SFAS Nos. 130 or 132 to result in any substantive changes in its disclosures.

     (n) RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with current year presentation.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(2)   ACQUISITIONS OF BUSINESSES

      (a)CLINICAL MICROSYSTEMS - In March 1997, the Company acquired substantially all the assets and certain liabilities of Clinical MicroSystems, Inc. ("CMS"). CMS is the developer of ClinScan, a physician desktop lab ordering and results posting software. The purchase price consisted of the following: $3,000,000 in cash and 125,786 shares of unregistered common stock paid at closing (valued at $760,452), plus $2,000,000 in cash and common stock payable over a three year period as follows: $750,000, $500,000 and $750,000 in 12, 24 and 36 months following the closing date, respectively (recorded net of interest imputed at the rate of 10.31% per annum). Each of the future payments will be at least 50% in cash, with the remaining balance, if any, paid in shares of unregistered common stock.

      (b)HAYES COMPUTER SYSTEMS - In April 1997, the Company acquired substantially all the assets and assumed certain specific, but limited liabilities of Hayes Computer Systems, Inc. ("HCS"), a company that provides information technology solutions and services to public and private sector organizations including systems integration services, Internet access services, and client/server software development. The purchase price consisted of $3,147,126 in cash and 388,215 shares of unregistered common stock paid at closing (valued at $1,296,000). In addition, the Company will pay up to $1,000,000 in cash and common stock in each of the two subsequent 12 month periods if certain defined operating criteria are achieved. Each of the future payments will be at least 50% in cash, with the remaining balance, if any, paid in shares of unregistered common stock. If such payments are made, the fair value assigned thereto will be allocated to the long-term assets acquired, a substantial portion of which is in-process research and development technology, which will be expensed.

      (c)USHDI - In November 1997, the Company acquired substantially all of the assets and the business of US HealthData Interchange, Inc. ("USHDI") from Avatex Corporation. USHDI provides electronic processing of transactions including medical claims, encounters and other financial transactions. The purchase price consisted of $4,000,000 in cash paid at closing.

         The acquisitions of CMS, HCS and USHDI have been accounted for as purchases and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. Significant portions of the purchase prices for the CMS and HCS acquisitions were allocated to in-process research and development technology, resulting in charges to the Company's 1997 operations of $4,300,000 for the CMS acquisition and $4,167,098 for the HCS acquisition. The fair value of in-process research and development technology was determined using a risk adjusted cash flow model, under which projected income and expenses attributable to the purchased technology were identified, and potential income streams were discounted for identified risks and uncertainties, including the stage of development of the technology, viability of target markets, rapidly changing nature of the industry, and other factors. Income tax benefits resulted from these charges of approximately

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

  $1,613,000 and $1,563,000 for the CMS and HCS acquisitions, respectively; however, based on the weight of available evidence, valuation allowances in the amounts of $1,613,000 and $1,563,000 have been recorded concurrently. For the CMS and USHDI acquisitions, the excess of the consideration paid over the estimated fair value of net assets acquired (including acquired intangibles and in-process research and development) in the amounts of $841,000 and $2,966,000, respectively, have been recorded as goodwill, which is being amortized over 15 years.

         The following unaudited pro forma summary presents the consolidated results of operations of the Company, CMS, HCS and USHDI as if the acquisitions of these businesses had occurred at the beginning of 1996, including any amortization of goodwill and additional interest expense but excluding one-time charges for acquired in-process research and development technology. These pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at that date, or of results which may occur in the future.

                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                                 1997           1996
                                            -------------  -------------
     Revenues                               $  15,517,187  $  13,573,029
     Net loss                               $ (12,517,984) $  (5,931,861)
     Basic and diluted net loss
          per share of common stock         $       (1.13) $       (0.70)


(3)   ACQUISITION OF  PRESCRIBE TECHNOLOGY

         In June 1997, the Company acquired all rights, title and interest in all copyrights and trademarks related to the technology underlying the PreScribe(R) pharmacy-physician prescription network (the "PreScribe network") from Walgreens Co. Concurrently, Walgreens entered into a network services agreement whereby Walgreens will pay fees to the Company for 12 years (the first three of which are on an exclusive basis) for transactions (as defined) received over the PreScribe network or ProxyMed's existing network, ProxyNet. ProxyMed paid Walgreens $2,000,000 at closing, issued a 10-year warrant for 200,000 shares of ProxyMed's common stock exercisable at $9.96 per share (the market price at the date of grant) commencing on the fourth anniversary of the closing date, and will pay $500,000 per year on the first, second and third anniversaries of the agreement. The value of the warrant resulted in a $731,938 credit to additional paid-in capital and was computed using the Black-Scholes model using the following assumptions: risk-free interest rate of 6.45%, expected life of 10 years, expected volatility of 75% and no dividend yield.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(4)   DISPOSITIONS

      (a)SALE OF CERTAIN DISPENSARY ASSETS - On March 15, 1995, the Company sold to Eckerd Corporation ("Eckerd") certain, but not all, of the assets related to the Company's HMO prescription drug dispensing operations for $4,851,481. Of this total purchase price, $2,200,000 was contingent on the amount of prescription business retained by Eckerd through September 30, 1996. Accordingly, the Company initially recorded a loss on the sale, and recognized additional income as prescription data was provided by Eckerd. Ultimately, the Company collected the entire purchase price, including the entire contingent amount, and recognized a cumulative gain on the sale of approximately $275,000. Net sales related to these prescription drug dispensing operations prior to their sale were $3,404,000 in 1995.

      (b)SALE OF SUBSIDIARY - On September 29, 1995, the Company sold to National Health Care Affiliates, Inc. and an affiliate thereof (collectively "NHCA") all of the outstanding common stock of its wholly-owned subsidiary, ProxyFusion, Inc., for $1,541,638. ProxyFusion, Inc. provided home infusion therapy services, including pharmacy and nursing services, primarily to HMO patients. An extraordinary gain on this sale of $669,664 was recorded in 1995. Net sales related to these operations prior to their sale were approximately $1,936,000 in 1995.

(5)   EQUITY SECURITIES

     (a) SALES OF COMMON STOCK - During 1997, private placement sales of common stock totaling 1,625,000 shares were consummated to an investor, resulting in net proceeds of $13,391,387. The weighted average sales price was $8.65 per share. Under the terms of the sales, the Company was obligated to register such shares shortly after they were issued.

         In 1996, the Company raised net proceeds of $13,041,309 in an underwritten offering to the public of 3,367,500 shares of common stock at a price of $4.42 per share. As of December 31, 1997, underwriter warrants for the purchase of 199,950 shares of common stock at an exercise price of $5.63 per share remain outstanding through May 7, 2001.

     (b) SALE OF PREFERRED STOCK - In 1995, the Company raised net proceeds of $2,056,219 through a private placement sale of 23.75 units of Series A convertible preferred stock for $100,000 per unit. Each unit was convertible into 37,500 shares of common stock, and the preferred stock bore a cumulative annual dividend of 9%. The Company's chief executive officer purchased two units in the offering. During 1996, all of the outstanding preferred stock was converted into common stock. As of December 31, 1997, underwriter warrants for the purchase of 202,876 shares of common stock at an exercise price of $4.17 per share remain outstanding through June 9, 2000. If the preferred stock had been converted to common stock as of the beginning of 1996, net loss per share would have been $(.34) for 1996.

                         PROXYMED, INC. AND SUBSIDIARIES

         The Company has 1,870,000 authorized but unissued shares of preferred stock, par value $.01 per share, which is entitled to rights and preferences to be determined at the discretion of the Board of Directors.

     (c) TREASURY STOCK - In April 1997, the Company repurchased 110,000 shares of its common stock on the open market for $5.05 per share.

     (d) OTHER WARRANTS - In connection with the Company's initial public offering in 1993 and a private placement of common stock in 1994, warrants are outstanding to the underwriter and the placement agent for the purchase of up to 49,101 and 48,187 shares of common stock, respectively, at exercise prices of $3.94 and $3.06 per share through August 5, 1998 and August 19, 1999, respectively.

     (e) STOCK SPLIT - All share and per share data have been retroactively adjusted for a 3-for-2 stock split in June 1996.

 (6)  LICENSING AGREEMENTS

      (a)ELECTRONIC COMMERCE PARTNER ("ECP") AGREEMENTS - One of the Company's strategies for the distribution of its clinical and financial transaction processing services is its ECP program, through which the Company "partners" with leading physician office management information system vendors to develop software interfaces and provide other services that facilitate seamless on-line connectivity to ProxyNet from the software systems currently in use by large numbers of physicians throughout the United States. Typically under the ECP agreements, the Company shares in defined revenues paid by physicians to the ECP partners, and the ECP partners are entitled to a portion of all defined transaction fee revenue derived from the Company's prescription network services. The Company's ECP partners include Medical Manager Corp. ("MMC"), The Reynolds and Reynolds Company, IDX Systems Corporation, and Eclipsys Corporation. As part of the MMC agreement, the Company granted a five-year warrant to MMC for the purchase of 150,000 shares of common stock for $3.50 per share. MMC subsequently sold this warrant to an unrelated third party. The compensatory value of the MMC warrant, as well as a warrant for 37,500 shares exercisable at $4.17 per share issued in connection with a license agreement with Blue Cross and Blue Shield of Massachusetts, Inc. ("BCBSM") (see (c) below), and certain other stock options for 12,500 shares issued to two consultants, have been charged to expense in 1996 in the amount of $300,172. The weighted average fair value of each compensatory warrant and option was estimated at $1.50 at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.17%, expected life of 5 years, expected volatility of 60.8%, and no dividend yield.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     (b) BERGEN BRUNSWIG - In February 1996, the Company signed a marketing agreement with IntePlex, Inc. and Bergen Brunswig Drug Company, both of which are wholly-owned subsidiaries of Bergen Brunswig Drug Corporation (collectively "Bergen"), a major national pharmaceutical and medical supplies distributor. Under the agreement, Bergen paid a one-time, non-refundable fee of $1,000,000 for a non-exclusive limited license to market certain of the Company's products (as defined in the agreement) throughout the United States. The original term of the agreement was for 12 months, and automatically renews for successive 12 month periods unless terminated as provided under the agreement. The Company is prohibited from entering into similar arrangements for certain designated products with certain of Bergen's principal competitors, including other major national pharmaceutical and medical supplies distributors. Under the agreement, the Company pays Bergen from 10% to 30% of net sales (as defined) from the sale of these products, depending on the total annual volume of sales, including certain sales of the defined products not resulting from Bergen referrals, and including prescription transactions between participating physicians, pharmacies and managed care organizations over ProxyNet. To date, net sales (as defined) under this agreement are immaterial. The $1,000,000 fee was recorded as revenue in 1996. In addition, Bergen purchased $529,298 of computer equipment containing ProxyScript software in 1996, which is included in sales.

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

(7)   LOAN AGREEMENT

         The Company has a revolving loan agreement with a bank for borrowings of up to $5,000,000, subject to availability of suitable collateral. Outstanding borrowings bear interest at the prime rate less 3/4%, are due on demand and are collateralized by U.S. Treasury Notes and certificates of deposit. There were no borrowings outstanding as of December 31, 1997 or 1996.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(8)   PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 1997 and 1996:

                                                  1997             1996       Estimated useful lives
                                               -----------     -----------
   Furniture, fixtures and equipment           $   800,240     $   501,533        5 to 7 years
   Computer hardware and software                2,014,293       1,034,071          5 years
   Leasehold improvements                          189,908         139,480        Life of lease
                                               -----------     -----------
                                                 3,004,441       1,675,084
   Less accumulated depreciation                   681,267         605,422
                                               -----------     -----------
      Property and equipment, net              $ 2,323,174     $ 1,069,662
                                               ===========     ===========

         Depreciation expense was $499,000 in 1997, $297,000 in 1996 and $239,000 in 1995.

(9) ACCOUNTS PAVABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consists of the following at December 31, 1997 and 1996:

                                                           1997          1996
                                                       -----------   -----------
     Accounts payable                                  $ 2,671,182   $   399,353
     Accrued expenses related to sales of
        assets and subsidiary                                    -        59,914
     Accrued payroll, related costs and
        contractual employment obligations                 365,716        92,202
     Accrued expenses related to acquisitions              556,316             -
     Other accrued expenses                                645,859       113,281
                                                       -----------   -----------
        Total accounts payable and accrued expenses    $ 4,239,073   $   664,750
                                                       ===========   ===========

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(10)  INCOME TAXES

         The significant components of the deferred tax asset account is as follows at December 31, 1997 and 1996:

                                                        1997            1996
                                                     -----------    -----------
    Net operating losses - Federal                   $ 8,224,000    $ 4,386,000
    Net operating losses - State                       1,261,000        673,000
    In-process research and development technology     2,964,000              -
    Other - net (principally allowance for
         doubtful accounts and depreciation)            (125,000)      (166,000)
                                                     -----------    -----------
             Total deferred tax assets                12,324,000      4,893,000
    Less valuation allowance                         (12,324,000)    (4,893,000)
                                                     -----------    -----------
             Net deferred tax assets                 $         -    $         -
                                                     ===========    ===========

         Based on the weight of available evidence, a valuation allowance has been provided to offset the entire deferred tax asset amount. Net deferred assets and the valuation allowance recorded relating thereto increased by $7,431,000 in 1997 and $2,093,000 in 1996, primarily due to net operating losses, and in 1997, in-process research and development technology. Net operating loss carryforwards, which amount to $24,189,000 as of December 31, 1997, begin to expire in 2008.

         The benefit for income taxes differs from the amount computed by applying the statutory federal income tax rate to the net loss reflected on the Consolidated Statements of Operations due to the following:

                                                      1997     1996    1995
                                                    -------- -------  -------
    Federal income tax benefit at statutory rate       35.0 %   35.0 %   35.0 %
    State income tax benefit                            3.5      3.5      3.5
    Increase in valuation allowance                   (38.5)   (38.5)   (38.5)
                                                    -------  -------  -------
                                                          -        -        -
                                                    =======  =======  =======

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(11) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                         YEAR ENDING DECEMBER 31,
                                                                      1997         1996          1995
                                                                   -----------   --------     -----------
Cash paid for interest                                             $     3,230   $ 31,123     $   292,310
                                                                   ===========   ========     ===========

Warrants issued for acquisition of PreScribe technology (Note 3)   $   731,938   $      -     $         -
                                                                   ===========   ========     ===========

Acquisition and disposition of businesses:
   Contingent common stock issued for prior year acquisition       $       -     $      -     $    86,065
                                                                   ===========   ========     ===========

   Common stock issued for businesses acquired                     $ 2,056,452   $      -     $         -
   Debt issued for businesses acquired                               1,649,555          -               -
   Other acquisition costs accrued                                   1,131,759          -               -
   Details of acquisitions and dispositions:
      Working capital components, other than cash                     (688,757)         -       1,986,321
      In-process research and development technology                (8,467,098)         -               -
      Property and equipment                                          (485,517)         -       1,748,111
      Goodwill and other intangible assets                          (4,641,746)         -       1,002,239
      Capitalized software                                            (473,574)
      Other assets                                                           -          -        (222,447)
      Note payable                                                       9,375          -               -
      Net loss                                                               -          -         (70,380)
                                                                   -----------   --------     -----------
         Net cash from acquisitions and dispositions               $(9,909,551)  $      -     $ 4,443,844
                                                                   ===========   ========     ===========

(12)  SIGNIFICANT CUSTOMERS

         Approximately 65% of the Company's revenues for 1997 were from sales to the State of Florida or agencies thereof. Approximately 50% of the Company's revenues for 1996 were from sales to Bergen as more fully described in Note 6. Approximately 26% of the Company's revenues for 1995 were from sales to providers under contract with Humana Medical Plan, Inc. and Humana Health Insurance Company of Florida, Inc. (collectively referred to as Humana), an HMO with national operations.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(13)  STOCK OPTIONS

         The Company has three stock option plans for executives, directors and other key personnel, under which both incentive stock options and non-qualified options may be issued. Under such plans, options to purchase up to 1,226,250 shares of common stock may be granted. Options may be granted at prices equal to the fair market value at the date of grant, except that incentive stock options granted to persons owning more than 10% of the outstanding voting power must be granted at 110% of the fair market value at the date of grant. In order to qualify as an incentive stock option, the value of shares exercisable in any one calendar year cannot exceed $100,000 (as determined at the date of grant). The Company also has a stock option plan for outside directors under which options to purchase up to 300,000 shares of common stock may be granted at prices and with vesting periods as may be determined by the Board of Directors or the Compensation Committee thereof. In addition, as of December 31, 1997, options for the purchase of 502,200 shares were granted principally as inducements to newly-hired officers and employees. Stock options issued by the Company generally vest within three years, and expire up to ten years from the date granted. Stock option activity was as follows for the three years ended December 31, 1997:

                                   SHARES OF COMMON STOCK      WEIGHTED AVERAGE
                                   ----------------------
                                   AVAILABLE                 EXERCISE PRICE OF
                                   FOR GRANT   UNDER PLAN     SHARES UNDER PLAN
                                ------------   ----------     -----------------
   Balance, January 1, 1995         48,000         552,000           $4.15
   Options authorized              450,000               -               -
   Options granted                (679,875)        679,875           $3.61
   Options expired                 297,750        (297,750)          $4.32
                                ----------      ----------
   Balance, December 31, 1995      115,875         934,125           $3.73
   Options authorized              532,500               -               -
   Options granted                (875,250)        875,250           $5.20
   Options exercised                     -        (139,601)          $4.22
   Options expired                 231,124        (231,124)          $4.00
                                ----------      ----------
   Balance, December 31, 1996        4,249       1,438,650           $4.59
   Options authorized              457,200               -               -
   Options granted                (291,368)        291,368           $8.51
   Options exercised                     -         (87,900)          $6.22
   Options expired                       -         (14,000)          $7.04
                                ----------      ----------
   Balance, December 31, 1997      170,081       1,628,118           $5.18
                                ==========      ==========

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         The following table summarizes information regarding outstanding and exercisable options as of December 31, 1997:

                                   OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
          -----------------------------------------------------------------------       --------------------------------
                                             WEIGHTED AVERAGE        WEIGHTED                                WEIGHTED
          RANGE OF EXERCISE   NUMBER      REMAINING CONTRACTUAL      AVERAGE            NUMBER               AVERAGE
              PRICES        OUTSTANDING       LIFE (YEARS)         EXERCISE PRICE       EXERCISABLE       EXERCISE PRICE
          ----------------- -----------   ---------------------    --------------       -----------       --------------
          $3.17 - 4.00          870,750           2.90                 $3.53                833,250            $3.53
          $4.01 - 6.50          197,450           2.32                 $4.54                145,750            $4.39
          $6.51 - 10.00         559,918           6.89                 $7.96                234,751            $7.46
                            -----------                                                 -----------
                              1,628,118                                                   1,213,751
                            ===========                                                 ===========


         The following table summarizes information regarding options exercisable at of December 31, 1997:

                                                 1997         1996        1995
                                                 ----         ----        ----
          Number exercisable                   1,213,751     822,234     554,625
          Weighted average exercise price        $4.40       $4.10       $4.08

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans for options issued to employees. Had compensation cost for such options been recorded based upon the fair value at the grant date consistent with the methodology prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and basic and diluted net loss per share would have been $(19,269,832) and $(1.82) for 1997, $(3,723,924) and $(.49) for 1996, and $(3,271,095) and $(.68) for
1995, respectively. The weighted average grant date fair value of options granted ($3.13 in 1997, $2.31 in 1996, and $1.20 in 1995) was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                             1997          1996        1995
                                           ---------    ---------    --------
          Risk-free interest rate            6.33%         6.08%       6.04%
          Expected life                    5.3 years    7.0 years    5.0 years
          Expected volatility                74.7%         65.1%       59.4%
          Expected dividend yield             0.0%          0.0%        0.0%

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(14)  SEGMENT INFORMATION

         In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has classified the following reportable segments which are separately managed: Prescription drug dispensing, healthcare and EDI software and services, and network integration services. In 1995, the Company's focus changed from its drug dispensing operations to its healthcare and EDI operations. Intersegment sales are not material and there were no foreign sales for any years presented.

                                                  1997              1996           1995
                                              ------------     ------------     -----------

     Net sales:
          Prescription drug dispensing        $  1,335,060     $  1,168,144     $ 7,573,803
          Healthcare EDI and software
             products and services               1,817,122        1,886,007          49,000
          Network integration services           7,779,787                -               -
                                              ------------      -----------     -----------
                                              $ 10,931,969     $  3,054,151     $ 7,622,803
                                              ============      ===========     ===========

     Operating income (loss):
          Prescription drug dispensing        $     18,050     $     36,063     $  (243,294)
          Healthcare EDI and software
             products and services              (7,369,360)      (1,596,925)       (753,588)
          Network integration services             224,947                -               -
          Corporate                             (3,190,801)      (2,744,431)     (1,630,000)
                                              ------------     ------------     -----------
                                              $(10,317,164)    $ (4,305,293)    $(2,626,882)
                                              ============     ============     ===========

     Depreciation and amortization:
          Prescription drug dispensing        $     15,003     $     12,907     $   124,373
          Healthcare EDI and software
             products and services                 873,924          209,681          93,510
          Network integration services              69,373                -               -
          Corporate                                120,000          100,000          80,000
                                              ------------     ------------     -----------
                                              $  1,078,300     $    322,588     $   297,883
                                              ============     ============     ===========

     Capital expenditures and purchased
        and capitalized software:
          Prescription drug dispensing        $     16,264     $     10,000     $    30,000
          Healthcare EDI and software
             products and services               4,297,152        1,106,448         317,988
          Network integration services             155,026                -               -
          Corporate                                100,000          120,000          41,597
                                              ------------     ------------     -----------
                                              $  4,568,442     $  1,236,448     $   389,585
                                              ============     ============     ===========

     Total assets:
          Prescription drug dispensing        $    996,545     $    910,685     $ 1,293,812
          Healthcare EDI and software
             products and services              12,228,222        1,952,686         416,382
          Network integration services           2,402,150                -               -
          Corporate                              3,976,204       12,831,684       3,283,143
                                              ------------     ------------     -----------
                                              $ 19,603,121     $ 15,695,055     $ 4,993,337
                                              ============     ============     ===========

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(15)      COMMITMENTS AND OTHER

        (a) LEASES - The Company leases certain premises and equipment under operating leases which expire on various dates through 2002. The leases for the premises contain renewal options, and require the Company to pay such costs as property taxes, maintenance and insurance. Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year are as follows: $471,697 in 1998, $239,272 in 1999,
             $142,082 in 2000, $61,145 in 2001, and $9,224 in 2002. The
             Company's obligations under capital leases are not material. Total rent expense for all operating leases amounted to $372,000 in 1997, $119,000 in 1996 and $161,000 in 1995.

        (b) EMPLOYMENT AGREEMENTS - The Company has employment agreements with certain of its officers and employees for terms of up to three years, with compensation for up to nine months if terminated under certain conditions.

        (c) DUE FROM OFFICER - Included in Other Receivables at December 31, 1997 is a 7-3/4% demand loan in the amount of $350,000 due from the Company's chief executive officer. The officer has agreed to collateralize the loan pursuant to pledges of securities, including shares of the Company's common stock, satisfactory to the Company's Board of Directors.

(16)      SUBSEQUENT SALE OF COMMON STOCK

         On February 20, 1998, the Company agreed to sell 500,000 shares of common stock at $6.50 per share in a private placement to an investor of which $1,625,000 has been paid, and $1,625,000 will be paid by March 30, 1998.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of
ProxyMed, Inc.

Our report on the consolidated financial statements of ProxyMed, Inc. and subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on page F-23 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand L.L.P.
----------------------------
Coopers & Lybrand L.L.P.

Miami, Florida
February 24, 1998

                         PROXYMED, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                               ALLOWANCE FOR DOUBTFUL ACCOUNTS
                ---------------------------------------------------------------------------------------------------
                                                          ADDITIONS
                                         -----------------------------------------

 YEAR ENDED     BALANCE AT BEGINNING     CHARGED TO COSTS AND     CHARGED TO OTHER                   BALANCE AT END
DECEMBER 31,        OF PERIOD                  EXPENSES              ACCOUNTS (1)      DEDUCTIONS       OF PERIOD
------------    --------------------     --------------------     ----------------     ----------    --------------
   1997         $             16,712                  121,771              138,630         34,565         $ 242,548
                ====================     ====================     ================     ==========    ==============

   1996
         $            106,625                    8,105                    -         98,018         $  16,712
                ====================     ====================     ================     ==========    ==============

(1) Acquired through acquisitions of CMS and USHDI

                                 EXHIBIT INDEX


EXHIBIT             DESCRIPTION

10.19 Employment Agreement between the Company and James Pickering dated November 10, 1997.

21       Subsidiaries of the Registrant

23       Consent of Coopers & Lybrand L.L.P.

27       Financial Data Schedule