Form 10-Q
period 1998-03-31
PROXYMED INC /FT LAUDERDALE/
filed 1998-05-13
CIK 906337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended MARCH 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________to__________________

Commission file number: 0-22052

                                 PROXYMED, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

                                 (954) 473-1001
                         -------------------------------
                         (Registrant's telephone number)

  ----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          COMMON STOCK, $.001 PAR VALUE
                     12,544,868 SHARES AS OF APRIL 24, 1998

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

                         PROXYMED, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                      MARCH 31,       DECEMBER 31,
                                                        1998             1997
                                                    ------------      ------------
                  ASSETS
Current assets:
    Cash and cash equivalents                       $  3,513,083      $  2,654,423
    Accounts receivable - trade, net                   2,940,089         2,364,455
    Other receivables                                    860,780           826,998
    Inventory                                            920,702         1,202,431
    Other current assets                                 301,990           319,838
                                                    ------------      ------------
     Total current assets                              8,536,644         7,368,145
Property and equipment, net                            2,422,396         2,323,174
Capitalized software costs, net                        4,590,110         4,730,268
Goodwill and other intangible assets, net              5,011,206         5,138,473
Other assets                                              48,810            43,061
                                                    ------------      ------------

     Total assets                                   $ 20,609,166      $ 19,603,121
                                                    ============      ============

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt               $    750,000      $    735,980
    Accounts payable and accrued expenses              3,321,897         4,239,073
    Deferred revenue                                     542,584           426,686
                                                    ------------      ------------
     Total current liabilities                         4,614,481         5,401,739
    Long-term debt                                     1,074,760         1,049,630
                                                    ------------      ------------
     Total liabilities                                 5,689,241         6,451,369
                                                    ------------      ------------
Stockholders' equity:
    Common stock - $.001 par value. Authorized
     20,000,000 shares; issued and outstanding
     12,537,579 (after deducting 110,000
     shares in treasury) and 11,781,872 shares,
     respectively                                         12,538            11,782
    Additional paid-in capital                        47,687,420        42,695,386
    Accumulated deficit                              (31,268,033)      (29,555,416)
    Stock subscription receivable                     (1,512,000)             --
                                                    ------------      ------------
     Total stockholders' equity                       14,919,925        13,151,752
                                                    ------------      ------------

     Total liabilities and stockholders' equity     $ 20,609,166      $ 19,603,121
                                                    ============      ============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                       1998             1997
                                                   -----------      -----------
Revenues:
    Services and license fees                      $ 3,308,681      $   120,572
    Prescription drugs and computer systems          1,539,235          309,594
                                                   -----------      -----------
                                                     4,847,916          430,166
                                                   -----------      -----------
Costs and expenses:
    Cost of sales                                    1,769,854          218,208
    Selling, general and
      administrative expenses                        4,148,048        1,904,494
    Depreciation and amortization                      630,673          100,263
                                                   -----------      -----------
                                                     6,548,575        2,222,965
                                                   -----------      -----------

      Operating loss                                (1,700,659)      (1,792,799)

Other income (expense):
    In-process research and
      development technology                              --         (4,300,000)
    Interest, net                                      (11,958)         135,919
                                                   -----------      -----------
      Net loss applicable to
          common shareholders                      $(1,712,617)     $(5,956,880)
                                                   ===========      ===========

Basic and diluted loss per share
    of common stock                                $      (.14)     $      (.62)
                                                   ===========      ===========

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                       1998             1997
                                                   -----------      -----------
Cash flows from operating activities:
    Net loss                                       $(1,712,617)     $(5,956,880)
    Adjustments to reconcile net loss
      to net cash used in operating
      activities:
         Depreciation and amortization                 630,673          100,263
         Acquired in-process research and
           development technology                         --          4,300,000
         Amortization of covenant not-
           to-compete                                  (20,000)         (20,000)
         Provision for doubtful accounts                43,875            1,500
         Changes in assets and liabilities,
            net of effect of acquisition:
           Accounts and other receivables             (653,290)         463,043
           Inventory                                   281,729           12,354
           Accounts payable and accrued
             expenses                               (1,102,516)        (143,244)
           Deferred revenue                            135,898          (18,358)
           Other, net                                  112,156          (23,810)
                                                   -----------      -----------
      Net cash used in operating
        activities                                  (2,284,092)      (1,285,132)
                                                   -----------      -----------
Cash flows from investing activities:
    Acquisition of business, net of
      cash acquired                                       --         (2,745,644)
    Maturities of U.S. Treasury Notes                     --          1,506,558
    Capital expenditures                              (238,038)        (110,373)
    Purchased and capitalized software                (100,000)        (275,360)
                                                   -----------      -----------
      Net cash used in investing activities           (338,038)      (1,624,819)
                                                   -----------      -----------
Cash flows from financing activities:
    Net proceeds from sale of common
      stock (Note 5)                                (3,250,000)            --
    Proceeds from exercise of stock options
      and warrants                                     230,790           21,751
    Payment of notes payable                              --             (9,375)
                                                   -----------      -----------
      Net cash provided by financing
        activities                                   3,480,790           12,376
                                                   -----------      -----------

Net increase (decrease) in cash                        858,660       (2,897,575)
Cash and cash equivalents at beginning
  of period                                          2,654,423        6,020,358
                                                   -----------      -----------
Cash and cash equivalents at end
  of period                                        $ 3,513,083      $ 3,122,783
                                                   ===========      ===========

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements of ProxyMed, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

     The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. Reference is made to the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain prior period amounts have been reclassified to conform with the current period presentation.

(2) REVENUE RECOGNITION - Revenue from sales of software, software licenses and computer hardware is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. The same criteria is applied to each element of multiple element arrangements after allocating the amounts paid to individual elements based on vendor-specific objective evidence of fair value. Transaction fee revenue is recorded in the period the service is rendered. Revenue from software rentals and maintenance fees is recognized ratably over the applicable period. Revenue from the Company's prescription drug dispensing activities is reported at net realizable amounts from insurance providers and patients at the time the individual prescriptions are delivered to the patients.

(3) INVENTORY - Inventory, consisting of finished goods, is stated at the lower of cost (first-in, first-out method) or market.

(4) NET LOSS PER SHARE - Basic loss per share of common stock is computed by dividing net loss applicable to common shareholders by the weighted average shares of common stock outstanding during the period (11,858,345 shares and 9,568,972 shares for the three months ended March 31, 1998 and 1997, respectively). Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock. Stock options, warrants and contingent shares totaling 2,842,529 and 2,572,464 shares at March 31, 1998 and 1997, respectively, were excluded from the calculation of diluted per share results for both periods presented because their effect was antidilutive.

(5) CAPITAL TRANSACTIONS - On February 20, 1998, the Company sold 500,000 shares of unregistered common stock at $6.50 per share in a private placement to Bellingham Industries Inc. ("Bellingham"). Net proceeds from this sale were $3,250,000. Additionally, on March 3, 1998, the Company sold 200,000 shares of unregistered common stock at $7.56 per share under a private placement subscription agreement to Bellingham. Net proceeds from this sale totaling $1,512,000 were received on April 24, 1998. As part of the latter sale, the Company issued a five-year warrant to Bellingham for the purchase of 100,000 shares of the Company's common stock at $7.56 per share. Based on information provided by Bellingham as of April 24, 1998, it beneficially owned 5,151,210 shares or approximately 40.3% of the Company's outstanding stock.

(6) SOURCE CODE LICENSE SALES - On March 30, 1998 the Company sold a non-exclusive source code license and related services for ProxyCare(TM), its advanced online information system for pharmacies affiliated with long-term care facilities, to a national institutional pharmacy company for $1,800,000. Of this amount, $1,500,250 was earned and recorded as revenue in the quarter ended March 31, 1998 and the balance will be recorded as revenue in subsequent periods as services are performed. Additionally, on April 17, 1998, the Company sold a similar license to another national institutional pharmacy company for $1,800,000. In addition to the source code license, both sales include ongoing network services, database subscriptions and implementation support services for which recurring revenues will be earned as provided for in the agreements.

(7) NEW ACCOUNTING PRONOUNCEMENTS - Effective December 31, 1997, the Company adopted Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition." The adoption of SOP No. 97-2 did not have a material effect on the timing of the Company's revenue recognition. Also effective December 31, 1997, the Company adopted SOP No. 98-1, "Accounting for the the Costs of Computer Software Developed or Obtained for Internal Use." When indications of impairment are present, the carrying value of such software is assessed based upon an analysis of estimated future cash flows on an undiscounted basis and before interest charges. The adoption of SOP No. 98-1 did not have a material effect on the Company's financial statements.

(8) SUBSEQUENT EVENTS - PROPOSED ACQUISITION - On April 24, 1998, the Company entered into a definitive agreement to acquire the all of the capital stock of WPJ, Inc. (d/b/a Integrated Medical Systems or "IMS") a California corporation engaged in the business of processing electronic medical claims and other financial EDI transactions. The purchase price consists of $20,620,000 in cash and $6,750,000 in ProxyMed common stock (481,836 shares). The closing date for this transaction is scheduled for May 15, 1998. This acquisition will be accounted for under the purchase method of accounting. The Company plans to raise the funds necessary to consummate this acquisition through a private placement sale of common stock.

(9)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                 THREE MONTHS ENDED MARCH 31,
                                                    1998              1997
                                                ----------        -----------
Acquisition of business:
 Common stock issued for business acquired      $    --           $   760,452
 Debt issued for business acquired                   --             1,649,555
 Other acquisition costs accrued                     --               225,000
 Details of acquisitions:
  Working capital components, other than cash        --                21,549
  In-process research and development technology     --            (4,300,000)
  Property and equipment                             --                (1,432)
  Goodwill and other intangible assets               --            (1,001,872)
  Other assets                                       --              (108,271)
  Note payable                                       --                 9,375
                                                ----------        -----------
     Net cash from acquisition                  $    --           $(2,745,644)
                                                ==========        ===========

(10) SEGMENT INFORMATION -The Company operates in the following reportable segments which are separately managed: Prescription drug dispensing, healthcare EDI and software products and services, and network integration services. Intersegment sales are not material and there were no foreign sales for any periods presented.

                                                THREE MONTHS ENDED MARCH 31,
                                                   1998                 1997
                                              -----------           -----------
Net sales:
    Prescription drug dispensing              $   343,522           $   297,520
    Healthcare EDI and software
      products and services                     2,878,064               132,646
    Network integration services                1,626,330                  --
                                              -----------           -----------
                                              $ 4,847,916           $   430,166
                                              ===========           ===========

Operating loss:
    Prescription drug dispensing              $   (11,516)          $   (20,205)
    Healthcare EDI and software
      products and services                      (647,015)           (1,191,565)
    Network integration services                 (207,134)                 --
    Corporate                                    (834,994)             (581,029)
                                              -----------           -----------

                                              $(1,700,659)          $(1,792,799)
                                              ===========           ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS OF OPERATIONS

GENERAL

      The Company is a healthcare information systems company providing healthcare technology software products and online clinical and financial transaction processing services to physicians through their existing practice management information systems, as well as connectivity to various healthcare providers (such as pharmacies, labs, hospitals, insurers and managed care organizations) through ProxyNet(TM), the Company's national healthcare information network. In addition, the Company derives revenue from network integration services and related computer hardware sales, and through the dispensing of prescription drugs to patients who reside in long-term care facilities. Substantially all of the Company's services have been provided from its operating facilities located in Florida and Texas. The Company's operations are subject to extensive and evolving statutory and regulatory framework on both the state and federal levels.

      This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements relating to the Company's growth strategy, which is based upon the Company's interpretation and analysis of healthcare industry trends and management's ability to successfully develop, implement, market and sell its online transaction processing services to physicians and other healthcare providers. This strategy assumes that physicians will prefer "one-stop shopping" for online services and that the Company will be able to successfully acquire or develop all of the necessary clinical and financial transaction sets and implement them into the Company's existing products and services. This strategy also assumes that the Company will be able to successfully develop and execute its strategic relationships, especially with the providers of information systems to physicians under the Company's Electronic Commerce Partner ("ECP") program, and with pharmacy chains, independent pharmacy owners and pharmacy information vendors. Many known and unknown risks, uncertainties and other factors may cause these assumptions to prove incorrect and may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Additionally, all of the Company's software and EDI products, including without limitation, any parts or components thereof, when used prior to, during and after the turn-of-the-century, are programmed to process turn-of-the-century dates. The Company continuing its review of its internal business and computer systems, and is querying its customers, vendors and resellers as to their progress in identifying and addressing problems that their computer systems may face in correctly interrelating and processing date information as the year 2000 approaches and is reached. Based on the results of such efforts achieved to date, the expenses of the Company's continuing efforts to identify and address any such issues, or the expenses or liabilities to which the Company may become subject as a result of such issues, are not considered to be material.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998, COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

      NET SALES. Consolidated net revenue for the three months ended March 31, 1998 increased by $4,417,750, or 1,027%, to $4,847,916 from consolidated net revenue of $430,166 for the three months ended March 31, 1997. The increase in net revenue resulted from the following: (i) network integration services segment sales were $1,626,330 in the 1998 period compared to no such sales in the 1997 period, due to the acquisition of Hayes Computer Systems, Inc. ("HCS") in April 1997; (ii) as a result of the acquisitions of Clinical MicroSystems, Inc. ("CMS"), U.S. HealthData Interchange, Inc. ("USHDI") and the PreScribe(TM) software product at various times throughout 1997, healthcare EDI and software products and services segment sales increased by approximately $954,000 over the prior period levels; (iii) the Company's first sale of its ProxyCare(TM) software license, an advanced online information system for pharmacies affiliated with long-term care facilities totaling $1,500,250; and (iv) other increases in revenue ($337,000).

      GROSS PROFIT MARGIN. Consolidated gross profit margin for the three months ended March 31, 1998 was 63% compared to 49% for the three months ended March 31, 1997. This increase is due to the impact of higher sales in the 1998 period for the healthcare EDI and software products and services segment. The gross margin for this segment was 84% in the 1998 period compared to 85% in 1997 period, which is primarily attributable to the Company's sales and licensing of its software products and annual software support contracts that typically carry high gross profit margins. The gross profit margin in the network integration services segment was 33% in the 1998 period due to the concentration of lower margin hardware products. The gross profit margin in the drug dispensing segment was 34% in both the 1998 and 1997 periods.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses for the three months ended March 31, 1998 increased by $2,243,554, or 118%, to $4,148,048 from consolidated selling, general and administrative expenses of $1,904,494 for the three months ended March 31, 1997. The increase in selling, general and administrative expenses resulted from the following: (i) additional payroll and related costs from the acquisitions of HCS, CMS and USHDI, corporate management and administration, and internal growth for the core healthcare EDI and software products and services segment ($1,800,000); (ii) additional marketing expenses including attendance at national and local trade shows, print ads, and travel to potential customers primarily for the healthcare EDI and software products and services segment ($75,000), (iii) telecommunication costs including those related to the Company's further development of its ProxyNet(TM) network and the network integration services segment ($159,000); (iv) consulting fees to various software and business consultants primarily for the healthcare EDI and software products and services segment (decrease of $135,000); (v) occupancy costs primarily associated with the acquisitions in 1997 and additional facilities for product development and sales ($143,000); and (vi) net increases in various other selling, general and administrative expenses ($202,000). Consolidated selling, general and administrative expenses as a percentage of consolidated net sales decreased to 86% in the 1998 period from 443% in the 1997 period, as the rate of increase in sales in 1998 exceeded the rate of increase in selling, general and administrative expenses.

      DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expense increased $530,410, or 529%, to $630,673 for the three months ended March 31, 1998 from $100,263 for the three months ended March 31, 1997. This increase was primarily due to the following four factors: (i) amortization of capitalized software costs for healthcare EDI and software products and services, many of which were completed in 1997 ($210,000), (ii) exclusivity charges payable to Walgreen's associated with the acquisition of the PreScribe(TM) software which was acquired in June 1997 ($125,000), (iii) amortization charges for goodwill and other intangible assets associated with the Company's acquisitions completed in 1997 ($121,000), and (iv) increases in depreciation for new equipment purchases ($74,000).

      INTEREST, NET. The Company incurred net interest expense of $11,958 in the three months ended March 31, 1998 compared to net interest income of $135,919 in the three months ended March 31, 1997. The charge is due primarily to lower average cash balances resulting from increased operating and acquisition activities, and interest expense in 1998 imputed on the obligations incurred upon the acquisition of CMS.

      OTHER. As a result of the acquisition of CMS, the Company recorded a charge of $4,300,000 in 1997 related to the expensing of in-process research and development technology. As of March 31, 1998, all significant costs to complete the projects related to this technology have been incurred. Additionally, the Company is unaware of any uncertainties that may affect the carrying value of such projects which may have a material impact on future operating results.

      NET LOSS. As a result of the foregoing, the Company recorded a net loss of $1,712,617 for the three months ended March 31, 1998, as compared to a net loss of $5,956,880 for the three months ended March 31, 1997. The Company believes it is making progress in its acquisition strategy, strategic relationships and other plans to increase the usage of its healthcare information technology products and services to achieve requisite economies of scale. However, the Company anticipates that it will continue to incur operating losses until it generates substantial recurring revenues from these products and services. There can be no assurance that the Company will realize a significant level of recurring revenues from the sale of its products and services, or that revenues from these operations or those of its recently acquired businesses and any future acquisitions will ultimately result in significant reductions in losses or achievement of profitability.

LIQUIDITY AND CAPITAL RESOURCES

      In the three month period ended March 31, 1998, cash used in operating activities totaled $2,284,092. These activities were financed through available cash resources, the private placement sale of 500,000 shares of the Company's common stock resulting in net proceeds of $3,250,000, and $230,790 in proceeds from the exercise of stock options and warrants. After these receipts and expenditures, the Company had cash and cash equivalents totaling $3,513,083 as of March 31, 1998. These available funds continue to be used for operations, the further development and marketing of the Company's products and services, equipment and other general corporate purposes. In addition, the Company is continuously evaluating acquisition opportunities (including IMS) that add synergies to the Company's product offerings and business strategy.

      The Company has a revolving bank line of credit of up to $5,000,000, subject to availability of suitable collateral, which is scheduled to expire in August 1998. Borrowings, if any, are due on demand, collateralized by certificates of deposit and U.S. Treasury Notes, and bear interest at the prime rate less 3/4%. There are no outstanding borrowings on this line of credit as of March 31, 1998. Prior to expiration of this line of credit, the Company intends to renew or renegotiate this arrangement with its current bank or seek an alternative sources at similar or more favorable terms, depending upon market conditions.

      As a result of the acquisitions of CMS, HCS and PreScribe(TM) in 1997, the Company is obligated to make certain payments in the next 12 months. These payments are as follows: $750,000 for CMS (which was paid on April 28, 1998), $1,000,000 for HCS with at least 50% in cash and the balance, if any, in common stock, and $500,000 for PreScribe(TM).

      As described in the Note 8 to the consolidated financial statements, the Company has entered into a definitive agreement to acquire the capital stock of IMS. This transaction is scheduled to close on May 15, 1998. The Company plans to raise the cash portion of the purchase price ($20,620,000) through a private placement offering of common stock.

      The ratio of current assets to current liabilities was 1.8 times in the 1998 period compared to 1.4 times in the 1997 period. This increase is primarily due to the receipt of cash from sales of common stock and the use of funds to pay accounts payable, as well as an increase in accounts receivable in the healthcare EDI and software products and services segment. Accounts receivable turnover for the Company was 6.6 times in the 1998 period compared to 2.3 times in the 1997 period. Inventory turnover was 6.7 times for the Company in the 1998 period compared to 4.6 times in the 1997 period. The increase in both ratios reflect the favorable impact of the acquisitions in 1997.

      As noted above, the Company expects to continue to incur negative net cash flow from operations until it begins receiving substantial recurring revenues from the sale of its healthcare EDI and software products and services and/or from cash generated by its network integration services segment. Management is committed to the strategy of investing funds in further marketing and development of its products and services and may pursue additional acquisitions which are deemed to be in accordance with its business strategy, both of which require additional equity or debt financing. However, there can be no assurances that such financing will be available under terms and conditions acceptable to the Company.

                           PART II - OTHER INFORMATION

ITEM 2 - CHANGE IN SECURITIES

     (c) On February 20, 1998, the Company sold 500,000 shares of unregistered common stock for $6.50 per share to Bellingham Industries, Inc. ("Bellingham"). Additionally, on March 3, 1998, the Company sold 200,000 shares of unregistered common stock for $7.56 per share under a subscription agreement to Bellingham. Such issuances are exempt from the registration provisions of Section 5 of the Securities Act of 1933, as amended (the "Act"), by virtue of Section 4(2) of the Act. The Company has agreed to file a registration statement for such shares under the Act upon demand. No underwriting discounts or commissions were paid in connection with these sales.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

         27      Financial Data Schedule.

     (b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PROXYMED, INC.
                                           (Registrant)

MAY 12, 1998                              /s/ BENNETT MARKS
------------                              -------------------------------------
   (Date)                                 Bennett Marks
                                          Executive Vice President - Finance,
                                          Chief Financial Officer and Principal
                                          Accounting Officer

                                INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                 DESCRIPTION
  -------                -----------

     27                  Financial Data Schedule.