Form 10-Q
period 1998-06-30
PROXYMED INC /FT LAUDERDALE/
filed 1998-08-13
CIK 906337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to ___________________

Commission file number: 0-22052

                                 PROXYMED, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          FLORIDA                                           65-0202059
------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


2501 DAVIE ROAD, SUITE 230, FT. LAUDERDALE, FLORIDA            33317
---------------------------------------------------          ---------
(Address of principal executive offices)                     (Zip Code)

                                 (954) 473-1001
                         -------------------------------
                         (Registrant's telephone number)



   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

                          COMMON STOCK, $.001 PAR VALUE
                     15,656,943 SHARES AS OF AUGUST 7, 1998

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

                         PROXYMED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  JUNE 30,      DECEMBER 31,
                               ASSETS                               1998            1997
                                                               -----------      ------------
Current assets:
     Cash and cash equivalents                                 $  3,751,145     $  2,654,423
     Accounts receivable - trade, net                             7,040,187        2,364,455
     Notes and other receivables                                    701,099          826,998
     Inventory                                                    1,324,323        1,202,431
     Other current assets                                           380,734          319,838
                                                               ------------     ------------
       Total current assets                                      13,197,488        7,368,145
Property and equipment, net                                       2,836,421        2,323,174
Goodwill, net                                                    18,223,646        4,338,515
Purchased and capitalized software costs, net                    15,772,807        5,530,226
Other assets                                                        544,825           43,061
                                                               ------------     ------------

       Total assets                                            $ 50,575,187     $ 19,603,121
                                                               ============     ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                         $    467,096     $    735,980
     Accounts payable and accrued expenses                        4,268,972        4,239,073
     Deferred revenue                                               730,215          426,686
                                                               ------------     ------------
       Total current liabilities                                  5,466,283        5,401,739
     Long-term debt                                                 635,159        1,049,630
                                                               ------------     ------------
       Total liabilities                                          6,101,442        6,451,369
                                                               ------------     ------------
Stockholders' equity:
     Common stock - $.001 par value. Authorized
       50,000,000 shares; issued and outstanding
       15,656,943 (after deducting 110,000 shares in
       treasury) and 11,781,872 shares, respectively                 15,657           11,782
     Additional paid-in capital                                  78,911,825       42,695,386
     Accumulated deficit                                        (34,453,737)     (29,555,416)
                                                               ------------     ------------
       Total stockholders' equity                                44,473,745       13,151,752
                                                               ------------     ------------

       Total liabilities and stockholders' equity              $ 50,575,187     $ 19,603,121
                                                               ============     ============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                     THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                     ---------------------------        ----------------------------
                                         1998            1997               1998            1997
                                     ------------    ------------       ------------    ------------
Revenues:
     Services and license fees       $  3,670,525    $    701,286       $  6,979,206    $    821,858
     Prescription drugs and
        computer systems                3,776,766       2,638,437          5,316,001       2,948,031
                                     ------------    ------------       ------------    ------------
                                        7,447,291       3,339,723         12,295,207       3,769,889
                                     ------------    ------------       ------------    ------------
Costs and expenses:
     Cost of sales                      3,585,985       2,229,062          5,355,839       2,447,270
     Selling, general and
        administrative expenses         4,198,235       2,641,629          8,346,283       4,546,123
     Depreciation and amortization      2,029,304         165,601          2,659,977         265,864
                                     ------------    ------------       ------------    ------------
                                        9,813,524       5,036,292         16,362,099       7,259,257
                                     ------------    ------------       ------------    ------------

        Operating loss                 (2,366,233)     (1,696,569)        (4,066,892)     (3,489,368)

Other income (expense):
     In-process research and
        development technology           (859,830)     (4,332,654)          (859,830)     (8,632,654)
     Interest, net                         40,359          36,443             28,401         172,362
                                     ------------    ------------       ------------    ------------

        Net loss                     $ (3,185,704)   $ (5,992,780)      $ (4,898,321)   $(11,949,660)
                                     ============    ============       ============    ============

Basic and diluted loss per share
     of common stock                 $       (.23)   $       (.59)      $       (.38)   $      (1.21)
                                     ============    ============       ============    ============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                       ----------------------------
                                                                            1998            1997
                                                                       ------------    ------------
Cash flows from operating activities:
     Net loss                                                          $ (4,898,321)   $(11,949,660)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
            Depreciation and amortization                                 2,659,977         265,864
            Acquired in-process research and
                development technology                                      859,830       8,632,654
            Provision for doubtful accounts                                  81,077          19,570
            Amortization of covenant not-to-compete                         (20,000)        (40,000)
            Changes in assets and liabilities, net of
              effect of acquisitions:
                Accounts and other receivables                           (3,985,408)     (1,492,034)
                Inventory                                                  (121,892)        (26,176)
                Accounts payable and accrued expenses                    (1,460,897)      1,081,010
                Deferred revenue                                            323,529        (102,446)
                Other, net                                                  (63,566)        (50,007)
                                                                       ------------    ------------
        Net cash used in operating activities                            (6,625,671)     (3,661,225)
                                                                       ------------    ------------
Cash flows from investing activities:
     Acquisition of businesses, net of cash acquired (Notes 6 and 10)   (20,529,340)     (5,892,770)
     Payment of prior acquisition contingency (Note 6)                     (500,000)           --
     Maturities of U.S. Treasury Notes                                         --         3,000,000
     Capital expenditures                                                  (373,000)       (483,394)
     Purchased and capitalized software                                    (274,067)     (2,509,679)
                                                                       ------------    ------------
        Net cash used in investing activities                           (21,676,407)     (5,885,843)
                                                                       ------------    ------------
Cash flows from financing activities:
     Net proceeds from sale of common stock (Note 7)                     29,011,999       8,259,250
     Proceeds from exercise of stock options and warrants                 1,362,991         541,119
     Purchase of treasury stock                                                --          (554,958)
     Payment of long-term debt                                             (750,000)           --
     Payment of loans and notes payable                                    (226,190)         (9,375)
     Draw on line of credit                                                    --         2,500,000
     Repayment of line of credit                                               --        (2,500,000)
                                                                       ------------    ------------
        Net cash provided by financing activities                        29,398,800       8,236,036
                                                                       ------------    ------------

Net increase (decrease) in cash                                           1,096,722      (1,311,032)
Cash and cash equivalents at beginning of period                          2,654,423       6,020,358
                                                                       ------------    ------------
Cash and cash equivalents at end of period                             $  3,751,145    $  4,709,326
                                                                       ============    ============

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

     The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. Reference is made to the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

(4) CHANGE IN ACCOUNTING ESTIMATE - Goodwill previously recorded from the acquisitions of Clinical MicroSystems, Inc. ("CMS") in March 1997 and US HealthData Interchange, Inc. ("USHDI") in November 1997 is being amortized on the straight-line method over 3 years beginning April 1, 1998. Goodwill from these acquisitions was previously being amortized on the straight-line method over 15 years. This change in estimate results in an additional amortization expense of approximately $243,000 per quarter.

(5) NET LOSS PER SHARE - Basic loss per share of common stock is computed by dividing net loss by the weighted average shares of common stock outstanding during the period (12,815,336 shares and 9,886,040 shares for the six months ended June 30, 1998 and 1997, respectively; and 13,772,326 shares and 10,203,109 shares for the three months ended June 30, 1998 and 1997, respectively). Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock; however, stock options, warrants and contingent shares totaling 2,673,596 and

     3,001,686 shares at June 30, 1998 and 1997, respectively, were excluded from the calculation of diluted per share results for both periods presented because their effect was antidilutive.

(6)  ACQUISITION OF BUSINESSES

     (a) INTEGRATED MEDICAL SYSTEMS - On May 19, 1998, the Company acquired 100% of the capital stock of WPJ, Inc., d/b/a Integrated Medical Systems ("IMS"), a privately-owned company based in Santa Ana, California. IMS provides electronic processing of transactions including medical claims, encounters and other financial transactions. The purchase price was $26,515,325, consisting of $20,620,000 in cash, 481,836 unregistered shares of the Company's common stock and $550,000 in acquisition related costs. The acquisition was accounted for as a purchase. The cash portion of the purchase price was funded through the private placement sale of common stock (see Note 7). The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of approximately $14,901,000 has been recorded as goodwill, and is being amortized on the straight-line basis over 3 years.

         The following unaudited pro forma summary presents the consolidated results of operations of the Company, CMS, Hayes Computers Systems, Inc. ("HCS"), USHDI and IMS as if the acquisitions of these businesses had occurred at the beginning of 1997, including additional pro forma amortization of goodwill and other intangibles of $3,473,923 and $5,010,555 for the six months ended June 30, 1998 and 1997, respectively, but excluding one-time charges for acquired in-process research and development technology. These pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place at those dates, or of results which may occur in the future.

                                           SIX MONTHS ENDED JUNE 30,
                                           -------------------------
                                             1998              1997
                                           -------           -------
          Revenues                         $13,932,886       $ 9,736,446
          Net loss                         $(7,388,262)      $(9,752,666)
          Basic and diluted net loss
               per share of common stock   $     (0.49)      $     (0.74)


     (b) CONTINGENCY PAYMENT - On June 26, 1998, the Company paid $500,000 in cash and 30,303 shares of unregistered common stock to the former owner of HCS for meeting certain operating criteria in the 12-month period subsequent to the April 1997 acquisition of HCS, as defined in the asset purchase agreement. As a result, the Company allocated this contingent payment to the long-term assets acquired, as follows:
         $859,830 to in-process research and development technology (which is expensed), $85,617 to property and equipment, and $54,553 to capitalized software.

(7) CAPITAL TRANSACTIONS - On February 20, 1998, the Company sold 500,000 shares of unregistered common stock at $6.50 per share in a private placement to Bellingham Industries Inc. ("Bellingham"). Additionally, on March 3, 1998, the Company sold 200,000 shares of unregistered common stock at $7.56 per share under a private placement subscription agreement to Bellingham. As part of the latter sale, the Company issued a five-year warrant to Bellingham for the purchase of 100,000 shares of the Company's common stock at $7.56 per share.

     On May 19, 1998 and June 1, 1998 the Company sold an aggregate of 2,313,416 shares of unregistered common stock at $11.00 per share in a private placement resulting in net proceeds of $24,250,000 after costs of $1,197,866. Bellingham purchased 1,363,632 shares in the offering for $15,000,000. Of the funds raised, $20,620,000 was used for the acquisition of IMS (see Note 6).

     Based on information provided by Bellingham as of August 7, 1998, it beneficially owned 6,514,842 shares or approximately 41% of the Company's outstanding common stock.

(8) SOURCE CODE LICENSE SALES - On March 30, 1998 the Company sold a non-exclusive source code license and related services for ProxyCare(TM), its advanced online information system for pharmacies affiliated with long-term care facilities, to a national institutional pharmacy company for $1,800,000. Additionally, on April 17, 1998, the Company sold a similar license to another national institutional pharmacy company for $1,800,000. In addition to the source code license, both sales include ongoing network services, database subscriptions and implementation support services for which recurring revenues will be earned as provided for in the agreements. For the six months ended June 30, 1998, $3,040,500 was earned and recorded as revenue, and the balance will be recorded as revenue in subsequent periods as services are performed.

(9) NEW ACCOUNTING PRONOUNCEMENTS - Effective December 31, 1997, the Company adopted Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition." The adoption of SOP No. 97-2 did not have a material effect on the timing of the Company's revenue recognition. Also effective December 31, 1997, the Company adopted SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." When indications of impairment are present, the carrying value of such software is assessed based upon an analysis of estimated future cash flows on an undiscounted basis and before interest charges. The adoption of SOP No. 98-1 did not have a material effect on the Company's financial statements.

(10) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                          SIX MONTHS ENDED JUNE 30,
                                                         ----------------------------
                                                             1998            1997
                                                         ------------    ------------
Cash paid for interest                                   $     70,098    $       --
                                                         ============    ============

Common stock issued for acquisition
     contingent payment (Note 6)                         $    500,000    $       --
                                                         ============    ============

Acquisition of businesses:
     Common stock issued for businesses acquired         $  5,345,325    $  2,310,808
     Debt issued for businesses acquired                         --         1,649,555
     Other acquisition costs accrued                          550,000       1,055,000
     Details of acquisitions:
        Working capital components, other than cash          (386,586)       (473,334)
        In-process research and development technology           --        (8,632,654)
        Property and equipment                               (363,540)       (430,617)
        Goodwill                                          (14,900,729)       (997,744)
        Capitalized software                              (11,000,000)       (383,159)
        Loans and notes payable                               226,190           9,375
                                                         ------------    ------------
            Net cash from acquisitions                   $(20,529,340)   $ (5,892,770)
                                                         ============    ============

(11) SEGMENT INFORMATION -The Company operates in the following reportable segments which are separately managed: healthcare EDI and software products and services, network integration services, and prescription drug dispensing. Intersegment sales are not material and there were no foreign sales for any periods presented.

                                            SIX MONTHS ENDED JUNE 30,
                                           ----------------------------
                                               1998            1997
                                           ------------    ------------
       Net sales:
            Healthcare EDI and software
               products and services       $  6,122,386    $    481,650
            Network integration services      5,411,923       2,645,296
            Prescription drug dispensing        760,898         642,943
                                           ------------    ------------
                                           $ 12,295,207    $  3,769,889
                                           ============    ============

       Operating income (loss):
            Healthcare EDI and software
               products and services       $ (2,349,062)   $ (2,326,502)
            Network integration services         (4,616)        178,549
            Prescription drug dispensing        (22,948)        (23,667)
            Corporate                        (1,690,266)     (1,317,748)
                                           ------------    ------------
                                           $ (4,066,892)   $ (3,489,368)
                                           ============    ============

       Total assets:
            Healthcare EDI and software
               products and services       $39,331,403     $  6,629,526
            Network integration services     5,198,739        2,862,764
            Prescription drug dispensing     1,074,976          994,348
            Corporate                        4,970,069        8,834,424
                                           ------------    ------------
                                           $50,575,187     $ 19,321,062
                                           ============    ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a healthcare information systems company providing clinical and financial EDI transaction processing services to physicians and other healthcare providers through their existing practice management information systems and through the Company's own software products. The Company provides these services by establishing connectivity between various healthcare providers (such as pharmacies, labs, hospitals, insurers and managed care organizations) through ProxyNet(TM), the Company's national healthcare information network. In addition, the Company derives revenue from network integration services and related computer hardware sales, and through the dispensing of prescription drugs to patients who reside in long-term care facilities. Substantially all of the Company's services are provided from its operating facilities located in Florida and California. The Company's operations are subject to extensive and evolving statutory and regulatory framework on both the state and federal levels.

         The Company operates in the following reportable segments which are separately managed: healthcare EDI software products and services, network integration services, and prescription drug dispensing. Acquisitions were consummated during the periods presented and are included in the financial statements after their respective dates of acquisition, as follows: Clinical MicroSystems, Inc. ("CMS"), acquired in March 1997; US HealthData Interchange, Inc. ("USHDI"), acquired in November 1997; and Integrated Medical Systems ("IMS"), acquired in May 1998; are reportable under the healthcare EDI and software products and services segment. Hayes Computer Systems, Inc. ("HCS"), acquired in April 1997, is reportable under the network integration services segment.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998, COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         NET REVENUES. Consolidated net revenue for the three months ended June 30, 1998 increased by $4,107,568, or 123%, to $7,447,291 from consolidated net revenue of $3,339,723 for the three months ended June 30, 1997. The increase in net revenue resulted primarily from the following increases in the healthcare EDI and software products and services segment revenue: (i) financial transactions from the acquisitions of USHDI and IMS, which were both consummated subsequent to the prior year period ($1,077,000); (ii) the Company's sale of a software license for ProxyCare(TM), its advanced online information system for pharmacies affiliated with long-term care facilities ($1,540,000); and (iii) an increase in ClinScan software and related systems revenue ($269,000). Additionally, network integration services segment sales increased by approximately $1,141,000 over the prior year period, due to the acquisition of HCS which was consummated on April 30, 1997, and drug dispensing segment revenue increased by $72,000 over the prior year period.

         GROSS PROFIT MARGIN. Consolidated gross profit margin for the three months ended June 30, 1998 was 52% compared to 33% for the three months ended June 30, 1997. This increase is primarily due to the impact of higher sales in the 1998 period for the healthcare EDI and software products and services segment. The gross margin for this segment was 85% in the 1998 period compared to 90% in the 1997 period. The gross profit margin in the network integration services segment was 25% in both the 1998 and 1997 periods. The gross profit margin in the drug dispensing segment was 30% in the 1998 period compared to 36% in the 1997 period; this decrease is due to higher margin non-recurring revenue in the 1997 period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses for the three months ended June 30, 1998 increased by $1,556,606, or 59%, to $4,198,235 from consolidated selling, general and administrative expenses of $2,641,629 for the three months ended June 30, 1997. The increase in selling, general and administrative expenses resulted primarily from the following: (i) additional payroll and related costs ($1,139,000), selling expenses ($81,000), and occupancy costs ($114,000) related to the acquisitions of HCS, USHDI and IMS; (ii) telecommunication costs including those related to the Company's claims processing networks from the USHDI and IMS acquisitions, establishment of communications with the Company's trading partners, and the network integration services segment ($226,000); and
(iii) consulting fees to various software and business consultants primarily for the healthcare EDI and software products and services segment (decrease of $135,000). Consolidated selling, general and administrative expenses as a percentage of consolidated net sales decreased to 57% in the 1998 period from 79% in the 1997 period, as the rate of increase in sales in 1998 exceeded the rate of increase in selling, general and administrative expenses due to the development of a recurring revenue base in the healthcare EDI and software products and services and network integration segments and the elimination of duplicate operating costs associated with the Company's acquisitions.

         DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expense increased $1,863,703, or 1,125%, to $2,029,304 for the three months ended June 30, 1998 from $165,601 for the three months ended June 30, 1997. This increase was due to the following factors: (i) amortization charges for goodwill and other intangible assets associated with the Company's acquisitions completed in 1997 and 1998 ($1,111,000); (ii) amortization of internal use software at IMS for the financial claims processing network ($458,000); (iii) amortization of capitalized software costs for healthcare EDI and software products and services, many of which were completed in 1997 ($109,000); (iv) exclusivity charges payable to Walgreen Co. ("Walgreens")'s associated with the acquisition of the PreScribe(TM) software which was acquired in June 1997 ($125,000); and (v) increases in depreciation for new equipment purchases and other fixed assets acquired in the recent acquisitions ($61,000). Effective for the quarter ended June 30, 1998, the Company changed the estimated useful life of the amortization of goodwill for the USHDI and CMS acquisitions to three years which will result in additional amortization expense of approximately $243,000 per quarter.

         INTEREST, NET. Net interest income of $40,359 for the three months ended June 30, 1998 is comparable to $36,443 for the three months ended June 30, 1997.

         OTHER. As a result of the acquisition of HCS, the Company recorded a charge of $4,332,654 in the three months ended June 30, 1997 related to the expensing of in-process research and development technology. In the three months ended June 30, 1998, the Company paid the former owner of HCS contingent consideration of $500,000 in cash and 30,303 shares of unregistered common stock for meeting certain operating criteria in the 12-month period subsequent to the acquisition, as defined in the asset purchase agreement. As a result, the Company allocated this contingent payment to the long-term assets acquired, including $859,830 to in-process research and development technology which was expensed in the 1998 period.

         NET LOSS. As a result of the foregoing, the Company recorded a net loss of $3,185,704 for the three months ended June 30, 1998, as compared to a net loss of $5,992,780 for the three months ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         NET REVENUES. Consolidated net revenue for the six months ended June 30, 1998 increased by $8,525,318, or 226%, to $12,295,207 from consolidated net revenue of $3,769,889 for the six months ended June 30, 1997. The increase in net revenue resulted primarily from the following increases in the healthcare EDI and software products and services segment revenue: (i) financial transactions from the acquisitions of USHDI and IMS ($1,833,000); (ii) the Company's sale of two software licenses for ProxyCare(TM), its advanced online information system for pharmacies affiliated with long-term care facilities ($3,041,000); and (iii) an increase in ClinScan software and related systems revenue ($719,000). Additionally, network integration services segment sales increased by approximately $2,767,000 over the prior year period and drug dispensing segment revenue increased by $118,000 over the prior year period.

         GROSS PROFIT MARGIN. Consolidated gross profit margin for the six months ended June 30, 1998 was 56% compared to 35% for the six months ended June 30, 1997. This increase is primarily due to the impact of higher sales in the 1998 period for the healthcare EDI and software products and services segment. The gross margin for this segment was 85% in the 1998 period compared to 89% in the 1997 period. The gross profit margin in the network integration services segment was 28% in the 1998 period compared to 25% in the 1997 period; this increase is as primarily due to increases in higher margin Internet access fee revenues. The gross profit margin in the drug dispensing segment was 32% in the 1998 period compared to 35% in the 1997 period; this decrease is due to higher margin non-recurring revenue in the 1997 period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses for the six months ended June 30, 1998 increased by $3,800,160, or 84%, to $8,346,283 from consolidated selling, general and administrative expenses of $4,546,123 for the six months ended June 30, 1997. The increase in selling, general and administrative expenses resulted primarily from the following: (i) additional payroll and related costs ($2,939,000); selling expenses, ($88,000); occupancy costs ($256,000), office expenditures and training seminars ($111,000) related to the acquisitions of HCS, USHDI and IMS; (ii) telecommunication costs including those related to the Company's claims processing networks from the USHDI and IMS acquisitions, establishment of communications with the Company's trading partners, and the network integration services segment ($385,000); (iii) consulting fees to various software and business consultants primarily for the healthcare EDI and software products and services segment (decrease of $270,000); and (iv) additional marketing expenditures including travel to potential customers primarily for the healthcare EDI software products and services segment ($72,000). Consolidated selling, general and administrative expenses as a percentage of consolidated net sales decreased to 68% in the 1998 period from 121% in the 1997 period, as the rate of increase in sales in 1998 exceeded the rate of increase in selling, general and administrative expenses, due to the development of a recurring revenue base in the healthcare EDI and software products and services and network integration segments and the elimination of duplicate operating costs associated with the Company's acquisitions.

         DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expense increased $2,394,113, or 901%, to $2,659,977 for the six months ended June 30, 1998 from $265,864 for the six months ended June 30, 1997. This increase was due to the following factors: (i) amortization charges for goodwill and other intangible assets associated with the Company's acquisitions completed in 1997 and 1998 ($1,231,000); (ii) amortization of internal use software at IMS for the financial claims processing network ($458,000); (iii) amortization of capitalized software costs for healthcare EDI and software products and services, many of which were completed in 1997 ($336,000), (iv) exclusivity charges payable to Walgreens associated with the acquisition of the PreScribe software which was acquired in June 1997 ($250,000); and (v) increases in depreciation for new equipment purchases and other fixed assets acquired in the recent acquisitions ($119,000). As mentioned previously, effective for the quarter ended June 30, 1998, the Company changed the estimated useful life of the amortization of goodwill for the USHDI and CMS acquisitions.

         INTEREST, NET. Net interest income decreased $143,961, or 84%, to $28,401 for the six months ended June 30, 1998 from $172,362 for the six months ended June 30, 1997, primarily due lower average cash balances in 1998.

         OTHER. As a result of the acquisition of CMS and HCS, the Company recorded a charge of $8,632,654 in the six months ended June 30, 1997 related to the expensing of in-process research and development technology. In the six months ended June 30, 1998, the Company paid the former owner of HCS contingent consideration of $500,000 in cash and 30,303 shares of unregistered common stock for meeting certain operating criteria in the 12-month period subsequent to the acquisition, as defined in the asset purchase agreement. As a result, the Company allocated this contingent payment to the long-term assets acquired, including $859,830 to in-process research and development technology which was expensed in the 1998 period.

         NET LOSS. As a result of the foregoing, the Company recorded a net loss of $4,898,321 for the six months ended June 30, 1998, as compared to a net loss of $11,949,660 for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         In the six month period ended June 30, 1998, cash used in operating activities totaled $6,625,671. These activities were financed through available cash resources, private placement sales of 3,013,416 shares of the Company's common stock resulting in net proceeds of $29,011,099 (see Note 7 to the Condensed Consolidated Financial Statements), and $1,362,991 in proceeds from the exercise of stock options and warrants. During this period, the Company acquired IMS for $25,965,325 in cash (financed through a private placement) plus common stock and made several payments related to acquisitions completed in 1997 including: a debt payment under its obligation to the former owner of CMS for $750,000, a contingency payment to the former owner of HCS in the amount of $500,000 for meeting certain operating criteria in the 12 months subsequent to the acquisition, and $500,000 to Walgreens. for exclusivity rights under its contract for the purchase of PreScribe. After these receipts and expenditures, the Company had cash and cash equivalents totaling $3,751,145 as of June 30, 1998. These available funds continue to be used for operations, the further development and marketing of the Company's products and services, equipment and other general corporate purposes. In addition, the Company is continuously evaluating acquisition opportunities that add synergies to the Company's product offerings and business strategy.

         The Company has a revolving bank line of credit of up to $5,000,000, subject to availability of suitable collateral, which is scheduled to expire in August 1998. Borrowings, if any, are due on demand, collateralized by certificates of deposit and U.S. Treasury Notes, and bear interest at the prime rate less 3/4%. There are no outstanding borrowings on this line of credit as of June 30, 1998. Prior to expiration of this line of credit, the Company intends to renew or renegotiate this arrangement with its current bank or seek alternative sources at similar or more favorable terms, depending upon market conditions.

         As a result of the acquisitions of CMS, HCS and PreScribe in 1997, the Company is obligated to make certain payments in the next 12 months. These payments are as follows: $500,000 for CMS, $1,000,000 for HCS, and $500,000 for PreScribe. The CMS and HCS payments may be made at least 50% in cash and the balance, if any, in common stock.

         The ratio of current assets to current liabilities was 2.4 times in the 1998 period compared to 2.7 times in the 1997 period; this decrease is primarily due to the increase in accounts payable and accrued liabilities recorded for the acquisition of IMS. Accounts receivable turnover for the Company was 4.9 times in the 1998 period compared to 5.2 times in the 1997 period; this decrease reflects the impact of significant network integration segment sales late in the second quarter of 1998, which were not collected by the end of the period. Inventory turnover for the network integration services and drug dispensing segments combined of 7.6 times in the 1998 period was comparable to 7.3 times in the 1997 period.

         The Company expects to continue to incur negative net cash flow from operations until it begins receiving higher levels of recurring revenues from the sale of its healthcare EDI and software products and services and/or from cash generated by its network integration services segment. Management is committed to the strategy of investing funds in further marketing and development of its products and services and may pursue additional acquisitions which are deemed to be in accordance with its business strategy, both of which may require additional equity or debt financing. However, there can be no assurances that such financing will be available under terms and conditions acceptable to the Company.

FUTURE OUTLOOK

         The Company believes it is making progress in its acquisition strategy, its strategic relationships and other plans to increase the usage of its healthcare information technology products and services to achieve requisite economies of scale. It has successfully reduced its operating losses before non-cash charges, which are significant and result primarily from amortization from its acquisitions. However, the Company anticipates that it will continue to incur operating losses until it generates sufficient recurring revenues from these products and services to cover its expenses. There can be no assurance that the Company will realize an adequate level of recurring revenues from the sale of its products and services, or that revenues from these operations or those of its recently acquired businesses and any future acquisitions will ultimately result in achievement of profitability.

YEAR 2000

         The Company has appointed a Year 2000 Committee and is currently expending resources to review its own internal computer systems, products and services, and is also reviewing the progress of its principal customers, vendors and resellers in identifying and addressing issues that their own computer systems, products and services may have in correctly interrelating and processing date information as the Year 2000 approaches and is reached. Although the Company believes that its proprietary software and EDI products, when used prior to, during and after the turn-of-the-century, are or will be programmed on a timely basis to process turn-of-the-century dates, the Company does not make any assurances with regard to any third-party software or tools that are part of the Company's product offering or services. Because of the nature of the Company's business, the success of the Company's efforts may depend on the success of its providers, payors and third-party vendors in dealing with the Year 2000 matter.

         Based on the results of the Committee's efforts achieved to date, the Company believes that the expenses of the Company's continuing efforts to identify and address issues, or the expenses or liabilities to which the Company may become subject as a result, are not currently considered to be material as to its own internal computer systems, products and services. There can be no assurances, however, that the Company will not incur additional costs, which may be material, with respect to such issues in the future. In addition, the Company may face significant risks to the extent that suppliers of products, services and systems purchased by the Company and licensed to others with whom the Company transacts business (such as its ECP partners and participating physicians, pharmacies, laboratories and other healthcare providers) do not operate on computer systems or products that comply with the Year 2000 requirements. In the event any such third parties do not timely meet the Year 2000 requirements, the Company's operating results could be materially adversely affected.

                           PART II - OTHER INFORMATION

ITEM 2 - CHANGE IN SECURITIES.

               (c) On May 19, 1998 and June 1, 1998 , the Company sold an aggregate of 2,313,416 shares of unregistered common stock at $11.00 per share in a private placement resulting in net proceeds of $24,250,000. Commonwealth Associates represented the Company as underwriter in the transaction, for which it received $731,330 in commissions, $254,476 as a non-accountable expense allowance, and a five-year warrant to purchase 94,978 shares of the Company's common stock for $12.10 per share. Other costs of the transaction aggregated approximately $212,000. Of the funds raised, $20,620,000 was used for the acquisition of IMS on May 19, 1998.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's annual meeting held on May 21, 1998, the shareholders approved the following resolutions:

         - ELECTION OF DIRECTORS. The following persons were elected to serve on the Board of Directors until the next annual meeting of the shareholders or until the election and qualification of their respective successors: Harold S. Blue, John Paul Guinan, Samuel X. Kaplan, Bennett Marks, Bertram J. Polan, Peter
A. A. Saunders and Eugene R. Terry. The total number of votes cast for directors was 6,497,303, and each director received 6,494,581 votes in favor and 2,722 votes withheld.

         - AMENDMENT OF RESTATED ARTICLES OF INCORPORATION. The total number of votes cast for this matter, which increased the number of common shares authorized to 50,000,000 shares, was 6,497,303. Of these votes, 6,469,132 were in favor, 27,171 were against, and 1,000 abstained (including broker non-votes).

ITEM 5 - OTHER INFORMATION.

         On May 21, 1998, the Board of Directors elected the following persons to serve as executive officers of the Company: Harold S. Blue, Chairman of the Board and Chief Executive Officer; John Paul Guinan, President; Bennett Marks, Executive Vice President Finance, Chief Financial Officer and Treasurer; Frank
M. Puthoff, Executive Vice President, Chief Legal Officer and Secretary; James
H. Pickering, Executive Vice President - Operations and Chief Operating Officer; and Bruce S. Roberson, Executive Vice President Strategic and Business Development.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits

                   27 - Financial Data Schedule

         (b) During the quarter ended June 30, 1998, the following report on Form 8-K was filed:

                 - May 19, 998 - Report on the acquisition of the capital stock of WPJ, Inc. d/b/a Integrated Medical Systems ("IMS").

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PROXYMED, INC.
                                  (Registrant)




AUGUST 13, 1998                    /s/ BENNETT MARKS
---------------                    -------------------------------------
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