Form 10-Q
period 1998-09-30
PROXYMED INC /FT LAUDERDALE/
filed 1998-11-10
CIK 906337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________ to ____________________

Commission file number: 0-22052

                                 PROXYMED, INC.
             (Exact name of registrant as specified in its charter)

           FLORIDA                                              65-0202059
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

2555 DAVIE ROAD, SUITE 110, FT. LAUDERDALE, FLORIDA                33317
(Address of principal executive offices)                         (Zip Code)

                                 (954) 473-1001
                         (Registrant's telephone number)

            2501 DAVIE ROAD, SUITE 230, FT. LAUDERDALE, FLORIDA 33317
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                          COMMON STOCK, $.001 PAR VALUE
                    15,717,443 SHARES AS OF NOVEMBER 6, 1998

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

                         PROXYMED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1998            1997
                                                   -------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                        $  5,719,178    $  2,654,423
  Accounts receivable - trade, net                    4,586,265       2,364,455
  Notes and other receivables                           403,020         826,998
  Inventory                                           2,211,635       1,202,431
  Other current assets                                  277,399         319,838
                                                   ------------    ------------
    Total current assets                             13,197,497       7,368,145
Property and equipment, net                           3,103,357       2,323,174
Goodwill, net                                        16,671,539       4,338,515
Purchased and capitalized software costs, net        14,660,371       5,530,226
Other assets                                            559,656          43,061
                                                   ------------    ------------
    Total assets                                   $ 48,192,420    $ 19,603,121
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                $    478,874    $    735,980
  Accounts payable and accrued expenses               4,565,641       4,239,073
  Deferred revenue                                      953,438         426,686
                                                   ------------    ------------
    Total current liabilities                         5,997,953       5,401,739
  Long-term debt                                        651,176       1,049,630
  Long-term deferred revenue                            750,000               -
                                                   ------------    ------------
    Total liabilities                                 7,399,129       6,451,369
                                                   ------------    ------------
Stockholders' equity:
  Common stock - $.001 par value.
    Authorized 50,000,000 shares;
    issued and outstanding 15,717,443
    (after deducting 110,000 shares
    in treasury) and 11,781,872 shares,
    respectively                                         15,717          11,782
  Additional paid-in capital                         79,174,503      42,695,386
  Accumulated deficit                               (38,137,129)    (29,555,416)
  Stock subscription receivable                        (259,800)              -
                                                   ------------    ------------
    Total stockholders' equity                       40,793,291      13,151,752
                                                   ------------    ------------

    Total liabilities and stockholders' equity     $ 48,192,420    $ 19,603,121
                                                   ============    ============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                     ---------------------------      -----------------------------
                                        1998            1997             1998              1997
                                     -----------     -----------      -----------      ------------
Revenues:
  Services and license fees          $ 3,878,091     $   887,872      $10,837,297      $  1,709,730
  Prescription drugs and
    computer systems                   3,786,243       3,143,268        9,102,244         6,091,299
                                     -----------     -----------      -----------      ------------
                                       7,664,334       4,031,140       19,939,541         7,801,029
                                     -----------     -----------      -----------      ------------
Costs and expenses:
  Cost of sales                        3,665,064       2,761,450        9,020,903         5,208,720
  Selling, general and
    administrative expenses            4,552,413       4,134,083       12,878,696         8,680,206
  Depreciation and amortization        3,155,774         398,642        5,815,751           664,506
                                     -----------     -----------      -----------      ------------
                                      11,373,251       7,294,175       27,715,350        14,553,432
                                     -----------     -----------      -----------      ------------

    Operating loss                    (3,708,917)     (3,263,035)      (7,775,809)       (6,752,403)

Other income (expense):
  In-process research and
    development technology                     -               -         (859,830)       (8,632,654)
  Interest, net                           25,525          70,470           53,926           242,832
                                     -----------     -----------      -----------      ------------

    Net loss                         $(3,683,392)    $(3,192,565)     $(8,581,713)     $(15,142,225)
                                     ===========     ===========      ===========      ============

Basic and diluted loss per share
  of common stock                    $      (.23)    $      (.29)     $      (.62)     $      (1.47)
                                     ===========     ===========      ===========      ============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------
                                                          1998               1997
                                                      ------------      ------------
Cash flows from operating activities:
  Net loss                                            $ (8,581,713)     $(15,142,225)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                      5,815,751           664,506
      Acquired in-process research and
        development technology                             859,830         8,632,654
      Provision for doubtful accounts                      186,146            22,570
      Other operating charges                                    -           632,958
      Compensatory options and warrants                          -            26,100
      Changes in assets and liabilities,
        net of effect of acquisitions:
          Accounts and other receivables                (1,746,381)       (2,197,741)
          Inventory                                     (1,009,204)           19,220
          Accounts payable and accrued expenses           (906,684)        1,431,130
          Deferred revenue                               1,296,752          (196,993)
          Other, net                                        58,097           (47,053)
                                                      ------------      ------------
      Net cash used in operating activities             (4,027,406)       (6,154,874)
                                                      ------------      ------------
Cash flows from investing activities:
  Acquisition of businesses, net of cash
    acquired                                           (20,529,340)       (5,892,770)
  Payment of prior acquisition
    contingency                                           (500,000)                -
  Maturities of U.S. Treasury Notes                              -         4,500,000
  Capital expenditures                                    (824,051)       (1,094,839)
  Purchased and capitalized software                      (456,186)       (2,929,041)
                                                      ------------      ------------
      Net cash used in investing activities            (22,309,577)       (5,416,650)
                                                      ------------      ------------
Cash flows from financing activities:
  Net proceeds from sale of common stock                29,011,999         9,282,250
  Proceeds from exercise of stock options
    and warrants                                         1,365,929         1,014,603
  Purchase of treasury stock                                     -          (554,958)
  Payment of long-term debt                               (750,000)                -
  Payment of loans and notes payable                      (226,190)           (9,375)
  Draw on line of credit                                         -         2,500,000
  Repayment of line of credit                                    -        (2,500,000)
                                                      ------------      ------------
      Net cash provided by financing activities         29,401,738         9,732,520
                                                      ------------      ------------
Net increase (decrease) in cash                          3,064,755        (1,839,004)
Cash and cash equivalents at beginning of period         2,654,423         6,020,358
                                                      ------------      ------------
Cash and cash equivalents at end of period            $  5,719,178      $  4,181,354
                                                      ============      ============

See accompanying notes.
                                       4

                         PROXYMED, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements of ProxyMed, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

             The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. Reference is made to the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain prior period amounts have been reclassified to conform with the current period presentation.

         (b) REVENUE RECOGNITION - Revenue from sales of software, software licenses and computer hardware is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. The same criteria is applied to each element of multiple element arrangements after allocating the amounts paid to individual elements based on vendor-specific objective evidence of fair value. Transaction fee revenue is recorded in the period the service is rendered. Revenue from software rentals and maintenance fees is recognized ratably over the applicable period. Revenue from the Company's prescription drug dispensing activities is reported at net realizable amounts from insurance providers and patients at the time the individual prescriptions are delivered to the patients.

         (c) CHANGE IN ACCOUNTING ESTIMATE - Goodwill previously recorded from the acquisitions of Clinical MicroSystems, Inc. ("CMS") in March 1997 and US HealthData Interchange, Inc. ("USHDI") in November 1997 is being amortized on the straight-line method over 3 years beginning April 1, 1998. Goodwill from these acquisitions was previously being amortized on the straight-line method over 15 years. This change in estimate results in an additional amortization expense of approximately $243,000 per quarter.

         (d) NET LOSS PER SHARE - Basic loss per share of common stock is computed by dividing net loss by the weighted average shares of common stock outstanding during the period (13,783,360 shares and 10,313,911 shares for the nine months ended September 30, 1998 and 1997, respectively; and 15,677,015 shares and 11,169,651 shares for the three months ended September 30, 1998 and 1997, respectively). Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock; however, stock options, warrants and contingent shares totaling 2,750,762 and 2,774,287 shares at September 30, 1998 and 1997, respectively, were excluded from the calculation of diluted per share results for both periods presented because their effect was antidilutive.

(2)      ACQUISITION OF BUSINESSES

         (a) INTEGRATED MEDICAL SYSTEMS - On May 19, 1998, the Company acquired 100% of the capital stock of WPJ, Inc., d/b/a Integrated Medical Systems ("IMS"), a privately-owned company based in Santa Ana, California. IMS provides electronic processing of transactions including medical claims, encounters and other financial transactions. The purchase price was $26,515,325, consisting of $20,620,000 in cash, 481,836 unregistered shares of the Company's common stock and $550,000 in acquisition related costs. The acquisition was accounted for as a purchase. The cash portion of the purchase price was funded through the private placement sale of common stock (see Note 3). The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of approximately $14,901,000 has been recorded as goodwill, and is being amortized on the straight-line basis over 3 years.

             The following unaudited pro forma summary presents the consolidated results of operations of the Company and all its 1998 and 1997 acquisitions, (CMS, Hayes Computers Systems, Inc. ("HCS"), USHDI and IMS) as if the acquisitions of these businesses had occurred at the beginning of 1997, including additional pro forma amortization of goodwill and other intangibles of $3,496,763 and $7,528,565 for the nine months ended September 30, 1998 and 1997, respectively, but excluding one-time charges for acquired in-process research and development technology. These pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place at those dates, or of results which may occur in the future.

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------
                                                    1998              1997
                                                ------------      ------------
                Revenues                        $ 21,597,220      $ 15,329,851
                Net loss                        $(11,094,494)     $(15,708,791)
                Basic and diluted net loss
                  per share of common stock     $      (0.73)     $      (1.16)

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

(3) CAPITAL TRANSACTIONS - On February 20, 1998, the Company sold 500,000 shares of unregistered common stock at $6.50 per share in a private placement to Bellingham Industries Inc. ("Bellingham"). Additionally, on March 3, 1998, the Company sold 200,000 shares of unregistered common stock at $7.56 per share under a private placement subscription agreement to Bellingham. As part of the latter sale, the Company issued a five-year warrant to Bellingham for the purchase of 100,000 shares of the Company's common stock at $7.56 per share.

     On May 19, 1998 and June 1, 1998 the Company sold an aggregate of 2,313,416 shares of unregistered common stock at $11.00 per share in a private placement resulting in net proceeds of $24,250,000 after costs of $1,197,867. Bellingham purchased 1,363,632 shares in the offering for $15,000,000. Of the funds raised, $20,620,000 was used for the acquisition of IMS (see Note 2).

     The unregistered common stock sold to Bellingham through private placements was subsequently registered pursuant to the Company's S-3 Registration Statement filed on July 1, 1998 and effective August 27, 1998. Based on information provided by Bellingham as of October 31, 1998, it beneficially owned 6,514,842 shares or approximately 41% of the Company's outstanding common stock.

(4) NEW ACCOUNTING PRONOUNCEMENTS - Effective December 31, 1997, the Company adopted Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition." The adoption of SOP No. 97-2 did not have a material effect on the timing of the Company's revenue recognition. Also effective December 31, 1997, the Company adopted SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." When indications of impairment are present, the carrying value of such software is assessed based upon an analysis of estimated future cash flows on an undiscounted basis and before interest charges. The adoption of SOP No. 98-1 did not have a material effect on the Company's financial statements.

(5)  Supplemental Disclosure of Cash Flow Information

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------
                                                    1998              1997
                                                ------------      -----------
     Cash paid for interest                     $     70,098      $         -
                                                ============      ===========
     Common stock issued for acquisition
       contingent payment                       $    500,000      $         -
                                                ============      ===========
     Acquisition of businesses:
       Common stock issued for
         businesses acquired                    $  5,345,325      $ 2,310,808
       Debt issued for businesses acquired                 -        1,649,555
       Other acquisition costs accrued               550,000        1,055,000
       Details of acquisitions:
         Working capital components,
           other than cash                          (386,586)        (473,334)
         In-process research and development
           technology                                      -       (8,632,654)
         Property and equipment                     (363,540)        (430,617)
         Goodwill                                (14,900,729)        (997,744)
         Capitalized software                    (11,000,000)        (383,159)
         Loans and notes payable                     226,190            9,375
                                                ------------      -----------
           Net cash used in acquisitions        $(20,529,340)     $(5,892,770)
                                                ============      ===========

(6) SEGMENT INFORMATION - The Company operates in the following reportable segments which are separately managed: healthcare EDI and software products and services, network integration services, and prescription drug dispensing. Intersegment sales are not material and there were no foreign sales for any periods presented.

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------
                                                    1998              1997
                                                -----------      -----------
     Net sales:
       Healthcare EDI and software
         products and services                  $ 9,512,143      $   750,104
       Network integration services               9,227,241        6,123,244
       Prescription drug dispensing               1,200,157          927,681
                                                -----------      -----------
                                                $19,939,541      $ 7,801,029
                                                ===========      ===========
     Operating income (loss):
       Healthcare EDI and software
         products and services                  $(5,221,035)     $(4,222,000)
       Network integration services                   4,115          439,690
       Prescription drug dispensing                 (33,555)         (63,280)
       Corporate                                 (2,525,334)      (2,906,813)
                                                -----------      -----------
                                                $(7,775,809)     $(6,752,403)
                                                ===========      ===========
     Total assets:
       Healthcare EDI and software
         products and services                  $31,941,054      $ 7,092,647
       Network integration services               5,566,310        3,451,454
       Prescription drug dispensing               1,058,798        1,014,457
       Corporate                                  9,626,258        6,964,768
                                                -----------      -----------
                                                $48,192,420      $18,523,326
                                                ===========      ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a healthcare information services company providing clinical and financial EDI transaction processing services to physicians and other healthcare providers through their existing practice management information systems and through the Company's own software products. The Company provides these services by establishing connectivity between various healthcare providers (such as pharmacies, labs, hospitals, insurers and managed care organizations) through ProxyNet/trademark/, the Company's national healthcare information network. In addition, the Company derives revenue from network integration services and related computer hardware sales, and through the dispensing of prescription drugs to patients who reside in long-term care facilities. Substantially all of the Company's services are provided from its operating facilities located in Florida and California. The Company's operations and most of its customers are subject to extensive and evolving federal and state statutes and regulations.

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

         This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements relating to the Company's growth strategy, which is based upon the Company's interpretation and analysis of healthcare industry trends and management's ability to successfully develop, implement, market and sell its online transaction processing services to physicians and other healthcare providers. This strategy assumes that physicians will prefer "one-stop shopping" for online services and that the Company will be able to successfully acquire or develop all of the necessary clinical and financial transaction sets and implement them into the Company's existing products and services. This strategy also assumes that the Company will be able to successfully develop and execute its strategic relationships, especially with the providers of information systems to physicians under the Company's Electronic Commerce Partner ("ECP") program, and with pharmacy chains, independent pharmacy owners and pharmacy information vendors. Many known and unknown risks, uncertainties and other factors including general economic conditions, healthcare reform initiatives, millennium compliance issues that may arise, and risk factors detailed from time to time in the Company's Securities and Exchange Commission filings may cause these assumptions to prove incorrect and may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Risks to completing the Company's Year 2000

Readiness Plan include the availability of resources, the Company's ability to discover and correct the potential Year 2000 sensitive problems which could have a serious impact on specific facilities, and the ability of suppliers to bring their systems into Year 2000 compliance. The Company expressly disclaims any intent or obligation to update any forward looking statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998,
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         NET REVENUES. Consolidated net revenue for the three months ended September 30, 1998 increased by $3,633,194, or 90%, to $7,664,334 from consolidated net revenue of $4,031,140 for the three months ended September 30, 1997. Of this increase, $3,131,000 arose primarily from the following increases in the sales of healthcare EDI and software products and services segment: (i) financial transactions from the acquisitions of USHDI and IMS, which were both consummated subsequent to the prior year period; and (ii) the Company's sale of a non-exclusive source code software license for ClinScan/trademark/, its laboratory ordering and results reporting software system. Additionally, sales from the network integration services segment increased by approximately $337,000 over the prior year period and drug dispensing segment revenue increased by $155,000 over the prior year period.

         GROSS PROFIT MARGIN. Consolidated gross profit margin for the three months ended September 30, 1998 was 52% compared to 31% for the three months ended September 30, 1997. This increase is primarily due to the impact of higher sales in the 1998 period for the healthcare EDI and software products and services segment. The gross margin for this segment was 91% in the 1998 period compared to 85% in the 1997 period. The gross profit margin in the network integration services segment was 19% in the 1998 period compared to 28% in the 1997; this decrease was primarily due to lower margins on hardware sales and higher Internet access service costs. The gross profit margin in the drug dispensing segment was 34% in the 1998 period compared to 29% in the 1997 period; this increase is due to a favorable one-time physical inventory adjustment.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses for the three months ended September 30, 1998 increased by $418,329, or 10%, to $4,552,413 from consolidated selling, general and administrative expenses of $4,134,084 for the three months ended September 30, 1997. The increase in selling, general and administrative expenses resulted primarily from the following: (i) additional payroll and related costs ($881,000), selling expenses ($104,000), and occupancy costs ($56,000) related to the acquisitions of USHDI and IMS; (ii) marketing expenditures including travel, primarily for the healthcare EDI and software products and services segment (decrease of $123,000); (iii) telecommunication costs including those related to the Company's claims processing networks from the USHDI and IMS acquisitions and establishment of telecommunications with the Company's trading partners ($136,000); (iv) consulting fees to various software and business consultants primarily for the healthcare EDI and software products and services segment (decrease of $134,000); (v) additional provision for uncollectible accounts receivable primarily for the healthcare EDI and software products and services segment ($93,000); and (vi) other operating charges in the 1997 period related to the write-off of certain fixed assets and computer software which had no continuing future benefit to the Company, and termination and severance payments for certain employees (decrease of $633,000). Consolidated selling, general and administrative expenses as a percentage of consolidated net sales decreased to 59% in the 1998 period from 103% in the 1997 period, as the rate of increase in sales in 1998 exceeded the rate of increase in selling, general and administrative expenses due to the development of a recurring revenue base in the healthcare EDI and software products and services and network integration segments and the elimination of duplicate operating costs associated with the Company's acquisitions.

         DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expense increased $2,757,132, or 692%, to $3,155,774 for the three months ended September 30, 1998 from $398,642 for the three months ended September 30, 1997. This increase was due to the following factors: (i) amortization charges for goodwill and other intangible assets associated with the Company's acquisitions completed in 1997 and 1998 ($1,586,000); (ii) amortization of internal use software at IMS for the financial claims processing network ($974,000); and (iii) amortization of capitalized software costs for healthcare EDI and software products and services, many of which were completed in 1997 ($164,000).

         INTEREST, NET. Net interest income decreased $44,945, or 64%, to $25,525 for the three months ended September 30, 1998 from $70,470 for the three months ended September 30, 1997 primarily due to lower average cash balances in 1998.

         NET LOSS. As a result of the foregoing, the Company recorded a net loss of $3,683,392 for the three months ended September 30, 1998, as compared to a net loss of $3,192,565 for the three months ended September 30, 1997.



NINE MONTHS ENDED SEPTEMBER 30, 1998,
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         NET REVENUES. Consolidated net revenue for the nine months ended September 30, 1998 increased by $12,138,512, or 156%, to $19,939,541 from consolidated net revenue of $7,801,029 for the nine months ended September 30, 1997. Of this increase, $8,669,000 arose primarily from the following increases in the sales of healthcare EDI and software products and services segment: (i) financial transactions from the acquisitions of USHDI and IMS; (ii) the Company's sale of two software licenses and related services for ProxyCare/trademark/, its online information system for pharmacies affiliated with long-term care facilities; and (iii) an increase in ClinScan/trademark/ software and related systems revenue, including the sale of a non-exclusive source code license. Additionally, sales from the network integration services segment increased by approximately $3,103,000 over the prior year period and drug dispensing segment revenue increased by $272,000 over the prior year period.

         GROSS PROFIT MARGIN. Consolidated gross profit margin for the nine months ended September 30, 1998 was 55% compared to 33% for the nine months ended September 30, 1997. This increase is primarily due to the impact of higher sales in the 1998 period for the healthcare EDI and software products and services segment; the gross margin for this segment was 87% in both periods. The gross profit margin in the network integration services segment was 24% in the 1998 period compared to 27% in the 1997 period; this decrease is primarily due to the lower margins on increased computer hardware sales. The gross profit margin in the drug dispensing segment was 33% in both periods.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses for the nine months ended September 30, 1998 increased by $4,198,490, or 48%, to $12,878,696 from consolidated selling, general and administrative expenses of $8,680,206 for the nine months ended September 30, 1997. The increase in selling, general and administrative expenses resulted primarily from the following: (i) additional payroll and related costs ($3,820,000); selling expenses, ($192,000); occupancy costs ($312,000), office expenditures and training seminars ($146,000) related to the acquisitions of HCS, USHDI and IMS; (ii) telecommunication costs including those related to the Company's claims processing networks from the USHDI and IMS acquisitions, establishment of communications with the Company's trading partners, and the network integration services segment ($521,000); (iii) consulting fees to various software and business consultants primarily for the healthcare EDI and software products and services segment (decrease of $404,000); (iv) additional provision for uncollectible accounts receivable primarily for the healthcare EDI software products and services segment ($164,000); and (v) other operating charges in the 1997 period related to the write-off of certain fixed assets and computer software which had no continuing future benefit to the Company, and termination and severance payments for certain employees (decrease of $633,000). Consolidated selling, general and administrative expenses as a percentage of consolidated net sales decreased to 65% in the 1998 period from 111% in the 1997 period, as the rate of increase in sales in 1998 exceeded the rate of increase in selling, general and administrative expenses, due to the development of a recurring revenue base in the healthcare EDI and software products and services and network integration segments and the elimination of duplicate operating costs associated with the Company's acquisitions.

         DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expense increased $5,151,245, or 775%, to $5,815,751 for the nine months ended September 30, 1998 from $664,506 for the nine months ended September 30, 1997. This increase was due to the following factors: (i) amortization charges for goodwill and other intangible assets associated with the Company's acquisitions completed in 1997 and 1998 ($2,817,000); (ii) amortization of internal use software at IMS for the financial claims processing network ($1,432,000); (iii) amortization of capitalized software costs for healthcare EDI and software products and services, many of which were completed in 1997 ($500,000); and (iv) amounts payable to Walgreens associated with the acquisition of the PreScribe software which was acquired in June 1997 ($250,000). Effective for the quarter ended June 30, 1998, the Company changed the estimated useful life of the amortization of goodwill for the USHDI and CMS acquisitions to three years which will result in additional amortization expense of approximately $243,000 per quarter.

         INTEREST, NET. Net interest income decreased $188,906, or 78%, to $53,926 for the nine months ended September 30, 1998 from $242,832 for the nine months ended September 30, 1997, primarily due lower average cash balances in 1998.

         OTHER. As a result of the acquisitions of CMS and HCS, the Company recorded a charge of $8,632,654 in the nine months ended September 30, 1997 related to the expensing of in-process research and development technology. In the nine months ended September 30, 1998, the Company paid the former owner of HCS contingent consideration of $500,000 in cash and 30,303 shares of unregistered common stock for meeting certain operating criteria in the 12-month period subsequent to the acquisition, as defined in the asset purchase agreement. As a result, the Company allocated this contingent payment to the long-term assets acquired, including $859,830 to in-process research and development technology which was expensed in the 1998 period.

         NET LOSS. As a result of the foregoing, the Company recorded a net loss of $8,581,713 for the nine months ended September 30, 1998, as compared to a net loss of $15,142,225 for the nine months ended September 30, 1997.



LIQUIDITY AND CAPITAL RESOURCES

         In the nine month period ended September 30, 1998, cash used in operating activities totaled $4,027,406. These activities were financed through available cash resources, private placement sales of 3,013,416 shares of the Company's common stock resulting in net proceeds of $29,011,999 (see Note 3 to the Consolidated Financial Statements), and $1,365,929 in proceeds from the exercise of stock options and warrants. During this period, the Company acquired IMS for $25,965,325 in cash (financed through a private placement) plus common stock and made several cash payments related to acquisitions completed in 1997 including: a debt payment under its obligation to the former owner of CMS for $750,000, a contingency payment to the former owner of HCS in the amount of $500,000 for meeting certain operating criteria in the 12 months subsequent to the acquisition, and $500,000 to Walgreens under its contract for the purchase of PreScribe. Additionally, the Company incurred approximately $350,000 in net costs (principally leasehold improvements, relocation expenses and rent deposits) for the relocation of its corporate offices and its network and development operations in Fort Lauderdale in September 1998. After these receipts and expenditures, the Company had cash and cash equivalents totaling $5,719,178 as of September 30, 1998. These available funds continue to be used for operations, the further development and marketing of the Company's products and services, equipment and other general corporate purposes. In addition, the Company is continuously evaluating acquisition opportunities that add synergies to the Company's product offerings and business strategy.

         The Company has a revolving bank line of credit of up to $5,000,000, subject to availability of suitable collateral, which was renewed in August 1998. Borrowings, if any, are due on demand, collateralized by certificates of deposit and U.S. Treasury Notes, and bear interest at the prime rate less 3/4%. There are no outstanding borrowings on this line of credit as of September 30, 1998. The Company may also seek alternative sources of financing, such as pledging of accounts receivable and leasing of fixed asset acquisitions, at similar or more favorable terms, depending upon market conditions.

         As a result of the acquisitions of CMS, HCS and PreScribe in 1997, the Company is obligated to make certain payments in the next 12 months. These payments are as follows: $500,000 for CMS, $1,000,000 for HCS, and $500,000 for PreScribe. The CMS and HCS payments may be made at least 50% in cash and the balance, if any, in common stock.

         The ratio of current assets to current liabilities was 2.2 times in the 1998 period which was comparable to 2.0 times in the 1997 period. Accounts receivable turnover for the Company was 5.7 times in the 1998 period which was comparable to 5.9 times in the 1997 period. Inventory turnover for the network integration services and drug dispensing segments combined was 6.4 times in the 1998 period compared to 10.8 times in the 1997 period; this decrease is attributable to increased inventory levels in the network integration services segment.

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


YEAR 2000

         Many currently installed computer systems and software products are coded to accept only two digit dates. Such systems may not be able to distinguish 20th century dates from 21st century dates. To address these and any other Year 2000 operational issues which may affect the Company, the Company has appointed a Year 2000 Committee and has hired a Year 2000 project manager, who is reviewing the Company's internal computer systems, its products and services, as well as reviewing the progress of the Company's principal customers, vendors and resellers. The Company expects that all of its proprietary software products and its clinical and financial transaction processing networks will be Year 2000 compliant by June 1999.

         The Committee has developed a priority order list of Company products and services and has commenced the Year 2000 project plan in accordance with this plan. The Company's Year 2000 project plan consists of three phases:
Assessment, Remediation and Validation.

         The primary purpose of the Assessment phase is to list and analyze the inventory of every product sold and supported. The major issues encountered during this phase are the identification of language the software is written in, the source code and the third party libraries used. The Remediation phase is where changes to the programs and codes are actually made. The Validation phase is where the remediated products are tested and then submitted for independent verification and validation.

         The Assessment phase for all products and services is approximately eighty percent complete. The Assessment phase for the top three priority Company proprietary products has been fully completed, with one product currently in the Remediation phase.

The Company expects the top three priority products to have completed the Validation phase by the end of the fourth quarter of 1998. All other products and services will complete the Validation phase by the end of the second quarter of 1999.

         Concurrently, the Company has commenced contacting all third parties whose proprietary tools and library products are incorporated into the Company's proprietary products in order to determine their respective Year 2000 readiness status. In addition, the Company has started contacting the Company's customers to inform them of the Company's Year 2000 readiness status. This initial Year 2000 readiness disclosure information and any updates to that information will be posted on the Company's website. (The Company's website address is www.proxymed.com.) The Company plans to have contacted all of its significant clinical and financial transaction processing partners by the end of the fourth quarter of 1998 in order to assess their Year 2000 readiness status.

         Upon completion of the Validation phase of the Year 2000 project plan as it relates to the Company's proprietary products and services, the Company's internal operational systems will be re-assessed and remediated with upgrades or alternatives, if necessary, and all critical vendors and suppliers will be contacted for Year 2000 readiness status inquiry. The Company plans to have completed its internal operational systems Year 2000 compliance by the end of the third quarter of 1999.

         The current estimated budget for expenditures directly related to the Company's Year 2000 effort is approximately $400,000. The Company's actual costs incurred to date are not material. The budget includes staffing costs for employees hired specifically to address Year 2000 issues; however, it does not include the internal staff costs incurred, or to be incurred, as these costs are considered part of the normal release structure of the Company's products. The estimated budget also includes hardware upgrade costs, much of which would have been incurred in the Company's normal equipment replacement plans. Anticipated spending for the Company's Year 2000 effort is not expected to have a significant impact on the Company's ongoing results of operations.

         The Company will be developing contingency plans by the end of the first quarter of 1999 to deal with possible Year 2000 failures. Due to the general uncertainty inherent in the Year 2000 problem, there can be no assurance that all Year 2000 problems, globally, will be foreseen and corrected on a timely basis. While some of the Company's worst case scenarios are associated with risks outside the control of the Company (including power and communications), the Company has started assessing those scenarios within its control and will attempt to develop contingency plans designed to deal with its customers' concerns concerning the handling of data formatting and transmitting compliant data.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                      27   -   Financial Data Schedule

         (b)      Reports on Form 8-K:

                  - No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PROXYMED, INC.
                                     (Registrant)



November 10, 1998                   /s/ Bennett Marks
-----------------                   -----------------------------------------
    (Date)                          Bennett Marks
                                    Co-President, Chief Financial Officer and
                                      Principal Accounting Officer

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER        DESCRIPTION
     ------        -----------
        27         Financial Data Schedule.