Form 10-K
period 1998-12-31
PROXYMED INC /FT LAUDERDALE/
filed 1999-03-16
CIK 906337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
(Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
         OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       or
[ ]     TRANSACTION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-22052

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

         2555 DAVIE ROAD, SUITE 110, FORT LAUDERDALE, FLORIDA 33317-7424
         ---------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (954) 473-1001

           SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT: NONE

              SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.001 PAR VALUE
                          -----------------------------
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act if 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed using $10.00 per share, the closing price of the registrant's common stock on the Nasdaq National Market on March 5, 1999, was $78,359,380.

         As of March 5, 1999, 17,818,372 shares of the registrant's common stock were issued and outstanding.

         Documents Incorporated By Reference: NONE

                                     PART I

                                ITEM 1. BUSINESS

THE COMPANY

         ProxyMed, Inc. is a healthcare information services company operating in three business segments: healthcare EDI and communication devices, network integration services and prescription drug dispensing.

         We were incorporated in the State of Florida in 1989. Our principal executive offices are located at 2555 Davie Road, Suite 110, Fort Lauderdale, Florida 33317-7424. Our telephone number is (954) 473-1001. Our Internet address is http://www.proxymed.com.

         HEALTHCARE EDI AND COMMUNICATION DEVICES SEGMENT

                  ProxyMed provides healthcare electronic data interchange ("EDI") products and services to physicians, independent physician associations ("IPAs"), insurance payers, pharmacies, commercial and hospital laboratories and nursing homes. Our connectivity solutions and transaction processing services support a broad range of both clinical and financial transactions. To facilitate these services, we have developed and operate ProxyNet(TM), our national electronic healthcare information network, which provides physicians with direct connectivity and PC-based interfaces to the industry's second largest list of payers, the largest list of chain and independent pharmacies, and the largest list of clinical laboratories.

                  The healthcare industry generates billions of clinical and financial transactions each year, including but not limited to prescription orders, refill authorizations, lab orders and results, radiology orders and results, medical insurance claims, insurance eligibility inquiries, encounter notifications, and referral requests and authorizations. We believe that the healthcare industry lags behind many other transaction intensive industries such as travel, securities and banking in the number of transactions processed electronically, with the vast majority of healthcare transactions being performed manually and on paper. For physicians, payers, labs and pharmacies to meet the clinical and financial demands of our evolving managed care system, we believe that all participants in the healthcare system will need to process all of these types of transactions electronically. We also believe that because of the number of participants, the lack of standards and the complexity of establishing reliable and secure communication networks, the healthcare industry needs companies such as ProxyMed, with its secure, proprietary systems, to facilitate the processing of these transactions.

                  Physicians control most healthcare decisions and so, in this role, are a center point for the patient related clinical and financial transactions generated each year. Because of our broad range of both clinical and financial transaction capabilities, we are uniquely positioned to provide "one stop shopping" for all of a physician's transaction processing requirements. ProxyMed's goal is to become the nation's leading provider of physician office connectivity and transaction processing services. To gain access to the greatest number of physicians, we maintain four sales and distribution channels for our healthcare EDI and communication devices segment:

---------------------------- -------------------------------------------- --------------------------------------------
ProxyMed Software            ProxyMed has a nationally deployed sales     Software and Communication Products:
and Communication            force which calls directly on physicians,    Financial - EZ-Claim software
Devices                      payers, pharmacies and labs.  ProxyMed       Pharmacy  - PreScribe software
                             licenses its proprietary software products   Lab - ClinScan software & systems
                             for use on physician desktops for access     Lab - Kit series of intelligent
                             to ProxyNet, transaction creation and              printers
                             communication between healthcare             Nursing Home - ProxyCare software
                             participants.
---------------------------- -------------------------------------------- --------------------------------------------
Electronic Commerce          ProxyMed has established its ECP program     Agreements:
Partners                     to work with the nation's leading            Medical Manager Corp.
                             providers of physician desktop software,     IDX Systems Corporation
                             so that they may enable their existing       Eclipsys Corporation
                             applications to communicate through          Epic Systems Corporation
                             ProxyNet to payers, pharmacies and labs.
---------------------------- -------------------------------------------- --------------------------------------------
Gateway Agreements           ProxyMed connects other EDI networks to      Gateways:
                             ProxyNet so that the participants on both    Kinetra
                             networks can communicate with each other.    National Data Corp.
---------------------------- -------------------------------------------- --------------------------------------------
Internet/World Wide          ProxyMed is establishing itself as an        ASP Services Planned for Release
Web                          Application Service Provider of clinical       by mid-1999:
                             and financial EDI services hosted on the     Lab Results Reporting
                             web, which may be accessed by any            Prescription Refill Authorization
                             physician with an Internet connection.
---------------------------- -------------------------------------------- --------------------------------------------

                  We have three primary revenue streams. Physicians and nursing homes, which we describe as "front-end" customers, pay recurring network access and database subscription fees, as well as software license, purchases and service fees for our desktop equipment, software and communication devices. Payers, laboratories and pharmacies, which we describe as "back-end" customers, pay for transaction processing services on a per transaction basis.

                  In prior years a significant portion of our revenue was generated by our other business segments. In 1998, however, the EDI and communication devices segment accounted for the majority of our revenues and is expected to increase as a percentage of revenues in 1999.

                  See Note 14 of the Notes to the Consolidated Financial Statements for more financial information about our segments.

         NETWORK INTEGRATION SERVICES SEGMENT

                  We provide client server software development services, Internet access services and commercial software packages to public and private sector organizations. We also sell and support a variety of systems integration products and services from major network equipment manufacturers in a variety of technological niches, including hubs, routers, switches, remote access devices, servers, storage devices and network operating systems. Our Internet access division provides a wide range of Internet related products and services. We are a full service Internet access provider with points of presence in Tallahassee, Tampa and Fort Myers, Florida. We purchase computer hardware products for resale from a variety of suppliers and are not dependent upon any one supplier.

         PRESCRIPTION DRUG DISPENSING SEGMENT

                  Our wholly-owned subsidiary, ProxyCare, Inc., is a pharmacy business operated by us since 1994 in South Florida that dispenses and delivers unit dose oral prescription drugs to patients residing in long term care facilities, primarily in assisted care living facilities in South Florida. Prescriptions are delivered monthly to such facilities utilizing a variety of packaging systems, including a unique packaging system called "Medicine-On-Time", which is licensed from an unaffiliated third party. We are considering whether this segment fits within our long-term business plan.

CONTINUING ACQUISITION PROGRAM

              Since 1997, we have consummated the following mergers and acquisitions:

               o In March 1997, we acquired substantially all of the assets of
                 Clinical MicroSystems, Inc. ("CMS"), a laboratory software company.

               o In April 1997, we acquired substantially all of the assets of
                 Hayes Computer Systems, Inc. ("HCS"), a network integration services company.

               o In June 1997, we acquired from Walgreen Co., owner of the
                 Walgreens pharmacy chain ("Walgreens"), the proprietary electronic prescription software known as PreScribe.

               o In November 1997, we acquired substantially all of the assets of US HealthData Interchange, Inc. ("USHDI"), a provider of healthcare financial EDI services.

               o In May 1998, we acquired all of the capital stock of WPJ, Inc., which did business as Integrated Medical Services ("IMS"), also a provider of healthcare financial EDI services.

               o In December 1998, we acquired all of the capital stock of Key
                 Communications Service, Inc. ("Key"), a provider of laboratory communication devices.

               o In January 1999, we acquired the EDI assets of Specialized
                 Medical Management, Inc. ("SMMI"), also a provider of healthcare financial EDI services.

PRODUCT DEVELOPMENT

         We believe that our future success will depend in large part on our ability to enhance our current line of EDI products and services, develop new EDI products and services, maintain technological competitiveness and satisfy an evolving range of customers' requirements. We intend to expand our products and services through acquisition and internal development. Our product development group is responsible for improving and upgrading existing products and services, exploring applications of core technologies and incorporating new technologies into our products and services.

         We are currently broadening our offerings to include Internet-based clinical and financial EDI services to be imbedded in a web-based physician office suite of applications. All applications will have a common user interface and will be easily accessed via the Internet. We plan to establish relationships with national Internet service providers to ease the set-up costs to access the Internet. Planned services will include complete clinical transactions such as electronic prescription orders and refills, formulary messaging, laboratory orders and results, financial transactions such as claims processing, encounters, eligibility verification, referrals and electronic remittance advices, and office applications such as secure e-mail. The first two applications that will be available in approximately May 1999 will be laboratory results reporting and pharmacy prescription refill authorizations.

         The total amount capitalized for purchased technology and capitalized software as of December 31, 1998, is $13,026,000, net of amortization. Research and development expense was approximately $2,978,000 in 1998, $1,908,000 in 1997, and $177,000 in 1996. See Note 1 of Notes to Consolidated Financial Statements.

COMPETITION

         We face competition from many healthcare information systems companies and other technology companies. Many of our competitors are significantly larger and have greater financial resources than we do and have established reputations for success in implementing healthcare information service systems. The healthcare EDI transaction industry has been targeted for growth by many companies, including companies developing new technologies utilizing an Internet-based system.

GOVERNMENT REGULATION

         Except for our drug dispensing business, our products and services are not directly subject to governmental regulation. Our customers, however, are subject to extensive and frequently changing federal and state laws and regulations.

         We believe that we are in compliance in all material respects with the federal and state laws and regulations governing our operations and have obtained all licenses necessary for the operation of our business.

INTELLECTUAL PROPERTY

         We regard certain features of our products, services and documentation as proprietary, and rely on a combination of contract, copyright, trademark and trade secret laws and other measures to protect our proprietary information. We are not aware that our products, services, trademarks or other proprietary rights infringe the proprietary rights of third parties.

EMPLOYEES

         As of March 5, 1999, we employed 324 full-time employees. We are not and never have been a party to a collective bargaining agreement. We consider our relationship with our employees to be good.

                               ITEM 2. PROPERTIES

         We lease various properties as described below. We are also obligated under several other operating leases for certain operating facilities which are for periods of less than one year or are otherwise immaterial. Our leases generally contain renewal options and require us to pay costs such as property taxes, maintenance and insurance. We consider our present facilities adequate for our operations and believe that alternative and additional facilities are readily available in the event that a particular lease is not renewed.

----------------------------------------- ------------------------------ ------------------
                                                                              SQUARE
            INDUSTRY SEGMENT                        LOCATION                 FOOTAGE
----------------------------------------- ------------------------------ ------------------
Corporate, Healthcare EDI                 Fort Lauderdale, FL                 20,484
and Communication Devices
----------------------------------------- ------------------------------ ------------------
Healthcare EDI and                        New Albany, IN                      43,560
Communication Devices
----------------------------------------- ------------------------------ ------------------
Healthcare EDI and                        Santa Ana, CA                        7,732
Communication Devices
----------------------------------------- ------------------------------ ------------------
Network Integration                       Tallahassee, FL                      7,000
Services
----------------------------------------- ------------------------------ ------------------
Prescription Drug                         Fort Lauderdale, FL                  4,700
Dispensing
----------------------------------------- ------------------------------ ------------------

                            ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS

         Our common stock trades on the National Market tier of the Nasdaq Stock Market under the symbol "PILL". The following table sets forth the high and low sale prices of the common stock for the periods indicated. The common stock has traded on The Nasdaq National Market since November 8, 1996. Previously, the common stock traded on the SmallCap tier of the Nasdaq Stock Market.

                                             HIGH                        LOW
                                             ----                        ---
1997:
         First Quarter                      $ 9.50                     $ 5.38
         Second Quarter                      11.25                       4.13
         Third Quarter                       10.81                       7.00
         Fourth Quarter                      10.63                       6.50

1998:
         First Quarter                      $15.75                     $ 5.25
         Second Quarter                      17.13                       8.38
         Third Quarter                       10.81                       6.75
         Fourth Quarter                      11.88                       6.63

1999:
         First Quarter                      $12.00                     $ 8.50
           (through March 5, 1999)

         On March 5, 1999, the last reported sale price of the common stock was $10.00 per share. As of March 5, 1999, there were 203 holders of record of the common stock. We believe that many of these holders of record are in "street name" and that the number of individual shareholders is over 2,500.

         We have not paid any dividends on our common stock. We intend to retain all earnings for use in our operations and the expansion of our business, and do not anticipate paying any dividends on the common stock in the foreseeable future. The payment of dividends is within the discretion of our Board of Directors. Any future decision with respect to dividends will depend on future earnings, future capital needs and our operating and financial condition, among other factors.

         In December 1998, we issued 1,968,106 shares of our common stock in connection with the Key merger. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933.

                         ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial information for us as of and for each of the five years in the period ended December 31, 1998, and have been derived from our audited consolidated financial statements. Since March 1995, our business focus changed from primarily the sale of prescription drugs to healthcare EDI and communication devices. The data set forth below should be read in conjunction with

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes.

                                                                   Year Ended December 31,
                                              1998             1997           1996           1995           1994
                                              ----             ----           ----           ----           ----
STATEMENT OF OPERATIONS DATA:
      Revenues                           $ 37,767,677     $ 10,931,969    $ 3,054,151    $ 7,622,803    $16,533,006
      Operating loss                     $(11,681,614)    $(18,784,262)   $(4,305,293)   $(2,626,882)   $(4,126,165)
      Net loss                           $(11,788,185)    $(18,517,122)   $(2,853,735)   $(2,848,887)   $(4,265,657)
      Net loss applicable to
      common shareholders                $(11,788,185)    $(18,517,122)   $(2,949,538)   $(2,962,249)   $(4,265,657)

PER SHARE DATA:
      Basic and diluted net loss
       per share of common stock         $       (.75)    $      (1.75)   $      (.39)   $      (.61)   $     (1.01)
      Weighted average common
       shares outstanding                  15,653,374       10,589,333      7,660,383      4,816,980      4,209,876

DIVIDEND DATA:
      Dividends on cumulative
       preferred stock                   $          -     $          -    $    95,803    $   113,362    $         -


                                                                         December 31,
                                              1998             1997           1996           1995           1994
                                              ----             ----           ----           ----           ----
BALANCE SHEET DATA:
      Working capital (deficiency)       $  7,564,488     $ 1,966,406     $12,426,178    $   990,734    $(  469,097)
      Long-term obligations              $  1,367,193     $ 1,049,630     $         -    $   199,393    $   425,256
      Total assets                       $ 48,836,574     $19,603,121     $15,695,055    $ 4,993,337    $ 9,217,934
      Stockholders' equity               $ 40,279,119     $13,151,752     $14,915,305    $ 2,593,620    $ 3,336,035

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IN GENERAL

         ProxyMed is a healthcare information services company providing financial and clinical EDI transaction processing services and healthcare technology software products to physicians and other healthcare providers such as nursing homes, pharmacies, commercial and hospital laboratories, insurance companies and managed care organizations. In addition, we derive revenues from network integration services and related computer hardware sales principally to state government agencies, sales and leasing of computer peripheral equipment to various healthcare and non-healthcare customers, contract manufacturing of circuit boards to non-healthcare customers, and the dispensing of prescription drugs to patients who are residing in long-term care facilities. Our products and services are provided from our four principal operating facilities located in Fort Lauderdale and Tallahassee, Florida; Santa Ana, California; and New Albany, Indiana.

         Business combinations were consummated during the periods presented and are included in the financial statements after their respective dates of acquisition. Key merged with ProxyMed in December 1998 (accounts of Key are includable as of May 1, 1998); IMS was acquired in May 1998; USHDI was acquired in November 1997; and CMS was acquired in March 1997. These four entities are reportable under the healthcare EDI and communication devices segment. HCS was acquired in April 1997 and is reportable under the network integration services segment.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         NET REVENUES. Consolidated net revenues for 1998 increased by $26,835,708, or 245%, to $37,767,677 from consolidated net revenues of $10,931,969 in 1997.

         The healthcare EDI and communication devices segment revenues increased by $20,412,204, or 1123%, to $22,229,326 in 1998 from $1,817,122 in 1997. This increase was primarily due to the acquisitions of IMS in 1998 and USHDI in late 1997, the merger with Key in 1998, and three significant software licenses sold for our ProxyCare and ClinScan products.

         The network integration services segment revenues increased by $6,075,671, or 78%, to $13,855,458 in 1998 from $7,779,787 in 1997. This increase was primarily due to a new agency of the State of Florida which became a new customer in 1998 and a full year of revenue in 1998 as compared to eight months of revenue in 1997, as HCS was acquired in April 1997. In 1998 and 1997, approximately 87% and 91%, respectively, of the network integration services revenues were from the State of Florida and its related agencies. Approximately 84% and 81%, in 1998 and 1997, respectively, of this segment's revenues are from sales of hardware and third-party software products.

         The prescription drug dispensing segment revenues increased by $347,833, or 26%, to $1,682,893 in 1998 from $1,335,060 in 1997, primarily as a result of increased marketing efforts to obtain new customers.

         COST OF SALES AND GROSS PROFIT MARGIN. Cost of services and license fees includes labor and travel costs, third-party support arrangements, third-party EDI transaction processing costs and Internet related communication fees. Cost of sales for computer systems, prescription drugs and other tangible goods includes hardware, third-party software, prescription and non-prescription drugs, manufactured goods and direct labor and consumable materials used in contract manufacturing.

         Consolidated gross profit margin for 1998 was 56% compared to 37% in 1997. The increase is primarily due to the impact of a higher percentage of total sales arising from increased EDI transaction revenues and other revenues due to our acquisitions in the healthcare EDI and communication devices segment, as well as the sales of higher margin software licenses for the ProxyCare and ClinScan products. The gross profit margin for the healthcare EDI and communication devices segment was 79% in 1998 and 1997. The gross profit margin in the network integration services segment was 23% in 1998 compared to 27% in 1997. This decrease was primarily due to a higher amount of lower margin hardware products, as compared to the sales of services. The gross profit margin in the drug dispensing segment was 32% in 1998 compared to 37% in 1997. This decrease was due to a change in the mix of customers from private pay patients to lower margin third-party payers.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses for 1998 increased by $9,580,726, or 72%, to $22,874,079 from consolidated selling, general and administrative expenses of $13,293,353 in 1997. Consolidated selling, general and administrative expenses as a percentage of consolidated net sales decreased to 61% in 1998, from 122% in 1997, as we established a higher revenue base through our acquisitions. In addition, the rate of increase in sales in 1998 exceeded the rate of increase in selling, general and administrative expenses.

         Selling, general and administrative expenses for the healthcare EDI and communication devices segment increased by $8,336,518, or 105%, to $16,268,058 in 1998 from selling, general and administrative expenses of $7,931,540 in 1997. The increase consisted primarily of selling, general and administrative expenses of Key, IMS and USHDI ($8,858,000) and net decreases of $521,000 in selling, general and administrative expenses from existing segment operations.

         Selling, general and administrative expenses for the network integration services segment increased by $953,791, or 52%, to $2,778,758 in 1998 from selling, general and administrative expenses of $1,824,967 in 1997. This increase resulted from a full year of operations included in 1998, whereas only eight months was included in the prior year as the acquisition of HCS occurred in April 1997.

         Selling, general and administrative expenses for the drug dispensing segment increased by $95,141, or 20%, to $561,186 in 1998 from selling, general and administrative expenses of $466,045 in 1997. This increase primarily resulted from payroll, commissions and related costs to support the increase in revenues.

         Corporate related selling, general and administrative expenses increased by $195,276, or 6%, to $3,266,077 in 1998 from $3,070,801 in 1997.
This increase was primarily a result of the net effect of various costs and expenses.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $7,802,973, or 724%, to $8,881,273 in 1998 from $1,078,300 in 1997. This increase was due to the following: (i) amortization charges for goodwill associated with our acquisitions completed in 1997 and 1998 which are being amortized over 3 years ($3,971,000); (ii) amortization of purchased technology and capitalized software costs for healthcare EDI and communication devices ($3,021,000); (iii) depreciation charges associated with the Company's internal systems and related equipment ($424,000); (iv) amounts payable to Walgreens associated with the acquisition of PreScribe ($250,000); and (v) amortization charges for other intangibles associated with our acquisitions ($137,000).

         IN-PROCESS RESEARCH AND DEVELOPMENT TECHNOLOGY. As a result of a contingent payment made to the former owner of HCS in 1998, we recorded a charge of $742,623 in 1998 related to the expensing of in-process research and development technology. In 1997, we recorded a charge of $8,467,098 for in-process research and development technology. See Note 2 of Notes to the Consolidated Financial Statements for a full description of such charges.

         INTEREST, NET. We incurred net interest expense for 1998 of $106,571, whereas we earned net interest income for 1997 of $267,140. The 1998 amount reflects interest expense incurred on the debt of Key ($206,000) and interest expense on the debt issued for the acquisition of CMS ($122,000) offset by interest earned on invested funds ($221,000). In connection with the merger with Key, the debt guaranteed by Key was retired.

         OTHER. As a result of its merger with Key, we recorded $426,970 in merger related expenses in 1998.

         NET LOSS. As a result of the foregoing, we recorded a net loss of $11,788,185 in 1998, as compared to a net loss of $18,517,122 in 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         NET REVENUES. Consolidated revenues for 1997 increased by $7,877,818, or 258%, to $10,931,969 from consolidated revenues of $3,054,151 in 1996.

         The healthcare EDI and communication devices segment revenues decreased by $68,885, or 4%, to $1,817,122 in 1997 from $1,886,007 in 1996. This decrease was primarily due to the net effect of two factors. First, as a result of the acquisitions of CMS, USHDI and PreScribe in 1997, segment revenues increased by $1,646,218 over 1996 levels. Revenues for these acquisitions include the processing of certain clinical and financial transactions, proprietary computer software and hardware, and annual software support contracts. Second, segment revenues in 1996 include one-time license fee revenue from Bergen Brunswig Drug Corporation and Blue Cross and Blue Shield of Massachusetts, Inc. totaling $1,204,000, whereas no such license fee income was received in 1997.

         The network integration services segment revenues were $7,779,787 in 1997 compared to no such revenues in 1996, due to the acquisition of HCS in April 1997. Approximately 91% of the network integration services revenues were to the State of Florida and its related agencies. Approximately 81% of this segment's revenues are from sales of hardware and third-party software products.

         The prescription drug dispensing segment revenues increased by $166,916, or 14%, to $1,335,060 in 1997 from $1,168,144 in 1996, primarily as a result of increased marketing efforts to obtain new customers.

         COST OF SALES AND GROSS PROFIT MARGIN. Cost of services and license fees includes labor and travel costs, third-party support arrangements, third-party EDI transaction processing costs and Internet related communication fees. Cost of sales for computer systems and prescription drugs includes hardware, third-party software, and prescription and non-prescription drugs.

         Consolidated gross profit margin for 1997 was 37% compared to 57% in 1996. The gross profit margin for the healthcare EDI and communication devices segment was 79% in 1997 compared to 70% in 1996. This increase is primarily attributable to the contribution in 1997 from our lab software products and annual software support contracts, which typically carry high gross profit margins. The gross profit margin in the network integration services segment was 27% in 1997 due to the high concentration of lower margin hardware products. The gross profit margin in the prescription drug dispensing segment was 37% in 1997 compared to 34% in 1996. This increase was due to a change in the mix of customer from third-party payers to higher margin private pay patients.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses for 1997 increased by $7,583,920, or 133%, to $13,293,353 in 1997 from consolidated selling, general and administrative expenses of $5,709,433 in 1996. Consolidated selling, general and administrative expenses as a percentage of consolidated net revenues decreased to 122% in 1997 from 187% in 1996, as the rate of increase in revenues in 1997 exceeded the rate of increase in selling, general and administrative expenses.

         Selling, general and administrative expenses for the healthcare EDI and communication devices segment increased by $5,217,656, or 192%, to $7,931,540 in 1997 from selling, general and administrative expenses of $2,713,884 in 1996. The increase resulted from acquisitions of CMS and USHDI, and internal growth in order to support this core business of ProxyMed. The increase consisted primarily of the following: (i) additional payroll and related costs for sales, product development, customer service, implementation services, technical operations and management personnel ($3,866,000); (ii) additional marketing expenses including attendance at national and local trade shows, print ads, and travel to potential customers ($721,000); (iii) telecommunication costs related to our further development of our ProxyNet network costs including direct connectivity with our strategic partners ($293,000); (iv) consulting fees to various software and business consultants ($160,000); (v) occupancy costs primarily associated with the acquisitions of CMS and USHDI and additional facilities for product development and sales ($105,000); (vi) write-off of certain capitalized software that we determined had no continuing future benefit to its operations ($202,000); (vii) charges related to certain compensatory stock options and warrants issued in 1996, whereas there were no such charges in 1997 (decrease of $300,000); and (viii) net increases in various other selling, general and administrative expenses which were individually less than $100,000 ($171,000).

         Selling, general and administrative expenses for the network integration services segment were $1,824,967 in 1997 and resulted from the acquisition of HCS in 1997. These expenses consisted primarily of payroll and related costs ($1,345,000), occupancy costs ($144,000), telecommunications costs ($114,000), and marketing related costs including travel to potential customers ($82,000).

         Selling, general and administrative expenses for the prescription drug dispensing segment increased by $114,927, or 33%, to $466,045 in 1997 from selling, general and administrative expenses of $351,118 in 1996. This increase primarily resulted from payroll, commissions and related costs to support the increase in business.

         Corporate related selling, general and administrative expenses increased by $426,370, or $16%, to $3,070,801 in 1997 from $2,644,431 in 1996.
This increase was primarily a result of the following: (i) termination and separation payments for certain employees ($235,000); (ii) the write-off of certain computer hardware that we determined that we will no longer utilize in our corporate operations ($161,000); and (iii) a net increase in various other selling, general and administrative expenses ($30,000).

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $755,712 in 1997, or 234%, to $1,078,300 from $322,588 in 1996. This increase was primarily due to the following: (i) amortization of capitalized software costs for healthcare EDI and communication devices ($214,000); (ii) depreciation charges associated with ProxyNet and related systems ($100,000); (iii) amounts payable to Walgreens associated with the acquisition of PreScribe ($250,000);
(iv) amortization charges for goodwill and other intangible assets associated with our acquisitions completed in 1997 ($84,000); and (v) other general depreciation increases ($108,000).

         INTEREST, NET. Net interest income decreased $169,429, or 39%, to $267,140 in 1997 from $436,569 in 1996. The decrease in net interest income is due primarily to interest expense of approximately $136,000 in 1997 on the debt issued for the acquisition of CMS, which was not present in 1996.

         IN-PROCESS RESEARCH AND DEVELOPMENT TECHNOLOGY. As a result of the acquisitions of CMS and HCS, we recorded charges totaling $8,467,098 in 1997 related to the expensing of in-process research and development technology. See
Note 2 of Notes to Consolidated Financial Statements for a full description of such charges.

         OTHER. In 1996, we earned $1,014,989 from the sale of certain assets of our drug dispensing operations to Eckerd Corporation in 1995.

         NET LOSS. As a result of the foregoing, we recorded a net loss of $18,517,122 in 1997, as compared to a net loss of $2,853,735 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         In 1998, cash used in operating activities totaled $4,916,287. This was primarily due to our net loss partially offset by depreciation and amortization charges. These activities were financed through available cash resources, private placement sales of 3,013,416 shares of our common stock resulting in net proceeds of $29,118,505 and $1,451,700 in proceeds from the exercise of stock options and warrants. During this period, we acquired IMS for $25,965,325 in cash plus common stock, made $406,556 in debt and interest payments for notes payable acquired with IMS and Key, and made several cash payments related to acquisitions completed in 1997 including: a debt payment under our obligation to the former owner of CMS for $750,000, a contingent payment to the former owner of HCS in the amount of $500,000 for meeting defined operating criteria in the 12 months subsequent to the acquisition, and $500,000 to Walgreens under our contract for the purchase of PreScribe. Additionally, we incurred approximately $400,000 in net costs (principally leasehold improvements, relocation expenses and rent deposits) for the relocation of our corporate offices and our network and development operations in Fort Lauderdale in September 1998. After these receipts and expenditures, we had cash and cash equivalents totaling $4,681,671 as of December 31, 1998. These available funds continue to be used for operations, the further development and marketing of our products and services, equipment and other general corporate purposes. In addition, we are continuously evaluating acquisition opportunities and other strategic alternatives that add synergies to our product offerings and business strategy. Pursuant to this strategy, we purchased the healthcare EDI assets of SMMI for $1,000,000 in cash in January 1999.

         We have a revolving bank line of credit of up to $5,000,000, subject to availability of suitable collateral, which was renewed in August 1998. Borrowings, if any, are due on demand, collateralized by certificates of deposit and U.S. Treasury Notes, and bear interest at the prime rate less 3/4%. There were no outstanding borrowings on this line of credit as of December 31, 1998.

         As a result of the acquisitions of CMS, HCS and PreScribe in 1997, we are obligated to make certain payments in the next 12 months. These payments are as follows: $500,000 for CMS, $1,000,000 for HCS, and $500,000 for PreScribe. The CMS and HCS payments may be made at least 50% in cash and the balance, if any, in common stock.

         We do not have any material commitments for capital expenditures.

         The ratio of current assets to current liabilities was 2.1 times in 1998 compared to 1.4 times in 1997. This increase is attributable to the additional cash and accounts receivable generated from our recent acquisitions. Accounts receivable turnover for us was 6.3 times in the 1998 period which was comparable to 6.6 times in 1997. Inventory turnover 5.6 times in the 1998 period compared to 7.4 times in the 1997 period; this decrease is attributable to slower inventory turnover at Key.

         We expect to continue to incur negative net cash flow from operations until we begin receiving higher levels of revenues from our healthcare EDI and communication devices segment and/or from cash generated by our network integration services segment. Management is committed to the strategy of investing funds in further marketing and development of our products and services and may pursue additional acquisitions which are deemed to be in accordance with our business strategy, both of which may require additional equity or debt financing. However, there can be no assurances that such financing will be available under terms and conditions acceptable to us.

FUTURE OUTLOOK

         We continue to grow through strategic acquisitions and concentration on our core healthcare EDI and communication devices segment, our strategic relationships and other plans to increase the usage of our healthcare information technology products and services to achieve requisite economies of scale. We have successfully reduced our operating losses before non-cash charges. Such non-cash charges are significant and result primarily from amortization expenses related to our acquisitions. However, we anticipate that we will continue to incur operating losses until we generate sufficient recurring revenues from our products and services to cover the total of our cash and non-cash expenses. There can be no assurance that we will realize an adequate level of recurring revenues from the sale of our products and services, or that revenues from its operations or those of our recently acquired businesses and any future acquisitions will ultimately result in achievement of profitability.

NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 1998, we adopted and are reporting in accordance with SFAS No. 130, "Reporting Comprehensive Income," and SOP No. 97-2, "Software Revenue Recognition." There were no differences between our net loss and comprehensive loss under SFAS No. 130 and the adoption of SOP No. 97-2 did not have a material effect on the timing of our revenue recognition.

YEAR 2000 COMPLIANCE

         GENERAL. Many currently installed computer systems and software products are coded to accept only two digit dates. Such systems may not be able to distinguish 20th century dates from 21st century dates. To address these and any other Year 2000 operational issues which may affect us, in September 1998 we appointed a Year 2000 Committee and hired a Year 2000 project manager to review our internal computer systems and our products and services as well as review the progress of our principal customers, vendors and resellers.

         The Committee has developed a priority order list of our products and services and has commenced the Year 2000 project plan in accordance with this list. Our Year 2000 project plan consists of four phases: assessment, remediation, validation and distribution.

         The primary purpose of the assessment phase is to list and analyze the inventory of our products sold and supported. The major issues encountered during this phase are the identification of language the software is written in, the source code and any third-party libraries in a product. The remediation phase is where changes to the programs and codes are actually made. The validation phase is where the remediated products are tested and then submitted for independent verification and validation. The distribution phase, specifically for proprietary products, is where the remediated products are provided to our customers.

         PRODUCTS AND SERVICES. With respect to our products and services, except those recently acquired from our business combinations with Key and SMMI, the assessment phase is substantially complete. The assessment and remediation phases for our three top priority products have been fully completed, with two products currently in the distribution phase. We expect that all of our software products and our clinical and financial transaction processing networks will be Year 2000 ready by July 1999.

         Based on representations made at time of our merger with Key, we believe that Key's products and services will operate satisfactorily in a Year 2000 environment. We have begun the assessment phase to verify those representations. Based on procedures performed to date, we do not expect any additional actions to be required.

         Concerning our acquisition of SMMI, we have identified three potential Year 2000 issues. First, all of SMMI's customers require a software upgrade. We are in the process of replacing their software with our Year 2000-ready products and expect that this will be completed by May 1, 1999. Second, SMMI's financial transactions network is being combined with our existing financial transactions network, which is Year 2000 compliant, by July 1999. Third, certain financial transaction services currently provided to a certain payer will either be remediated or we will purchase a replacement.

         Concurrently, we have contacted all third party vendors whose proprietary tools and library products are incorporated into our products in order to determine their respective Year 2000 readiness status. Certain of those third parties have required actions to be taken by us. Such actions have been performed in accordance with instructions provided by the vendor.

         Finally, we have contacted our customers to inform them of our Year 2000 readiness status. Updates to that information are posted on our website when necessary. Our website address is www.proxymed.com.

         INTERNAL SYSTEMS, VENDORS AND SUPPLIERS. We have completed the assessment phase with respect to our internal administrative systems, our vendors and suppliers, and we are in various stages of remediation. We plan to complete the Year 2000 compliance for these areas by the end of the third quarter of 1999. We also plan to have contacted all of our significant clinical and financial transaction processing partners by the end of the first quarter of 1999 in order to assess their Year 2000 readiness status.

         COSTS. Since the formation of the Year 2000 Committee in September 1998, we have spent $32,000 through December 31, 1998 primarily for personnel costs. The total estimated budget for expenditures directly related to our Year 2000 effort is approximately $500,000. The budget includes staffing costs for employees hired specifically to address Year 2000 issues; however, it does not include the internal staff costs incurred or to be incurred as these costs are considered part of the normal release structure of our products. The estimated budget also includes hardware upgrade costs much of which would have been incurred in our normal equipment replacement plans. As such, anticipated total spending for the Year 2000 effort is not expected to have a significant impact on our ongoing results of operations.

         CONTINGENCY PLAN. While some "worst case scenarios" are associated with risks outside our control (including power and communications), we have started assessing those scenarios within our control. The Year 2000 Committee identified the major areas of concern to be the handling of data formatting and transmitting compliant data and our customers' usage of our software products. To deal with some of these concerns, we have informed our financial network users of the availability of an algorithm to allow those with non-compliant formats to continue transmitting to payers in a Year 2000 compatible format. During the second quarter of 1999, we will be formulating documented scenarios for our customer service representatives to assist our hardware and software users if they have Year 2000 related issues.

         We expect that by the fourth quarter 1999 we will have a documented business continuity plan to cover all aspects of our customer and internal concerns, including our products and services, alternative vendors/suppliers, backup power sources and staffing issues to assure coverage immediately before and after the millennium. However, due to the general uncertainty inherent in the Year 2000 issue, there can be no assurance that all Year 2000 problems will be foreseen and corrected on a timely basis.

         FORWARD-LOOKING STATEMENTS. The foregoing Year 2000 discussion and the information contained herein are provided as a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (Public Law 105-271, 112 Stat. 2386) enacted on October 19, 1998 and contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which we expect to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant systems, results of Year 2000 testing, adequate resolution of Year 2000 issues by governmental agencies, businesses and other third parties who are outsourcing service providers, suppliers, and vendors of ours, unanticipated system costs, the adequacy of and the ability to implement contingency plans and uncertainties. The "forward-looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This document contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include assumptions, beliefs and opinions relating to our growth strategy based upon our interpretation and analysis of healthcare industry trends and management's ability to successfully develop, implement, market and sell our secure network transaction processing services, software programs, clinical databases and financial transaction services to physicians and other healthcare providers. This strategy assumes that physicians will prefer "one-stop shopping" for our products and services and that we will be able to successfully develop, acquire, maintain and upgrade competitive clinical and financial transaction sets and successfully integrate them with our existing products and services. This strategy also assumes that we will be able to successfully develop and execute our strategic relationships, especially with the providers of information systems to physicians under our electronic partnership program and with medical laboratories, pharmacy chains, independent pharmacy owners and pharmacy information system vendors. Many known and unknown risks, uncertainties and other factors, including general economic conditions, healthcare reform initiatives, millennium compliance issues that may arise, and risk factors detailed from time to time in our Securities and Exchange Commission filings, may cause these forward-looking statements to be incorrect, and may cause actual results to be materially different from any future results expressed or implied by these assumptions, opinions and beliefs. We expressly disclaim any intent or obligation to update any forward-looking statements.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and schedules are included herein beginning at Page F-1.

   ITEM 9. CHANGES IN AND DISAGREEMENTSON ACCOUNTING AND FINANCIAL DISCLOSURE

         We have not had any change in or disagreement with our accountants on accounting and financial disclosures during our two most recent fiscal years or any later interim period.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our directors and executive officers are as follows:

             NAME                             AGE                        POSITION
             ----                             ---                        --------
Harold S. Blue                                37              Chairman of the Board, Chief
                                                                 Executive Officer

John Paul Guinan                              38              Co-President and Director

Bennett Marks                                 50              Co-President, Chief Financial
                                                                 Officer and Director

James Pickering                               44              Co-President and Chief
                                                                 Operating Officer

Frank M. Puthoff                              53              Executive Vice President,
                                                                 Chief Legal Officer and
                                                                 Secretary

Bruce S. Roberson                             50              Executive Vice President -
                                                                 Sales and Marketing

Samuel X. Kaplan(2)                           76              Director

Bertram J. Polan(1)(2)                        47              Director

Peter A. A. Saunders(1)(2)                    57              Director

Eugene R. Terry(1)                            60              Director

--------------------------
(1) Member of the Audit Committee, the Chairman of which is Mr. Saunders.
(2) Member of the Compensation Committee, the Chairman of which is Mr. Polan.

         HAROLD S. BLUE joined ProxyMed in 1993 and currently serves as Chief Executive Officer and Chairman of the Board. From 1992 to 1996, Mr. Blue was also President and Chief Executive Officer of Health Services Inc., a physician practice management company which was sold to InPhyNet Medical Management, Inc. From 1979 to 1984, Mr. Blue was President and Chief Executive Officer of Budget Drugs, Inc., a retail discount pharmacy chain located in South Florida. In September 1984, Mr. Blue founded Best Generics, Incorporated. Best Generics was later sold to pharmaceutical manufacturer, Ivax Corporation, where Mr. Blue served as a member of Ivax's Board of Directors from 1988 to 1990. He currently serves as a director of three publicly-held companies, iMall, Inc., the largest independent mall on the Internet, Windsor Capital Corp., a specialty regional mall based retailer, and AccuMed International, Inc., a global diagnostics information company.

         JOHN PAUL GUINAN has been Co-President and a director of the Company since June 1995. He was its Chief Operating Officer from August 1996 to January 1998. He was an Executive Vice President of the Company from July 1993 until June 1995. From March 1993 to June 1993, Mr. Guinan was the Chief Executive Officer and co-founder of ProxyScript, Inc. (f/k/a Medical

Containment Systems, Inc.), which the Company acquired in June 1993. From 1989 until April 1993, Mr. Guinan founded and developed two companies: The Desktop Professionals, Inc., a company which supplied automation systems to South Florida professional offices; and POSitive Thinking, Inc., a software development company which specialized in point of sale systems.

         BENNETT MARKS was appointed Co-President in November 1998 and has been Executive Vice President - Finance, Chief Financial Officer and a director of the Company since October 1993. From May 1991 to October 1993, Mr. Marks was Vice President - Finance and a director of another public company engaged in the manufacturing and marketing of network management systems for use by telecommunication companies. From 1981 to April 1991, Mr. Marks was an audit partner with KPMG, an international accounting and consulting firm. While with KPMG, Mr. Marks was the partner on audits of numerous public companies and served as an Associate SEC Reviewing Partner. He also served as the Administrative Partner in charge of KPMG's West Palm Beach office. Mr. Marks is a certified public accountant.

         JAMES PICKERING was appointed Co-President in November 1998 and was appointed Executive Vice President-Operations and Chief Operating Officer in January 1998. From September 1995 to January 1998, Mr. Pickering served as President of Med-Link Technologies, Inc., a healthcare EDI transaction company and a subsidiary of SPS Payment Systems, Inc., a New York Stock Exchange company and affiliate of Morgan Stanley, Dean Witter Discover and Co. From October 1991 to September 1995, Mr. Pickering was Vice President-Systems for National Electronic Information Corporation (NEIC), also a healthcare EDI transaction company. Prior to that, Mr. Pickering served as a consultant for Metropolitan Life Insurance Company and the Prudential Insurance Company designing and implementing claims administration, utilization review and managed care capitation systems.

         FRANK M. PUTHOFF was appointed Executive Vice President, Chief Legal Officer and Secretary of the Company in August 1996. From July 1994, he was Vice President, General Counsel and Secretary for Miami Subs Corporation. Between July 1990 and July 1994, he held several executive positions with Ground Round Restaurants, Inc., an affiliate of Hanson PLC, serving most recently as Senior Vice President, General Counsel and Secretary. Prior thereto, he served as Division Counsel for PepsiCo, Inc. and held various executive positions with Marriott Corporation.

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

         PETER A. A. SAUNDERS, F.R.S.A. (Fellow of Royal Society of Arts) is the owner and Chairman of Pass Consultants, a marketing and business consulting firm he founded in Surrey, England in 1988. From 1992 through 1994, he also served as Managing Director of United Artist Communications (London-U.K.), Ltd. From 1959 to 1984, Mr. Saunders held various executive and directorship positions with Allders Department Stores, a subsidiary of United Drapery Department Stores Group, and, after its acquisition by Hanson Trust, P.L.C. in 1984, continued as a Director until 1988. Since 1989, Mr. Saunders has been serving as a Director of Theragenics Corporation, a public company specializing in the treatment of prostate cancer located in Norcross, Georgia; as a non-executive Director of Mayday Healthcare NHS Trust, a 700-bed hospital in Surrey, England from 1992 to 1998; and as a non-executive Director of Eurobell (Sussex) Limited, a United Kingdom cable television and telecommunications company from 1993 to 1998.

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

         AUDIT COMMITTEE - Our Audit Committee consists of three non-employee directors: Peter A. A. Saunders (Chair), Bertram J. Polan and Eugene R. Terry. The Audit Committee is responsible for meeting with representatives of our independent accountants and with representatives of senior management to review the general scope of our annual audit, matters relating to internal audit control systems and the fee charged by the independent accountants. In addition, the Audit Committee is responsible for reviewing and monitoring the performance of non-audit services by our independent accountants and for recommending the engagement or discharge of our independent accountants.

         COMPENSATION COMMITTEE - Our Compensation Committee consists of three non-employee directors: Bertram J. Polan (Chair), Samuel X. Kaplan and Peter A.
A. Saunders. The Compensation Committee is responsible for approving and reporting to the Board on the annual compensation for all officers, including salary, stock options and other consideration, if any. The Committee is also responsible for granting stock awards, stock options and other awards to be made under our existing plans.

         Directors are elected annually at our annual meeting of shareholders. Each director serves until his successor is elected and qualified or until the earlier death, resignation, removal or disqualification of the director. The officers are elected annually by the directors.

         We have "key person" life insurance policies on the lives of Mr. Blue and Mr. Guinan in the amount of $1,000,000 each.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities and Exchange Act of 1934 (the "Exchange Act") requires our officers and directors, and persons who own more than 10% of the registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

         Based on our review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during our fiscal year ended December 31, 1998, all filing requirements applicable to our officers and directors, and greater than 10% beneficial owners were complied with, except that we have not received from Bellingham Industries Inc. a Form 5 or a written representation that no Form 5 is required.

                         ITEM 11. EXECUTIVE COMPENSATION

                  The following table sets forth the compensation paid during the past three fiscal years to our Chief Executive Officer and our other four most highly compensated executive officers with annual compensation for such years over $100,000 (the "named executive officers"):

                           SUMMARY COMPENSATION TABLE

                                                                        ----------------------------------------
                                                                                LONG-TERM COMPENSATION
-------------------------- ------ ------------------------------------- ----------------------------------------
                                          ANNUAL COMPENSATION                      AWARDS              PAYOUTS
                                  ------------------------------------- ----------------------------- ----------
                                                              OTHER                      SECURITIES                    ALL
                                                             ANNUAL       RESTRICTED     UNDERLYING                   OTHER
       NAME AND                                             COMPEN-        STOCK         OPTIONS/      LTIP          COMPEN-
  PRINCIPAL POSITION       YEAR      SALARY       BONUS      SATION        AWARD(S)         SARS       PAYOUTS        SATION
---------------------      ----      ------       -----      -------       --------         ----       -------        -------
Harold S. Blue             1998      145,033           --           --           --            --         --             --
Chairman and CEO           1997      125,000           --           --           --            --         --             --
                           1996      100,983           --           --           --       150,000         --             --

John Paul Guinan           1998      163,943       15,063           --           --            --         --             --
Co-President               1997      125,000           --           --           --            --         --             --
                           1996      127,792           --           --           --        15,000         --             --

Bennett Marks              1998      145,305       20,000           --           --        20,000         --             --
Co-President and CFO       1997      128,646       15,000           --           --            --         --             --
                           1996      107,542           --    10,625(1)           --        86,250         --             --

James H. Pickering         1998      165,456(2)    10,000    47,182(4)           --       130,000         --             --
Co-President and
COO

Bruce S. Roberson          1998      177,693       55,063           --           --        20,000         --             --
Exec. V.P.                 1997      180,000       50,000    22,506(4)           --            --         --             --
                           1996       30,000(3)        --    24,759(4)           --       100,000         --             --
-------------------------- ------ -------------- --------- ------------ --------------- ------------- ---------- -------------

(1) Mr. Marks received a non-accountable expense allowance of $15,000 (net of taxes) per year through September 15, 1996.
(2)  Mr. Pickering joined us on January 5, 1998.
(3)  Mr. Roberson joined us on October 28, 1996.
(4)  Consists of reimbursement of relocation expenses.

         The following table provides information on stock option grants during fiscal year 1998 to each of the named executive officers:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
---------------------------------------------------------------------------------------------------------------------
                                                                                             POTENTIAL REALIZABLE
                                                                                               VALUE AT ASSUMED
                                    INDIVIDUAL GRANTS                                        ANNUAL RATES OF STOCK
                                                                                            PRICE APPRECIATION FOR
                                                                                                  OPTION TERM
---------------------------------------------------------------------------------------------------------------------
                               # OF           % OF TOTAL
                            SECURITIES       OPTIONS/SARS    EXERCISE OR
                            UNDERLYING        GRANTED TO      BASE PRICE
                             OPTIONS/        EMPLOYEE IN                     EXPIRATION
         NAME              SARS GRANTED      FISCAL YEAR                        DATE          5%           10%
---------------------------------------------------------------------------------------------------------------------
Harold S. Blue                  --                --              --             --           --           --
John Paul Guinan                --                --              --             --           --           --
Bennett Marks                 20,000              5%            $7.19          9/1/08      $ 90,435     $ 229,180
James H. Pickering           100,000             26%            $7.00          1/5/08      $440,226    $1,115,620
James H. Pickering            30,000              8%            $7.19          9/1/08      $135,653     $ 343,770
Bruce S. Roberson             20,000              5%            $7.19          9/1/08      $ 90,435     $ 229,180
---------------------------------------------------------------------------------------------------------------------

         The following table sets forth certain information concerning unexercised options held by each of the named executive officers:

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES
----------------------------------------------------------------------------------------------------------------------------
                                                             NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED                  IN-THE-MONEY
                                                          OPTIONS/SARS AT FY-END (#)        OPTIONS/SARS AT FY-END ($)*
                                                       ---------------------------------------------------------------------
                            # OF SHARES
                            ACQUIRED ON     $ VALUE
          NAME                EXERCISE      REALIZED    EXERCISABLE     UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
          ----                --------      --------    -----------     -------------     -----------      -------------
Harold S. Blue                 30,000       $266,400      150,000             --           $1,171,500            --
John Paul Guinan                 --            --         217,500             --           $1,571,775            --
Bennett Marks                  60,000       $190,200      101,250           20,000         $  681,263          $ 82,400
James H. Pickering               --            --          17,000          113,000         $   73,270          $481,330
Bruce S. Roberson                --            --         100,000           20,000         $  437,000          $ 87,400
----------------------------------------------------------------------------------------------------------------------------

*Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year-end market value of the common stock, which was $11.31 on December 31, 1998.

         There were no awards made to named executive officers in the last completed fiscal year under any long-term incentive plan for performance to occur over a period longer than one fiscal year. We do not have any defined benefit or actuarial plans for our employees. No stock options for named executive officers were amended, cancelled, replaced or otherwise repriced during the past ten years.

COMPENSATION OF DIRECTORS

         Our employee directors are not compensated for their services as directors. Outside directors receive $2,000 for each regularly scheduled board meeting personally attended, $500 for each telephonic board meeting, and $500 each quarter for each committee a director is a member. All directors are reimbursed for reasonable expenses incurred in attending board meetings.

In addition, non-employee directors receive stock options under the 1995 Outside Plan (described below) upon the directors' initial election or appointment to the Board of Directors. In 1995 and 1996, Messrs. Kaplan, Polan and Terry, upon joining the Board, were each granted options to purchase 75,000 shares of common stock at an exercise price equal to the market price on the date of grant. These options are now fully vested and expire five years after the dates of grant. Upon joining the Board in 1998, Mr. Saunders received 20,000 options at $7.19 price per share. Half of these options vested in September 1998, and the other half vest in September 1999. These options expire ten years after the date of grant.

EMPLOYMENT AGREEMENTS WITH THE NAMED EXECUTIVE OFFICERS

         On April 1, 1996, we entered into an employment agreement with Mr. Blue for a period of three years, which is automatically extended from year to year unless terminated by either party upon 60 days' written notice. Mr. Blue receives an annual base salary of $200,000 and is entitled to such bonuses as may be awarded from time to time by the Board of Directors and to participate in any stock option or bonus plans which we may now have or in the future develop. Mr. Blue may be terminated for "cause," as defined in the agreement. If he is terminated for cause, he will be entitled to base salary earned, and he will retain all vested stock options which shall remain exercisable for 90 days after the date of termination. If he is terminated "without cause," then he will be entitled to receive an amount equal to his base salary plus bonus, if any, and continuation of health insurance for six months following termination. In addition, the agreement contains confidentiality and non-competition covenants. Mr. Guinan has an employment agreement with us for a three-year term commencing on December 5, 1995, which is substantially similar to Mr. Blue's, with an annual base salary of $180,000. The employment agreement was renewed by its terms for an additional year.

         In November 1996, we entered into employment agreements with Mr. Marks and Mr. Roberson. In November 1997, we entered into an employment agreement with Mr. Pickering. The agreements are for a three-year term and automatically extend from year to year thereafter unless terminated by us upon 90 days written notice or by the employee upon 30 days written notice prior to the end of the initial term or any extension. They receive an annual base salary of $180,000, $180,000 and $200,000, respectively, and are entitled to such bonuses as may be awarded from time to time and to participate in any stock option or bonus plans which we may now have or in the future develop. They may be terminated for "cause" as defined in their agreements. If terminated for cause, they will be entitled to base salary earned, and they will retain all vested stock options which shall remain exercisable for 90 days after the date of termination. If, upon 90 days prior written notice, they are terminated "without cause," they will be entitled to receive an amount equal to their base salary plus bonus, if any, and continuation of health insurance for six months following termination, plus any unvested options shall vest. In addition, the agreements contain confidentiality and non-competition covenants.

LIABILITY AND INDEMNIFICATION OF OUR DIRECTORS AND OFFICERS

         We have entered into indemnification agreements with each of our directors and executive officers limiting their personal liability for monetary damages for breach of their fiduciary duties as officers and directors, except for liability that cannot be eliminated under the Florida Business Corporation Act. The Florida Business Corporation Act provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duty as directors, except for liability (i) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (ii) for any unlawful payment of a dividend or unlawful stock repurchase or redemption, as provided in Section 607.0834 of the Florida Business Corporation Act, (iii) for any transaction from which the director derived an improper personal benefit, or (iv) for a violation of criminal law. Our Restated Articles of Incorporation and Bylaws also provide that we shall indemnify our directors and officers to the fullest extent permitted by Section 607.0831 of the Florida Business Corporation Act, including circumstances in which indemnification is otherwise discretionary. We have procured and maintains a policy of insurance under which our directors and officers are insured, subject to the limits of the policy, against certain losses arising from claims made against such directors and officers.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of our common stock as of March 5, 1999, with respect to (i) each person known to us to be the beneficial owner of more than 5% of our common stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table, and (iv) all of our directors and officers as a group:

NAME AND ADDRESS(1)                                  # OF SHARES (2)            % OF CLASS
----------------                                     ---------------            ----------
Harold S. Blue(3)                                      794,132                      4.4%

John Paul Guinan(4)                                    217,500                      1.2%

Bennett Marks(5)                                       169,750                        *

James H. Pickering(4)                                   34,000                        *

Frank M. Puthoff(4)                                     54,779                        *

Bruce S. Roberson(4)                                   100,000                        *

Samuel X. Kaplan(4)                                     75,000                        *

Bertram J. Polan(6)                                     82,500                        *

Peter A. A. Saunders(7)                                 20,000                        *

Eugene R. Terry(4)                                      75,000                        *

Bellingham Industries Inc.(8)                        6,514,842                     36.1%
Urraca Building
Frederico Boyd Avenu
Panama City, Panama

All directors and officers                           4,839,563                     25.6%
as a group (30 persons)(9)

--------------------------
*Less than 1%

(1) The address for each person, unless otherwise noted, is 2555 Davie Road, Suite 110, Fort Lauderdale, Florida 33317-7424.
(2) In accordance with Rule 13d-3 of the Exchange Act, shares that are not outstanding, but that are subject to options, warrants, rights or conversion privileges exercisable within 60 days from March 5, 1999, have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the individual having such right, but have not been deemed outstanding for the purpose of computing the percentage for any other person.
(3) Includes 644,132 shares held of record, and 150,000 shares issuable upon the exercise of currently exercisable stock options.
(4) Represents shares issuable upon the exercise of currently exercisable stock options.
(5) Includes 68,500 shares held of record, and 101,250 shares issuable upon the exercise of currently exercisable stock options.
(6) Includes 7,500 shares held of record, and 75,000 shares issuable upon exercise of currently exercisable stock options.
(7) Includes 10,000 held of record, plus 10,000 shares issuable upon exercise of currently exercisable stock options.
(8) Includes 6,264,842 shares held of record, and 250,000 shares issuable upon the exercise of currently exercisable stock options. Share amounts were determined by ProxyMed from sources we believe to be reliable.
(9) Includes 3,717,592 shares held of record, and 1,121,971 shares issuable upon the exercise of currently exercisable stock options.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 30, 1997, we loaned a total of $350,000 to Mr. Blue. The funds were advanced pursuant to two demand promissory notes with recourse in the principal amounts of $290,000 and $60,000, respectively, each bearing interest at a rate of 7-3/4% per year. Mr. Blue has agreed to collateralize the notes pursuant to pledges of securities, including shares of our common stock, satisfactory to our Board of Directors.

         On September 1, 1998, we loaned Mr. Marks a total of $259,800 in connection with his exercise of certain stock options that were to expire in lieu of selling his stock to the public in a cashless exercise. The funds were advanced pursuant to a promissory note with recourse bearing interest at the rate of 5% per year. The promissory note is collateralized pursuant to a Stock Pledge Agreement with 60,000 shares of our stock owned by Mr. Marks.

                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

                                                                                         PAGE
                                                                                         ----
  (a)    (1) The following financial statements are included in
             Part II, Item 8:

                  Consolidated Financial Statements
                     Report of Independent Accountants                                   F-2
                     Consolidated Balance Sheets - December 31, 1998                     F-3
                        and 1997
                     Consolidated Statement of Operations - Years Ended                  F-4
                        December 31, 1998, 1997 and 1996
                     Consolidated Statements of Stockholders' Equity -                   F-5
                        Years Ended December 31, 1998, 1997 and 1996
                     Consolidated Statements of Cash Flows - Years Ended                 F-6
                        December 31, 1998, 1997 and 1996
                     Notes to Consolidated Financial Statements                       F-7 - F-22

         (2) The following schedule for the years 1998 and 1997 are submitted herewith:

                     Report of Independent Accountants                                   F-23
                     Schedule II - Valuation and Qualifying Accounts -                   F-24
                        Years Ended December 31, 1998 and 1997

         (3) Exhibits required to be filed by Item 601 of Regulation S-K as exhibits to this Report are listed in the Exhibit Index appearing on pages 28 through 30.

  (b)        Reports on Form 8-K

             During the quarter ended March 31, 1999, a Form 8-K report was filed by ProxyMed with the Securities and Exchange Commission on January 14, 1999, reporting an event dated December 31, 1998, regarding the exchange of common stock and merger with Key.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 15, 1999               PROXYMED, INC.


                                     By: /s/ HAROLD S. BLUE
                                         ---------------------------------------
                                         Harold S. Blue, Chairman of the Board
                                         and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURES                                    TITLE                         DATE
         ----------                                    -----                          ----
/s/ HAROLD S. BLUE                       Chairman of the Board and Chief        March 15, 1999
----------------------------               Executive Officer (principal
Harold S. Blue                             executive officer)


/s/ JOHN PAUL GUINAN                     Co-President and Director              March 15, 1999
---------------------------
John Paul Guinan


/s/ BENNETT MARKS                        Co-President, Chief Financial          March 15, 1999
----------------------------               Officer and Director (principal
Bennett Marks                              financial and accounting officer)


/s/ SAMUEL X. KAPLAN                     Director                               March 15, 1999
---------------------------
Samuel X. Kaplan


/s/ BERTRAM J. POLAN                     Director                               March 15, 1999
---------------------------
Bertram J. Polan


/s/ PETER A. A. SAUNDERS                 Director                               March 15, 1999
----------------------------
Peter A. A. Saunders


/s/ EUGENE R. TERRY                      Director                               March 15, 1999
---------------------------
Eugene R. Terry

                                  EXHIBIT INDEX

EXHIBIT NO.                                          DESCRIPTION
----------                                           -----------
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

 10.15                     Stock Purchase Agreement between the Company and WPJ, Inc. and Robert Weinberger and Mark Pehl
                           (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated
                           May 19, 1998).

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

 10.18                     *1997 Stock Option Plan (incorporated by reference to Exhibit A of the Company's Proxy Statement for its
                           1997 Annual Meeting of Shareholders).

 10.19                     *Employment Agreement between the Company and James Pickering dated November 10, 1997 (incorporated by reference to Exhibit 10.19 of the 10-K for the period ending December 31, 1997).

 10.20                     Agreement and Plan of Merger between ProxyMed Acquisition Corp., Key Communications Service, Inc.,
                           Jeff K. Carpenter, A. Thomas Hardy and Carl W. Garmon (incorporated by reference to Exhibit 2.1 of
                           Form 8-K,. File #000-22052, reporting an event dated December 31, 1998).

 10.21                     *Employment Agreement between the Company and Jeff K. Carpenter dated December 31, 1998 (incorporated by reference to Exhibit 2.5 of Form 8-K, File No. 000-22052, reporting an event on December 31, 1998).

  10.22                    Asset Purchase Agreement between ProxyMed and Specialized Medical Management, Inc. and its parent, Texas
                           Health Management Services, Inc., dated January 12, 1999.

  21                       Subsidiaries of the Registrant.

  23                       Consent of PricewaterhouseCoopers LLP.

  27                       Financial Data Schedule.

---------------------------------
*Denotes employment agreement or compensatory plan.

                         PROXYMED, INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                      PAGE
                                                                      ----
Consolidated Financial Statements

     Report of Independent Accountants                                F-2

     Consolidated Balance Sheets - December 31, 1998 and 1997         F-3

     Consolidated Statements of Operations -                          F-4
         Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Stockholders' Equity -                F-5
         Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows -                          F-6
         Years Ended December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements                    F-7 - F-22

Financial Statement Schedule

     Report of Independent Accountants                                F-23

     Schedule II - Valuation and Qualifying Accounts -                F-24
         Years Ended December 31, 1998 and 1997

REPORT OF INDEPENDENT ACCOUNTANTS

February 19, 1999

To the Stockholders of ProxyMed, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of ProxyMed, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

                         PROXYMED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                               ASSETS                                                               1998                   1997
                                                                                               ------------            ------------
Current assets:
     Cash and cash equivalents                                                                 $  4,681,671            $  2,654,423
     Accounts receivable - trade, net of allowance for
        doubtful accounts of $594,854 and $242,549, respectively                                  6,383,996               2,364,455
     Other receivables                                                                              463,894                 826,998
     Inventory                                                                                    2,970,210               1,202,431
     Other current assets                                                                           254,979                 319,838
                                                                                               ------------            ------------
        Total current assets                                                                     14,754,750               7,368,145
Property and equipment, net                                                                       4,335,944               2,323,174
Goodwill, net                                                                                    15,539,821               4,338,515
Purchased technology, capitalized software and
     other intangible assets, net                                                                13,654,399               5,530,226
Other assets                                                                                        551,660                  43,061
                                                                                               ------------            ------------

        Total assets                                                                           $ 48,836,574            $ 19,603,121
                                                                                               ============            ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                                         $    498,453            $    735,980
     Accounts payable and accrued expenses                                                        6,244,631               4,239,073
     Deferred revenue                                                                               447,178                 426,686
                                                                                               ------------            ------------
        Total current liabilities                                                                 7,190,262               5,401,739
     Long-term debt                                                                                 667,193               1,049,630
     Long-term deferred revenue                                                                     700,000                    --
                                                                                               ------------            ------------
        Total liabilities                                                                         8,557,455               6,451,369
                                                                                               ------------            ------------

Commitments and contingencies

Stockholders' equity:
     Common stock - $.001 par value. Authorized
        50,000,000 shares; issued and outstanding
        17,808,172 and 11,781,872 shares (after deducting
        110,000 shares in treasury in 1997), respectively                                            17,808                  11,782
     Additional paid-in capital                                                                  82,427,262              42,695,386
     Accumulated deficit                                                                        (41,906,151)            (29,555,416)
     Note receivable from stockholder                                                              (259,800)                   --
                                                                                               ------------            ------------
        Total stockholders' equity                                                               40,279,119              13,151,752
                                                                                               ------------            ------------

        Total liabilities and stockholders' equity                                             $ 48,836,574            $ 19,603,121
                                                                                               ============            ============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                               1998                  1997                  1996
                                                                           ------------          ------------          ------------
Revenues:
     Services and license fees                                             $ 18,562,066          $  3,073,085          $  1,433,505
     Computer systems, prescription drugs
        and other tangible goods                                             19,205,611             7,858,884             1,620,646
                                                                           ------------          ------------          ------------
                                                                             37,767,677            10,931,969             3,054,151
                                                                           ------------          ------------          ------------
Costs and expenses:
     Cost of services and license fees                                        3,316,068               726,800                59,722
     Cost of tangible goods                                                  13,208,278             6,150,680             1,267,701
     Selling, general and administrative expenses                            22,874,079            13,293,353             5,709,433
     Depreciation and amortization                                            8,881,273             1,078,300               322,588
     In-process research and development technology                             742,623             8,467,098                  --
     Merger related expenses                                                    426,970                  --                    --
                                                                           ------------          ------------          ------------
                                                                             49,449,291            29,716,231             7,359,444
                                                                           ------------          ------------          ------------
        Operating loss                                                      (11,681,614)          (18,784,262)           (4,305,293)

Other income (expense):
     Gain on sale of assets                                                        --                    --               1,014,989
     Interest, net                                                             (106,571)              267,140               436,569
                                                                           ------------          ------------          ------------

        Net loss                                                            (11,788,185)          (18,517,122)           (2,853,735)

Dividends on cumulative preferred stock                                            --                    --                  95,803
                                                                           ------------          ------------          ------------
        Net loss applicable to
              common shareholders                                          $(11,788,185)         $(18,517,122)         $ (2,949,538)
                                                                           ============          ============          ============
Weighted average common shares outstanding                                   15,653,374            10,589,333             7,660,383
                                                                           ============          ============          ============
Basic and diluted net loss per share of common stock                       $       (.75)         $      (1.75)         $       (.39)
                                                                           ============          ============          ============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                  PREFERRED STOCK           COMMON STOCK                                     NOTE
                                 ----------------   ----------------------                                RECEIVABLE
                                   NUMBER    PAR      NUMBER        PAR        ADDITIONAL    ACCUMULATED     FROM
                                 OF SHARES  VALUE    OF SHARES     VALUE    PAID-IN CAPITAL   DEFICIT     STOCKHOLDER    TOTAL
                                  -------   -----   -----------   --------   ------------   ------------   ---------   ------------
Balances, January 1, 1996          83,000   $ 830     4,945,595   $  4,946   $ 10,772,403   $ (8,184,559)  $    --     $  2,593,620

Sale of common stock, net
    of expenses of $1,831,816        --      --       3,367,500      3,367     13,037,942           --          --       13,041,309
Exercise of stock options
    and warrants                     --      --         432,610        433      1,860,469           --          --        1,860,902
Common stock issued
    for services                     --      --          15,000         15         55,985           --          --           56,000
Compensatory stock options           --      --            --         --          300,172           --          --          300,172
Preferred stock dividends            --      --            --         --          (82,963)          --          --          (82,963)
Conversion of preferred
    stock to common stock         (83,000)   (830)      780,905        781             49           --          --             --
Net loss                             --      --            --         --             --       (2,853,735)       --       (2,853,735)
                                  -------   -----   -----------   --------   ------------   ------------   ---------   ------------

Balances, December 31, 1996          --      --       9,541,610      9,542     25,944,057    (11,038,294)       --       14,915,305

Sales of common stock, net
    of expenses of $664,863          --      --       1,625,000      1,625     13,389,762           --          --       13,391,387
Exercise of stock options
    and warrants                     --      --         211,261        211      1,102,440           --          --        1,102,651
Common stock issued for
    acquired businesses              --      --         514,001        514      2,055,937           --          --        2,056,451
Warrants issued for acquisition
    of assets                        --      --            --         --          731,938           --          --          731,938
Compensatory stock options           --      --            --         --           26,100           --          --           26,100
Purchase of treasury stock           --      --        (110,000)      (110)      (554,848)          --          --         (554,958)
Net loss                             --      --            --         --             --      (18,517,122)       --      (18,517,122)
                                  -------   -----   -----------   --------   ------------   ------------   ---------   ------------

Balances, December 31, 1997          --      --      11,781,872     11,782     42,695,386    (29,555,416)       --       13,151,752

Sales of common stock, net
    of expenses of $1,091,360        --      --       3,013,416      3,013     29,115,492           --          --       29,118,505
Exercise of stock options
    and warrants                     --      --         422,639        423      1,711,077           --      (259,800)     1,451,700
Common stock issued for pooled
    and acquired businesses          --      --       2,590,245      2,590      5,287,894        554,848        --        5,845,332
Retirement of debt for
    pooled company                   --      --            --         --        3,015,505           --          --        3,015,505
Tax distributions for
    pooled company                   --      --            --         --         (515,490)          --          --         (515,490)
Reclassification of retained
    earnings of pooled
    company upon termin-
    ation of  S Corporation
    tax status                       --      --            --         --        1,117,398     (1,117,398)       --             --
Net loss                             --      --            --         --             --      (11,788,185)       --      (11,788,185)
                                  -------   -----   -----------   --------   ------------   ------------   ---------   ------------
Balances, December 31, 1998          --     $--      17,808,172   $ 17,808   $ 82,427,262   $(41,906,151)  $(259,800)  $ 40,279,119
                                  =======   =====   ===========   ========   ============   ============   =========   ============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                             1998           1997           1996
                                                                                         ------------   ------------   ------------
Cash flows from operating activities:
     Net loss                                                                            $(11,788,185)  $(18,517,122)  $ (2,853,735)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
            Depreciation and amortization                                                   8,977,127      1,078,300        322,588
            Acquired in-process research and
                development technology                                                        742,623      8,467,098           --
            Provision for doubtful accounts                                                   355,757         76,963          8,105
            Amortization of covenant not-to-compete                                           (20,000)       (80,000)       (80,000)
            Write-off of retired assets                                                          --          363,237           --
            Compensatory options and warrants issued                                             --           26,100        300,172
            Common stock issued for services                                                     --             --           56,000
            Gain on sale of assets                                                               --             --       (1,014,989)
            Changes in assets and liabilities, net of effect of acquisitions and dispositions:
                Accounts and other receivables                                             (2,004,119)    (1,126,398)      (203,113)
                Inventory                                                                    (336,054)      (570,027)        42,299
                Accounts payable and accrued expenses                                      (1,657,362)     1,839,643        (58,102)
                Deferred revenue                                                              626,304       (323,861)      (115,000)
                Other, net                                                                    187,622        (60,278)        46,660
                                                                                         ------------   ------------   ------------
         Net cash used in operating activities                                             (4,916,287)    (8,826,345)    (3,549,115)
                                                                                         ------------   ------------   ------------
Cash flows from investing activities:
     Acquisition of businesses, net of cash acquired                                      (19,933,922)    (9,909,551)          --
     Payment of prior acquisition contingency                                                (500,000)          --             --
     Capital expenditures                                                                  (1,526,060)    (1,386,154)      (665,891)
     Purchased technology and capitalized software                                           (510,132)    (3,182,288)      (570,557)
     Purchases of U.S. Treasury Notes                                                            --             --       (8,541,153)
     Maturities of U.S. Treasury Notes                                                           --        6,008,698      2,532,455
     Proceeds from sale of dispensary assets                                                     --             --        1,300,000
     Proceeds from sale of subsidiary                                                            --             --          649,275
                                                                                         ------------   ------------   ------------
         Net cash used in investing activities                                            (22,470,114)    (8,469,295)    (5,295,871)
                                                                                         ------------   ------------   ------------
Cash flows from financing activities:
     Net proceeds from sale of equity securities                                           29,118,505     13,391,387     13,041,309
     Proceeds from exercise of stock options and warrants                                   1,451,700      1,102,651      1,860,902
     Payment of notes payable, long-term debt and capital leases                           (1,156,556)        (9,375)      (417,884)
     Purchase of treasury stock                                                                  --         (554,958)          --
     Draw on line of credit                                                                      --        2,500,000           --
     Repayment of line of credit                                                                 --       (2,500,000)          --
     Payment of preferred stock dividends                                                        --             --          (82,963)
                                                                                         ------------   ------------   ------------
         Net cash provided by financing activities                                         29,413,649     13,929,705     14,401,364
                                                                                         ------------   ------------   ------------
Net increase (decrease) in cash                                                             2,027,248     (3,365,935)     5,556,378
Cash and cash equivalents at beginning of period                                            2,654,423      6,020,358        463,980
                                                                                         ------------   ------------   ------------
Cash and cash equivalents at end of period                                               $  4,681,671   $  2,654,423   $  6,020,358
                                                                                         ============   ============   ============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(1)      BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) BUSINESS OF THE COMPANY - ProxyMed, Inc. ("the Company") is a healthcare information services company providing financial and clinical electronic data interchange ("EDI") transaction processing services and healthcare technology software products to physicians and other healthcare providers such as nursing homes, pharmacies, commercial and hospital laboratories, insurance companies and managed care organizations. In addition, the Company derives revenues from network integration services and related computer hardware sales principally to state government agencies, sales and leasing of computer peripheral equipment to various healthcare and non-healthcare customers, contract manufacturing of circuit boards to non-healthcare customers, and the dispensing of prescription drugs to patients who are residing in long-term care facilities. The Company's products and services are provided from its four principal operating facilities located in Fort Lauderdale and Tallahassee, Florida; Santa Ana, California; and New Albany, Indiana.

   (b) PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

   (c) USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   (d) REVENUE RECOGNITION - EDI transaction fee revenue is recorded in the period the service is rendered. Revenue from sales of software, software licenses, computer hardware and manufactured goods is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. The same criteria is applied to each element of multiple element arrangements after allocating the amounts paid to individual elements based on vendor-specific objective evidence of fair value. Revenue from hardware leases, software rentals and maintenance fees is recognized ratably over the applicable period. Revenue from the Company's prescription drug dispensing activities is reported at net realizable amounts from insurance providers and patients at the time the individual prescriptions are delivered to the patients.

   (e) CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash balances in excess of immediate needs are invested in U.S. Treasury Notes, or in bank certificates of deposit and money market accounts. At times, such amounts may be in excess of FDIC insurance limits.

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


   (f) ACCOUNTS RECEIVABLE - Substantially all of the Company's accounts receivable are due from various healthcare payors and providers and the State of Florida or agencies thereof. Collateral is not required. Credit losses are provided for in the consolidated financial statements and have been within management's expectations.

   (g) INVENTORY - Inventory consisting of component parts, materials and supplies (used in the upgrading of peripheral computer equipment and contract manufacturing) and finished goods (including direct labor and overhead and consisting principally of computer peripherals, hardware and software, and prescription drugs) is stated at the lower of cost (first-in, first-out method) or market. Reserves for obsolete, damaged and slow-moving inventory are maintained and are periodically reviewed by management.

   (h) PROPERTY AND EQUIPMENT - Property and equipment is stated at cost and includes revenue earning equipment. Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of the assets; depreciation of revenue earning equipment is included in cost of sales. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.

         Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gains or losses are reflected in other income for the period; upon sale or retirement of revenue earning equipment, the gross proceeds are included in net revenues and the undepreciated cost of the equipment sold is included in cost of sales. Maintenance and repair of property and equipment are charged to expense as incurred. Renewals and betterments are capitalized and depreciated.

   (i)   INTANGIBLE ASSETS

         GOODWILL - Goodwill, representing the excess of cost over the estimated fair value of net assets acquired, is amortized on the straight-line basis over 3 to 40 years.

         OTHER INTANGIBLES - Other acquired intangible assets consisting primarily of customer contracts and covenants-not-to-compete, and are being amortized on a straight-line basis over their estimated useful lives of 4 to 5 years.

         The recoverability of goodwill, other intangible assets and other long-lived assets is regularly reviewed by the Company for indications that the carrying value may be impaired or that the useful lives assigned are excessive. When such indications exist, the carrying value is assessed based upon an analysis of estimated future cash flows on an undiscounted basis and before interest charges, or useful lives are changed prospectively.

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

         PURCHASED TECHNOLOGY AND CAPITALIZED SOFTWARE - The Company has recorded amounts related to various software and technology that it has purchased or capitalized both for external sale to its customers or for its own internal systems use. Certain computer software costs for external sale are capitalized and are reported at the lower of unamortized cost or net realizable value. Such costs are capitalized when they are related to a product which has achieved technological feasibility or that has an alternative future use, and are amortized over their estimated useful lives, generally over 3 to 5 years. Costs for computer software used for the Company's own internal systems are capitalized during the application development stage and are periodically evaluated by the Company for indications that the carrying value may be impaired or that the useful lives assigned may be excessive. Such software is being amortized over its estimated useful life of 3 years. Amortization of purchased technology and capitalized software was $3,261,000 in 1998, $251,000 in 1997 and $21,000 in 1996.

         Management believes that future revenues related to these projects will be sufficient to realize the amounts capitalized at December 31, 1998, and as such these amounts will be recovered over the lives of the related projects. It is reasonably possible, however, that those estimates of future revenues could be adversely impacted if these projects are not released timely or if the market acceptance of the related technology is not what is anticipated by management. As a result, the recoveries of these capitalized costs through future revenues could be reduced materially.

         Accumulated amortization of goodwill at December 31, 1998 and 1997 is $4,110,731 and $104,066, respectively. Accumulated amortization of purchased technology, capitalized software and other intangible assets at December 31, 1998 and 1997 is $3,725,022 and $291,957, respectively.

   (j) RESEARCH AND DEVELOPMENT - Software development costs incurred prior to achieving technological feasibility are charged to research and development expense when incurred. Research and development expense was approximately $2,978,000 in 1998, $1,908,000 in 1997, and $177,000 in
         1996, respectively.

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

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


   (l) NET LOSS PER SHARE - Basic loss per share of common stock is computed by dividing net loss applicable to common shareholders by the weighted average shares of common stock outstanding during the year. Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock; however, stock options, warrants and contingent shares totaling 2,553,488 shares, 2,808,233 shares and 2,498,214 shares for the three years ended December 31, 1998, 1997 and 1996, respectively, were excluded from the calculation of diluted per share results because their effect was antidilutive.

   (m) NEW ACCOUNTING PRONOUNCEMENTS - Effective January 1, 1998, the Company adopted and is reporting in accordance with SFAS No. 130, "Reporting Comprehensive Income," and SOP No. 97-2, "Software Revenue Recognition." There were no differences between the Company's net loss and comprehensive loss under SFAS No. 130 and the adoption of SOP No. 97-2 did not have a material effect on the timing of its revenue recognition.

   (n) RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with current year presentation.


(2)      BUSINESS COMBINATIONS

   (a) KEY COMMUNICATIONS SERVICE - On December 31, 1998, the Company merged with Key Communications Service, Inc. ("Key"), a privately-owned company based in New Albany, Indiana. Key is a designer, manufacturer, distributor and servicing company for laboratory results reporting communication products for national, regional and hospital-based laboratories. The Company issued 2,078,106 shares of common stock in exchange for all of Key's capital stock. The transaction has been accounted for as a pooling of interests. Because of a leveraged buyout transaction consummated on April 30, 1998 by the former stockholders of Key, the accounts of Key have been combined with those of the Company commencing May 1, 1998. For the period May 1, 1998 to December 31, 1998, Key had net revenues of $10,439,327 and net income of $1,117,398. Merger related expenses of $426,970 have been included in the statement of operations for 1998. In connection with the merger, certain debt guaranteed by Key's assets was retired, and as a result, $3,015,505 was credited to additional paid-in capital. In addition, distributions of $515,490 have been recorded, representing S Corporation income tax obligations arising from Key's operations prior to the merger.

   (b) INTEGRATED MEDICAL SYSTEMS - In May 1998, the Company acquired all of the capital stock of WPJ, Inc., d/b/a Integrated Medical Systems ("IMS"), a privately-owned company based in Santa Ana, California. IMS provides financial EDI transaction processing services including medical claims, encounters and other financial transactions. The purchase price consisted of $20,620,000 in cash and 481,836 unregistered shares of the Company's common stock (valued at $5,345,325). The cash portion of the purchase price was funded through the private placement sale of common stock (see Note 5). The acquisition was accounted for as a purchase and the excess of the consideration paid over the estimated fair value of the net assets acquired in the amount of $14,649,731 was recorded as goodwill.

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


   (c) USHDI - In November 1997, the Company acquired substantially all of the assets and the business of US HealthData Interchange, Inc. ("USHDI") from Avatex Corporation. USHDI provides financial EDI transaction processing services including medical claims, encounters and other financial transactions. The purchase price consisted of $4,000,000 in cash paid at closing. The acquisition was accounted for as a purchase and the excess of the consideration paid over the estimated fair value of the net assets acquired in the amount of $3,040,669 was recorded as goodwill.

   (d) HAYES COMPUTER SYSTEMS - In April 1997, the Company acquired substantially all the assets and assumed certain specific, but limited liabilities of Hayes Computer Systems, Inc. ("HCS"), a privately-owned company located in Tallahassee, Florida. HCS provides information technology solutions and services to principally the public sector including systems integration services, Internet access services, and client/server software development. The purchase price consisted of $3,147,126 in cash and 388,215 shares of unregistered common stock paid at closing (valued at $1,296,000). The acquisition was accounted for as a purchase. In addition, the Company was obligated to pay up to $1,000,000 (at least 50% in cash and the remainder in common stock) in each of the two subsequent 12 month periods upon the achievement of defined operating criteria. In June 1998, the Company made its first contingent payment which consisted of $500,000 in cash and 30,303 shares of common stock. The Company allocated this contingent payment to the long-term assets acquired as follows: $859,830 to in-process research and development technology, $85,617 to property and equipment, and $54,553 to capitalized software.

   (e) CLINICAL MICROSYSTEMS - In March 1997, the Company acquired substantially all the assets and certain liabilities of Clinical MicroSystems, Inc. ("CMS"), a privately-owned company located in Babylon, New York. CMS was the developer of ClinScan, a physician desktop lab ordering and results posting software. The purchase price consisted of the following: $3,000,000 in cash and 125,786 shares of unregistered common stock (valued at $760,452) paid at closing, plus $2,000,000 in cash and common stock payable over a three year period as follows: $750,000, $500,000 and $750,000 in 12, 24 and 36 months following the closing date, respectively (recorded net of interest imputed at the rate of 10.31% per annum). Each of the future payments will be at least 50% in cash, with the remaining balance, if any, paid in shares of unregistered common stock. The acquisition was accounted for as a purchase and the excess of the consideration paid over the estimated fair value of the net assets acquired in the amount of $841,130 was recorded as goodwill. In April 1998, the Company paid its first debt payment of $750,000 in cash.

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

       Portions of the initial purchase prices for the HCS and CMS acquisitions were allocated to in-process research and development technology, resulting in charges to the Company's 1997 operations of $4,167,098 for the HCS acquisition and $4,300,000 for the CMS acquisition. The following products are includable as in-process research and development technology:

   (a) KIMS - The in-process research and development acquired from HCS consisted of the Krypton Internet Messaging Server ("KIMS"), a server-to-server intranet email system designed to provide more security, higher performance and a lower price than comparable UNIX based email systems. At the time of the acquisition, this product was in the alpha phase of programming and had the capability of processing only simple email communications. The Company intended to complete the development of a testing lab, the development of the KIMS product, and the development of the EDI version of the product at an estimated cost of approximately $253,000 and include it in its EDI product offering to physicians and other healthcare providers using the Company's ProxyNet network by the end of calendar 1997.

         However, shortly after the acquisition, Microsoft Corporation released its improved email product. Therefore, the decision to complete the KIMS product was temporarily suspended until an assessment of the Microsoft product could be completed. After analyzing the KIMS product and discussing the opportunities for it, the Company decided to complete the KIMS product and expects to have it completed in 1999 and include it in its future web-based product line.

   (b) CLINSCAN INTRANET - The in-process research and development acquired from CMS consisted of the ClinScan Intranet, a system designed to provide hospitals with the capability to connect hospital-based and office-based physicians together, in a private wide area network, or Intranet. The hospitals and physicians would have the ability to electronically exchange messages, images, files and other valuable clinical information, including the exchange of clinical orders and results using proven interface technology. By incorporating the ClinScan workstation at physician sites, this software application would provide access to all of the hospital based legacy systems invisibly. By adding high-speed communications access, hospitals and physicians would be able to access the Internet. At the time of the acquisition, completion of the communication protocols for incoming and outgoing messaging and an interface for communications to the legacy systems had been developed. The Company intended to complete the global patient data repository, routing functionality, cross-relational master indexes, and master catalogue of clinical functionality of the product at an estimated cost of approximately $600,000 and include it as a clinical EDI product offering to physicians, laboratories and other healthcare providers by the start of 1998.

         The technology supported by the research performed on the ClinScan Intranet was used by the Company to develop its Lab Network Intranet Server ("LNIS"), the central information processor for its latest ClinScan software product. Revenues from the sales of ClinScan involving an LNIS commenced in 1998.

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

         To determine the fair value of the acquired in-process research and development, the Company used independent appraisals which utilized standard appraisal methodologies. Each appraisal procedure performed involved projected cash flows for KIMS and ClinScan Intranet over their estimated useful lives, net of ongoing operating investment needs (including working capital, fixed assets and other assets) that support the products. An effective income tax rate of 37.6% was applied to each of the cash flows representing the expected marginal combined federal and state tax rate to apply over the cash flow periods. These cash flows were discounted to their present value using a discount rate of 70%, which is reflective of a "start up" company for which the KIMS and ClinScan Intranet products are similar in risk. The KIMS product was valued at $6,400,000 and the ClinScan Intranet product was valued at $4,300,000 using these model assumptions. The development of these projects had not yet reached technological feasibility to permit capitalization, and the technology had no alternative future use. Income tax benefits resulted from these charges of approximately $1,563,000 and $1,613,000 for the HCS and CMS acquisitions, respectively; however, based on the weight of available evidence, valuation allowances for the full amounts have been recorded.

         Goodwill previously recorded from the acquisitions of HCS and CMS is being amortized on the straight-line method over 3 years beginning April 1, 1998. Goodwill from these acquisitions was previously being amortized on the straight-line method over 15 years. This change in estimate results in an additional amortization expense of approximately $1,015,000 per year. Goodwill relating to the acquisitions of IMS and CMS is being amortized over 3 years.

         The following unaudited pro forma summary presents the consolidated results of operations of the Company, Key, IMS, USHDI, HCS and CMS as if the acquisitions of these businesses had occurred at the beginning of 1997, including any amortization of goodwill and additional interest expense but excluding one-time charges for acquired in-process research and development technology. These pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at that date, or of results which may occur in the future.

                                                    YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                   1998                1997
                                                ------------       ------------
Revenues                                        $ 44,084,507       $ 34,946,391
Net loss                                        $(14,553,471)      $(20,995,562)
Basic and diluted net loss
      per share of common stock                 $      (0.83)      $      (1.33)

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(3)      ACQUISITION OF PRESCRIBE TECHNOLOGY

         In June 1997, the Company acquired all rights, title and interest in all copyrights and trademarks related to the technology underlying the PreScribe(TM) pharmacy-physician prescription network (the "PreScribe network") from Walgreens Co. ("Walgreens"). Concurrently, Walgreens entered into a network services agreement whereby Walgreens will pay fees to the Company for 12 years (the first three of which are on an exclusive basis) for transactions (as defined) received over the PreScribe network or ProxyMed's existing network, ProxyNet. ProxyMed paid Walgreens $2,000,000 at closing, issued a 10-year warrant for 200,000 shares of ProxyMed's common stock exercisable at $9.96 per share (the market price at the date of grant) commencing on the fourth anniversary of the closing date, and will pay $500,000 per year on the first, second and third anniversaries of the agreement. The value of the warrant resulted in a $731,938 credit to additional paid-in capital and was computed using the Black-Scholes model using the following assumptions: risk-free interest rate of 6.45%, expected life of 10 years, expected volatility of 75% and no dividend yield. The Company is amortizing the purchase price over the 12 year term of the services agreement. In June 1998, the Company made its first anniversary payment under this agreement.

(4)      SALE OF DISPENSARY ASSETS

         On March 15, 1995, the Company sold to Eckerd Corporation ("Eckerd") certain, but not all, of the assets related to the Company's HMO prescription drug dispensing operations for $4,851,481. Of the total purchase price, $2,200,000 was contingent on the amount of prescription business retained by Eckerd through September 30, 1996. Accordingly, the Company initially recorded a loss on the sale, and recognized additional income in 1996 as prescription data was provided by Eckerd. Ultimately, the Company collected the entire purchase price, including the entire contingent amount.

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(5)      EQUITY SECURITIES

   (a) SALES OF COMMON STOCK - During 1998, private placement sales of common stock totaling 3,013,416 shares were consummated, including 2,063,636 shares to Bellingham Industries Inc. ("Bellingham"), resulting in net proceeds of $29,118,505. Additionally, the Company issued a five-year warrant to Bellingham for the purchase of 100,000 shares of the Company's common stock at $7.56 per share and issued a five-year warrant to an underwriter for the purchase of 94,978 shares of the Company's common stock at $12.10 per share.

         During 1997, private placement sales of common stock totaling 1,625,000 shares were consummated to Bellingham, resulting in net proceeds of $13,391,387.

         In 1996, the Company raised net proceeds of $13,041,309 in an underwritten offering to the public of 3,367,500 shares of common stock at a price of $4.42 per share. As of December 31, 1998, underwriter warrants for the purchase of 181,600 shares of common stock at an exercise price of $5.63 per share remain outstanding through May 7, 2001.

   (b) PREFERRED STOCK - In 1995, the Company sold 23.75 units of 9% Series A convertible preferred stock, all of which was subsequently converted to common stock. As of December 31, 1998, underwriter warrants for the purchase of 201,041 shares of common stock at an exercise price of $4.17 per share remain outstanding through June 9, 2000. If the preferred stock had been converted to common stock as of the beginning of 1996, net loss per share would have been $(.34) for 1996.

         The Company has 1,870,000 authorized but unissued shares of preferred stock, par value $.01 per share, which is entitled to rights and preferences to be determined at the discretion of the Board of Directors.

   (c) OTHER WARRANTS - In connection with a private placement sale of common stock in 1994, warrants are outstanding to the placement agent for the purchase of up to 14,000 shares of common stock at an exercise price of $3.06 per share through August 19, 1999. Additionally, as part a software development agreement with Medical Manager Corp. ("MMC"), the Company granted a five-year warrant to MMC for the purchase of 150,000 shares of common stock for $3.50 per share; MMC subsequently sold this warrant to Bellingham in 1998. The compensatory value of the MMC warrant, as well as a warrant for 37,500 shares exercisable at $4.17 per share issued in connection with a license agreement with Blue Cross and Blue Shield of Massachusetts, Inc. and certain other stock options for 12,500 shares issued to two consultants, were charged to expense in 1996 in the amount of $300,172. The weighted average fair value of each compensatory warrant and option was estimated at $1.50 at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.17%, expected life of 5 years, expected volatility of 60.8%, and no dividend yield.

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(6)      LOAN AGREEMENT

         The Company has a revolving loan agreement with a bank for borrowings of up to $5,000,000. Outstanding borrowings bear interest at the prime rate less 3/4%, are due on demand and are collateralized by U.S. Treasury Notes and certificates of deposit. There were no borrowings outstanding as of December 31, 1998 or 1997.

(7)      INVENTORY

         Inventory consists of the following at December 31, 1998 and 1997:

                                                       1998           1997
                                                    ----------     ----------
Materials, supplies and component parts             $1,050,692     $       --
Work in process                                        129,423             --
Finished goods                                       1,790,095      1,202,431
                                                    ----------     ----------
                                                    $2,970,210     $1,202,431
                                                    ==========     ==========

(8)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 1998 and 1997:

                                                                    ESTIMATED
                                      1998           1997          USEFUL LIVES
                                    ----------      ----------    -------------
Furniture, fixtures and equipment   $1,427,798      $  800,240     5 to 7 years
Computer hardware and software       3,249,782       2,014,293       5 years
Service vehicles                       145,126            --         5 years
Leasehold improvements                 559,396         189,908    Life of lease
Revenue earning equipment              415,344            --         5 years
                                    ----------      ----------
                                     5,797,446       3,004,441
Less accumulated depreciation        1,461,502         681,267
                                    ----------      ----------
      Property and equipment, net   $4,335,944      $2,323,174
                                    ==========      ==========

         Depreciation expense was $1,020,000 in 1998, $499,000 in 1997 and $297,000 in 1996.

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(9)      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consists of the following at December 31, 1998 and 1997:

                                                            1998         1997
                                                         ----------   ----------
Accounts payable                                         $3,619,427   $2,671,182
Accrued payroll and related costs                           665,048      365,716
Accrued expenses related to acquisitions                  1,036,319      556,316
Other accrued expenses                                      923,837      645,859
                                                         ----------   ----------
     Total accounts payable and accrued expenses         $6,244,631   $4,239,073
                                                         ==========   ==========

(10)     INCOME TAXES

         The significant components of the deferred tax asset account is as follows at December 31, 1998 and 1997:

                                                        1998           1997
                                                    ------------   ------------
Net operating losses - Federal                      $ 13,074,000   $  8,224,000
Net operating losses - State                           2,005,000      1,261,000
In-process research and development technology         3,119,000      2,964,000
Other - net                                              234,000       (125,000)
                                                    ------------   ------------
     Total deferred tax assets                        18,432,000     12,324,000
Less valuation allowance                             (18,432,000)   (12,324,000)
                                                    ------------   ------------
     Net deferred tax assets                        $       --     $       --
                                                    ============   ============

         Based on the weight of available evidence, a valuation allowance has been provided to offset the entire deferred tax asset amount. Net operating loss carryforwards, which amount to $38,454,000 as of December 31, 1998, begin to expire in 2008.

         The benefit for income taxes differs from the amount computed by applying the statutory federal income tax rate to the net loss reflected on the Consolidated Statements of Operations in each of the three years ended December 31, 1998 due to the following:

Federal income tax benefit at statutory rate    35.0%
State income tax benefit                         3.5
Increase in valuation allowance                (38.5)
                                               -----
                                                 -- %
                                               =====

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(11)     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                                YEAR ENDING DECEMBER 31,
                                                                                    ------------------------------------------------
                                                                                       1998                 1997              1996
                                                                                    ------------         -----------         -------
Cash paid for interest                                                              $    267,468         $     3,230         $31,123
                                                                                    ============         ===========         =======
Warrants issued for acquisition of PreScribe technology                             $       --           $   731,938         $  --
                                                                                    ============         ===========         =======
Acquisition of businesses:
     Contingent common stock issued for prior year acquisition                      $    500,000         $      --           $  --
                                                                                    ============         ===========         =======
     Common stock issued for businesses acquired                                    $  5,345,332         $ 2,056,452         $  --
     Debt issued for businesses acquired                                                    --             1,649,555            --
     Other acquisition costs accrued                                                     328,433           1,131,759            --
     Details of acquisitions:
         Working capital components, other than cash                                  (1,378,851)           (688,757)           --
         In-process research and development technology                                     --            (8,467,098)           --
         Property and equipment                                                       (1,432,331)           (485,517)           --
         Goodwill                                                                    (15,226,365)         (4,641,746)           --
         Capitalized software and technology                                         (11,000,000)           (473,574)           --
         Notes and loans payable                                                       3,429,860               9,375            --
                                                                                    ------------         -----------         -------
            Net cash used in acquisitions                                           $(19,933,922)        $(9,909,551)        $  --
                                                                                    ============         ===========         =======

(12)     SIGNIFICANT CUSTOMERS

         Approximately 32% and 65% of the Company's revenues for 1998 and 1997, respectively, were from the State of Florida or agencies thereof. Approximately 50% of the Company's revenues for 1996 were from another customer.

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(13)     STOCK OPTIONS

         The Company has three stock option plans for executives, directors and other key personnel, under which both incentive stock options and non-qualified options may be issued. Under such plans, options to purchase up to 1,237,250 shares of common stock may be granted. Options may be granted at prices equal to the fair market value at the date of grant, except that incentive stock options granted to persons owning more than 10% of the outstanding voting power must be granted at 110% of the fair market value at the date of grant. The Company also has a stock option plan for outside directors under which options to purchase up to 303,000 shares of common stock may be granted at prices and with vesting periods as may be determined by the Board of Directors or the Compensation Committee thereof. In addition, as of December 31, 1998, options for the purchase of 672,700 shares were granted to newly-hired employees. Stock options issued by the Company generally vest within three years, and expire up to ten years from the date granted. Stock option activity was as follows for the three years ended December 31, 1998:

                                            OPTIONS                                    WEIGHTED AVERAGE
                                           AVAILABLE                 OPTIONS             EXERCISE PRICE
                                           FOR GRANT               OUTSTANDING             OF OPTIONS
                                            -------                 ---------                --------
Balance, January 1, 1996                    115,875                   934,125                $   3.73
Options authorized                          532,500                      --                   --
Options granted                            (875,250)                  875,250                $   5.20
Options exercised                              --                    (139,601)               $   4.22
Options expired/forfeited                   231,124                  (231,124)               $   4.00
                                            -------                 ---------
Balance, December 31, 1996                    4,249                 1,438,650                $   4.59
Options authorized                          457,200                      --                   --
Options granted                            (291,368)                  291,368                $   8.51
Options exercised                              --                     (87,900)               $   6.22
Options expired/forfeited                      --                     (14,000)               $   7.04
                                            -------                 ---------
Balance, December 31, 1997                  170,081                 1,628,118                $   4.59
Options authorized                          184,500                      --                   --
Options granted                            (389,000)                  389,000                $   7.80
Options exercised                              --                    (319,166)               $   4.08
Options expired/forfeited                    57,083                  (123,583)               $   9.50
                                            -------                 ---------
Balance, December 31, 1998                   22,664                 1,574,369                $   5.79
                                            =======                 =========

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

         The following table summarizes information regarding outstanding and exercisable options as of December 31, 1998:

                                          OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                     -------------------------------------------------------------     ----------------------------------
RANGE OF EXERCISE       NUMBER     WEIGHTED AVERAGE REMAINING    WEIGHTED AVERAGE        NUMBER         WEIGHTED AVERAGE
     PRICES          OUTSTANDING    CONTRACTUAL LIFE (YEARS)      EXERCISE PRICE       EXERCISABLE       EXERCISE PRICE
-----------------    -----------    ------------------------     -----------------     -----------      -----------------
$3.17 - 5.00           741,500               1.78                      $3.60             741,500              $ 3.60
$5.01 - 8.00           617,452               8.12                      $6.95             327,553              $ 6.91
$8.01 - 13.63          215,417               3.81                      $9.96              90,093              $10.00
                     ---------                                                         ---------
                     1,574,369                                                         1,159,146
                     =========                                                         =========

         The following table summarizes information regarding options exercisable at of December as of each year:

                                     1998      1997        1996
                                  ---------  ---------   -------
Number exercisable                1,159,146  1,213,751   822,234
Weighted average exercise price       $5.03      $4.40     $4.10

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans for options issued to employees. Had compensation cost for such options been recorded based upon the fair value at the grant date consistent with the methodology prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been $(12,760,615) and $(0.82) for 1998, $(19,269,832) and $(1.82) for 1997, and $(3,723,924) and $(.49) for 1996,
respectively. The weighted average grant date fair value of options granted ($3.26 in 1998, $3.13 in 1997, and $2.31 in 1996) was estimated using the
Black-Scholes option pricing model with the following weighted average assumptions:

                                         1998          1997          1996
                                      ---------     ---------     ---------
Risk-free interest rate                5.19%         6.33%         6.08%
Expected life                        8.4 years     5.3 years     7.0 years
Expected volatility                    73.9%         74.7%         65.1%
Expected dividend yield                 0.0%          0.0%          0.0%

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(14)     SEGMENT INFORMATION

         In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has classified the following reportable segments which are separately managed: healthcare EDI and communication devices; network integration services; and prescription drug dispensing. Intersegment sales are not material and there were no foreign sales for any years presented.

                                                                    1998                  1997                  1996
                                                                ------------          ------------          ------------
Net revenues:
      Healthcare EDI and
         communication devices                                  $ 22,229,326          $  1,817,122          $  1,886,007
      Network integration services                                13,855,458             7,779,787                  --
      Prescription drug dispensing                                 1,682,893             1,335,060             1,168,144
                                                                ------------          ------------          ------------
                                                                $ 37,767,677          $ 10,931,969          $  3,054,151
                                                                ============          ============          ============
Operating income (loss):
      Healthcare EDI and
         communication devices                                  $ (7,236,218)         $ (7,369,360)         $ (1,596,925)
      Network integration services                                   203,505               224,947                  --
      Prescription drug dispensing                                   (35,452)               18,050                36,063
      Corporate                                                   (3,870,826)           (3,190,801)           (2,744,431)
      In-process research and
         development technology                                     (742,623)           (8,467,098)                 --
                                                                ------------          ------------          ------------
                                                                $(11,681,614)         $(18,784,262)         $ (4,305,293)
                                                                ============          ============          ============
Depreciation and amortization:
      Healthcare EDI and
         communication devices                                  $  8,465,382          $    873,924          $    209,681
      Network integration services                                   215,606                69,373                  --
      Prescription drug dispensing                                    19,414                15,003                12,907
      Corporate                                                      276,725               120,000               100,000
                                                                ------------          ------------          ------------
                                                                $  8,977,127          $  1,078,300          $    322,588
                                                                ============          ============          ============
Capital expenditures and capitalized software:
      Healthcare EDI and
         communication devices                                  $  1,234,321          $  4,297,152          $  1,106,448
      Network integration services                                   386,674               155,026                  --
      Prescription drug dispensing                                     6,303                16,264                10,000
      Corporate                                                      408,894               100,000               120,000
                                                                ------------          ------------          ------------
                                                                $  2,036,192          $  4,568,442          $  1,236,448
                                                                ============          ============          ============
Total assets:
      Healthcare EDI and
         communication devices                                  $ 36,758,590          $ 12,228,222          $  1,952,686
      Network integration services                                 4,886,152             2,402,150                  --
      Prescription drug dispensing                                 1,032,414               996,545               910,685
      Corporate                                                    6,159,418             3,976,204            12,831,684
                                                                ------------          ------------          ------------
                                                                $ 48,836,574          $ 19,603,121          $ 15,695,055
                                                                ============          ============          ============

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(15)     EMPLOYEE BENEFIT PLANS

         The Company has two 401(k) retirement plans, including one plan which was acquired in its merger with Key, for substantially all employees who meet certain minimum lengths of employment and minimum age requirements. Contributions are made by employees based on up to 15% of their annual compensation. For the plan acquired from Key, the Company makes matching contributions of up to 5% of participant's salary or $1,000, whichever is less. These matching contributions are vested after 5 years of employment. Estimated matching contributions for the period May 1 to December 31, 1998 have been expensed in the amount of $100,000.


(16)     COMMITMENTS AND OTHER

   (a) LEASES - The Company leases certain premises, operating and office equipment, and vehicles under operating leases which expire on various dates through 2005. The leases for the premises contain renewal options, and require the Company to pay such costs as property taxes, maintenance and insurance. At December 31, 1998, future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one (net of payments to be received under subleases) are as follows: $1,146,000 in 1999, $869,000 in 2000,
         $781,000 in 2001, $698,000 in 2002, $372,000 in 2003, and $469,000
         thereafter.

         The Company's obligations under capital leases are not material. Total rent expense for all operating leases amounted to $1,064,000 in 1998, $372,000 in 1997, and $119,000 in 1996.

   (b) DUE FROM OFFICERS - Included in other assets at December 31, 1998 and 1997 is a demand loan in the amount of $350,000, plus accrued interest at 7-3/4% per annum, due from the Company's chief executive officer. The officer has agreed to collateralize the loan pursuant to pledges of securities, including shares of the Company's common stock, satisfactory to the Company's Board of Directors.

         Additionally, included stockholder's equity at December 31, 1998, is a promissory note in the amount of $259,800, plus accrued interest at 5% per annum, from another officer. This note is collateralized by 60,000 shares of the Company's common pursuant to a stock pledge agreement.


(17)     SUBSEQUENT EVENT

         In January 1999, the Company acquired the EDI business and assets of Specialized Medical Management, Inc. ("SMMI") of Dallas, Texas, a provider of healthcare financial EDI services primarily in the Southwestern United States. for $1,000,000 in cash. The acquisition is being accounted for as a purchase.

REPORT OF INDEPENDENT ACCOUNTANTS


February 19, 1999

To the Stockholders of ProxyMed, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 19, 1999 appearing on page F-2 of this Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

                         PROXYMED, INC. AND SUBSIDIARIES

                 SCHEDULE II - Valuation and Qualifying Accounts

                                            ALLOWANCE FOR DOUBTFUL ACCOUNTS
                     ----------------------------------------------------------------------------------------------
                                                    ADDITIONS
                                     -----------------------------------------
                     BALANCE AT
 YEAR ENDED          BEGINNING         CHARGED TO             CHARGED TO                              BALANCE AT
DECEMBER 31,         OF PERIOD      COSTS AND EXPENSES     OTHER ACCOUNTS (1)    DEDUCTIONS (2)      END OF PERIOD
------------         ---------      ------------------    -------------------    -------------      ---------------
    1998             $242,549              368,207             333,579              349,481             $594,854
                     ========             ========             =======             ========             ========
    1997             $ 16,712              121,771             138,630               34,564             $242,549
                     ========             ========             =======             ========             ========
    1996             $106,625                8,105                --                 98,018             $ 16,712
                     ========             ========             =======             ========             ========

(1) Includes amounts acquired through acquisitions.
(2) Primarily write-off of bad debts.
                                      F-24