Form 10-Q
period 1999-03-31
PROXYMED INC /FT LAUDERDALE/
filed 1999-05-07
CIK 906337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number: 0-22052

                                 PROXYMED, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

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

                                 (954) 473-1001
                         (Registrant's telephone number)

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

                          COMMON STOCK, $.001 PAR VALUE
                       17,867,433 SHARES AS OF MAY 3, 1999

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

                         PROXYMED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      March 31,      December 31,
                               ASSETS                                    1999             1998
                                                                    ------------      ------------
Current assets:
     Cash and cash equivalents                                      $  2,963,293      $  4,681,671
     Accounts receivable - trade, net                                  5,902,146         6,383,996
     Notes and other receivables                                         424,987           463,894
     Inventory                                                         2,998,942         2,970,210
     Other current assets                                                370,750           254,979
                                                                    ------------      ------------
        Total current assets                                          12,660,118        14,754,750
Property and equipment, net                                            4,382,449         4,335,944
Goodwill, net                                                         14,957,230        15,539,821
Purchased technology, capitalized software
     and other intangible assets, net                                 12,657,667        13,654,399
Other assets                                                             542,774           551,660
                                                                    ------------      ------------
        Total assets                                                $ 45,200,238      $ 48,836,574
                                                                    ============      ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                              $    500,000      $    498,453
     Accounts payable and accrued expenses                             5,844,201         6,244,631
     Deferred revenue                                                    704,625           447,178
                                                                    ------------      ------------
        Total current liabilities                                      7,048,826         7,190,262
     Long-term debt                                                      683,167           667,193
     Long-term deferred revenue                                          649,998           700,000
                                                                    ------------      ------------
        Total liabilities                                              8,381,991         8,557,455
                                                                    ------------      ------------
Stockholders' equity:
     Common stock - $.001 par value. Authorized
        50,000,000 shares; issued and outstanding
        17,833,206 and 17,808,172 shares, respectively                    17,833            17,808
     Additional paid-in capital                                       82,656,771        82,427,262
     Accumulated deficit                                             (45,596,557)      (41,906,151)
     Note receivable from stockholder                                   (259,800)         (259,800)
                                                                    ------------      ------------
        Total stockholders' equity                                    36,818,247        40,279,119
                                                                    ------------      ------------

        Total liabilities and stockholders' equity                  $ 45,200,238      $ 48,836,574
                                                                    ============      ============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  -----------------------------
                                                                      1999              1998
                                                                  ------------      ------------
Revenues:
     Services and license fees                                    $  5,121,541      $  3,308,681
     Computer systems, prescription drugs
         and other tangible goods                                    6,245,769         1,539,235
                                                                  ------------      ------------
                                                                    11,367,310         4,847,916
                                                                  ------------      ------------
Costs and expenses:
     Cost of services and license fees                                 456,772           550,660
     Cost of tangible goods                                          4,376,877         1,219,194
     Selling, general and
         administrative expenses                                     6,973,937         4,148,048
     Depreciation and amortization                                   3,268,896           630,673
                                                                  ------------      ------------
                                                                    15,076,482         6,548,575
                                                                  ------------      ------------

         Operating loss                                             (3,709,172)       (1,700,659)

Interest, net                                                           18,766           (11,958)
                                                                  ------------      ------------

         Net loss                                                 $ (3,690,406)     $ (1,712,617)
                                                                  ============      ============

Basic and diluted loss per share
     of common stock                                              $       (.21)     $       (.14)
                                                                  ============      ============

Weighted average common shares outstanding                          17,818,894        11,858,345
                                                                  ============      ============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
                                                                             1999             1998
                                                                          -----------      -----------
Cash flows from operating activities:
     Net loss                                                             $(3,690,406)     $(1,712,617)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
            Depreciation and amortization                                   3,268,896          630,673
            Provision for doubtful accounts                                    73,091           43,875
            Changes in assets and liabilities, net of
              effect of acquisitions:
                Accounts and other receivables                                661,470         (653,290)
                Inventory                                                     (28,732)         281,729
                Accounts payable and accrued expenses                        (668,936)      (1,102,516)
                Deferred revenue                                              207,444          135,898
                Other, net                                                   (121,735)          92,156
                                                                          -----------      -----------
         Net cash used in operating activities                               (298,908)      (2,284,092)
                                                                          -----------      -----------

Cash flows from investing activities:
     Acquisition of business, net of cash acquired                         (1,000,000)              --
     Capital expenditures                                                    (313,923)        (238,038)
     Capitalized software                                                    (150,000)        (100,000)
                                                                          -----------      -----------
         Net cash used in investing activities                             (1,463,923)        (338,038)
                                                                          -----------      -----------

Cash flows from financing activities:
     Net proceeds from sale of common stock                                        --        3,250,000
     Proceeds from exercise of stock options and warrants                      52,252          230,790
     Payment of note payable                                                   (7,799)              --
                                                                          -----------      -----------
         Net cash provided by financing activities                             44,453        3,480,790
                                                                          -----------      -----------

Net increase (decrease) in cash                                            (1,718,378)         858,660
Cash and cash equivalents at beginning of period                            4,681,671        2,654,423
                                                                          -----------      -----------
Cash and cash equivalents at end of period                                $ 2,963,293      $ 3,513,083
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

          The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. Reference is made to the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain prior period amounts have been reclassified to conform with the current period presentation.

     (b) REVENUE RECOGNITION - EDI transaction fee revenue is recorded in the period the service is rendered. Revenue from sales of software, software licenses, computer hardware and manufactured goods is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. The same criteria is applied to each element of multiple element arrangements after allocating the revenues to individual elements based on vendor-specific objective evidence of fair value. Revenue from hardware leases, software rentals and maintenance fees is recognized ratably over the applicable period. Revenue from the Company's prescription drug dispensing activities is reported at net realizable amounts from insurance providers and patients at the time the individual prescriptions are delivered to the patients.

     (c) NET LOSS PER SHARE - Basic loss per share of common stock is computed by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock; however, stock options and warrants totaling 2,777,456 shares and 2,662,526 shares for the three months ended March 31, 1999 and 1998, respectively, were excluded from the calculation of diluted per share results because their effect was antidilutive.

(2) ACQUISITION OF BUSINESS - In January, 1999, the Company acquired the EDI business and assets of Specialized Medical Management, Inc. ("SMMI") of Dallas, Texas, a provider of healthcare financial EDI services primarily in the Southwestern United States for $1,000,000 in cash. Additionally, 10,000 shares of common stock and warrants to purchase 20,000 shares of the Company's common stock at $11.44 (together valued at $181,563) were issued to an unrelated third-party as a finders fee for this transaction. The acquisition was accounted for as a purchase and the excess of the consideration paid over the estimated fair value of the net assets acquired in the amount of $903,571 was recorded as goodwill and is being amortized over 3 years. Pro forma operating results from inclusion of this acquisition are not significantly different from historical results reported.

(3)    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
                                                                                 1999             1998
                                                                          -----------      -----------
Acquisition of business:
     Common stock and warrants issued for business acquired               $   181,563      $        --
     Other acquisition costs accrued                                           74,000               --
     Details of acquisitions:                                                      --
         Working capital components, other than cash                         (206,408)              --
         Property and equipment                                               (38,546)              --
         Goodwill                                                            (903,571)              --
         Other intangible assets                                             (107,038)              --
                                                                          -----------      -----------
            Net cash used in acquisitions                                 $(1,000,000)     $        --
                                                                          ===========      ===========

(4) SEGMENT INFORMATION - The Company operates in the following reportable segments which are separately managed: healthcare EDI and communication devices, network integration services, and prescription drug dispensing. Intersegment sales are not material and there were no foreign sales for any periods presented.


                                                        THREE MONTHS ENDED MARCH 31,
                                                       ------------------------------
                                                           1999              1998
                                                       ------------      ------------
Net revenues:
     Healthcare EDI and
         communication devices                         $  7,525,059      $  2,878,064
     Network integration services                         3,354,923         1,626,330
     Prescription drug dispensing                           487,328           343,522
                                                       ------------      ------------
                                                       $ 11,367,310      $  4,847,916
                                                       ============      ============

Operating income (loss):
     Healthcare EDI and
         communication devices                         $ (2,483,858)     $   (647,015)
     Network integration services                           135,540          (207,134)
     Prescription drug dispensing                           (21,846)          (11,516)
     Corporate                                           (1,339,008)         (834,994)
                                                       ------------      ------------
                                                       $ (3,709,172)     $ (1,700,659)
                                                       ============      ============

Total assets:
     Healthcare EDI and
         communication devices                         $ 35,677,262      $ 12,414,472
     Network integration services                         3,962,288         2,495,938
     Prescription drug dispensing                         1,063,082           961,721
     Corporate                                            4,497,606         4,737,035
                                                       ------------      ------------
                                                       $ 45,200,238      $ 20,609,166
                                                       ============      ============

(5) CONTINGENCIES - The Company is the defendant in a lawsuit filed April 28, 1999 in the United States District Court, Eastern District of Virginia (Case No. CA2-99-CV-604-A) by Advanced Health Corporation, alleging patent infringement. The suit alleges that its PreScribe 2000(TM) product includes particular operating features covered by Advanced Health's patents. The Company does not believe the product infringes these patents, and it intends to vigorously oppose the lawsuit. Further, the product in question is in development and has not been released. Thus, in the event any infringement exists, the Company believes any damages assessed are unlikely to be material. Also, the product may be redesigned if necessary to reduce its potential for infringement.

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

       We operate in the following reportable segments which are separately managed: healthcare EDI and communication devices, network integration services, and prescription drug dispensing. Business combinations were consummated during the periods presented and are included in the financial statements after their respective dates of acquisition. Specialized Medical Management, Inc. ("SMMI") was acquired by us in January 1999; Key Communications Service, Inc. ("Key") merged with us in December 1998 (accounts of Key are included as of May 1, 1998); and Integrated Medical Systems ("IMS") was acquired in May 1998. These entities are reportable under the healthcare EDI and communication devices segment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         NET REVENUES. Consolidated net revenues for the three months ended March 31, 1999 increased by $6,519,394, or 134%, to $11,367,310 from consolidated net revenue of $4,847,916 for the three months ended March 31, 1998. Of this increase, revenues from our healthcare EDI and communication devices segment increased by $4,647,000 over the 1998 period due to the net effect of: (i) revenue increases from our acquisitions of Key, SMMI and IMS, which were all consummated subsequent to the 1998 period; less (ii) revenue in the 1998 period from a sale of a non-exclusive source code software license for ClinScan(TM), our laboratory ordering and results reporting software system. Additionally, due to increases in sales volume, both our network integration services segment revenues increased by approximately $1,728,000, and our drug dispensing segment revenue increased by $144,000, over the 1998 period.

         COST OF SALES AND GROSS PROFIT MARGIN. Cost of services and license fees includes labor and travel costs, third-party support arrangements, third-party EDI transaction processing costs and Internet related communication fees. Cost of sales for our computer systems, prescription drugs and other tangible goods includes hardware, third-party software, prescription and non-prescription drugs, manufactured goods and direct labor and consumable materials used in contract manufacturing.

         Consolidated gross profit margin for the three months ended March 31, 1999 was 57% compared to 63% for the three months ended March 31, 1998. This decrease is primarily due to the favorable impact in the 1998 period from the sale of our non-exclusive source code software license for ClinScan in our healthcare EDI and communication devices segment. The gross margin for this segment was 73% in the 1999 period compared to 84% in the 1998 period. The gross profit margin in our network integration services segment was 27% in the 1999 period compared to 33% in the 1998 period; this decrease was primarily due to lower margins on increased computer hardware sales. The gross profit margin in our drug dispensing segment was 32% in the 1999 period and was comparable to 34% in the 1998 period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses for the three months ended March 31, 1999 increased by $2,825,889, or 68%, to $6,973,937 from consolidated SG&A expenses of $4,148,048 for the three months ended March 31, 1998. This increase was primarily due to the following: (i) increases in our healthcare EDI and communication devices segment SG&A expenses from our acquisitions of Key, SMMI and IMS ($3,136,000), net of decreases of $807,000 from existing segment operations in payroll, facility and telecommunication costs due to consolidation of our operations; and (ii) an increase in our corporate SG&A expenses primarily in payroll, marketing, and facility and telecommunication costs ($487,000) to support our growth. SG&A expenses in our network integration and drug dispensing segments remained at levels comparable to the prior period.

         Consolidated SG&A expenses as a percentage of our consolidated net sales decreased to 61% in the 1999 period, from 86% in the 1998 period, as we established a higher revenue base principally through our acquisitions and revenue growth.

         DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expense increased $2,638,223, or 418%, to $3,268,896 for the three months ended March 31, 1999 from $630,673 for the three months ended March 31, 1998. This increase was due to the following factors: (i) amortization charges for goodwill and other intangible assets associated with our recent acquisitions ($2,431,000); and (ii) depreciation and amortization charges associated with capitalized software products, internal systems and fixed assets
($207,000).

         INTEREST, NET. We earned net interest income for the three months ended March 31, 1999 of $18,766, whereas we incurred net interest expense for the three months ended March 31, 1998 of $11,958. The 1999 amount reflects greater interest earned on invested funds due to higher average cash balances primarily due to cash balances at Key and lower interest expense on the debt issued for the acquisition of Clinical MicroSystems, Inc. ("CMS").

         NET LOSS. As a result of the foregoing, we recorded a net loss of $3,690,406 for the three months ended March 31, 1999, as compared to a net loss of $1,712,617 for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         In the three month period ended March 31, 1999, cash used in operating activities totaled $298,908. This was primarily due to our net loss partially offset by depreciation and amortization charges. In January 1999, we purchased the healthcare EDI assets of SMMI for $1,000,000 in cash. Additionally, we spent approximately $464,000 for fixed assets and capitalized software development costs and paid $7,800 to retire a note payable acquired in the Key acquisition. These activities were financed through available cash resources and proceeds from the exercise of stock options and warrants. After these expenditures, we had cash and cash equivalents totaling $2,963,293 as of March 31, 1999.

         These available funds continue to be used for operations, the further development and marketing of our products and services, equipment and other general corporate purposes. As a result of the acquisitions of CMS, Hayes Computer Systems, Inc. ("HCS") and PreScribe in 1997, we are obligated to make certain payments in the next 12 months. These payments are as follows: $500,000 for CMS, $1,000,000 for HCS, and $500,000 for PreScribe. The CMS and HCS payments may be made at least 50% in cash and the balance, if any, in common stock. In April 1999, we paid off the CMS obligation by disbursing $250,000 in cash and issuing 25,000 shares of common stock. In addition, we are continuously evaluating acquisition opportunities and other strategic alternatives that add synergies to our product offerings and business strategy.

         We have a revolving bank line of credit of up to $5,000,000, subject to availability of suitable collateral, which was renewed in August 1998. Borrowings, if any, are due on demand, collateralized by certificates of deposit and U.S. Treasury Notes, and bear interest at the prime rate less 3/4%. There were no outstanding borrowings on this line of credit as of March 31, 1999.

         We do not have any material commitments for capital expenditures.

         The ratio of current assets to current liabilities was 1.8 times at March 31, 1999 and 2.1 times at December 31, 1998. This decrease is primarily due to our use of cash for operations, the acquisition of SMMI and capital expenditures as described above. For the periods ended March 31, 1999 and 1998, accounts receivable turnover for us was 6.7 times in the 1999 period and is comparable to 6.6 times in the 1998 period. Our inventory turnover was 6.2 times in the 1999 period compared to 5.6 times in the 1998 period and is attributable to higher inventory turnover at Key.

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

         PRODUCTS AND SERVICES. With respect to our products and services, our laboratory software applications have been distributed to our current customers; our financial claims software applications are in various stages of remediation and distribution; and our prescription software applications are in various stages of validation and distribution. We expect that all of our software products and our clinical and financial transaction processing networks will be Year 2000 ready by July 1999. For Key's products and services, the assessment phase is substantially complete and any remediation, validation and distribution will be completed by July 1999. All new software application releases are being prepared in accordance with our Year 2000 readiness standards.

         Regarding our acquisition of SMMI, we have identified three potential Year 2000 issues. First, all of SMMI's customers require a software upgrade. We are in the process of replacing their software with our Year 2000-ready products and expect that this will be completed by July 1999. Second, SMMI's financial transactions network is being combined with our existing financial transactions network, which is Year 2000 compliant, and we expect that this will be completed by September 1999. Third, certain financial transaction services currently provided to a certain payer will either be remediated or we will purchase a replacement.

         Concurrently, we have contacted all third party vendors whose proprietary tools and library products are incorporated into our products in order to determine their respective Year 2000 readiness status. Certain of those third parties have required actions to be taken by us. Such actions have been performed in accordance with instructions provided by the vendor. If for any reason, certain of these vendors will not be Year 2000 Ready in accordance with our needs, we will address these issues in our Contingency Plan.

         Finally, we have contacted our customers to inform them of our Year 2000 readiness status. Updates to that information are posted on our website when necessary. Our website address is www.proxymed.com.

         INTERNAL SYSTEMS, VENDORS AND SUPPLIERS. We are continuing with the assessment phase with respect to our internal administrative systems and have completed the assessment phase for our vendors and suppliers. Both are in various stages of remediation. We plan to complete the Year 2000 compliance for these areas by the end of the third quarter of 1999. We have contacted all of our significant clinical and financial transaction processing partners in order to assess their Year 2000 readiness status. Again, if for any reason, certain of these vendors will not be Year 2000 Ready in accordance with our needs, we will address these issues in our Contingency Plan.

         COSTS. Since the formation of the Year 2000 Committee in September 1998, we have spent $64,000 through April 30, 1999 primarily for personnel costs. The total estimated budget for expenditures directly related to our Year 2000 effort is approximately $500,000. The budget includes staffing costs for employees hired specifically to address Year 2000 issues; however, it does not include the internal staff costs incurred or to be incurred as these costs are considered part of the normal release structure of our products. The estimated budget also includes hardware upgrade costs much of which would have been incurred in our normal equipment replacement plans. As such, anticipated total spending for the Year 2000 effort is not expected to have a significant impact on our ongoing results of operations.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         ProxyMed is the defendant in a lawsuit filed April 28, 1999 in the United States District Court, Eastern District of Virginia (Case No. CA2-99-CV-604-A) by Advanced Health Corporation, alleging patent infringement. The suit alleges that our PreScribe 2000(TM) product includes particular operating features covered by Advanced Health's patents. We do not believe the product infringes these patents, and we intend to vigorously oppose the lawsuit. Further, the product in question is in development and has not been released. Thus, in the event any infringement exists, we believe any damages assessed are unlikely to be material. Also, the product may be redesigned if necessary to reduce its potential for infringement.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  27   -       Financial Data Schedule

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PROXYMED, INC.
                                             (Registrant)


MAY 7, 1999                               /S/ BENNETT MARKS
-----------                               ---------------------------
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