Form 10-Q/A
period 1999-03-31
PROXYMED INC /FT LAUDERDALE/
filed 1999-06-18
CIK 906337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               AMENDMENT NO. 1 TO
                                  FORM 10-Q ON
                                   FORM 10-Q/A


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________________ to _____________________

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

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         PROXYMED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                              MARCH 31,         DECEMBER 31,
                               ASSETS                                           1999                1998
                                                                            -----------         ------------
Current assets:
     Cash and cash equivalents                                              $ 2,963,293         $ 4,681,671
     Accounts receivable - trade, net                                         5,902,146           6,383,996
     Notes and other receivables                                                424,987             463,894
     Inventory                                                                2,998,942           2,970,210
     Other current assets                                                       370,750             254,979
                                                                            -----------         -----------
        Total current assets                                                 12,660,118          14,754,750
Property and equipment, net                                                   4,382,449           4,335,944
Goodwill, net                                                                14,957,230          15,539,821
Purchased technology, capitalized software
     and other intangible assets, net                                        12,657,667          13,654,399
Other assets                                                                    542,774             551,660
                                                                            -----------         -----------
        Total assets                                                        $45,200,238         $48,836,574
                                                                            ===========         ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                      $   500,000         $   498,453
     Accounts payable and accrued expenses                                    5,844,201           6,244,631
     Deferred revenue                                                           704,625             447,178
                                                                            -----------         -----------
        Total current liabilities                                             7,048,826           7,190,262
     Long-term debt                                                             683,167             667,193
     Long-term deferred revenue                                                 649,998             700,000
                                                                            -----------         -----------
        Total liabilities                                                     8,381,991           8,557,455
                                                                            -----------         -----------

Stockholders' equity:
     Common stock - $.001 par value. Authorized
        50,000,000 shares; issued and outstanding
        17,833,206 and 17,808,172 shares, respectively                           17,833              17,808
     Additional paid-in capital                                              82,656,771          82,427,262
     Accumulated deficit                                                    (45,596,557)        (41,906,151)
     Note receivable from stockholder                                          (259,800)           (259,800)
                                                                            -----------         -----------
        Total stockholders' equity                                           36,818,247          40,279,119
                                                                            -----------         -----------

        Total liabilities and stockholders' equity                          $45,200,238         $48,836,574
                                                                            ===========         ===========

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED MARCH 31,
                                               ------------------------------
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

                         PROXYMED, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements of ProxyMed, Inc. and subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.


         The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. Reference is made to ProxyMed's annual report on Form 10-K for the year ended December 31, 1998. Certain prior period amounts have been reclassified to conform with the current period presentation.

(b) REVENUE RECOGNITION - Electronic transaction processing fee revenue is recorded in the period the service is rendered. Revenue from sales of software, software licenses, computer hardware and manufactured goods is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. The same criteria is applied to each element of multiple element arrangements after allocating the revenues to individual elements based on vendor-specific objective evidence of fair value. Revenue from hardware leases, software rentals and maintenance fees is recognized ratably over the applicable period. Revenue from ProxyMed's prescription drug dispensing activities is reported at net realizable amounts from insurance providers and patients at the time the individual prescriptions are delivered to the patients.


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


(2) ACQUISITION OF BUSINESS - In January 1999, ProxyMed acquired the electronic transaction processing business and assets of Specialized Medical Management, Inc. of Dallas, Texas, a provider of healthcare financial electronic transaction processing services primarily in the Southwestern United States for $1,000,000 in cash. Additionally, costs of $74,000 associated with the acquisition were incurred, and 10,000 shares of common stock and warrants to purchase 20,000 shares of

         ProxyMed's common stock at $11.44 (together valued at $181,563) were issued to an unrelated third-party as a finders fee for this transaction. The value of the shares was computed based on the fair market value of the common stock, and the value of the warrant was computed using the Black-Scholes method, subject in both cases to a discount due to restrictions on the marketability of the securities. The acquisition was accounted for as a purchase, an the purchase price was allocated as follows: net working capital ($206,408), property and equipment ($38,546) and other intangible assets ($107,038). The excess of the consideration paid over the estimated fair value of the net assets acquired in the amount of $903,571 was recorded as goodwill and is being amortized over three years. Pro forma operating results from inclusion of this acquisition are not significantly different from historical results reported.


(3)      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                    1999             1998
                                                                -----------      -----------
Cash paid for interest                                          $        --      $        --

Acquisition of business:
     Common stock and warrants issued for business acquired     $   181,563      $        --
     Other acquisition costs accrued                                 74,000               --
     Details of acquisitions:                                            --
         Working capital components, other than cash               (206,408)              --
         Property and equipment                                     (38,546)              --
         Goodwill                                                  (903,571)              --
         Other intangible assets                                   (107,038)              --
                                                                -----------      -----------
            Net cash used in acquisitions                       $(1,000,000)     $        --
                                                                ===========      ===========

(4) SEGMENT INFORMATION - ProxyMed operates in the following reportable segments which are separately managed: healthcare electronic transaction processing and communication devices, network engineering services and prescription drug dispensing. Intersegment sales are not material and there were no foreign sales for any periods presented.


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
                                      ============      ============


(5) CONTINGENCIES - ProxyMed is the defendant in a lawsuit filed April 28, 1999 in the United States District Court, Eastern District of Virginia (Case No. CA2-99-CV-604-A) by Advanced Health Corporation, alleging patent infringement. The suit alleges that its PreScribe 2000/trademark/ product includes particular operating features covered by Advanced Health's patents. ProxyMed does not believe the product infringes these patents, and it intends to vigorously oppose the lawsuit. Further, the product in question is in development and has not been released. Thus, in the event any infringement exists, ProxyMed believes any damages assessed are unlikely to be material. Also, the product may be redesigned if necessary to reduce its potential for infringement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL


         ProxyMed is a healthcare information services company providing financial and clinical electronic transaction processing services and healthcare technology software products to physicians and other healthcare providers such as nursing homes, pharmacies, commercial and hospital laboratories, insurance companies and managed care organizations. In addition, we derive revenues from network engineering services and related computer hardware sales principally to state government agencies, sales and leasing of computer peripheral equipment to various healthcare and non-healthcare customers, contract manufacturing of circuit boards to non-healthcare customers, and the dispensing of prescription drugs to patients who are residing in long-term care facilities. Our products and services are provided from our four principal operating facilities located in Fort Lauderdale and Tallahassee, Florida; Santa Ana, California; and New Albany, Indiana.

         We operate in the following reportable segments which are separately managed: healthcare electronic transaction processing and communication devices, network engineering services, and prescription drug dispensing. Business combinations were consummated during the periods presented and are included in the financial statements after their respective dates of acquisition. Specialized Medical Management, Inc. was acquired by us in January 1999; Key Communications Service, Inc. merged with us in December 1998 (accounts of Key Communications are included as of May 1, 1998 due to a leveraged buy-out consummated on April 30, 1998 by Key Communications' shareholders); and Integrated Medical Services was acquired in May 1998. These entities are reportable under the healthcare electronic transaction processing and communication devices segment.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998


         NET REVENUES. Consolidated net revenues for the three months ended March 31, 1999 increased by $6,519,394, or 134%, to $11,367,310 from consolidated net revenue of $4,847,916 for the three months ended March 31, 1998. Of this increase, revenues from our healthcare electronic transaction and communication devices segment increased by $4,647,000 over the 1998 period due to the net effect of: (i) revenue increases from our acquisitions of Key Communications ($5,110,000), and Specialized Medical Management and Integrated Medical Services ($1,037,000), which were all consummated subsequent to the 1998 period; less (ii) revenue in the 1998 period from a sale of a non-exclusive source code software license for ClinScan,/trademark/ our laboratory ordering and results reporting software system (reduction of $1,500,000). Additionally, due to increases in sales volume, both our network engineering services segment revenues increased by approximately $1,728,000, and our drug dispensing segment revenue increased by $144,000, over the 1998 period.

         COST OF SALES AND GROSS PROFIT MARGIN. Cost of services and license fees includes labor and travel costs, third-party support arrangements, third-party electronic transaction processing costs and Internet related communication fees. Cost of sales for our computer systems, prescription drugs and other tangible goods includes hardware, third-party software, prescription and non-prescription drugs, manufactured goods and direct labor and consumable materials used in contract manufacturing.

         Consolidated gross profit margin for the three months ended March 31, 1999 was 57% compared to 63% for the three months ended March 31, 1998. This decrease is primarily due to the favorable impact in the 1998 period from the sale of our non-exclusive source code software license for ClinScan in our healthcare electronic transaction processing and communication devices segment. The gross margin for this segment was 73% in the 1999 period compared to 84% in the 1998 period. The gross profit margin in our network engineering services segment was 27% in the 1999 period compared to 33% in the 1998 period; this decrease was primarily due to lower margins on increased computer hardware sales. The gross profit margin in our drug dispensing segment was 32% in the 1999 period and was comparable to 34% in the 1998 period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses for the three months ended March 31, 1999 increased by $2,825,889, or 68%, to $6,973,937 from consolidated SG&A expenses of $4,148,048 for the three months ended March 31, 1998. This increase was primarily due to the following: (i) increases in our healthcare electronic transaction processing and communication devices segment SG&A expenses from our acquisitions of Key Communications ($2,019,000), and Specialized Medical Management and Integrated Medical Services ($1,117,000), net of decreases of $807,000 from existing segment operations in payroll, facility and telecommunication costs due to consolidation of our operations; and (ii) an increase in our corporate SG&A expenses primarily in payroll, marketing, and facility and telecommunication costs ($487,000) to support our growth. SG&A expenses in our network engineering and drug dispensing segments remained at levels comparable to the prior period.


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


         INTEREST, NET. We earned net interest income for the three months ended March 31, 1999 of $18,766, whereas we incurred net interest expense for the three months ended

March 31, 1998 of $11,958. The 1999 amount reflects greater interest earned on invested funds due to higher average cash balances primarily due to cash balances at Key Communications and lower interest expense on the debt issued for the acquisition of Clinical MicroSystems, Inc.


         NET LOSS. As a result of the foregoing, we recorded a net loss of $3,690,406 for the three months ended March 31, 1999, as compared to a net loss of $1,712,617 for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES


         In the three month period ended March 31, 1999, cash used in operating activities totaled $298,908. This was primarily due to our net loss partially offset by depreciation and amortization charges. In January 1999, we purchased the healthcare electronic transaction processing assets of Specialized Medical Management for $1,000,000 in cash. Additionally, we spent approximately $464,000 for fixed assets and capitalized software development costs and paid $7,800 to retire a note payable acquired in the Key Communications acquisition. These activities were financed through available cash resources and proceeds from the exercise of stock options and warrants. After these expenditures, we had cash and cash equivalents totaling $2,963,293 as of March 31, 1999.

         These available funds continue to be used for operations, the further development and marketing of our products and services, equipment and other general corporate purposes. As a result of the acquisitions of Clinical MicroSystems, Hayes Computer Systems, Inc. and PreScribe in 1997, we are obligated to make certain payments in the next 12 months. These payments are as follows: $500,000 for Clinical MicroSystems, a contingent payment of $1,000,000 for Hayes Computer Systems if certain operating criteria are achieved, and $500,000 for PreScribe. The Clinical MicroSystems and Hayes Computer Systems payments may be made at least 50% in cash and the balance, if any, in common stock. In April 1999, we paid off the Clinical MicroSystems obligation by disbursing $250,000 in cash and issuing 25,000 shares of common stock. At this time, ProxyMed anticipates that the Hayes Computer Systems operating criteria will be achieved, and the $1,000,000 contingent payment will be paid in June 1999. Upon payment, this cost will be allocated to the long-term assets acquired, a substantial portion of which is in-process research and development technology, which will be expensed. However, ProxyMed has not yet completed this technology, and if it is determined that the technology will be abandoned, the cost will be allocated substantially to goodwill and amortized over three years. In addition, we are continuously evaluating acquisition opportunities and other strategic alternatives that add synergies to our product offerings and business strategy.



         In general, we believe that the long-term effects of our various acquisitions will be accretive to our operating results and our liquidity. For example, the electronic transaction processing operations relating to the acquisitions of Integrated Medical Services, US HealthData Interchange and Specialized Medical Management are being merged into one location; the lab operations relating to the Clinical MicroSystems products and the Key Communications operations are being merged together; and the PreScribe technology is being merged with the pre-existing prescription electronic transaction processing products. Hayes Computer Systems will continue to be operated from its existing location as a separate segment. While no assurances can be given that revenue synergies will occur, we expect that there will be opportunities to increase revenues by cross-selling products and services to the customers of the acquired entities, as well as revenue opportunities from the development of new services from our product development efforts. In addition, we expect to experience cost reduction synergies from the operations that have been or are planned to be combined. These savings will occur primarily from elimination of facilities, duplicate personnel in the areas of network operations, management and customer service, duplicate marketing efforts and other general and administrative costs. However, on a short-term basis, we generally incur additional expenses resulting from our acquisitions due to stay-pay incentives during the transition period and moving costs for employees that are retained. We do not expect our interest costs to increase as a result of our acquisitions, as most of the financing for the acquisitions resulted from issuances of our equity securities, and debt carried by the acquired entities was paid off. While amortization of goodwill and other intangible assets from our acquisitions will not affect our future cash outflows, we expect that such acquisition-related charges will approximate $2,800,000 per quarter through the second quarter of 2001.



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


         The ratio of current assets to current liabilities was 1.8 times at March 31, 1999 and 2.1 times at December 31, 1998. This decrease is primarily due to our use of cash for operations, the acquisition of Specialized Medical Management and capital expenditures as described above. For the periods ended March 31, 1999 and 1998, accounts receivable turnover for us was 6.7 times in the 1999 period and is comparable to 6.6 times in the 1998 period. Our inventory turnover was 6.2 times in the 1999 period compared to 5.6 times in the 1998 period and is attributable to higher inventory turnover at Key Communications.

         We expect to continue to incur negative net cash flow from operations until we begin receiving higher levels of revenues from our healthcare electronic transaction processing and communication devices segment and/or from cash generated by our network engineering services segment. Management is committed to the strategy of investing funds in further marketing and development of our products and services and may pursue additional acquisitions which are deemed to be in accordance with our business strategy, both of which may require additional equity or debt financing. As a result of these factors, we believe that we will have to access sources of cash to continue to fund our operating needs, our acquisition obligations and our strategic needs. In the recent past, we have raised cash to fund our operations and pay for acquisitions from the private placement sales of our common stock. We believe that we can continue to finance our short-term cash needs in this manner. In addition, we believe that asset-based debt financing will be available to help finance our short-term needs. Further, we believe that we may be able to raise cash for both our short-term and long-term needs through the public equity markets. However, there can be no assurances that any such financing will be available under terms and conditions acceptable to us.


FUTURE OUTLOOK


         We continue to grow through strategic acquisitions and concentration on our core healthcare electronic transaction processing and communication devices segment, our distribution channels with other healthcare entities and other plans to increase the usage of our healthcare information technology products and services to achieve requisite economies of scale. We have successfully reduced our operating losses before non-cash charges. Such non-cash charges are significant and result primarily from amortization expenses related to our acquisitions. However, we anticipate that we will continue to incur operating losses until we generate sufficient recurring revenues from our products and services to cover the total of our cash and non-cash expenses. There can be no assurance that we will realize an adequate level of recurring revenues from the sale of our products and services, or that revenues from its operations or those of our recently acquired businesses and any future acquisitions will ultimately result in achievement of profitability.


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

         ACQUISITIONS. The Committee is also responsible for identifying Year 2000 issues that may be present in acquisition candidates, as Year 2000 compliance is a factor in determining the suitability of an acquisition. Recent acquisitions have included representations from the sellers regarding Year 2000 compliance, so that we may have recourse in the event that unforeseen Year 2000 issues arise.

         Based on representations made at time of our merger with Key Communications, we believe that Key Communication's products and services will operate satisfactorily in a Year 2000 environment. We have begun the assessment phase to verify those representations. Based on procedures performed to date, we do not expect any additional actions to be required.

         Concerning our acquisition of Specialized Medical Management, we have identified three potential Year 2000 issues. First, all of Specialized Medical Management's customers require a software upgrade. We are in the process of replacing their software with our Year 2000-ready products and expect that this will be completed by May 1, 1999. Second, Specialized Medical Management's financial transactions network is being combined with our existing financial transactions network, which is Year 2000 compliant, by July 1999. Third, certain financial transaction services currently provided to a certain payer will either be remediated or we will purchase a replacement.


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


         We expect that, by the fourth quarter 1999, we will have a documented business continuity plan to cover all aspects of our customer and internal concerns, including our products and services, alternative vendors/suppliers, backup power sources and staffing issues to assure coverage immediately before and after the millennium. However, due to the general uncertainty inherent in the Year 2000 issue, there can be no assurance that all Year 2000 problems will be foreseen and corrected on a timely basis.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This document contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include assumptions, beliefs and opinions relating to our growth strategy based upon our interpretation and analysis of healthcare industry trends and management's ability to successfully develop, implement, market and sell our secure network transaction processing services, software programs, clinical databases and financial transaction services to physicians and other healthcare providers. This strategy assumes that physicians will prefer "one-stop shopping" for our products and services and that we will be able to successfully develop, acquire, maintain and upgrade competitive clinical and financial transaction sets and successfully integrate them with our existing products and services. This strategy also assumes that we will be able to successfully develop and execute our distribution relationships, especially with the providers of information systems to physicians under our electronic partnership program and with medical laboratories, pharmacy chains, independent pharmacy owners and pharmacy information system vendors. Many known and unknown risks, uncertainties and other factors, including general economic conditions, healthcare reform initiatives, millennium compliance issues that may arise, and risk factors detailed from time to time in our Securities and Exchange Commission filings, may cause these forward-looking statements to be incorrect, and may cause actual results to be materially different from any future results expressed or implied by these assumptions, opinions and beliefs. We expressly disclaim any intent or obligation to update any forward-looking statements.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


         ProxyMed is the defendant in a lawsuit filed April 28, 1999 in the United States District Court, Eastern District of Virginia (Case No. CA2-99-CV-604-A) by Advanced Health Corporation, alleging patent infringement. The suit alleges that our PreScribe 2000/trademark/ product includes particular operating features covered by Advanced Health's patents. We do not believe the product infringes these patents, and we intend to vigorously oppose the lawsuit. Further, the product in question is in development and has not been released. Thus, in the event any infringement exists, we believe any damages assessed are unlikely to be material. Also, the product may be redesigned if necessary to reduce its potential for infringement.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5. OTHER INFORMATION

         During the last several months, we been in discussions with a few unrelated parties concerning various strategic alternatives to enhance shareholder value, and have hired the investment banking firm Salomon Smith Barney to help advise us. There can be no assurance as to whether or when we will enter into any agreement with respect to any of these proposals. Consummation of any transaction will be based solely on the determination of our board of directors as to the best opportunity for our shareholders, whether through a transaction or continuing to execute our existing business plan.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.


         (a)      Exhibits:

                  27 -         Financial Data Schedule.*

                  *Previously filed.


         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PROXYMED, INC.
                                       (Registrant)

JUNE 16, 1999                          /S/ BENNETT MARKS
-------------                              -------------------------------------
    (Date)                                 Bennett Marks
                                           Co-President, Chief Financial
                                           Officer and Principal Accounting
                                           Officer