Form 10-K/A
period 1998-12-31
PROXYMED INC /FT LAUDERDALE/
filed 1999-06-21
CIK 906337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------


                               AMENDMENT NO. 1 TO
                                  FORM 10-K ON
                                   FORM 10-K/A


(Mark One)


[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       or
[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-22052

                                 PROXYMED, INC.
                                 --------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     FLORIDA                                65-0202059
                     -------                                ----------
         (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

      2555 DAVIE ROAD, SUITE 110, FORT LAUDERDALE, FLORIDA    33317-7424
      ------------------------------------------------------------------
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (954) 473-1001
     --------------------------------------------------------------------

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


         Documents Incorporated by Reference: NONE

                                     PART I

ITEM 1.  BUSINESS


         ProxyMed, Inc. is a healthcare information services company operating in three primary business segments:

o healthcare electronic transaction processing services and communication devices,

o        network engineering services and


o        prescription drug dispensing.


         Our principal executive offices are located at 2555 Davie Road, Suite 110, Fort Lauderdale, Florida 33317-7424, and our telephone number is (954) 473-1001.

         HEALTHCARE ELECTRONIC TRANSACTION PROCESSING SERVICES AND COMMUNICATION DEVICES

         We provide healthcare electronic transaction processing services and related software products to physicians, independent physician associations, insurance companies, managed care organizations, pharmacies, commercial and hospital laboratories and nursing homes. Our electronic transaction processing services support a broad range of both financial and clinical transactions. To facilitate these services, we have developed and operate ProxyNet,(TM) our proprietary national electronic healthcare information network, which provides physicians and other primary care providers with direct connectivity to the industry's second largest list of payers, the largest list of chain and independent pharmacies and the largest list of clinical laboratories.

         The healthcare industry generates billions of financial and clinical transactions each year, including prescription orders, refill authorizations, lab orders and results, radiology orders and results, medical insurance claims, insurance eligibility inquiries, encounter notifications, and referral requests and authorizations. We believe that the healthcare industry lags behind many other transaction-intensive industries, such as the travel, securities and banking industries, in the number of transactions processed electronically, with the vast majority of healthcare transactions being performed manually and on paper. For physicians, payers, labs and pharmacies to meet the financial and clinical demands of an evolving managed care system, we believe that participants in the healthcare system will need to process many of these types of transactions electronically. Due to the number of participants, lack of standards and complexity of establishing reliable and secure communication networks, the healthcare industry needs companies such as ProxyMed, with its secure, proprietary systems, to facilitate the processing of these transactions.

         Physicians control most healthcare decisions and are a center point for patient-related financial and clinical transactions generated each year. Because of our broad range of both financial and clinical transaction capabilities, we are positioned to provide "one-stop shopping" for all of a physician's electronic transaction processing needs. ProxyMed's goal is to become the nation's leading provider of physician office connectivity and transaction processing services.

         To gain access to the greatest number of physicians, we utilize the following sales and distribution channels for our healthcare electronic transaction processing and communication devices segment:


     DISTRIBUTION
       CHANNEL                                  FOCUS                                   IMPLEMENTATION
----------------------       -----------------------------------------    ------------------------------------
ProxyMed Software            ProxyMed has a direct sales force that       Software and Communication Products:
and Communication            serves physicians, payers, pharmacies and    Financial - EZ-Claims software
Devices - Direct Sales       labs. ProxyMed licenses its proprietary      Pharmacy - PreScribe software
                             software products for use on physician       Lab - ClinScan software and systems
                             desktops for access to ProxyNet,             Lab - Kit series of intelligent
                             transaction creation and communication              printers
                             between healthcare participants.             Nursing home - ProxyCare software

Electronic Commerce          ProxyMed has established its electronic      Agreements:
Partners                     commerce partner program to work with the    IDX Systems Corporation
                             nation's leading providers of physician      Medical Manager Corp.
                             desktop software, so that they may enable    Eclipsys Corporation
                             their existing applications to communicate   Epic Systems Corporation
                             through ProxyNet to payers, pharmacies
                             and labs.

Gateway Agreements           ProxyMed connects other electronic           Gateways:
                             transaction processing networks to           Kinetra
                             ProxyNet so that the participants on both    National Data Corp.
                             networks can communicate with each other.

Internet/World Wide          ProxyMed is establishing itself as an        Services Planned for Release by fall 1999:
Web                          Application Service Provider of financial    Lab Results Reporting
                             and clinical electronic transaction          Prescription Refill Authorization
                             processing services hosted on the web,
                             which may be accessed by any physician
                             with an internet connection.

         Physicians labs and nursing homes, which we describe as "front-end" customers, pay recurring network access and database subscription fees, as well as software license, purchases and service fees for our desktop equipment, software and communication devices. We market our products and services to these customers through the distribution channels outlined in the table above - direct "retail" sales of our software and communication devices to the physicians, labs and nursing homes, and "wholesale" sales through relationships with electronic commerce partners and gateway agreements. The more significant of these "wholesale" relationships are with the parties named in the table above. These relationships generally include the following elements of revenue which are paid to us by the partner: a one-time integration fee to cover our costs in establishing connectivity to the other party (recognized as revenue when the development work is completed), and recurring monthly revenue based on the number of physicians using our services for network access and use of our databases (recognized monthly as services are provided).

         Payers, laboratories and pharmacies, which we describe as "back-end" customers, pay for transaction processing services on a per transaction basis, and the revenue is recognized as the transactions are generated. If transactions are initiated through an electronic commerce partner or a gateway agreement, we generally will rebate a portion of the "back-end" revenue to such electronic commerce partner or gateway. The rebates, which are expensed as the transactions are generated, vary in amount based on the volume of transactions received from the electronic commerce partner or gateway.

         In prior years, a significant portion of our revenues were generated by our other business segments. In 1998, however, the electronic transaction processing and communication devices segment accounted for the majority of our revenues and is expected to increase as a percentage of revenues in 1999.


         See Note 14 of the Notes to the Consolidated Financial Statements for more financial information about our segments.


         NETWORK ENGINEERING SERVICES

         We provide client-server software development services, internet access services and commercial software packages to public and private sector organizations. We also sell and support a variety of systems integration products and services from major network equipment manufacturers in a variety of technological niches, including hubs, routers, switches, remote access devices, servers, storage devices and network operating systems. This division is a full service internet access provider with network facilities in Tallahassee, Tampa and Fort Myers, Florida. We purchase computer hardware products for resale from a variety of suppliers and are not dependent upon any one supplier.

         PRESCRIPTION DRUG DISPENSING

         Our wholly-owned subsidiary, ProxyCare, Inc., is a pharmacy business which dispenses and delivers unit dose oral prescription drugs to patients residing in long-term care facilities, primarily in assisted care living facilities in South Florida. Prescriptions are delivered monthly to such facilities utilizing a variety of packaging systems, including "Medicine-On-Time," which is a packaging system that permits the dispensing of multiple prescriptions to nursing home patients. We have considered from time to time selling this subsidiary, but have no current agreements or understandings in this regard.


ACQUISITION PROGRAM


         Since 1997, we have completed the following mergers and acquisitions:

         o In March 1997, we acquired substantially all of the assets of Clinical MicroSystems, Inc., a clinical laboratory software company.

         o In April 1997, we acquired substantially all of the assets of Hayes Computer Systems, Inc., a network engineering services company.

         o In June 1997, we acquired from Walgreen Co., owner of the Walgreen's pharmacy chain, the proprietary electronic prescription software known as PreScribe.

         o In November 1997, we acquired substantially all of the assets of US HealthData Interchange, Inc., a provider of healthcare financial electronic transaction processing services.

         o In May 1998, we acquired all of the capital stock of WPJ, Inc., which did business as Integrated Medical Services, also a provider of healthcare financial electronic transaction processing services.

         o In December 1998, we acquired all of the capital stock of Key Communications Service, Inc., a provider of clinical laboratory printer and communication devices.

         o In January 1999, we acquired the electronic transaction processing assets of Specialized Medical Management, Inc., also a provider of healthcare financial electronic transaction processing services.

PRODUCT DEVELOPMENT


         We believe that our future success will depend in large part on our ability to enhance our current line of electronic transaction processing products and services, develop new electronic transaction processing products and services, maintain technological competitiveness and satisfy an evolving range of customers' requirements. We intend to expand our products and services through acquisition and internal development. Our product development group is responsible for improving and upgrading existing products and services, exploring applications of core technologies and incorporating new technologies into our products and services.

         We are currently broadening our offerings to include internet-based financial and clinical electronic transaction processing services to be imbedded in a web-based physician office suite of applications. All applications will have a common user interface and will be easily accessed via the internet. We plan to establish relationships with national internet service providers to ease the set-up costs to access the internet. Planned services will include complete clinical transactions such as electronic prescription orders and refills, formulary messaging, laboratory orders and results, financial transactions such as claims processing, encounters, eligibility verification, referrals and electronic remittance advices, and office applications such as secure e-mail. The first two applications -- laboratory results reporting and pharmacy prescription refill authorizations - are expected to be available in fall 1999.

         The total amount capitalized for purchased technology and capitalized software as of December 31, 1998, was $13,026,000, net of amortization. Research and development expense was approximately $2,978,000 in 1998, $1,908,000 in 1997, and $177,000 in 1996. See Note 1 of Notes to Consolidated Financial Statements.

COMPETITION


         We face competition from many healthcare information systems companies and other technology companies. Many of our competitors are significantly larger and have greater financial resources than we do and have established reputations for success in implementing healthcare information service systems. The healthcare electronic transaction processing transaction industry has been targeted for growth by many companies, including companies developing new technologies utilizing an internet-based system.


GOVERNMENT REGULATION


         Our products and services are not directly subject to governmental regulation. Our customers, however, are subject to extensive and frequently changing federal and state healthcare laws and regulations. A primary feature of our clinical electronic transaction processing products and services is the ability to electronically transmit (either by computer-to-facsimile or computer-to-computer) prescriptions or laboratory orders and results to and from a doctor's office and a pharmacy or a laboratory, respectively. The ability of a pharmacist to fill an electronically transmitted prescription is governed by federal and state law. A majority of states have approved the dispensing of prescriptions transmitted via facsimile, and many states have pharmacy laws and regulations that permit the electronic dispensing of prescriptions. In addition, in a limited number of states where electronic transmission of computer-generated prescriptions is not specifically addressed, the state boards of pharmacy have generally taken the position that electronic prescriptions are permissible.

         Similarly, the ability of laboratories or physicians to electronically accept and transmit laboratory orders and results is governed by federal and state law. The federal Office of Inspector General and numerous states have published compliance plans for clinical laboratories. The end-users, and not us, are responsible for being in compliance with federal and state medical necessity guidelines, which set forth the steps that the end-users should implement in order to ensure that only claims for tests that are medically necessary for the diagnosis and treatment of the patient are submitted to Medicare for reimbursement. Although one of our products, ClinScan, is designed to allow end-users to install medical-necessity verification functionality acquired directly from the applicable government entity, we do not warrant that our products and services are or will be medical-necessity compliant.

         The Health Insurance Portability and Accountability Act provides a framework for the establishment of nationwide security standards and the protection of health information. Regulations are pending which, if enacted, provide for security standards for all electronic health information. Also, all states have various laws and regulations protecting the confidentiality of some patient medical records and information which obligate parties, such as physicians, pharmacists, laboratories, hospitals and other healthcare providers, payers, and healthcare clearinghouses such as us, to maintain the confidentiality of this data. We have access to this data to the extent that any data is transmitted to or from any healthcare provider or payer through our proprietary electronic work. We have procedures in place to maintain the confidentiality of data that passes through our electronic network.

         Our institutional pharmacy dispensing business must comply with various federal and State of Florida laws and regulations in the operation of its business.

         We believe we are in compliance in all material respects with the federal and state laws and regulations governing our operations and have obtained all licenses necessary for the operation of our business.

INSURANCE

         We maintain the following insurance polices:

         o A general liability insurance policy that includes a $1,000,000 per occurrence limit of liability and a $2,000,000 aggregate limit of liability. The general liability coverage for our institutional prescription drug business includes druggist professional liability.

         o A $10,000,000 umbrella policy above and beyond the general liability limits.

         o An electronic data processing errors and omissions insurance policy with a $2,000,000 limit of liability per occurrence and in the aggregate.

         We believe our present insurance coverage is adequate for the electronic transaction processing services which we provide.


INTELLECTUAL PROPERTY


         In large part, our success is dependent on our proprietary information and technology. We rely on a combination of contract, copyright, trademark and trade secret laws and other measures to protect our proprietary information and technology. We have federal trademark registrations for ProxyCare, ClinScan, ProxyScript and RxReceive and have filed trademark applications for PreScribe and ProxyNet, which are currently pending approval. If used, these trademarks may be renewed for an indefinite period of time. We have no patents. As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, distributors and customers which seek to preserve the confidentiality of our trade secrets in perpetuity, and limit access to and distribution of our software, databases, documentation and other proprietary information. Although we believe our products, services and technology do not infringe on any proprietary rights of others, as the number of software products available in the market increases and the functions of those products further overlap, software developers may become increasingly subject to infringement claims.


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


                                                                                                            AGGREGATE
                                                                                                             MONTHLY
                                                                                                              LEASE
                  INDUSTRY SEGMENT                             LOCATION                SQUARE FOOTAGE        PAYMENT
    ---------------------------------------------- --------------------------------- -------------------- ---------------
    Corporate, Healthcare Electronic Transaction   Fort Lauderdale, FL                     20,484            $19,215
       Processing and Communication Devices
    ---------------------------------------------- --------------------------------- -------------------- ---------------
    Healthcare Electronic Transaction Processing   New Albany, IN                          43,560            $33,391
       and Communication Devices
    ---------------------------------------------- --------------------------------- -------------------- ---------------
    Healthcare Electronic Transaction Processing   Santa Ana, CA                            7,732             $8,892
       and Communication Devices
    ---------------------------------------------- --------------------------------- -------------------- ---------------
    Network Engineering Services                   Tallahassee, FL                          7,000             $8,162
    ---------------------------------------------- --------------------------------- -------------------- ---------------
    Prescription Drug Dispensing                   Fort Lauderdale, FL                      4,700             $3,101
    ---------------------------------------------- --------------------------------- -------------------- ---------------


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

                                                                                  High          Low

         1997:


                      First Quarter.........................................       $9.50        $5.38
                      Second Quarter........................................       11.25         4.13
                      Third Quarter.........................................       10.81         7.00
                      Fourth Quarter........................................       10.63         6.50

         1998:

                      First Quarter.........................................      $15.75        $5.25
                      Second Quarter........................................       17.13         8.38
                      Third Quarter.........................................       10.81         6.75
                      Fourth Quarter........................................       11.88         6.63

         1999

                      First Quarter.........................................      $12.00        $8.50
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


         In December 1998, we issued 1,968,106 shares of our common stock in connection with the Key Communications merger. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial information for us as of and for each of the five years in the period ended December 31, 1998, and have been derived from our audited consolidated financial statements. Since March 1995, our business focus changed from primarily the sale of prescription drugs to healthcare electronic transaction processing and communication devices. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of

Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes.

                                                                   Year Ended December 31,
                                         -----------------------------------------------------------------------------
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

                                                                         December 31,
                                         -----------------------------------------------------------------------------
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


         Business combinations were consummated during the periods presented and are included in the financial statements after their respective dates of acquisition. Key Communications merged with ProxyMed in December 1998 (accounts of Key Communications are includable as of May 1, 1998 due to a leveraged buy-out consummated on April 30, 1998 by Key Communications' shareholders); Integrated Medical Services was acquired in May 1998; US HealthData Interchange was acquired in November 1997; and Clinical MicroSystems was acquired in March 1997. These four entities are reportable under the healthcare electronic transaction processing and communication devices segment. Hayes Computer Systems was acquired in April 1997 and is reportable under the network engineering services segment.

RESULTS OF OPERATIONS


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997


         NET REVENUES. Consolidated net revenues for 1998 increased by $26,835,708, or 245%, to $37,767,677 from consolidated net revenues of $10,931,969 in 1997.

         The healthcare electronic transaction processing and communication devices segment revenues increased by $20,412,204, or 1123%, to $22,229,326 in 1998 from $1,817,122 in 1997. This increase was primarily due to the acquisitions of Integrated Medical Services in 1998 ($2,530,000) and US HealthData Interchange in late 1997 ($2,099,000), the merger with Key Communications in 1998 ($10,439,000), and three significant software licenses sold for our ProxyCare and ClinScan products ($4,751,000).

         The network electronic transaction processing services segment revenues increased by $6,075,671, or 78%, to $13,855,458 in 1998 from $7,779,787 in 1997.
This increase was primarily due to a new agency of the State of Florida which became a new customer in 1998 and a full year of revenue in 1998 as compared to eight months of revenue in 1997, as Hayes Computer Systems was acquired in April 1997. In 1998 and 1997, approximately 87% and 91%, respectively, of the network engineering services revenues were from the State of Florida and its related agencies. Approximately 84% and 81%, in 1998 and 1997, respectively, of this segment's revenues are from sales of hardware and third-party software products.


         The prescription drug dispensing segment revenues increased by $347,833, or 26%, to $1,682,893 in 1998 from $1,335,060 in 1997, primarily as a result of increased marketing efforts to obtain new customers.


         COST OF SALES AND GROSS PROFIT MARGIN. Cost of services and license fees includes labor and travel costs, third-party support arrangements, third-party electronic transaction processing transaction processing costs and Internet related communication fees. Cost of sales for computer systems, prescription drugs and other tangible goods includes hardware, third-party software, prescription and non-prescription drugs, manufactured goods and direct labor and consumable materials used in contract manufacturing.

         Consolidated gross profit margin for 1998 was 56% compared to 37% in 1997. The increase is primarily due to the impact of a higher percentage of total sales arising from increased electronic transaction processing transaction revenues and other revenues due to our acquisitions in the healthcare electronic transaction processing and communication devices segment (68% for Key Communications, and 77% for Integrated Medical Services and US HealthData Interchange combined), as well as the sales of higher margin software licenses for the ProxyCare and ClinScan products (100%). Combined, the gross profit margin for the healthcare electronic transaction processing and communication devices segment was 79% in 1998 and 1997. The gross profit margin in the network engineering services segment was 23% in 1998 compared to 27% in 1997. This decrease was primarily due to a higher amount of lower margin hardware products, as compared to the sales of services. The gross profit margin in the drug dispensing segment was 32% in 1998 compared to 37% in 1997. This decrease was due to a change in the mix of customers from private pay patients to lower margin third-party payers.


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


         Selling, general and administrative expenses for the healthcare electronic transaction processing and communication devices segment increased by $8,336,518, or 105%, to $16,268,058 in 1998 from selling, general and administrative expenses of $7,931,540 in 1997. The increase consisted primarily of selling, general and administrative expenses of Key Communications ($5,441,000), Integrated Medical Services ($1,616,000) and US HealthData Interchange ($1,801,000) and net decreases of $521,000 in selling, general and administrative expenses from existing segment operations.

         Selling, general and administrative expenses for the network engineering services segment increased by $953,791, or 52%, to $2,778,758 in 1998 from selling, general and administrative expenses of $1,824,967 in 1997. This increase resulted from a full year of operations included in 1998, whereas only eight months was included in the prior year as the acquisition of Hayes Computer Systems occurred in April 1997.


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


         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $7,802,973, or 724%, to $8,881,273 in 1998 from $1,078,300 in 1997. This increase was due to the following: (i) amortization charges for goodwill associated with our acquisitions completed in 1997 and 1998 which are being amortized over three years ($3,971,000); (ii) amortization of purchased technology and capitalized software costs for healthcare electronic transaction processing and communication devices ($3,021,000); (iii) depreciation charges associated with ProxyMed's internal systems and related equipment ($424,000);
(iv) amounts payable to Walgreens associated with the acquisition of PreScribe ($250,000); and (v) amortization charges for other intangibles associated with our acquisitions ($137,000). Goodwill previously recorded from the acquisitions of US HealthData Interchange and Clinical MicroSystems is being amortized on the straight-line method over three years beginning April 1, 1998. Goodwill from these acquisitions was previously being amortized on the straight-line method over 15 years. This change in estimate results in an additional amortization expense of approximately $1,015,000 per year.

         IN-PROCESS RESEARCH AND DEVELOPMENT TECHNOLOGY. As a result of a contingent payment made to the former owner of Hayes Computer Systems in 1998, we recorded a charge of $742,623 in 1998 related to the expensing of in-process research and development technology. In 1997, we recorded a charge of $8,467,098 for in-process research and development technology. A full description of these charges is contained in the following paragraphs.

       Portions of the initial purchase prices for the Hayes Computer Systems and Clinical MicroSystems acquisitions were allocated to in-process research and development technology, resulting in charges to our 1997 operations of $4,167,098 for the Hayes Computer Systems acquisition and $4,300,000 for the Clinical MicroSystems acquisition. The following products are includible as in-process research and development technology:

(a) Krypton Internet Messaging Server - The in-process research and development acquired from Hayes Computer Systems consisted of the Krypton Internet Messaging Server, a server-to-server intranet email system designed to provide more security, higher performance and a lower price than comparable UNIX based email systems. At the time of the acquisition, this product was in the alpha phase of programming and had the capability of processing only simple email communications. ProxyMed intended to complete the development of a testing lab, the development of the Krypton Internet Messaging Server product, and the development of the electronic transaction processing version of the product at an estimated cost of approximately $253,000 and include it in its electronic transaction processing product offering to physicians and other healthcare providers using the ProxyNet network by the end of calendar 1997. ProxyMed anticipated that revenues would commence in 1998, and would grow at a rate ranging from 53% to 25% per year through 2006, with the lower growth rates being achieved in the later years. In addition, ProxyMed had assumed operating expenses associated with this product in the range of 40% to 50% of gross revenues, as well as expenditures for fixed assets and further software development.

         However, shortly after the acquisition, Microsoft Corporation released its improved email product. Therefore, the decision to complete the Krypton Internet Messaging Server product was temporarily suspended until an assessment of the Microsoft product could be completed. After analyzing the Krypton Internet Messaging Server product and discussing the opportunities for it, ProxyMed decided to complete the Krypton Internet Messaging Server product and expects to have it completed in 1999 and include it in its future web-based product line.

(b) CLINSCAN INTRANET - The in-process research and development acquired from Clinical MicroSystems consisted of the ClinScan Intranet, a system designed to provide hospitals with the capability to connect hospital-based and office-based physicians together, in a private wide area network, or Intranet. The hospitals and physicians would have the ability to electronically exchange messages, images, files and other valuable clinical information, including the exchange of clinical orders and results using proven interface technology. By incorporating the ClinScan workstation at physician sites, this software application would provide access to all of the hospital based legacy systems invisibly. By adding high-speed communications access, hospitals and physicians would be able to access the Internet. At the time of the acquisition, completion of the communication protocols for incoming and outgoing messaging and an interface for communications to the legacy systems had been developed. ProxyMed intended to complete the global patient data repository, routing functionality, cross-relational master indexes, and master catalogue of clinical functionality of the product at an estimated cost of approximately $600,000 and include it as a clinical electronic transaction processing product offering to physicians, laboratories and other healthcare providers by the start of 1998.

         The technology supported by the research performed on the ClinScan Intranet was used by ProxyMed to develop its Lab Network Intranet Server, the central information processor for its latest ClinScan software product. Revenues from the sales of ClinScan involving its Lab Network Internet Server commenced in 1998.

Management of ProxyMed is responsible for estimating the fair value of acquired in-process research and development. To assist in determining the fair value of the acquired in-process research and development, ProxyMed used standard appraisal methodologies. Each appraisal procedure performed involved projected cash flows for Krypton Internet Messaging Server and ClinScan Intranet over their estimated useful lives, net of ongoing operating investment needs (including working capital, fixed assets and other assets) that support the products. An effective income tax rate of 37.6% was applied to each of the cash flows representing the expected marginal combined federal and state tax rate to apply over the cash flow periods. These cash flows were discounted to their present value using a discount rate of 70%, which is reflective of a "start up" company for which the Krypton Internet Messaging Server and ClinScan Intranet products are similar in risk. The Krypton Internet Messaging Server product was valued at $6,400,000 and the ClinScan Intranet product was valued at $4,300,000 using these model assumptions. The development of these projects had not yet reached technological feasibility to permit capitalization, and the technology had no alternative future use. Income tax benefits resulted from these charges of approximately $1,563,000 and $1,613,000 for the Hayes Computer Systems and Clinical MicroSystems acquisitions, respectively; however, based on the weight of available evidence, valuation allowances for the full amounts have been recorded.

         INTEREST, NET. We incurred net interest expense for 1998 of $106,571, whereas we earned net interest income for 1997 of $267,140. The 1998 amount reflects interest expense incurred on the debt of Key Communications ($206,000) and interest expense on the debt issued for the acquisition of Clinical MicroSystems ($122,000) offset by interest earned on invested funds ($221,000). In connection with the merger with Key Communications, the debt guaranteed by Key Communications was retired.

         OTHER. As a result of our merger with Key Communications, we recorded $426,970 in merger related expenses in 1998.

         NET LOSS. As a result of the foregoing, we recorded a net loss of $11,788,185 in 1998, as compared to a net loss of $18,517,122 in 1997. Net loss for 1998 includes income from the operations of Key Communications of $1,117,398 for the period from May 1, 1998 through December 31, 1998.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         NET REVENUES. Consolidated revenues for 1997 increased by $7,877,818, or 258%, to $10,931,969 from consolidated revenues of $3,054,151 in 1996.


         The healthcare electronic transaction processing and communication devices segment revenues decreased by $68,885, or 4%, to $1,817,122 in 1997 from $1,886,007 in 1996. This decrease was primarily due to the net effect of two factors. First, as a result of the acquisitions of Clinical MicroSystems ($1,294,000), US HealthData Interchange ($280,000) and PreScribe in 1997 ($72,000),
segment revenues increased by $1,646,218 over 1996 levels. Revenues for these acquisitions include the processing of certain clinical and financial transactions, proprietary computer software and hardware, and annual software support contracts. Second, segment revenues in 1996 include one-time license fee revenue from Bergen Brunswig Drug Corporation and Blue Cross and Blue Shield of Massachusetts, Inc. totaling $1,204,000, whereas no such license fee income was received in 1997.


         The network engineering services segment revenues were $7,779,787 in 1997 compared to no such revenues in 1996, due to the acquisition of Hayes Computer Systems in April 1997. Approximately 91% of the network engineering services revenues were to the State of Florida and its related agencies. Approximately 81% of this segment's revenues are from sales of hardware and third-party software products.


         The prescription drug dispensing segment revenues increased by $166,916, or 14%, to $1,335,060 in 1997 from $1,168,144 in 1996, primarily as a result of increased marketing efforts to obtain new customers.


         COST OF SALES AND GROSS PROFIT MARGIN. Cost of services and license fees includes labor and travel costs, third-party support arrangements, third-party electronic transaction processing costs and internet-related communication fees. Cost of sales for computer systems and prescription drugs includes hardware, third-party software, and prescription and non-prescription drugs.

         Consolidated gross profit margin for 1997 was 37% compared to 57% in 1996. The gross profit margin for the healthcare electronic transaction processing and communication devices segment was 79% in 1997 compared to 70% in 1996. This increase is primarily attributable to the contribution in 1997 from our lab software products and annual software support contracts, which typically carry high gross profit margins. The gross profit margin in the network engineering services segment was 27% in 1997 due to the high concentration of lower margin hardware products. The gross profit margin in the prescription drug dispensing segment was 37% in 1997 compared to 34% in 1996. This increase was due to a change in the mix of customer from third-party payers to higher margin private pay patients.


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


         Selling, general and administrative expenses for the healthcare electronic transaction processing and communication devices segment increased by $5,217,656, or 192%, to $7,931,540 in 1997 from selling, general and administrative expenses of $2,713,884 in 1996. The increase resulted from acquisitions of Clinical MicroSystems ($1,550,000) and US HealthData Interchange ($264,000), and internal growth in order to support this core business of ProxyMed. The increase consisted primarily of the following: (i) additional payroll and related costs for sales, product development, customer service, implementation services, technical operations and management personnel ($3,866,000); (ii) additional marketing expenses including attendance at national and local trade shows, print ads, and travel to potential customers ($721,000); (iii) telecommunication costs related to our further development of our ProxyNet network costs including direct connectivity with our strategic partners ($293,000); (iv) consulting fees to various software and business consultants ($160,000); (v) occupancy costs primarily associated with the acquisitions of Clinical MicroSystems and US HealthData Interchange and additional facilities for product development and sales ($105,000); (vi) write-off of certain capitalized software that we determined had no continuing future benefit to its operations ($202,000); (vii) charges related to certain compensatory stock options and warrants issued in 1996, whereas there were no such charges in 1997 (decrease of $300,000); and
(viii) net increases in various other selling, general and administrative expenses which were individually less than $100,000 ($171,000).

         Selling, general and administrative expenses for the network engineering services segment were $1,824,967 in 1997 and resulted from the acquisition of Hayes Computer Systems in 1997. These expenses consisted primarily of payroll and related costs ($1,345,000), occupancy costs ($144,000), telecommunications costs ($114,000), and marketing related costs including travel to potential customers ($82,000).


         Selling, general and administrative expenses for the prescription drug dispensing segment increased by $114,927, or 33%, to $466,045 in 1997 from selling, general and administrative expenses of $351,118 in 1996. This increase primarily resulted from payroll, commissions and related costs to support the increase in business.

         Corporate-related selling, general and administrative expenses increased by $426,370, or $16%, to $3,070,801 in 1997 from $2,644,431 in 1996.
This increase was primarily a result of the following: (i) termination and separation payments for certain employees ($235,000); (ii) the write-off of certain computer hardware that we determined that we will no longer utilize in our corporate operations ($161,000); and (iii) a net increase in various other selling, general and administrative expenses ($30,000).


         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $755,712 in 1997, or 234%, to $1,078,300 from $322,588 in 1996. This increase was primarily due to the following: (i) amortization of capitalized software costs for healthcare electronic transaction processing and communication devices ($214,000); (ii) depreciation charges associated with ProxyNet and related systems ($100,000); (iii) amounts payable to Walgreens associated with the acquisition of PreScribe ($250,000); (iv) amortization charges for goodwill and other intangible assets associated with our acquisitions completed in 1997 ($84,000); and (v) other general depreciation increases ($108,000).

         INTEREST, NET. Net interest income decreased $169,519, or 39%, to $267,140 in 1997 from $436,569 in 1996. The decrease in net interest income is due primarily to interest expense of approximately $136,000 in 1997 on the debt issued for the acquisition of Clinical MicroSystems, which was not present in 1996.

         IN-PROCESS RESEARCH AND DEVELOPMENT TECHNOLOGY. As a result of the acquisitions of Clinical MicroSystems and Hayes Computer Systems, we recorded charges totaling $8,467,098 in 1997 related to the expensing of in-process research and development technology. See Note 2 of Notes to Consolidated Financial Statements for a full description of such charges.


         OTHER. In 1996, we earned $1,014,989 from the sale of certain assets of our drug dispensing operations to Eckerd Corporation in 1995.

         NET LOSS. As a result of the foregoing, we recorded a net loss of $18,517,122 in 1997, as compared to a net loss of $2,853,735 in 1996

LIQUIDITY AND CAPITAL RESOURCES


         In 1998, cash used in operating activities totaled $4,916,287. This was primarily due to our net loss partially offset by depreciation and amortization charges. These activities were financed through available cash resources, private placement sales of 3,013,416 shares of our common stock resulting in net proceeds of $29,118,505 and $1,451,700 in proceeds from the exercise of stock options and warrants. During this period, we acquired Integrated Medical Services for $25,965,325 in cash plus common stock, made $406,556 in debt and interest payments for notes payable acquired with Integrated Medical Services and Key Communications, and made several cash payments related to acquisitions completed in 1997 including: a debt payment under our obligation to the former owner of Clinical MicroSystems for $750,000, a contingent payment to the former owner of Hayes Computer Systems in the amount of $500,000 for meeting defined operating criteria in the 12 months subsequent to the acquisition, and $500,000 to Walgreens under our contract for the purchase of PreScribe. Additionally, we incurred approximately $400,000 in net costs (principally leasehold improvements, relocation expenses and rent deposits) for the relocation of our corporate offices and our network and development operations in Fort Lauderdale in September 1998. After these receipts and expenditures, we had cash and cash equivalents totaling $4,681,671 as of December 31, 1998. These available funds continue to be used for operations, the further development and marketing of our products and services, equipment and other general corporate purposes. In addition, we are continuously evaluating acquisition opportunities and other strategic alternatives that add synergies to our product offerings and business strategy. Pursuant to this strategy, we purchased the healthcare electronic transaction processing assets of Specialized Medical Management for $1,000,000 in cash in January 1999.

         In general, we believe that the long-term effects of our various acquisitions will be accretive to our operating results and our liquidity. For example, the electronic transaction processing operations relating to the acquisitions of Integrated Medical Services, US HealthData Interchange and Specialized Medical Management are being merged into one location; the lab operations relating to the Clinical MicroSystems products and the Key Communications operations are being merged together; and the PreScribe technology is being merged with the pre-existing prescription electronic transaction processing products. Hayes Computer Systems will continue to be operated from its existing location as a separate segment. While no assurance can be given that revenue synergies will occur, we expect that there will be opportunities to increase revenues by cross-selling products and services to the customers of the acquired entities, as well as revenue opportunities from the development of new services from our product development efforts. In addition, we expect to experience cost reduction synergies from the operations that have been or are planned to be combined. These savings will occur primarily from elimination of facilities, duplicate personnel in the areas of network operations, management and customer service, duplicate marketing efforts and other general and administrative costs. However, on a short-term basis, we generally incur additional expenses resulting from our acquisitions due to stay-pay incentives during the transition period and moving costs for employees that are retained. We do not expect our interest costs to increase as a result of our acquisitions, as most of the financing for the acquisitions resulted from issuances of our equity securities, and debt carried by the acquired entities was paid off. While amortization of goodwill and other intangible assets from our acquisitions will not affect our future cash outflows, we expect that such acquisition-related charges will approximate $2,800,000 per quarter through the second quarter of 2001.


         We have a revolving bank line of credit of up to $5,000,000, subject to availability of suitable collateral, which was renewed in August 1998. Borrowings, if any, are due on demand, collateralized by certificates of deposit and U.S. Treasury Notes, and bear interest at the prime rate less 3/4%. There were no outstanding borrowings on this line of credit as of December 31, 1998.


         As a result of the acquisitions of Clinical MicroSystems, Hayes Computer Systems and PreScribe in 1997, we are obligated to make certain payments in the next 12 months. These payments are as follows: $500,000 for Clinical MicroSystems, $1,000,000 for Hayes Computer Systems, and $500,000 for PreScribe. The Clinical MicroSystems and Hayes Computer Systems payments may be made at least 50% in cash and the balance, if any, in common stock.


         We do not have any material commitments for capital expenditures.


         The ratio of current assets to current liabilities was 2.1 times in 1998 compared to 1.4 times in 1997. This increase is attributable to the additional cash and accounts receivable generated from our recent acquisitions. Accounts receivable turnover for us was 6.3 times in the 1998 period which was comparable to 6.6 times in 1997. Inventory turnover 5.6 times in the 1998 period compared to 7.4 times in the 1997 period; this decrease is attributable to slower inventory turnover at Key Communications.

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


         PRODUCTS AND SERVICES. With respect to our products and services, except those recently acquired from our business combinations with Key Communications and Specialized Medical Management, the assessment phase is substantially complete. The assessment and remediation phases for our three top priority products have been fully completed, with two products currently in the distribution phase. We expect that all of our software products and our clinical and financial transaction processing networks will be Year 2000 ready by July 1999.


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

         Based on representations made at time of our merger with Key Communications, we believe that Key Communications' products and services will operate satisfactorily in a Year 2000 environment. We have begun the assessment phase to verify those representations. Based on procedures performed to date, we do not expect any additional actions to be required.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and schedules are included beginning at Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         We have not had any change in or disagreement with our accountants on accounting and financial disclosures during our two most recent fiscal years or any later interim period.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our directors and executive officers are as follows:

NAME                                         AGE              POSITION
----                                         ---              --------
Harold S. Blue                                37              Chairman of the Board, Chief
                                                                Executive Officer

John Paul Guinan                              38              Co-President and Director

Bennett Marks                                 50              Co- President, Chief Financial
                                                                Officer and Director

James Pickering                               44              Co-President and Chief
                                                                Operating Officer

Frank M. Puthoff                              53              Executive Vice President,
                                                                Chief Legal Officer and
                                                                Secretary

Bruce S. Roberson                             50              Executive Vice President -
                                                                Sales and Marketing

Samuel X. Kaplan(2)                           76              Director

Bertram J. Polan(1)(2)                        47              Director

Peter A. A. Saunders(1)(2)                    57              Director

Eugene R. Terry(1)                            60              Director

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

         JOHN PAUL GUINAN has been Co-President and a director of ProxyMed since June 1995. He was its Chief Operating Officer from August 1996 to January 1998. He was an Executive Vice President of ProxyMed from July 1993 until June 1995. From March 1993 to June 1993, Mr. Guinan was the Chief Executive Officer and co-founder of ProxyScript, Inc. (f/k/a Medical Containment Systems, Inc.), which ProxyMed acquired in June 1993. From 1989 until April 1993, Mr. Guinan founded and developed two companies: The Desktop Professionals, Inc., a company which supplied automation systems to South Florida professional offices; and POSitive Thinking, Inc., a software development company which specialized in point of sale systems.

         BENNETT MARKS was appointed Co-President in November 1998 and has been Executive Vice President Finance, Chief Financial Officer and a director of ProxyMed since October 1993. From May 1991 to October 1993, Mr. Marks was Vice President - Finance and a director of another public company engaged in the manufacturing and marketing of network management systems for use by telecommunication companies. From 1981 to April 1991, Mr. Marks was an audit partner with KPMG, an international accounting and consulting firm. While with KPMG, Mr. Marks was the partner on audits of numerous public companies and served as an Associate SEC Reviewing Partner. He also served as the Administrative Partner in charge of KPMG's West Palm Beach office. Mr. Marks is a certified public accountant.

         JAMES PICKERING was appointed Co-President in November 1998 and was appointed Executive Vice President-Operations and Chief Operating Officer in January 1998. From September 1995 to January 1998, Mr. Pickering served as President of Med-Link Technologies, Inc., a healthcare electronic transaction processing company and a subsidiary of SPS Payment Systems, Inc., a New York Stock Exchange company and affiliate of Morgan Stanley, Dean Witter Discover and Co. From October 1991 to September 1995, Mr. Pickering was Vice President-Systems for National Electronic Information Corporation (NEIC), also a healthcare electronic transaction processing company. Prior to that, Mr. Pickering served as a consultant for Metropolitan Life Insurance Company and the Prudential Insurance Company designing and implementing claims administration, utilization review and managed care capitation systems.

         FRANK M. PUTHOFF was appointed Executive Vice President, Chief Legal Officer and Secretary of ProxyMed in August 1996. From July 1994, he was Vice President, General Counsel and Secretary for Miami Subs Corporation. Between July 1990 and July 1994, he held several executive positions with Ground Round Restaurants, Inc., an affiliate of Hanson PLC, serving most recently as Senior Vice President, General Counsel and Secretary. Prior thereto, he served as Division Counsel for PepsiCo, Inc. and held various executive positions with Marriott Corporation.

         BRUCE S. ROBERSON was appointed Executive Vice President - Sales and Marketing of ProxyMed in October 1996. From June 1994 to October 1996, he served as Vice President - Sales and Marketing for Health Care Information for National Data Corporation, a healthcare electronic transaction processing company. From December 1993 to June 1994, he was Director of Business Development for First Consulting Group and from September 1990 to December 1993, he was Vice President of Sales and Marketing for IBAX Healthcare, a joint venture of International Business Machine Corp. and Baxter International, Inc., which marketed healthcare information systems. From 1988 to September 1990, he was manager of the Florida operations of the American Express Health Systems Group and from June 1984 to November 1988, he was Senior Sales Executive of McDonald Douglas Health Systems Company.

         SAMUEL X. KAPLAN has been a director of ProxyMed since August 1995. Since 1987, Mr. Kaplan has been a healthcare management consultant. He has also been the President of U.S. Care, Inc., a California-based company which designs and administers long-term care insurance programs, since 1987, when he founded that company. In 1962, he founded U.S. Administrators, Inc., a healthcare management company, which he served as President and Chairman until 1987.

         BERTRAM J. POLAN has been a director of ProxyMed since August 1995. Mr. Polan is the founder and President of Gemini Bio-Products, Inc., a California-based supplier of biological products used in medical schools, private medicine research institutes and the bio-technology industry, which he founded in 1985. From 1973 to 1985, Mr. Polan was employed in various executive capacities, most recently as vice president of sales and marketing, with North American Biologicals, Inc., one of the world's largest independent providers of human plasma products.


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


         EUGENE R. TERRY has been a director of ProxyMed since August 1995. Mr. Terry is a pharmacist and the founder and Chairman of Bloodline, Inc., a New Jersey-based company engaged in the blood services business, which he founded in 1980. In 1971, Mr. Terry founded Home Nutritional Support, Inc. ("HNSI"), one of the first companies established in the home infusion industry. In 1984, HNSI was sold to Healthdyne, Inc. HNSI was later sold to the W.R. Grace Group. From 1975 to 1984, Mr. Terry was also founder and Chief Executive Officer of Paramedical Specialties, Inc., a respiratory and durable medical equipment company, which was also sold to Healthdyne, Inc.


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


         We have "key person" life insurance policies for our benefit on the lives of Mr. Blue and Mr. Guinan in the amount of $1,000,000 each.


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


         Based on our review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during our fiscal year ended December 31, 1998, all filing requirements applicable to our officers and directors, and greater than 10% beneficial owners were complied with, except that we have not received from Bellingham Industries Inc. a required Form 5 or a written representation that no Form 5 is required.

ITEM 11. EXECUTIVE COMPENSATION


                  The following table sets forth the compensation paid during the past three fiscal years to our Chief Executive Officer and our other four most highly compensated executive officers with annual compensation for such years over $100,000 (the "named executive officers"):

                                           SUMMARY COMPENSATION TABLE
                                                                                 LONG-TERM COMPENSATION
                                                                         ---------------------------------------
                                           ANNUAL COMPENSATION                     AWARDS              PAYOUTS
                                   ------------------------------------- ---------------------------- ----------
                                                              OTHER                    SECURITIES                     ALL
                                                              ANNUAL      RESTRICTED    UNDERLYING                   OTHER
        NAME AND                                              COMPEN-       STOCK        OPTIONS/       LTIP        COMPEN
   PRINCIPAL POSITION       YEAR      SALARY       BONUS      SATION       AWARD(S)        SARS        PAYOUTS     -SATION
---------------------       ----      --------     -----      -------     ----------   ------------    -------     -------

Harold S. Blue              1998      145,033          --           --            --             --         --          --
Chairman and CEO            1997      125,000          --           --            --             --         --          --
                            1996      100,983          --           --            --        150,000         --          --

John Paul Guinan            1998      163,943      15,063           --            --             --         --          --
Co-President                1997      125,000          --           --            --             --         --          --
                            1996      127,792          --           --            --         15,000         --          --

Bennett Marks               1998      145,305      20,000           --            --         20,000         --          --
Co-President and            1997      128,646      15,000           --            --             --         --          --
CFO                         1996      107,542          --    10,625(1)            --         86,250         --          --

James H. Pickering          1998      165,456(2)   10,000    47,182(4)            --        130,000         --          --
Co-President and
COO

Bruce S. Roberson           1998      177,693      55,063           --            --         20,000         --          --
Exec. V.P.                  1997      180,000      50,000    22,506(4)            --             --         --          --
                            1996       30,000(3)       --    24,759(4)            --        100,000         --          --

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

         The following table provides information on stock option grants during fiscal year 1998 to each of the named executive officers:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                          Potential Realizable
                                                                                            Value at Assumed
                                  Individual Grants                                       Annual Rates of Stock
                                                                                         Price Appreciation for
                                                                                               Option Term
                              # of           % of Total                                  ----------------------
                           Securities       Options/SARs
                           Underlying        Granted To
                            Options/        Employee In     Exercise or   Expiration
         Name             SARs Granted      Fiscal Year      Base Price      Date          5%            10%
--------------------      ------------      -----------     -----------   ----------    --------     ----------
Harold S. Blue                 --                --              --           --           --            --
John Paul Guinan               --                --              --           --           --            --
Bennett Marks                20,000              5%            $7.19        9/1/08      $ 90,435     $  229,180
James H. Pickering           100,000            26%            $7.00        1/5/08      $440,226     $1,115,620
James H. Pickering           30,000              8%            $7.19        9/1/08      $135,653     $  343,770
Bruce S. Roberson            20,000              5%            $7.19        9/1/08      $ 90,435     $  229,180

         The following table sets forth certain information concerning unexercised options held by each of the named executive officers:

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                             NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED                  IN-THE-MONEY
                                                          OPTIONS/SARS AT FY-END (#)        OPTIONS/SARS AT FY-END ($)*
                                                          --------------------------        ---------------------------
                            # OF SHARES
                            ACQUIRED ON      $ VALUE
          NAME                EXERCISE      REALIZED     EXERCISABLE    UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
-------------------------- ------------     --------     -----------    -------------     -----------      -------------
Harold S. Blue                 30,000       $266,400       150,000            --           $1,171,500            --
John Paul Guinan                 --            --          217,500            --           $1,571,775            --
Bennett Marks                  60,000       $190,200       101,250          20,000         $ 681,263          $ 82,400
James H. Pickering               --            --           17,000         113,000          $ 73,270          $481,330
Bruce S. Roberson                --            --          100,000          20,000         $ 437,000          $ 87,400


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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth information regarding the beneficial ownership of our common stock as of March 5, 1999, with respect to (i) each person known to us to be the beneficial owner of more than 5% of our common stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table, and (iv) all of our directors and officers as a group:

         NAME AND ADDRESS(1)                         # OF SHARES (2)            % OF CLASS
         ----------------                            ---------------            ----------
         Harold S. Blue(3)                             794,132                     4.4%

         John Paul Guinan(4)                           217,500                     1.2%

         Bennett Marks(5)                              169,750                       *

         James H. Pickering(4)                          34,000                       *

         Frank M. Puthoff(4)                            54,779                       *

         Bruce S. Roberson(4)                          100,000                       *

         Samuel X. Kaplan(4)                            75,000                       *

         Bertram J. Polan(6)                            82,500                       *

         Peter A. A. Saunders(7)                        20,000                       *

         Eugene R. Terry(4)                             75,000                       *


         Bellingham Industries Inc.(8)               6,514,842                    36.1%
         Urraca Building
         Frederico Boyd Avenue
         Panama City, Panama


         All directors and officers                  4,839,563                    25.6%
         as a group (30 persons)(9)

--------------------

*Less than 1%

(1) The address for each person, unless otherwise noted, is 2555 Davie Road, Suite 110, Fort Lauderdale, Florida 33317-7424.
(2) In accordance with Rule 13d-3 of the Exchange Act, shares that are not outstanding, but that are subject to options, warrants, rights or conversion privileges exercisable within 60 days from March 5, 1999, have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the individual having such right, but have not been deemed outstanding for the purpose of computing the percentage for any other person.
(3) Includes 644,132 shares held of record, and 150,000 shares issuable upon the exercise of currently exercisable stock options.
(4) Represents shares issuable upon the exercise of currently exercisable stock options.
(5) Includes 68,500 shares held of record, and 101,250 shares issuable upon the exercise of currently exercisable stock options.
(6) Includes 7,500 shares held of record, and 75,000 shares issuable upon exercise of currently exercisable stock options.
(7) Includes 10,000 held of record, plus 10,000 shares issuable upon exercise of currently exercisable stock options.
(8) Includes 6,264,842 shares held of record, and 250,000 shares issuable upon the exercise of currently exercisable stock options. Share amounts were provided by Bellingham.
(9) Includes 3,717,592 shares held of record, and 1,121,971 shares issuable upon the exercise of currently exercisable stock options.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K


                                                                                                           PAGE
                                                                                                           ----
  (a)             (1) The following financial statements are included in
                      Part II, Item 8:


                      Consolidated Financial Statements
                       Report of Independent Accountants                                                     F-2
                       Consolidated Balance Sheets - December 31, 1998                                       F-3
                        and 1997
                       Consolidated Statement of Operations - Years Ended                                    F-4
                        December 31, 1998, 1997 and 1996
                       Consolidated Statements of Stockholders' Equity -                                     F-5
                        Years Ended December 31, 1998, 1997 and 1996
                       Consolidated Statements of Cash Flows - Years Ended                                   F-6
                        December 31, 1998, 1997 and 1996
                       Notes to Consolidated Financial Statements                                         F-7 - F-26


                  (2)  The following schedule for the years 1998 and 1997 are submitted herewith:


                       Report of Independent Accountants                                                     F-27
                       Schedule II - Valuation and Qualifying Accounts -                                     F-28
                        Years Ended December 31, 1998 and 1997


                  (3)  Exhibits required to be filed by Item 601 of Regulation S-K as exhibits to this Report are listed in the Exhibit Index appearing on pages 28 through
                       30.


  (b)                  Reports on Form 8-K:

                       During the quarter ended March 31, 1999, a Form 8-K report was filed by ProxyMed with the Securities and Exchange Commission on January 14, 1999, reporting an event dated December 31,
                       1998, regarding the exchange of common stock and merger with
                       Key Communications.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  June 16, 1999                 PROXYMED, INC.


                                      By: /S/HAROLD S. BLUE
                                      ------------------------------------------
                                          Harold S. Blue, Chairman of the Board
                                          and Chief Executive Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                                          DESCRIPTION
-----------                                          -----------
  3.1                      Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the
                           Registration Statement on Form SB-2, File No. 333-2678).

  3.2                      Bylaws, as amended (incorporated by reference to Exhibit 3.1 of the Registration
                           Statement on Form SB-2, File No. 333-2678).


 10.1                      License Agreement between ProxyMed and Blue Cross and Blue Shield of Massachusetts,
                           Inc., dated March 1, 1996 (incorporated by reference to Exhibit 3.1 of the
                           Registration Statement on Form SB-2, File No. 333-2678).

 10.2                      Strategic Marketing Agreement among ProxyMed, IntePlex, Inc. and Bergen Brunswig
                           Drug Company dated February 1, 1996 (incorporated by reference to
                           Exhibit 1 of Form 8-K, File No. 000-22052, reporting an event dated
                           February 1, 1996).

 10.3                      Agreement for Acquisition of Stock between ProxyMed and National Health Care
                           Affiliates, Inc. dated September 6, 1995 (incorporated by reference to Exhibit 1 of
                           Form 8-K, File No. 000-22052, reporting an event dated August 28, 1996).

 10.4                      Asset Purchase Agreement between ProxyMed and Eckerd Corporation (incorporated by reference to Exhibit 1 to the Form 8-K, File No. 000-22052, reporting an event dated
                           February 7, 1995).

 10.5                      *Employment Agreement between ProxyMed and Harold S. Blue (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

 10.6                      *Employment Agreement between ProxyMed and John Paul Guinan (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

 10.7                      *Employment Agreement between ProxyMed and Bennett Marks dated November 11, 1996
                           (incorporated by reference to Exhibit 10.7 of the Form 10-KSB for the period ending
                           December 31, 1996).

 10.8                      Asset Purchase Agreement between ProxyMed and Clinical MicroSystems, Inc. and
                           Glenn Gilchrist (incorporated by reference to Exhibit 1 of Form 8-K,
                           File No.000-22052, reporting an event dated March 14, 1997).

 10.9                      *Employment Agreement between ProxyMed and Frank M. Puthoff dated November 11, 1996
                           (incorporated by reference to Exhibit 10.7 of the Form 10-KSB for the period ending
                           December 31, 1996).


 10.10                     *Amended 1993 Stock Option Plan (incorporated  by reference to Exhibit A of ProxyMed
                           's Proxy Statement for its 1994 Annual Meeting of Shareholders).


 10.11                     *1995 Stock Option Plan (incorporated by reference to Exhibit 3.1 of the Registration
                           Statement on Form SB-2, File. No. 333-2678).

 10.12                     *1995 Outside Director Stock Option Plan (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).


 10.13                     *Employment Agreement between ProxyMed and Bruce Roberson dated October 17, 1996
                           (incorporated by reference to Exhibit 10.1 of the 10-QSB for the period ending
                           September 30, 1996).


 10.14                     Form of Indemnification Agreement for All Officers and Directors (incorporated by reference to Exhibit 10.3 of the 10-QSB for the period ending September 30, 1996).


 10.15                     Stock Purchase Agreement between ProxyMed and WPJ, Inc. and Robert Weinberger and Mark
                           Pehl (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated May 19, 1998).

 10.16                     Asset Purchase Agreement between ProxyMed and Hayes Computer Systems, Inc. and Danny
                           Hayes (incorporated by reference to Exhibit 1 of Form 8-K, File No. 000-22052, reporting an event dated April 30, 1997).

 10.17                     Asset Purchase Agreement between ProxyMed and U.S. HealthData Interchange, Inc.
                           (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated November 19, 1997).

 10.18                     *1997 Stock Option Plan (incorporated by reference to Exhibit A of ProxyMed's Proxy
                           Statement for its 1997 Annual Meeting of Shareholders).

 10.19                     *Employment Agreement between ProxyMed and James Pickering dated November 10, 1997
                           (incorporated by reference to Exhibit 10.19 of the 10-K for the period ending
                           December 31, 1997).


 10.20                     Agreement and Plan of Merger between ProxyMed Acquisition Corp., Key Communications
                           Service, Inc., Jeff K. Carpenter, A. Thomas Hardy and Carl W. Garmon (incorporated by reference to Exhibit 2.1 of Form 8-K,. File #000-22052, reporting an event dated
                           December 31, 1998).


 10.21                     *Employment Agreement between ProxyMed and Jeff K. Carpenter dated December 31, 1998
                           (incorporated by reference to Exhibit 2.5 of Form 8-K, File No. 000-22052, reporting an event on December 31, 1998).

 10.22                     Asset Purchase Agreement between ProxyMed and Specialized Medical Management, Inc. and
                           its parent, Texas Health Management Services, Inc., dated January 12, 1999.(1)



  21                       Subsidiaries of the ProxyMed.(1)


  23                       Consent of PricewaterhouseCoopers LLP.


  27                       Financial Data Schedule.(1)


---------------------------------
*Denotes employment agreement or compensatory plan.


(1)      Previously filed.

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

     Consolidated Balance Sheets - December 31, 1998 and 1997                                  F-3

     Consolidated Statements of Operations -                                                   F-4
         Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Stockholders' Equity -                                         F-5
         Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows -                                                   F-6
         Years Ended December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements                                             F-7 - F-26

Financial Statement Schedule

     Report of Independent Accountants                                                         F-27

     Schedule II - Valuation and Qualifying Accounts -                                         F-28
         Years Ended December 31, 1998 and 1997

REPORT OF INDEPENDENT ACCOUNTANTS

February 19, 1999

To the Stockholders of ProxyMed, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of ProxyMed, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of ProxyMed's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Miami, Florida

                         PROXYMED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                               ASSETS                                            1998               1997
                                                                               -----               ----
Current assets:
     Cash and cash equivalents                                              $ 4,681,671         $ 2,654,423
     Accounts receivable - trade, net of allowance for
        doubtful accounts of $594,854 and $242,549, respectively              6,383,996           2,364,455
     Other receivables                                                          463,894             826,998
     Inventory                                                                2,970,210           1,202,431
     Other current assets                                                       254,979             319,838
                                                                            -----------         -----------
        Total current assets                                                 14,754,750           7,368,145
Property and equipment, net                                                   4,335,944           2,323,174
Goodwill, net                                                                15,539,821           4,338,515
Purchased technology, capitalized software and
     other intangible assets, net                                            13,654,399           5,530,226
Other assets                                                                    551,660              43,061
                                                                            -----------         -----------

        Total assets                                                        $48,836,574         $19,603,121
                                                                            ===========         ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                      $   498,453         $   735,980
     Accounts payable and accrued expenses                                    6,244,631           4,239,073
     Deferred revenue                                                           447,178             426,686
                                                                            -----------         -----------
        Total current liabilities                                             7,190,262           5,401,739
     Long-term debt                                                             667,193           1,049,630
     Long-term deferred revenue                                                 700,000                   -
                                                                            -----------         -----------
        Total liabilities                                                     8,557,455           6,451,369
                                                                            -----------         -----------

Commitments and contingencies

Stockholders' equity:
     Common stock - $.001 par value. Authorized
        50,000,000 shares; issued and outstanding
        17,808,172 and 11,781,872 shares (after deducting
        110,000 shares in treasury in 1997), respectively                        17,808              11,782
     Additional paid-in capital                                              82,427,262          42,695,386
     Accumulated deficit                                                    (41,906,151)        (29,555,416)
     Note receivable from stockholder                                          (259,800)                  -
                                                                            -----------         -----------
        Total stockholders' equity                                           40,279,119          13,151,752
                                                                            -----------         -----------

        Total liabilities and stockholders' equity                         $ 48,836,574        $ 19,603,121
                                                                           ============        ============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                        1998                1997               1996
                                                                       -----               -----              ----
Revenues:

     Services and license fees                                      $ 18,562,066         $ 3,073,085        $ 1,433,505
     Computer systems, prescription drugs
        and other tangible goods                                      19,205,611           7,858,884          1,620,646
                                                                    ------------         -----------        -----------
                                                                      37,767,677          10,931,969          3,054,151
                                                                    ------------         -----------        -----------

Costs and expenses:
     Cost of services and license fees                                 3,316,068             726,800             59,722
     Cost of tangible goods                                           13,208,278           6,150,680          1,267,701
     Selling, general and administrative expenses                     22,874,079          13,293,353          5,709,433
     Depreciation and amortization                                     8,881,273           1,078,300            322,588
     In-process research and development technology                      742,623           8,467,098                  -
     Merger related expenses                                             426,970                   -                  -
                                                                    ------------         -----------        -----------
                                                                      49,449,291          29,716,231          7,359,444
                                                                    ------------         -----------        -----------

        Operating loss                                               (11,681,614)        (18,784,262)        (4,305,293)

Other income (expense):
     Gain on sale of assets                                                    -                   -          1,014,989
     Interest, net                                                      (106,571)            267,140            436,569
                                                                    ------------         -----------        -----------

        Net loss                                                     (11,788,185)        (18,517,122)        (2,853,735)

Dividends on cumulative preferred stock                                        -                   -             95,803
                                                                    ------------         -----------        -----------

        Net loss applicable to
              common shareholders                                  $ (11,788,185)      $ (18,517,122)      $ (2,949,538)
                                                                   =============       =============       ============


Weighted average common shares outstanding                            15,653,374          10,589,333          7,660,383
                                                                   =============       =============       ============

Basic and diluted net loss per share of common stock                      $ (.75)            $ (1.75)            $ (.39)
                                                                   =============       =============       ============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                PREFERRED STOCK        COMMON STOCK                                          NOTE
                              ------------------    -------------------                                   RECEIVABLE
                                NUMBER      PAR      NUMBER       PAR      ADDITIONAL      ACCUMULATED       FROM           TOTAL
                              OF SHARES    VALUE    OF SHARES    VALUE   PAID-IN CAPITAL     DEFICIT      STOCKHOLDER
                              ----------   ------   ---------    ------  ----------------    --------     -----------       -----
Balances, January 1, 1996         83,000   $ 830    4,945,595  $ 4,946   $ 10,772,403      $ (8,184,559)        $ -     $ 2,593,620

Sale of common stock, net
    of expenses of $1,831,816          -       -    3,367,500    3,367     13,037,942                 -           -      13,041,309
Exercise of stock options
    and warrants                       -       -      432,610      433      1,860,469                 -           -       1,860,902
Common stock issued
    for services                       -       -       15,000       15         55,985                 -           -          56,000
Compensatory stock options             -       -            -        -        300,172                 -           -         300,172
Preferred stock dividends              -       -            -        -        (82,963)                -           -         (82,963)
Conversion of preferred
    stock to common stock        (83,000)   (830)     780,905      781             49                 -           -               -
Net loss                              -       -            -        -              -         (2,853,735)          -      (2,853,735)
                                   -----    ----  ----------  -------    ------------      -------------  ----------    -----------

Balances, December 31, 1996            -       -    9,541,610    9,542     25,944,057        (11,038,294)         -      14,915,305

Sales of common stock, net
    of expenses of $664,863            -       -    1,625,000    1,625     13,389,762                  -          -      13,391,387
Exercise of stock options
    and warrants                       -       -      211,261      211      1,102,440                  -          -       1,102,651
Common stock issued for
    acquired businesses                -       -      514,001      514      2,055,937                  -          -       2,056,451
Warrants issued for acquisition
    of assets                          -       -            -        -        731,938                  -          -         731,938
Compensatory stock options             -       -            -        -         26,100                  -          -          26,100
Purchase of treasury stock             -       -     (110,000)    (110)      (554,848)                 -          -        (554,958)
Net loss                               -       -            -        -              -         (18,517,122)         -    (18,517,122)
                                   -----    ----  ----------  -------    ------------      -------------  ----------    -----------

Balances, December 31, 1997            -       -   11,781,872   11,782     42,695,386        (29,555,416)         -      13,151,752

Sales of common stock, net
    of expenses of $1,091,360          -       -    3,013,416    3,013     29,115,492                  -          -      29,118,505
Exercise of stock options
    and warrants                       -       -      422,639      423      1,711,077                  -   (259,800)      1,451,700
Common stock issued for pooled
    and acquired businesses            -       -    2,590,245    2,590      5,287,894            554,848          -       5,845,332
Retirement of debt for
    pooled company                     -       -            -        -      3,015,505                  -          -       3,015,505
Tax distributions for
    pooled company                     -       -            -        -       (515,490)                 -          -        (515,490)
Reclassification of retained
    earnings of pooled
    company upon termin-
    ation of  S Corporation
    tax status                         -       -            -        -      1,117,398         (1,117,398)         -               -
Net loss                               -       -            -        -              -        (11,788,185)         -     (11,788,185)
                                   -----    ----  ----------  -------    ------------      -------------  ----------    -----------

Balances, December 31, 1998           -     $ -   17,808,172  $17,808    $ 82,427,262      $ (41,906,151) $ (259,800)   $40,279,119
                                   =====    ====  ==========  =======    ============      =============  ==========    ===========

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                          1998                  1997                 1996
                                                                      -------------         ------------         ------------
Cash flows from operating activities:
     Net loss                                                         $ (11,788,185)        $(18,517,122)        $ (2,853,735)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
            Depreciation and amortization                                 8,977,127            1,078,300              322,588
            Acquired in-process research and
                development technology                                      742,623            8,467,098                    -
            Provision for doubtful accounts                                 355,757               76,963                8,105
            Amortization of covenant not-to-compete                         (20,000)             (80,000)             (80,000)
            Write-off of retired assets                                           -              363,237                    -
            Compensatory options and warrants issued                              -               26,100              300,172
            Common stock issued for services                                      -                    -               56,000
            Gain on sale of assets                                                -                    -           (1,014,989)
            Changes in assets and liabilities, net of
               effect of acquisitions and dispositions:
                Accounts and other receivables                           (2,004,119)          (1,126,398)            (203,113)
                Inventory                                                  (336,054)            (570,027)              42,299
                Accounts payable and accrued expenses                    (1,657,362)           1,839,643              (58,102)
                Deferred revenue                                            626,304             (323,861)            (115,000)
                Other, net                                                  187,622              (60,278)              46,660
                                                                        -----------          -----------          -----------
         Net cash used in operating activities                           (4,916,287)          (8,826,345)          (3,549,115)
                                                                        -----------          -----------          -----------

Cash flows from investing activities:
     Acquisition of businesses, net of cash acquired                    (19,933,922)          (9,909,551)                   -
     Payment of prior acquisition contingency                              (500,000)                   -                    -
     Capital expenditures                                                (1,526,060)          (1,386,154)            (665,891)
     Purchased technology and capitalized software                         (510,132)          (3,182,288)            (570,557)
     Purchases of U.S. Treasury Notes                                             -                    -           (8,541,153)
     Maturities of U.S. Treasury Notes                                            -            6,008,698            2,532,455
     Proceeds from sale of dispensary assets                                      -                    -            1,300,000
     Proceeds from sale of subsidiary                                             -                    -              649,275
                                                                        -----------          -----------          -----------
         Net cash used in investing activities                          (22,470,114)          (8,469,295)          (5,295,871)
                                                                        -----------          -----------          -----------

Cash flows from financing activities:
     Net proceeds from sale of equity securities                         29,118,505           13,391,387           13,041,309
     Proceeds from exercise of stock options and warrants                 1,451,700            1,102,651            1,860,902
     Payment of notes payable, long-term debt and capital leases         (1,156,556)              (9,375)            (417,884)
     Purchase of treasury stock                                                   -             (554,958)                   -
     Draw on line of credit                                                       -            2,500,000                    -
     Repayment of line of credit                                                  -           (2,500,000)                   -
     Payment of preferred stock dividends                                         -                    -              (82,963)
                                                                        -----------          -----------          -----------
         Net cash provided by financing activities                       29,413,649           13,929,705           14,401,364
                                                                        -----------          -----------          -----------

Net increase (decrease) in cash                                           2,027,248           (3,365,935)           5,556,378
Cash and cash equivalents at beginning of period                          2,654,423            6,020,358              463,980
                                                                        -----------          -----------          -----------
Cash and cash equivalents at end of period                              $ 4,681,671          $ 2,654,423          $ 6,020,358
                                                                        ===========          ===========          ===========

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) BUSINESS OF PROXYMED - ProxyMed, Inc. is a healthcare information services company providing financial and clinical electronic transaction processing services and healthcare technology software products to physicians and other healthcare providers such as nursing homes, pharmacies, commercial and hospital laboratories, insurance companies and managed care organizations. In addition, ProxyMed derives revenues from network engineering services and related computer hardware sales principally to state government agencies, sales and leasing of computer peripheral equipment to various healthcare and non-healthcare customers, contract manufacturing of circuit boards to non-healthcare customers, and the dispensing of prescription drugs to patients who are residing in long-term care facilities. ProxyMed's products and services are provided from its four principal operating facilities located in Fort Lauderdale and Tallahassee, Florida; Santa Ana, California; and New Albany, Indiana.

    (b) PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of ProxyMed and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

    (d) REVENUE RECOGNITION - Electronic transaction processing fee revenue is recorded in the period the service is rendered. Revenue from sales of software, software licenses, computer hardware and manufactured goods is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. The same criteria is applied to each element of multiple element arrangements after allocating the amounts paid to individual elements based on vendor-specific objective evidence of fair value. Revenue from hardware leases, software rentals and maintenance fees is recognized ratably over the applicable period. Revenue from ProxyMed's prescription drug dispensing activities is reported at net realizable amounts from insurance providers and patients at the time the individual prescriptions are delivered to the patients.

    (e) CASH AND CASH EQUIVALENTS - ProxyMed considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash balances in excess of immediate needs are invested in U.S. Treasury Notes, or in bank certificates of deposit and money market accounts. At times, such amounts may be in excess of FDIC insurance limits.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

    (f) ACCOUNTS RECEIVABLE - Substantially all of ProxyMed's accounts receivable are due from various healthcare payors and providers and the State of Florida or agencies thereof. Collateral is not required. Credit losses are provided for in the consolidated financial statements and have been within management's expectations.

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

    (i) INTANGIBLE ASSETS - Intangible assets consists of the following at December 31, 1998 and 1997:


                                                                     1998              1997
                                                                     ----              ----
Goodwill                                                         $19,650,552       $4,442,581
Less accumulated amortization                                      4,110,731          104,066
                                                                 -----------       ----------
                      Goodwill, net                              $15,539,821       $4,338,515
                                                                 ===========       ==========

Purchased technology                                             $11,000,000       $        -
Capitalized software                                               5,544,531        4,987,293
Other intangible assets                                              834,890          834,890
                                                                 -----------       ----------
                                                                  17,379,421        5,822,183
Less accumulated amortization                                      3,725,022          291,957
                                                                 -----------       ----------
       Purchased technology, capitalized software                $13,654,399       $5,530,226
            and other intangible assets, net                     ===========       ==========

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

        The recoverability of goodwill, other intangible assets and other long-lived assets is regularly reviewed by ProxyMed for indications that the carrying value may be impaired or that the useful lives assigned are excessive. In performing such review, goodwill associated with acquisition of the intangible assets is included in the analysis of the impairment of such intangible assets. When indications exist that impairment may have occurred, the carrying values are assessed based upon an analysis of estimated future cash flows on an undiscounted basis and before interest charges, or useful lives are changed prospectively.

        PURCHASED TECHNOLOGY AND CAPITALIZED SOFTWARE - ProxyMed has recorded amounts related to various software and technology that it has purchased or capitalized both for external sale to its customers or for its own internal systems use. Certain computer software costs for external sale are capitalized and are reported at the lower of unamortized cost or net realizable value. Such costs are capitalized when they are related to a product which has achieved technological feasibility or that has an alternative future use, and cease to be capitalized when the product is available for general release to customers. The costs are amortized on a product-by-product basis using the straight-line method over their estimated useful lives, generally over 3 to 5 years, and costs of maintenance and support are charged to expense. Costs for computer software used for ProxyMed's own internal systems are capitalized during the application development stage and are periodically evaluated by ProxyMed for indications that the carrying value may be impaired or that the useful lives assigned may be excessive. Such software is being amortized on a straight-line basis over its estimated useful life of 3 years. Amortization of purchased technology and capitalized software was $3,261,000 in 1998, $251,000 in 1997 and $21,000 in 1996. In addition, as a result of ProxyMed's periodic review for impairment, ProxyMed wrote off $202,000 of software costs previously capitalized due to changes in technologies relating to certain products for resale.

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

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

    (j) RESEARCH AND DEVELOPMENT - Software development costs incurred prior to achieving technological feasibility are charged to research and development expense when incurred. Research and development expense was approximately $2,978,000 in 1998, $1,908,000 in 1997, and $177,000 in
        1996, respectively.

    (k) INCOME TAXES - ProxyMed provides for income taxes pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are also established for the future tax benefits of loss and credit carryovers. Valuation allowances are established for deferred tax assets when, based on the weight of available evidence, it is deemed more likely than not that such amounts will not be realized.

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

    (m) NEW ACCOUNTING PRONOUNCEMENTS - Effective January 1, 1998, ProxyMed adopted and is reporting in accordance with SFAS No. 130, "Reporting Comprehensive Income," and SOP No. 97-2, "Software Revenue Recognition." There were no differences between ProxyMed's net loss and comprehensive loss under SFAS No. 130 and the adoption of SOP No. 97-2 did not have a material effect on the timing of its revenue recognition.

    (n) RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with current year presentation.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(2) BUSINESS COMBINATIONS

    (a) KEY COMMUNICATIONS - On December 31, 1998, ProxyMed merged with Key Communications Service, Inc., a privately-owned company based in New Albany, Indiana. Key Communications is a designer, manufacturer, distributor and servicing company for laboratory results reporting communication products for national, regional and hospital-based laboratories. ProxyMed issued 2,078,106 shares of common stock in exchange for all of Key Communications' capital stock. The transaction has been accounted for as a pooling of interests. Because of a leveraged buyout transaction consummated on April 30, 1998 by the former stockholders of Key, the accounts of Key have been combined with those of ProxyMed commencing May 1, 1998. For the period May 1, 1998 to December 31, 1998, Key Communications had net revenues of $10,439,327 and net income of $1,117,398. Merger related expenses of $426,970 have been included in the statement of operations for 1998. In connection with the merger, certain debt guaranteed by Key Communications' assets was retired, and as a result, $3,015,505 was credited to additional paid-in capital. In addition, distributions of $515,490 have been recorded, representing S Corporation income tax obligations arising from Key Communication's operations prior to the merger.

    (b) INTEGRATED MEDICAL SERVICES - In May 1998, ProxyMed acquired all of the capital stock of WPJ, Inc., d/b/a Integrated Medical Services, a privately-owned company based in Santa Ana, California. Integrated Medical Services provides financial electronic transaction processing services including medical claims, encounters and other financial transactions. The purchase price consisted of $20,620,000 in cash, 481,836 unregistered shares of ProxyMed's common stock (valued at $5,345,325), and acquisition-related costs of $328,433. The cash portion of the purchase price was funded through the private placement sale of common stock (see Note 5). The acquisition was accounted for as a purchase, and the purchase price was allocated as follows: net working capital ($497,897); property, equipment and other assets ($373,319); purchased technology ($11,000,000); and long-term liabilities ($227,189). The excess of the consideration paid over the estimated fair value of the net assets acquired in the amount of $14,649,731 was recorded as goodwill.

    (c) US HEALTHDATA INTERCHANGE - In November 1997, ProxyMed acquired substantially all of the assets and the business of US HealthData Interchange, Inc. from Avatex Corporation. US HealthData Interchange provides financial electronic transaction processing services including medical claims, encounters and other financial transactions. The purchase price consisted of $4,000,000 in cash paid at closing, and acquisition-related costs of $279,278. The acquisition was accounted for as a purchase, and the purchase price was allocated as follows: net working capital ($324,391); property, equipment and other assets ($71,300); and capitalized software and other intangible assets ($842,918). The excess of the consideration paid over the estimated fair value of the net assets acquired in the amount of $3,040,669 was recorded as goodwill.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

    (d) HAYES COMPUTER SYSTEMS - In April 1997, ProxyMed acquired substantially all the assets and assumed certain specific, but limited liabilities of Hayes Computer Systems, Inc., a privately-owned company located in Tallahassee, Florida. Hayes Computer Systems provides information technology solutions and services to principally the public sector including systems integration services, Internet access services, and client-server software development. The purchase price consisted of $3,147,126 in cash, 388,215 shares of unregistered common stock paid at closing (valued at $1,296,000 after discounting for a block of restricted stock with a two-year holding period), and acquisition-related costs of $616,671. The acquisition was accounted for as a purchase, and the purchase price was allocated as follows: net working capital ($226,671); property, equipment and other assets ($412,785); capitalized software ($264,384); long-term liabilities ($11,141); and in-process research and development technology ($4,167,098). In addition, ProxyMed was obligated to pay up to $1,000,000 (at least 50% in cash and the remainder in common stock) in each of the two subsequent 12 month periods upon the achievement of defined operating criteria. In June 1998, ProxyMed made its first contingent payment which consisted of $500,000 in cash and 30,303 shares of common stock. ProxyMed allocated this contingent payment to the long-term assets acquired as follows: $859,830 to in-process research and development technology, $85,617 to property and equipment, and $54,553 to capitalized software.

    (e) CLINICAL MICROSYSTEMS - In March 1997, ProxyMed acquired substantially all the assets and certain liabilities of Clinical MicroSystems, Inc., a privately-owned company located in Babylon, New York. Clinical MicroSystems was the developer of ClinScan, a physician desktop lab ordering and results posting software. The purchase price consisted of the following: $3,000,000 in cash and 125,786 shares of unregistered common stock (valued at $760,452) paid at closing, plus $2,000,000 in cash and common stock payable over a three-year period as follows:
        $750,000, $500,000 and $750,000 in 12, 24 and 36 months following the closing date, respectively (recorded net of interest imputed at the rate of 10.31% per annum), plus acquisition-related costs of $161,845. Each of the future payments will be at least 50% in cash, with the remaining balance, if any, paid in shares of unregistered common stock. The acquisition was accounted for as a purchase, and the purchase price was allocated as follows: net working capital ($227,560); property, equipment and other assets ($1,432); capitalized software and other intangible assets ($201,730); and in-process research and development technology ($4,300,000). The excess of the consideration paid over the estimated fair value of the net assets acquired in the amount of $841,130 was recorded as goodwill. In April 1998, ProxyMed paid its first debt payment of $750,000 in cash.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         Portions of the initial purchase prices for the Hayes Computer Systems and Clinical MicroSystems acquisitions were allocated to in-process research and development technology, resulting in charges to ProxyMed's 1997 operations of $4,167,098 for the Hayes Computer Systems acquisition and $4,300,000 for the Clinical MicroSystems acquisition. The following products are inculpable as in-process research and development technology:

    (a) KIMS - The in-process research and development acquired from Hayes Computer Systems consisted of the Krypton Internet Messaging Server ("KIMS"), a server-to-server intranet email system designed to provide more security, higher performance and a lower price than comparable UNIX based email systems. At the time of the acquisition, this product was in the alpha phase of programming and had the capability of processing only simple email communications. ProxyMed intended to complete the development of a testing lab, the development of the KIMS product, and the development of the electronic transaction processing version of the product at an estimated cost of approximately $253,000 and include it in its electronic transaction processing product offering to physicians and other healthcare providers using the ProxyNet network by the end of calendar 1997. ProxyMed anticipated that revenues would commence in 1998, and would grow at a rate ranging from 53% to 25% per year through 2006, with the lower growth rates being achieved in the later years. In addition, ProxyMed had assumed operating expenses associated with this product in the range of 40% to 50% of gross revenues, as well as expenditures for fixed assets and further software development.

        However, shortly after the acquisition, Microsoft Corporation released its improved email product. Therefore, the decision to complete the KIMS product was temporarily suspended until an assessment of the Microsoft product could be completed. After analyzing the KIMS product and discussing the opportunities for it, ProxyMed decided to complete the KIMS product and expects to have it completed in 1999 and include it in its future web-based product line.

    (b) CLINSCAN INTRANET - The in-process research and development acquired from Clinical MicroSystems consisted of the ClinScan Intranet, a system designed to provide hospitals with the capability to connect hospital-based and office-based physicians together, in a private wide area network, or Intranet. The hospitals and physicians would have the ability to electronically exchange messages, images, files and other valuable clinical information, including the exchange of clinical orders and results using proven interface technology. By incorporating the ClinScan workstation at physician sites, this software application would provide access to all of the hospital based legacy systems invisibly. By adding high-speed communications access, hospitals and physicians would be able to access the Internet. At the time of the acquisition, completion of the communication protocols for incoming and outgoing messaging and an interface for communications to the legacy systems had been developed. ProxyMed intended to complete the global patient data repository, routing functionality, cross-relational master indexes, and master catalogue of clinical functionality of the product at an estimated cost of approximately

        $600,000 and include it as a clinical electronic transaction processing product offering to physicians, laboratories and other healthcare providers by the start of 1998.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         The technology supported by the research performed on the ClinScan Intranet was used by ProxyMed to develop its Lab Network Intranet Server, the central information processor for its latest ClinScan software product. Revenues from the sales of ClinScan involving a Lab Network Intranet Server commenced in 1998.

    Management of ProxyMed is responsible for estimating the fair value of acquired in-process research and development. To assist in determining the fair value of the acquired in-process research and development, ProxyMed used standard appraisal methodologies. Each appraisal procedure performed involved projected cash flows for KIMS and ClinScan Intranet over their estimated useful lives, net of ongoing operating investment needs (including working capital, fixed assets and other assets) that support the products. An effective income tax rate of 37.6% was applied to each of the cash flows representing the expected marginal combined federal and state tax rate to apply over the cash flow periods. These cash flows were discounted to their present value using a discount rate of 70%, which is reflective of a "start up" company for which the KIMS and ClinScan Intranet products are similar in risk. The KIMS product was valued at $6,400,000 and the ClinScan Intranet product was valued at $4,300,000 using these model assumptions. The development of these projects had not yet reached technological feasibility to permit capitalization, and the technology had no alternative future use. Income tax benefits resulted from these charges of approximately $1,563,000 and $1,613,000 for the Hayes Computer Systems and Clinical MicroSystems acquisitions, respectively; however, based on the weight of available evidence, valuation allowances for the full amounts have been recorded.

    Goodwill previously recorded from the acquisitions of US HealthData Interchange and Clinical MicroSystems is being amortized on the straight-line method over 3 years beginning April 1, 1998. Goodwill from these acquisitions was previously being amortized on the straight-line method over 15 years. This change in estimate results in an additional amortization expense of approximately $1,015,000 per year. Goodwill relating to the acquisitions of Integrated Medical Services and Clinical MicroSystems is being amortized over 3 years.

    The following unaudited pro forma summary presents the consolidated results of operations of ProxyMed, Key Communications, Integrated Medical Services, US HealthData Interchange, Hayes Computer Systems and Clinical MicroSystems as if the acquisitions of these businesses had occurred at the beginning of 1997, including amortization of goodwill, additional interest expense and one-time charges for acquired in-process research and development technology. These pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at that date, or of results which may occur in the future.

                                          Year ended December 31,
                                        --------------------------
                                             1998        1997
Revenues                                $ 44,565,960  $ 34,946,391
Net loss                                $(14,538,825) $(29,462,660)
Basic and diluted net loss
    per share of common stock           $      (0.83) $      (1.86)

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(3) ACQUISITION OF PRESCRIBE TECHNOLOGY

    In June 1997, ProxyMed acquired all rights, title and interest in all copyrights and trademarks related to the technology underlying the PreScribe(TM) pharmacy-physician prescription network from Walgreens Co. Concurrently, Walgreens entered into a network services agreement whereby Walgreens will pay fees to ProxyMed for 12 years (the first three of which are on an exclusive basis) for transactions (as defined) received over the PreScribe network or ProxyMed's existing network, ProxyNet. Such fees are recorded as income in the period the service is rendered. ProxyMed paid Walgreens $2,000,000 at closing, issued a 10-year warrant for 200,000 shares of ProxyMed's common stock exercisable at $9.96 per share (the market price at the date of grant) commencing on the fourth anniversary of the closing date, and will pay $500,000 per year on the first, second and third anniversaries of the agreement. The value of the warrant resulted in a $731,938 credit to additional paid-in capital and was computed using the Black-Scholes model using the following assumptions: risk-free interest rate of 6.45%, expected life of 10 years, expected volatility of 75% and no dividend yield. ProxyMed is amortizing the purchase price over the 12 year term of the services agreement, and is expensing the anniversary payments over the three year term of the payments. In June 1998, ProxyMed made its first anniversary payment under this agreement.

(4) SALE OF DISPENSARY ASSETS

    On March 15, 1995, ProxyMed sold to Eckerd Corporation certain, but not all, of the assets related to ProxyMed's HMO prescription drug dispensing operations for $4,851,481. Of the total purchase price, $2,200,000 was contingent on the amount of prescription business retained by Eckerd through September 30, 1996. Accordingly, ProxyMed initially recorded a loss on the sale, and recognized additional income in 1996 as prescription data was provided by Eckerd. Ultimately, ProxyMed collected the entire purchase price, including the entire contingent amount.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(5) EQUITY SECURITIES

    (a) SALES OF COMMON STOCK - During 1998, private placement sales of common stock totaling 3,013,416 shares were consummated, including 2,063,636 shares to Bellingham Industries Inc., resulting in net proceeds of $29,118,505. Additionally, ProxyMed issued a five-year warrant to Bellingham for the purchase of 100,000 shares of ProxyMed's common stock at $7.56 per share and issued a five-year warrant to an underwriter for the purchase of 94,978 shares of ProxyMed's common stock at $12.10 per share.

        During 1997, private placement sales of common stock totaling 1,625,000 shares were consummated to Bellingham, resulting in net proceeds of $13,391,387.

        In 1996, ProxyMed raised net proceeds of $13,041,309 in an underwritten offering to the public of 3,367,500 shares of common stock at a price of $4.42 per share. As of December 31, 1998, underwriter warrants for the purchase of 181,600 shares of common stock at an exercise price of $5.63 per share remain outstanding through May 7, 2001.

        The value of stock options and warrants issued in connection with the sale of common stock and non-redeemable preferred stock are netted against the proceeds within stockholders' equity, and have no impact on earnings.

    (b) PREFERRED STOCK - In 1995, ProxyMed sold 23.75 units of 9% Series A non-redeemable convertible preferred stock, all of which was subsequently converted to common stock. As of December 31, 1998, underwriter warrants for the purchase of 201,041 shares of common stock at an exercise price of $4.17 per share remain outstanding through June 9, 2000. If the preferred stock had been converted to common stock as of the beginning of 1996, net loss per share would have been $(.34) for 1996.

        ProxyMed has 2,000,000 authorized but unissued shares of preferred stock, par value $.01 per share, which is entitled to rights and preferences to be determined at the discretion of the Board of Directors.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

    (c) OTHER WARRANTS - In connection with a private placement sale of common stock in 1994, warrants are outstanding to the placement agent for the purchase of up to 14,000 shares of common stock at an exercise price of $3.06 per share through August 19, 1999. Additionally, as part a software development agreement with Medical Manager Corp., ProxyMed granted a five-year warrant to Medical Manager for the purchase of 150,000 shares of common stock for $3.50 per share; Medical Manager subsequently sold this warrant to Bellingham in 1998. The compensatory value of the Medical Manager warrant, as well as a warrant for 37,500 shares exercisable at $4.17 per share issued in connection with a license agreement with Blue Cross and Blue Shield of Massachusetts, Inc. and certain other stock options for 12,500 shares issued to two consultants, were charged to expense in 1996 in the amount of $300,172. The weighted average fair value of each compensatory warrant and option was estimated at $1.50 at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.17%, expected life of 5 years, expected volatility of 60.8%, and no dividend yield.

(6) LOAN AGREEMENT

    ProxyMed has a revolving loan agreement with a bank for borrowings of up to $5,000,000. Outstanding borrowings bear interest at the prime rate less 3/4%, are due on demand and are collateralized by U.S. Treasury Notes and certificates of deposit. There were no borrowings outstanding as of December 31, 1998 or 1997.

(7) INVENTORY

    Inventory consists of the following at December 31, 1998 and 1997:

                                                    1998           1997
                                                ------------   -----------
    Materials, supplies and component parts      $1,050,692     $        -
    Work in process                                 129,423              -
    Finished goods                                1,790,095      1,202,431
                                                 ----------     ----------
                                                 $2,970,210     $1,202,431
                                                 ==========     ==========

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(8) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at December 31, 1998 and 1997:

                                                                                 ESTIMATED
                                                   1998              1997       USEFUL LIVES
                                                -----------         ---------   ------------
Furniture, fixtures and equipment               $ 1,427,798         $ 800,240   5 to 7 years
Computer hardware and software                    3,249,782         2,014,293     5 years
Service vehicles                                    145,126                 -     5 years
Leasehold improvements                              559,396           189,908   Life of lease
Revenue earning equipment                           415,344                 -      5 years
                                                   --------         ---------
                                                  5,797,446         3,004,441
Less accumulated depreciation                     1,461,502           681,267
                                                -----------         ---------
       Property and equipment, net              $ 4,335,944        $2,323,174
                                                ===========        ==========

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
                                               ==========   ==========

    Accrued expenses related to acquisitions consists of unpaid amounts for professional fees (legal, accounting and investment banking costs), employee relocation costs, travel costs incurred during the acquisition process, contractual lease obligations for duplicate facilities closed as a result of the acquisition, and similar direct costs of consummating the acquisitions discussed in Note 2. The 1998 amount also includes accrued distributions to the former shareholders of Key Communications for S Corporation income tax obligations as discussed in Note 2. Differences between amounts accrued and amounts subsequently paid have not been significant.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(10) INCOME TAXES

    The significant components of the deferred tax asset account is as follows at December 31, 1998 and 1997:

                                                               1998               1997
                                                          ------------        -----------
Net operating losses - Federal                            $ 13,074,000        $ 8,224,000
Net operating losses - State                                 2,005,000          1,261,000
In-process research and development technology               3,119,000          2,964,000
Other - net                                                    234,000           (125,000)
                                                          ------------        -----------
    Total deferred tax assets                               18,432,000         12,324,000
Less valuation allowance                                   (18,432,000)       (12,324,000)
                                                          ------------        -----------
    Net deferred tax assets                               $          -        $         -
                                                          ============        ===========

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

    The benefit for income taxes differs from the amount computed by applying the statutory federal income tax rate to the net loss reflected on the Consolidated Statements of Operations in each of the three years ended December 31, 1998 due to the following:

          Federal income tax benefit at statutory rate           35.0%
          State income tax benefits                               3.5
          Increase in valuation allowance                       (38.5)
                                                                -----
                                                                    -%
                                                                =====

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(11) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                               YEAR ENDING DECEMBER 31,
                                                                     ----------------------------------------------
                                                                         1998              1997              1996
                                                                  --------------      ------------       ----------
Cash paid for interest                                            $      267,468      $     3,230        $  31,123
                                                                  ==============      ===========        =========

Warrants issued for acquisition of PreScribe technology           $            -      $   731,938        $       -
                                                                  ==============      ===========        =========

Acquisition of businesses:
    Contingent common stock issued for prior year acquisition     $      500,000      $         -        $       -
                                                                  ==============      ===========        =========

    Common stock issued for businesses acquired                   $    5,345,332      $ 2,056,452        $       -
    Debt issued for businesses acquired                                        -        1,649,555                -
    Other acquisition costs accrued                                      328,433        1,131,759                -
    Details of acquisitions:
       Working capital components, other than cash                    (1,378,851)        (688,757)               -
       In-process research and development technology                          -       (8,467,098)               -
       Property and equipment                                         (1,432,331)        (485,517)               -
       Goodwill                                                      (15,226,365)      (4,641,746)               -
       Capitalized software and technology                           (11,000,000)        (473,574)               -
       Notes and loans payable                                         3,429,860            9,375                -
                                                                  --------------           ------        ---------
          Net cash used in acquisitions                           $  (19,933,922)    $ (9,909,551)       $       -
                                                                  ==============     ============        =========

(12) SIGNIFICANT CUSTOMERS

    Approximately 32% and 65% of ProxyMed's revenues for 1998 and 1997, respectively, were from the State of Florida or agencies thereof. Approximately 50% of ProxyMed's revenues for 1996 were from another customer.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(13) STOCK OPTIONS

    ProxyMed has three stock option plans for executives, directors and other key personnel, under which both incentive stock options and non-qualified options may be issued. Under such plans, options to purchase up to 1,237,250 shares of common stock may be granted. Options may be granted at prices equal to the fair market value at the date of grant, except that incentive stock options granted to persons owning more than 10% of the outstanding voting power must be granted at 110% of the fair market value at the date of grant. ProxyMed also has a stock option plan for outside directors under which options to purchase up to 303,000 shares of common stock may be granted at prices and with vesting periods as may be determined by the Board of Directors or the Compensation Committee thereof. In addition, as of December 31, 1998, options for the purchase of 672,700 shares were granted to newly-hired employees. Stock options issued by ProxyMed generally vest within three years, and expire up to ten years from the date granted. Stock option activity was as follows for the three years ended December 31, 1998:

                              Options                     Weighted average
                             available      Options        exercise price
                             for grant     outstanding       of options
                             ---------     -----------    ---------------
 Balance, January 1, 1996      115,875       934,125        $3.73
 Options authorized            532,500             -          -
 Options granted              (875,250)      875,250        $5.20
 Options exercised                   -      (139,601)       $4.22
 Options expired/forfeited    231,124       (231,124)       $4.00
                              --------     ----------
 Balance, December 31, 1996      4,249     1,438,650        $4.59
 Options authorized            457,200             -          -
 Options granted              (291,368)      291,368        $8.51
 Options exercised                   -       (87,900)       $6.22
 Options expired/forfeited           -       (14,000)       $7.04
                              --------     ----------
 Balance, December 31, 1997    170,081     1,628,118        $4.59
 Options authorized            184,500             -          -
 Options granted              (389,000)      389,000        $7.80
 Options exercised                   -      (319,166)       $4.08
 Options expired/forfeited      57,083      (123,583)       $9.50
                              --------     ---------
 Balance, December 31, 1998     22,664     1,574,369        $5.79
                              ========     =========

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

    The following table summarizes information regarding outstanding and exercisable options as of December 31, 1998:


                                         Options Outstanding                                Options Exercisable
                     ---------------------------------------------------------------  -----------------------------------
 Range of exercise      Number       Weighted average remaining    (Weighted average     Number          Weighted average
      prices         outstanding      contractual life (years)       exercise price   exercisable         exercise price
 -----------------   -----------     --------------------------    -----------------  -----------        ----------------
 $3.17 - 5.00           741,500                1.78                        $3.60         741,500                $3.60
 $5.01 - 8.00           617,452                8.12                        $6.95         327,553                $6.91
 $8.01 - 13.63          215,417                3.81                        $9.96          90,093               $10.00
                      ---------                                                        ---------
                      1,574,369                                                        1,159,146
                      =========                                                        =========

    The following table summarizes information regarding options exercisable at of December as of each year:

                                                1998      1997      1996
                                             ---------  ---------  -------
    Number exercisable                       1,159,146  1,213,751  822,234
    Weighted average exercise price            $5.03      $4.40     $4.10

    ProxyMed applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans for options issued to employees. Had compensation cost for such options been recorded based upon the fair value at the grant date consistent with the methodology prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation," ProxyMed's net loss and net loss per share would have been $(12,760,615) and $(0.82) for 1998, $(19,269,832) and $(1.82) for 1997, and
$(3,723,924) and $(.49) for 1996, respectively. The weighted average grant date fair value of options granted ($3.26 in 1998, $3.13 in 1997, and $2.31 in 1996) was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                              1998        1997       1996
                                            --------    --------   ---------
                Risk-free interest rate       5.19%       6.33%      6.08%
                Expected life               8.4 years   5.3 years  7.0 years
                Expected volatility           73.9%       74.7%      65.1%
                Expected dividend yield        0.0%        0.0%       0.0%

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(14) SEGMENT INFORMATION

    In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ProxyMed has classified the following reportable segments which are separately managed: healthcare electronic transaction processing (referred to as EDI below) and communication devices; network engineering services; and prescription drug dispensing. Intersegment sales are not material and there were no foreign sales for any years presented.

                                             1998              1997               1996
                                         ------------       ------------       -----------
Net revenues:
       Healthcare EDI and
         communication devices           $ 22,229,326       $  1,817,122       $ 1,886,007
       Network integration services        13,855,458          7,779,787                 -
       Prescription drug dispensing         1,682,893          1,335,060         1,168,144
                                         ------------       ------------       -----------
                                         $ 37,767,677       $ 10,931,969       $ 3,054,151
                                         ============       ============       ===========
Operating income (loss):
       Healthcare EDI and
         communication devices           $ (7,236,218)      $(11,669,360)      $(1,596,925)
       Network integration services          (539,118)        (3,942,151)                -
       Prescription drug dispensing           (35,452)            18,050            36,063
       Corporate                           (3,870,826)        (3,190,801)       (2,744,431)
                                         ------------       ------------       -----------
                                         $(11,681,614)      $(18,784,262)      $(4,305,293)
                                         ============       ============       ===========

Depreciation and amortization:
       Healthcare EDI and
         communication devices           $  8,369,528       $    873,924       $   209,681
       Network integration services           215,606             69,373                 -
       Prescription drug dispensing            19,414             15,003            12,907
       Corporate                              276,725            120,000           100,000
                                         ------------       ------------       -----------
                                         $  8,881,273       $  1,078,300       $   322,588
                                         ============       ============       ===========

Capital expenditures and capitalized software:
       Healthcare EDI and
         communication devices           $  1,234,321       $  4,297,152       $ 1,106,448
       Network integration services           386,674            155,026                 -
       Prescription drug dispensing             6,303             16,264            10,000
       Corporate                              408,894            100,000           120,000
                                         ------------       ------------       -----------
                                         $  2,036,192       $  4,568,442       $ 1,236,448
                                         ============       ============       ===========

Total assets:
       Healthcare EDI and
         communication devices           $ 36,758,590       $ 12,228,222      $  1,952,686
       Network integration services         4,886,152          2,402,150                 -
       Prescription drug dispensing         1,032,414            996,545           910,685
       Corporate                            6,159,418          3,976,204        12,831,684
                                         ------------       ------------       -----------
                                         $ 48,836,574       $ 19,603,121      $ 15,695,055
                                         ============       ============       ===========

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(15) EMPLOYEE BENEFIT PLANS

    ProxyMed has two 401(k) retirement plans, including one plan which was acquired in its merger with Key Communications, for substantially all employees who meet certain minimum lengths of employment and minimum age requirements. Contributions are made by employees based on up to 15% of their annual compensation. For the plan acquired from Key Communications, ProxyMed makes matching contributions of up to 5% of participant's salary or $1,000, whichever is less. These matching contributions are vested after 5 years of employment. Estimated matching contributions for the period May 1 to December 31, 1998 have been expensed in the amount of $100,000.

(16) COMMITMENTS AND OTHER

    (a) LEASES - ProxyMed leases certain premises, operating and office equipment, and vehicles under operating leases which expire on various dates through 2005. The leases for the premises contain renewal options, and require ProxyMed to pay such costs as property taxes, maintenance and insurance. At December 31, 1998, future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one (net of payments to be received under subleases) are as follows: $1,146,000 in 1999, $869,000 in 2000, $781,000 in 2001,
        $698,000 in 2002, $372,000 in 2003, and $469,000 thereafter.

        ProxyMed's obligations under capital leases are not material. Total rent expense for all operating leases amounted to $1,064,000 in 1998, $372,000 in 1997, and $119,000 in 1996.

    (c) DUE FROM OFFICERS - Included in other assets at December 31, 1998 and 1997 is a demand loan in the amount of $350,000, plus accrued interest at 7-3/4% per annum, due from ProxyMed's chief executive officer. The officer has agreed to collateralize the loan pursuant to pledges of securities, including shares of ProxyMed's common stock, satisfactory to ProxyMed's Board of Directors.

        Additionally, included in stockholder's equity at December 31, 1998, is a promissory note in the amount of $259,800, plus accrued interest at 5% per annum, from another officer. This note is collateralized by 60,000 shares of ProxyMed's common pursuant to a stock pledge agreement.

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

Miami, Florida

                         PROXYMED, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                         Allowance for Doubtful Accounts
                  --------------------------------------------------------------------------------------------
                                                  Additions
                                       -------------------------------------
   Year ended        Balance at           Charged to         Charged to                           Balance at
  December 31,    beginning of period  costs and expenses  other accounts (1)   Deductions (2)   end of period
---------------   -------------------  ------------------  ------------------   --------------   -------------
      1998            $  242,549           368,207            333,579             349,481         $ 594,854
                      ==========          ========            =======             =======         =========

      1997            $   16,712           121,771            138,630              34,564         $ 242,549
                      ==========          ========            =======             =======         =========

      1996            $  106,625             8,105                  -              98,018         $  16,712
                      ==========          ========            =======             =======         =========

(1) Includes amounts acquired through acquisitions
(2) Primarily write-off of bad debts

                                 EXHIBIT INDEX


EXHIBIT                  DESCRIPTION
-------                  -----------

 23        Consent of PricewaterhouseCoopers LLP