Form 10-K/A
period 1998-12-31
PROXYMED INC /FT LAUDERDALE/
filed 1999-07-22
CIK 906337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------


                               AMENDMENT NO. 2 TO
                                  FORM 10-K ON
                                   FORM 10-K/A


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

         The network engineering services segment revenues increased by $6,075,671, or 78%, to $13,855,458 in 1998 from $7,779,787 in 1997. This increase was primarily due to a new agency of the State of Florida which became a new customer in 1998 and a full year of revenue in 1998 as compared to eight months of revenue in 1997, as Hayes Computer Systems was acquired in April 1997. In 1998 and 1997, approximately 87% and 91%, respectively, of the network engineering services revenues were from the State of Florida and its related agencies. Approximately 84% and 81%, in 1998 and 1997, respectively, of this segment's revenues are from sales of hardware and third-party software products.

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

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $7,802,973, or 724%, to $8,881,273 in 1998 from $1,078,300 in 1997. This increase was due to the following: (i) amortization charges for goodwill associated with our acquisitions completed in 1997 and 1998 which are being amortized over three years ($3,971,000); (ii) amortization of purchased technology and capitalized software costs for healthcare electronic transaction processing and communication devices ($3,021,000); (iii) depreciation charges associated with ProxyMed's internal systems and related equipment ($424,000);
(iv) amounts payable to Walgreens associated with the acquisition of PreScribe ($250,000); and (v) amortization charges for other intangibles associated with our acquisitions ($137,000). Goodwill previously recorded from the acquisitions of US HealthData Interchange and Clinical MicroSystems is being amortized on the straight-line method over three years beginning April 1, 1998. Goodwill from these acquisitions was previously being amortized on the straight-line method over 15 years. This change in estimate results in an additional amortization expense of approximately $1,015,000 per year. The decision to change the goodwill amortization periods in fiscal 1998 resulted from changes in the business strategies for Clinical MicroSystems and US HealthData Interchange. Clinical MicroSystems's primary product, ClinScan, is still being sold and supported, but is being de-emphasized in favor of an electronic transaction processing model for the transmission of lab orders and results. For US HealthData Interchange, our subsequent acquisition of Integrated Medical Services resulted in the substitution of Integrated Medical Services' technology platform and transaction processing systems from those of US HealthData Interchange. In both cases, due to these subsequent actions, we reconsidered the original 15 year life for goodwill and deemed it appropriate to change it to a shorter three-year life in recognition of the frequently-changing nature of the technology environment in which we operate.

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

         However, shortly after the acquisition, Microsoft Corporation released its improved email product. Therefore, the decision to complete the Krypton Internet Messaging Server product was temporarily suspended until an assessment of the Microsoft product could be completed. After analyzing the Krypton Internet Messaging Server product and discussing the opportunities for it, ProxyMed decided to complete the Krypton Internet Messaging Server product and expects to have it completed in 1999 and include it in its future web-based product line. Material risks affecting the timely completion and commercialization of the Krypton Internet Messaging Server product include new technologies that make the Krypton Internet Messaging Server technology obsolete or unusable, the availability of programming and design resources to complete the product, the availability of funding necessary to complete the product, the nature of technical issues that are discovered during the development and testing stages, and product acceptance by physicians and other healthcare providers as compared to other products available in the marketplace.

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

         Selling, general and administrative expenses for the healthcare electronic transaction processing and communication devices segment increased by $5,217,656, or 192%, to $7,931,540 in 1997 from selling, general and administrative expenses of $2,713,884 in 1996. The increase resulted from acquisitions of Clinical MicroSystems ($1,550,000) and US HealthData Interchange ($264,000), and internal growth in order to support this core business of ProxyMed. The increase consisted primarily of the following: (i) additional payroll and related costs for sales, product development, customer service, implementation services, technical operations and management personnel ($3,866,000); (ii) additional marketing expenses including attendance at national and local trade shows, print ads, and travel to potential customers ($721,000); (iii) telecommunication costs related to our further development of our ProxyNet network costs including direct connectivity with our strategic partners ($293,000); (iv) consulting fees to various software and business consultants ($160,000); (v) occupancy costs primarily associated with the acquisitions of Clinical MicroSystems and US HealthData Interchange and additional facilities for product development and sales ($105,000); (vi) write-off of certain capitalized software that we determined had no continuing future benefit to its operations as a result of the substitution of new technologies for certain of our prescription electronic transaction processing products and services before the expiration of their useful lives, which we do not expect to have a material effect on our future operating results, liquidity or capital resources ($202,000); (vii) charges related to certain compensatory stock options and warrants issued in 1996, whereas there were no such charges in 1997 (decrease of $300,000); and (viii) net increases in various other selling, general and administrative expenses which were individually less than $100,000 ($171,000).


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


Dated:  July 20, 1999                 PROXYMED, INC.


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

 10.10                     *Amended 1993 Stock Option Plan (incorporated  by reference to Exhibit A of ProxyMed's
                           Proxy Statement for its 1994 Annual Meeting of Shareholders).

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


         The recoverability of goodwill, other intangible assets and other long-lived assets is regularly reviewed by ProxyMed for indications that the carrying value may be impaired or that the useful lives assigned are excessive. In performing such review, goodwill associated with acquisition of the intangible assets is included in the analysis of the impairment of such intangible assets. When indications exist that impairment may have occurred, the carrying values are grouped by segment, and assessed based upon an analysis of estimated future cash flows on an undiscounted basis and before interest charges, or useful lives are changed prospectively. For the healthcare electronic transaction processing and communication devices segment, ProxyMed analyzes expected cash flows for two groupings, financial electronic transaction processing and lab electronic transaction processing. The goodwill and intangible assets associated with the acquisitions of Integrated Medical Services and US HealthData Interchange are included in the financial electronic transaction processing analysis, while the goodwill and intangible assets associated with the Clinical MicroSystems acquisition is included in the lab electronic transaction processing analysis. See Note 2 for information regarding these acquisitions.



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

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(2) BUSINESS COMBINATIONS


    (a) KEY COMMUNICATIONS - On December 31, 1998, ProxyMed merged with Key Communications Service, Inc., a privately-owned company based in New Albany, Indiana. Key Communications is a designer, manufacturer, distributor and servicing company for laboratory results reporting communication products for national, regional and hospital-based laboratories. ProxyMed issued 2,078,106 shares of common stock (for which ProxyMed has agreed to file a registration statement) in exchange for all of Key Communications' capital stock. The transaction has been accounted for as a pooling of interests. Because of a leveraged buyout transaction consummated on April 30, 1998 by the former stockholders of Key, the accounts of Key have been combined with those of ProxyMed commencing May 1, 1998. For the period May 1, 1998 to December 31, 1998, Key Communications had net revenues of $10,439,327 and net income of $1,117,398. Merger related expenses of $426,970 have been included in the statement of operations for 1998. In connection with the merger, certain debt guaranteed by Key Communications' assets was retired, and as a result, $3,015,505 was credited to additional paid-in capital. In addition, distributions of $515,490 have been recorded, representing S Corporation income tax obligations arising from Key Communication's operations prior to the merger.

    (b) INTEGRATED MEDICAL SERVICES - In May 1998, ProxyMed acquired all of the capital stock of WPJ, Inc., d/b/a Integrated Medical Services, a privately-owned company based in Santa Ana, California. Integrated Medical Services provides financial electronic transaction processing services including medical claims, encounters and other financial transactions. The purchase price consisted of $20,620,000 in cash, 481,836 unregistered shares of ProxyMed's common stock which the sellers have agreed not to dispose of until one year after the closing (valued at $5,345,325 after discounting for a block of restricted stock with a one-year holding period), and acquisition-related costs of $328,433. No registration rights for the shares were granted to the sellers. The cash portion of the purchase price was funded through the private placement sale of common stock (see Note 5). The acquisition was accounted for as a purchase, and the purchase price was allocated as follows: net working capital ($497,897); property, equipment and other assets ($373,319); purchased technology ($11,000,000); and long-term liabilities ($227,189). The excess of the consideration paid over the estimated fair value of the net assets acquired in the amount of $14,649,731 was recorded as goodwill.

    (c) USHDI - In November 1997, ProxyMed acquired substantially all of the assets and the business of US HealthData Interchange, Inc. from Avatex Corporation. US HealthData Interchange provides financial electronic transaction processing services including medical claims, encounters and other financial transactions. The purchase price consisted of $4,000,000 in cash paid at closing, and acquisition-related costs of $279,278. The acquisition was accounted for as a purchase, and the purchase price was allocated as follows: net working capital ($324,391); property, equipment and other assets ($71,300); and capitalized software and other intangible assets ($842,918). The excess of the consideration paid over the estimated fair value of the net assets acquired in the amount of $3,040,669 was recorded as goodwill.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


    (d) HAYES COMPUTER SYSTEMS - In April 1997, ProxyMed acquired substantially all the assets and assumed certain specific, but limited liabilities of Hayes Computer Systems, Inc., a privately-owned company located in Tallahassee, Florida. Hayes Computer Systems provides information technology solutions and services to principally the public sector including systems integration services, Internet access services, and client-server software development. The purchase price consisted of $3,147,126 in cash, 388,215 shares of unregistered common stock paid at closing which the seller has agreed not to dispose of until two years after the closing (valued at $1,296,000 after discounting for a block of restricted stock with a two-year holding period), and acquisition-related costs of $616,671. No registration rights for the shares were granted to the seller. The acquisition was accounted for as a purchase, and the purchase price was allocated as follows: net working capital ($226,671); property, equipment and other assets ($412,785); capitalized software ($264,384); long-term liabilities ($11,141); and in-process research and development technology ($4,167,098). In addition, ProxyMed was obligated to pay up to $1,000,000 (at least 50% in cash and the remainder in common stock) in each of the two subsequent 12 month periods upon the achievement of defined operating criteria. Because the fair value of Hayes Computer System's assets exceeded the purchase price at the date of the acquisition, contingent payments earned by the seller will be allocated first to the remaining fair values of long-term assets acquired, with the balance, if any, allocated to goodwill.

        In June 1998, ProxyMed made its first contingent payment which consisted of $500,000 in cash and 30,303 shares of common stock. ProxyMed allocated this contingent payment to the remaining fair values of the long-term assets acquired as follows: $859,830 to in-process research and development technology, $85,617 to property and equipment, and $54,553 to capitalized software. If the 1999 contingent payment is earned, ProxyMed expects that the fair value assigned thereto will be allocated to the long-term assets acquired in a similar manner, including the charge to in-process research and development technology.

    (e) CLINICAL MICROSYSTEMS - In March 1997, ProxyMed acquired substantially all the assets and certain liabilities of Clinical MicroSystems, Inc., a privately-owned company located in Babylon, New York. Clinical MicroSystems was the developer of ClinScan, a physician desktop lab ordering and results posting software. The purchase price consisted of the following: $3,000,000 in cash and 125,786 shares of unregistered common stock which the seller has agreed not to dispose of until two years after the closing (valued at $760,452 after discounting for a block of restricted stock with a two-year holding period) paid at closing, plus $2,000,000 in cash and common stock payable over a three-year period as follows: $750,000, $500,000 and $750,000 in 12, 24 and 36 months following the closing date, respectively (recorded net of interest imputed at the rate of 10.31% per annum), plus acquisition-related costs of $161,845. Each of the future payments will be at least 50% in cash, with the remaining balance, if any, paid in shares of unregistered common stock. No registration rights for the shares were granted to the seller. The acquisition was accounted for as a purchase, and the purchase price was allocated as follows: net working capital ($227,560); property, equipment and other assets ($1,432); capitalized software and other intangible assets ($201,730); and in-process research and development technology ($4,300,000). The excess of the consideration paid over the estimated fair value of the net assets acquired in the amount of $841,130 was recorded as goodwill. In April 1998, ProxyMed paid its first debt payment of $750,000 in cash.

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