Form 10-Q/A
period 1999-03-31
PROXYMED INC /FT LAUDERDALE/
filed 1999-07-22
CIK 906337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               AMENDMENT NO. 2 TO
                                  FORM 10-Q ON
                                   FORM 10-Q/A


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

(2) ACQUISITION OF BUSINESS - In January 1999, ProxyMed acquired the electronic transaction processing business and assets of Specialized Medical Management, Inc. of Dallas, Texas, a provider of healthcare financial electronic transaction processing services primarily in the Southwestern United States for $1,000,000 in cash. Additionally, costs of $74,000 associated with the acquisition were incurred, and 10,000 shares of common stock and warrants to purchase 20,000 shares of

         ProxyMed's common stock at $11.44 (together valued at $181,563) were issued to an unrelated third-party as a finders fee for this transaction. The value of the shares was computed based on the fair market value of the common stock, and the value of the warrant was computed using the Black-Scholes method, subject in both cases to a discount due to restrictions on the marketability of the securities for one year from the date of issuance. The acquisition was accounted for as a purchase, an the purchase price was allocated as follows: net working capital ($206,408), property and equipment ($38,546) and other intangible assets ($107,038). The excess of the consideration paid over the estimated fair value of the net assets acquired in the amount of $903,571 was recorded as goodwill and is being amortized over three years. Pro forma operating results from inclusion of this acquisition are not significantly different from historical results reported.


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


JULY 20, 1999                          /S/ BENNETT MARKS
-------------                              -------------------------------------
    (Date)                                 Bennett Marks
                                           Co-President, Chief Financial
                                           Officer and Principal Accounting
                                           Officer