Form 10-Q
period 1999-06-30
PROXYMED INC /FT LAUDERDALE/
filed 1999-08-13
CIK 906337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1999

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

                          COMMON STOCK, $.001 PAR VALUE
                     18,155,661 SHARES AS OF AUGUST 10, 1999

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

                         PROXYMED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   June 30,       December 31,
                               ASSETS                               1999             1998
                                                                ------------      ------------
Current assets:
     Cash and cash equivalents                                  $  3,788,810      $  4,681,671
     Accounts receivable - trade, net                              6,838,441         6,383,996
     Notes and other receivables                                     231,552           463,894
     Inventory                                                     2,586,303         2,970,210
     Other current assets                                            432,398           254,979
                                                                ------------      ------------
         Total current assets                                     13,877,504        14,754,750
Property and equipment, net                                        4,326,091         4,335,944
Goodwill, net                                                     14,141,832        15,539,821
Purchased technology, capitalized software
     and other intangible assets, net                             11,439,923        13,654,399
Other assets                                                         538,988           551,660
                                                                ------------      ------------

         Total assets                                           $ 44,324,338      $ 48,836,574
                                                                ============      ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                          $    700,643      $    498,453
     Accounts payable and accrued expenses                         6,126,512         6,244,631
     Deferred revenue                                                677,070           447,178
                                                                ------------      ------------
         Total current liabilities                                 7,504,225         7,190,262
     Long-term debt                                                       --           667,193
     Long-term deferred revenue                                      599,997           700,000
                                                                ------------      ------------
         Total liabilities                                         8,104,222         8,557,455
                                                                ------------      ------------

Stockholders' equity:
     Common stock - $.001 par value. Authorized
         50,000,000 shares; issued and outstanding
         18,145,179 and 17,808,172 shares, respectively               18,145            17,808
     Additional paid-in capital                                   86,448,327        82,427,262
     Accumulated deficit                                         (49,986,556)      (41,906,151)
     Note receivable from stockholder                               (259,800)         (259,800)
                                                                ------------      ------------
         Total stockholders' equity                               36,220,116        40,279,119
                                                                ------------      ------------

         Total liabilities and stockholders' equity             $ 44,324,338      $ 48,836,574
                                                                ============      ============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                      ------------------------------      ------------------------------
                                                          1999              1998              1999              1998
                                                      ------------      ------------      ------------      ------------

Revenues:
     Services and license fees                        $  5,772,711      $  4,745,000      $ 10,894,252      $  8,053,681
     Computer systems, prescription drugs
         and other tangible goods                        5,231,628         5,092,055        11,477,397         6,631,290
                                                      ------------      ------------      ------------      ------------
                                                        11,004,339         9,837,055        22,371,649        14,684,971
                                                      ------------      ------------      ------------      ------------

Costs and expenses:
     Cost of services and license fees                     543,550           579,210         1,000,322         1,129,870
     Cost of tangible goods                              3,833,323         3,763,869         8,210,200         4,983,063
     Selling, general and
         administrative expenses                         7,506,888         5,454,803        14,480,825         9,602,851
     Depreciation and amortization                       3,526,888         2,099,569         6,795,784         2,730,242
     In-process research and
         development technology                                 --           859,830                --           859,830
                                                      ------------      ------------      ------------      ------------
                                                        15,410,649        12,757,281        30,487,131        19,305,856
                                                      ------------      ------------      ------------      ------------

         Operating loss                                 (4,406,310)       (2,920,226)       (8,115,482)       (4,620,885)

Interest income (expense)                                   16,311           (10,544)           35,077           (22,502)
                                                      ------------      ------------      ------------      ------------

         Net loss                                     $ (4,389,999)     $ (2,930,770)     $ (8,080,405)     $ (4,643,387)
                                                      ============      ============      ============      ============

Basic and diluted loss per share
     of common stock                                  $       (.25)     $       (.19)     $       (.45)     $       (.34)
                                                      ============      ============      ============      ============

Weighted average common
     shares outstanding                                 17,913,831        15,134,640        17,866,363        13,496,493
                                                      ============      ============      ============      ============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                   ------------------------------
                                                                       1999              1998
                                                                   -------------     ------------
Cash flows from operating activities:
     Net loss                                                      $ (8,080,405)     $ (4,643,387)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
            Depreciation and amortization                             6,795,784         2,730,242
            In-process research and development technology                   --           859,830
            Provision for doubtful accounts                              86,967            96,769
            Changes in assets and liabilities, net of
             effect of acquisitions:
                Accounts and other receivables                          (87,920)       (4,195,687)
                Inventory                                               383,907          (306,361)
                Accounts payable and accrued expenses                  (561,505)       (1,823,657)
                Deferred revenue                                        129,889           316,113
                Other, net                                             (166,779)         (134,538)
                                                                   ------------      ------------
         Net cash used in operating activities                       (1,500,062)       (7,100,676)
                                                                   ------------      ------------

Cash flows from investing activities:
     Acquisition of businesses, net of cash acquired                 (1,000,000)      (20,529,340)
     Acquisition contingency payment                                         --          (500,000)
     Payments for acquisition-related costs                            (450,529)         (424,572)
     Capital expenditures                                              (577,991)         (396,485)
     Capitalized software                                              (196,319)         (274,067)
                                                                   ------------      ------------
         Net cash used in investing activities                       (2,224,839)      (22,124,464)
                                                                   ------------      ------------

Cash flows from financing activities:
     Net proceeds from sale of common stock                           2,940,000        29,011,999
     Proceeds from exercise of stock options and warrants               149,839         1,362,991
     Draw on line of credit                                                  --           325,000
     Payment of note payable and long-term debt                        (257,799)       (1,025,488)
                                                                   ------------      ------------
         Net cash provided by financing activities                    2,832,040        29,674,502
                                                                   ------------      ------------

Net increase (decrease) in cash                                        (892,861)          449,362
Cash and cash equivalents at beginning of period                      4,681,671         3,249,429
                                                                   ------------      ------------
Cash and cash equivalents at end of period                         $  3,788,810      $  3,698,791
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

              The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. Reference is made to ProxyMed's annual report on Form 10-K for the year ended December 31, 1998. As a result of the merger with Key Communication Services, Inc. ("Key") in December 1998, the accounts of Key are included as of May 1, 1998 (due to a leveraged buyout consummated on April 30, 1998 by Key`s shareholders). Certain prior period amounts have been reclassified to conform with the current period presentation.

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

       (C) NET LOSS PER SHARE - Basic loss per share of common stock is computed by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock; however, stock options and warrants totaling 3,209,227 shares and 2,493,596 shares at June 30, 1999 and 1998, respectively, were excluded from the calculation of diluted per share results because their effect was antidilutive.

(2) ACQUISITION OF BUSINESS - In January, 1999, ProxyMed acquired the electronic transaction processing business and assets of Specialized Medical Management, Inc., a provider of healthcare financial electronic transaction processing services primarily in the Southwestern United States, for $1,000,000 in cash. Additionally, costs of $174,000 associated with the acquisition were incurred, and 10,000 shares of unregistered common stock and warrants to purchase 20,000 shares of ProxyMed's common stock at $11.44 (together valued at $181,563) were issued to an unrelated third-party as a finder's fee for this transaction. The value of the shares was computed based on the fair market value of the common stock, and the value of the warrant was computed using the Black-Scholes method, subject in both cases to a discount due to restrictions on the marketability of the securities for one year from the date of issuance. The acquisition was accounted for as a purchase, and the purchase price was allocated as follows: net working capital ($206,408), property and equipment ($38,546) and other intangible assets ($111,060). The excess of the consideration paid over the estimated fair value of the net assets acquired in the amount of $999,549 was recorded as goodwill and is being amortized over three years. Pro forma operating results from this acquisition are not significantly different from historical results reported.

(3) CONTINGENCY PAYMENT - In July, 1999, the Company paid $500,000 and issued 26,846 shares of unregistered common stock to the former owner of Hayes Computer Systems, Inc. ("HCS") for meeting certain operating criteria in the second 12-month period subsequent to the April 1997 acquisition of HCS, as defined in the asset purchase agreement. Recently, in connection with the Company's new initiative to develop proxymed.com, our healthcare portal website, management decided to adopt Microsoft technology for email, and abandoned the Krypton Internet Messaging Server in-process research and development technology acquired in its acquisition of HCS. Accordingly, the contingent payment was recorded as goodwill, and is being amortized through April 30, 2000.

(4) SALE OF COMMON STOCK - On June 10, 1999, the Company sold 250,000 shares of unregistered common stock at $12.00 per share in a private placement, plus five-year warrants for the purchase of an aggregate of 120,000 shares of common stock for $10.00 per share, resulting in net proceeds of $2,940,000 after costs of $60,000. As part of the sale, the Company issued a five-year warrant to the private placement agent for the purchase of 35,000 shares of the Company's common stock at $13.31.

(5)      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                    ------------------------------
                                                                        1999              1998
                                                                    ------------      ------------

Common stock issued for payment of long-term debt                   $    250,000      $         --
                                                                    ============      ============
Acquisition of businesses:
     Contingent common stock issued for prior year acquisition      $    500,000      $    500,000
                                                                    ============      ============

     Common stock and warrants issued for businesses acquired       $    181,563      $  5,345,325
     Other acquisition costs accrued                                     174,000           550,000
     Details of acquisitions:                                                 --
         Working capital components, other than cash                    (206,408)         (386,586)
         Property and equipment                                          (38,546)         (363,540)
         Goodwill                                                       (999,549)      (14,900,729)
         Purchased technology                                                 --       (11,000,000)
         Other intangible assets                                        (111,060)               --
         Loans and notes payable                                              --           226,190
                                                                    ------------      ------------
            Net cash used in acquisitions                           $ (1,000,000)     $(20,529,340)
                                                                    ============      ============

(6) SEGMENT INFORMATION - ProxyMed operates in the following reportable segments which are separately managed: healthcare electronic transaction processing and communication devices, network engineering services, and prescription drug dispensing. Intersegment sales are not material and there were no foreign sales for any periods presented.

                                                           SIX MONTHS ENDED JUNE 30,
                                                         ------------------------------
                                                             1999              1998
                                                         ------------      ------------
Net revenues:
     Healthcare electronic transaction
         processing and communication devices            $ 15,290,749      $  8,512,150
     Network engineering services                           6,071,503         5,411,923
     Prescription drug dispensing                           1,009,397           760,898
                                                         ------------      ------------
                                                         $ 22,371,649      $ 14,684,971
                                                         ============      ============

Operating income (loss):
     Healthcare electronic transaction
         processing and communication devices            $ (4,964,386)     $ (2,043,034)
     Network engineering services                             (19,281)         (864,659)
     Prescription drug dispensing                             (75,801)          (22,949)
     Corporate                                             (3,056,014)       (1,690,243)
                                                         ------------      ------------
                                                         $ (8,115,482)     $ (4,620,885)
                                                         ============      ============

Total assets:
     Healthcare electronic transaction
         processing and communication devices            $ 34,475,055        44,367,461
     Network engineering services                           4,202,559         5,198,739
     Prescription drug dispensing                           1,011,965         1,074,976
     Corporate                                              4,634,759         4,970,069
                                                         ------------      ------------
                                                         $ 44,324,338      $ 55,611,245
                                                         ============      ============

(7) RESOLUTION OF CONTINGENCY - ProxyMed was the defendant in a lawsuit filed April 28, 1999 in the United States District Court, Eastern District of Virginia (Case No. CA2-99-CV-604-A) by Advanced Health Corporation ("AHT"), alleging patent infringement. On May 26, 1999, the lawsuit was settled without any admission of liability. Under the terms of the settlement, the Company received a license for all of AHT's existing and future patents in the electronic prescription writing field and will pay royalties to AHT, which are not expected to be material.

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

     We operate in the following reportable segments which are separately managed: healthcare electronic transaction processing and communication devices, network engineering services, and prescription drug dispensing. Business combinations were consummated during the periods presented and are included in the financial statements after their respective dates of acquisition. Specialized Medical Management, Inc. was acquired by us in January 1999; Key Communications Service, Inc. merged with us in December 1998 (accounts of Key Communications are included as of May 1, 1998 due to a leveraged buy-out consummated on April 30, 1998 by Key Communications' shareholders); and Integrated Medical Systems was acquired in May 1998. These entities are reportable under the healthcare electronic transaction processing and communication devices segment.

     In May 1999, we announced and commenced the development of proxymed.com, a healthcare portal website aimed at increasing connectivity through the use of the internet. Proxymed.com will offer a secure, single access point through the web for all connectivity needs of physicians and other healthcare providers. It will also facilitate healthcare e-commerce services, information and provider directories. Microsoft Corporation and Renaissance Interactive, Inc. are currently working with us to complete the design and development of this healthcare portal website. Proxymed.com will integrate our existing desktop products into a single internet-based solution for healthcare providers, and we will host and manage proxymed.com upon its planned introduction in September 1999. Proxymed.com is reportable under the healthcare electronic transaction processing and communication devices segment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     NET REVENUES. Consolidated net revenue for the three months ended June 30, 1999 increased by $1,167,284, or 12%, to $11,004,339 from consolidated net revenue of $9,837,055 for the three months ended June 30, 1998. Of this increase, revenues from our healthcare electronic transaction processing and communication devices segment increased by $2,132,000 over the 1998 period primarily due to the net effect of: (i) increases from our acquisitions of Key Communications, Specialized Medical Management and Integrated Medical Systems ($3,459,000), which were all consummated during or subsequent to the 1998 period, (ii) decreases from the sales of non-exclusive source code licenses for our clinical software products ($1,115,000), (iii) increases from network connectivity fees received from a pharmacy ($200,000), and (iv) decreases in sales of ClinScan(R), our laboratory ordering and results reporting software system ($360,000). Additionally, our network engineering services segment revenue decreased by $1,069,000 due to customers purchasing earlier in 1999, and our drug dispensing segment revenue increased by $105,000, compared to the 1998 period, due to new customers.

     COST OF SALES AND GROSS PROFIT MARGIN. Cost of services and license fees includes labor and travel costs, third-party support arrangements, third-party electronic transaction processing costs and internet-related communication fees. Cost of sales for computer systems, prescription drugs and other tangible goods includes hardware, third-party software, prescription and non-prescription drugs and dispensing supplies, manufactured goods and direct labor and consumable materials used in contract manufacturing.

     Consolidated gross profit margin for the three months ended June 30, 1999 was 60% compared to 56% for the three months ended June 30, 1998. This increase is primarily due to the impact of lower sales in our network engineering services segment, which typically carries lower gross profit margins due to hardware sales. The gross margin in our healthcare electronic transaction processing and communication devices segment was 74% in the 1999 period compared to 78% in the 1998 period; this decrease was primarily due to the favorable impact in the 1998 period from higher sales of non-exclusive clinical source code software licenses. The gross profit margin in our network engineering services segment was 27% in the 1999 period and was comparable to 25% in the 1998 period. The gross profit margin in our drug dispensing segment was 23% in the 1999 period compared to 30% in the 1998 period; this decrease is primarily due to an adjustment of $36,500 from a physical inventory.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses for the three months ended June 30, 1999 increased by $2,052,085, or 38%, to $7,506,888 from consolidated SG&A expenses of $5,454,803 for the three months ended June 30, 1998. Of this increase, SG&A expenses from our healthcare electronic transaction processing and communication devices segment increased by $1,328,000 over the 1998 period due to the net effect of (i) increases in

SG&A from our acquisitions of Key Communications, Specialized Medical Management and Integrated Medical Systems ($1,567,000), all of which were acquired during or subsequent to the 1998 period, (ii) development expenses related to proxymed.com ($199,000), and (iii) net decreases of $438,000 from existing segment operations in payroll, facility and telecommunication costs due to consolidation of our operations. In addition, our corporate SG&A expenses increased primarily for payroll, marketing, and facility and telecommunication costs to support our growth ($508,000), and charges related to the settlement of litigation and activities associated with our announced engagement of Salomon Smith Barney to help us evaluate our strategic alternatives ($282,000). SG&A expenses in our network engineering services segment decreased by a net of $102,000 primarily due to reductions in payroll costs partially offset by increased selling expenses; while SG&A expenses in our drug dispensing segment increased by $36,000 primarily due to increased payroll costs and uncollectible accounts receivable.

     DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expense increased $1,427,319, or 68%, to $3,526,888 for the three months ended June 30, 1999 from $2,099,569 for the three months ended June 30, 1998. This increase was primarily due to amortization charges for goodwill and other intangible assets associated with our recent acquisitions.

     IN-PROCESS RESEARCH AND DEVELOPMENT TECHNOLOGY. As a result of a contingent payment made to the former owner of Hayes Computer Systems in 1998, we recorded a charge of $859,830 in 1998 related to the expensing of in-process research and development technology. Recently, in connection with our new initiative to develop proxymed.com, management decided to adopt Microsoft technology for email and abandoned the Krypton Internet Messaging Server in-process research and development technology acquired in its acquisition of Hayes Computer Systems. Accordingly, the 1999 contingent payment was recorded as goodwill, and is being amortized through April 30, 2000.

     INTEREST, NET. The change in net interest was not significant.

     NET LOSS. As a result of the foregoing, we recorded a net loss of $4,389,999 for the three months ended June 30, 1999, as compared to a net loss of $2,930,770 for the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     NET REVENUES. Consolidated net revenues for the six months ended June 30, 1999 increased by $7,686,678, or 52%, to $22,371,649 from consolidated net revenues of $14,684,971 for the six months ended June 30, 1998. Of this increase, revenues from our healthcare electronic transaction processing and communication devices segment increased by $6,779,000 over the 1998 period primarily due to the net effect of: (i) increases from our acquisitions of Key Communications, Specialized Medical Management and Integrated Medical Systems ($10,209,000), which were all consummated during or subsequent to the 1998 period, (ii) decreases from the sales of non-exclusive source code licenses for our clinical software products ($2,616,000), (iii) increases from network connectivity fees received from a pharmacy ($200,000), and (iv) decreases in sales of ClinScan, our laboratory ordering and results reporting software system ($653,000). Additionally, due to increases in sales volume, both our network engineering services segment revenues increased by $660,000, and our drug dispensing segment revenue increased by $249,000, over the 1998 period.

     COST OF SALES AND GROSS PROFIT MARGIN. Cost of services and license fees includes labor and travel costs, third-party support arrangements, third-party electronic transaction processing costs and internet related communication fees. Cost of sales for computer systems, prescription drugs and other tangible goods includes hardware, third-party software, prescription and non-prescription drugs and dispensing supplies, manufactured goods and direct labor and consumable materials used in contract manufacturing.

     Consolidated gross profit margin for the six months ended June 30, 1999 was 59% and was comparable to 58% for the six months ended June 30, 1998. The gross margin in our healthcare electronic transaction processing and communication devices segment was 74% in the 1999 period compared to 80% in the 1998 period; this decrease was primarily due to the favorable impact in the 1998 period from higher sales of non-exclusive clinical source code software licenses. The gross profit margin in our network engineering services segment was 27% in the 1999 period and was comparable to 28% in the 1998 period. The gross profit margin in our drug dispensing segment was 27% in the 1999 period compared to 32% in the 1998 period; this decrease is primarily due to an adjustment of $36,500 from a physical inventory.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses for the six months ended June 30, 1999 increased by $4,877,974, or 51%, to $14,480,825 from consolidated SG&A expenses of $9,602,851 for the six months ended June 30, 1998. Of this increase, SG&A expenses from our healthcare electronic transaction processing and communication devices segment increased by $3,585,000 over the 1998 period due to the net effect of (i) increases in SG&A from our acquisitions of Key Communications, Specialized Medical Management and Integrated Medical Systems ($4,702,000), all of which were acquired during or subsequent to the 1998 period, (ii) development expenses related to proxymed.com ($199,000), and (iii) net decreases of $1,316,000 from existing segment operations in payroll, facility and telecommunication costs due to consolidation of our operations. In addition, our corporate SG&A expenses increased primarily for payroll, marketing, and facility and telecommunication costs to support our growth ($1,066,000), and charges related to the settlement of litigation and activities associated with our announced engagement of Salomon Smith Barney to help us evaluate our strategic alternatives ($282,000). SG&A expenses in our network engineering services segment decreased by a net of $139,000 primarily due to reductions in payroll costs partially offset by increased selling expenses; while SG&A expenses in our drug dispensing segment increased by $84,000 primarily due to additional payroll costs and uncollectible accounts receivable.

     DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expense increased $4,065,542, or 149%, to $6,795,784 for the six months ended June 30,

1999 from $2,730,242 for the six months ended June 30, 1998. This increase was primarily due to amortization charges for goodwill and other intangible assets associated with our recent acquisitions.

     IN-PROCESS RESEARCH AND DEVELOPMENT TECHNOLOGY. As a result of a contingent payment made to the former owner of Hayes Computer Systems in 1998, we recorded a charge of $859,830 in 1998 related to the expensing of in-process research and development technology. Recently, in connection with our new initiative to develop proxymed.com, management decided to adopt Microsoft technology for email, and abandoned the Krypton Internet Messaging Server in-process research and development technology acquired in its acquisition of Hayes Computer Systems. Accordingly, the 1999 contingent payment was recorded as goodwill, and is being amortized through April 30, 2000.

     INTEREST, NET. The change in net interest was not significant.

     NET LOSS. As a result of the foregoing, we recorded a net loss of $8,080,405 for the six months ended June 30, 1999, as compared to a net loss of $4,643,387 for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     In the six month period ended June 30, 1999, cash used in operating activities totaled $1,500,062. This was primarily due to our net loss partially offset by depreciation and amortization charges. In January 1999, we purchased the healthcare electronic transaction processing assets of Specialized Medical Management for $1,000,000 in cash. Additionally, we spent approximately $774,000 for fixed assets and capitalized software development costs, $451,000 for acquisition-related costs, and paid $250,000 in cash and issued 25,000 shares of common stock for our debt obligation to the former owner of Clinical MicroSystems, Inc. These activities were financed through available cash resources, a private placement sale of 250,000 shares of our common stock resulting in net proceeds of $2,940,000, and $149,839 in proceeds from the exercise of stock options and warrants. After these expenditures and sales of equity, we had cash and cash equivalents totaling $3,788,810 as of June 30, 1999.

     These available funds continue to be used for operations, the further development and marketing of our products and services (including proxymed.com, our recently announced healthcare portal website), equipment and other general corporate purposes. In July 1999, as a result of the attainment of certain specified operating criteria, we issued 26,846 shares of common stock and paid $500,000 in cash in final payment for the Hayes Computer System acquisition. Furthermore, as a result of acquisitions made in 1997, we are obligated to pay $750,000 in April 2000 to the former owner of Clinical Microsystems, and $500,000 to the former owner of PreScribe. The Clinical MicroSystems payment may be made at least 50% in cash and the balance, if any, in common stock. In addition, we are continuously evaluating acquisition opportunities and other strategic alternatives that add synergies to our product offerings and business strategy.

     In general, we believe that the long-term effects of our various acquisitions will be accretive to our operating results and our liquidity. While no assurances can be given that revenue synergies will occur, we expect that there will be opportunities to increase revenues by cross-selling products and services to the customers of the acquired entities, as well as revenue opportunities from the development of new services from our product development efforts, including proxymed.com. In addition, we expect to experience cost reduction synergies from the operations that have been or are planned to be combined. These savings will occur primarily from elimination of facilities, duplicate personnel in the areas of network operations, management and customer service, duplicate marketing efforts and other general and administrative costs. For example, we believe cost reductions have been achieved, or will be achieved, from the following measures. The electronic transaction processing operations relating to the acquisitions of Integrated Medical Systems, US HealthData Interchange, Inc. and Specialized Medical Management have been merged into one location. The lab operations relating to the Clinical MicroSystems products and the Key Communications operations have been merged together. The PreScribe technology has been merged with our pre-existing prescription electronic transaction processing products. Hayes Computer Systems will continue to be operated from its existing location as a separate segment, but we plan to operate the proxymed.com network operations from this location. However, on a short-term basis, we generally incur additional expenses resulting from our acquisitions due to stay-pay incentives during the transition period and moving costs for employees that are retained. We do not expect our interest costs to increase as a result of our acquisitions, as most of the financing for the acquisitions resulted from issuances of our equity securities, and debt carried by the acquired entities was paid off. While amortization of goodwill and other intangible assets from our acquisitions will not affect our future cash outflows, we expect that such acquisition-related charges will approximate $3,100,000 per quarter through the first quarter of 2000 and then decrease to $2,800,000 per quarter through the second quarter of 2001.

     In July 1999, we signed an accounts receivable-based revolving line of credit agreement of up to $5,000,000. Borrowings are based on 85% of eligible accounts receivable, repayable on July 31, 2000, collateralized by a lien on all of our assets, and bear interest at the prime rate plus 2% payable monthly. In July 1999, we borrowed $1,000,000 from this credit facility. In connection with this new credit facility, we have let an existing credit facility expire. Under that facility, we were able to borrow up to $5,000,000, subject to availability of collateral which consisted of certificates of deposit and U.S. Treasury Notes.

     At the current time, we do not have any material commitments for capital expenditures. However, our capital spending will increase over the next several quarters as the infrastructure for proxymed.com is completed. Although these expenditures are not expected to have a significant impact on our financial position, we may seek additional financing for these expenditures.

     The ratio of current assets to current liabilities was 1.8 times at June 30, 1999 and 2.1 times at December 31, 1998. This decrease is primarily due to our use of cash for operations, the acquisition of Specialized Medical Management and capital expenditures as described above. For the periods ended June 30, 1999 and 1998, accounts receivable turnover for us was 6.3 times in the 1999 period and is comparable to 5.9 times in the 1998 period. Our inventory turnover was 6.9 times in the 1999 period compared to 5.0 times in the 1998 period and is attributable to higher inventory turnover at Key Communications and in our network engineering services segment.

     We expect to continue to incur negative net cash flow from operations until we begin receiving higher levels of revenues from our healthcare electronic transaction processing and communication devices segment and/or from cash generated by our network engineering services segment. Management is committed to the strategy of investing funds in further marketing and development of our products and services, specifically for proxymed.com, our healthcare web portal, which eventually will integrate our existing desktop products into a single internet-based solution. We may also pursue additional acquisitions which are deemed to be in accordance with our business strategy. All of these plans may require additional equity or debt financing. We believe that we have to access sources of cash to continue to fund our operating needs, our research and development activities, our acquisition obligations and our strategic needs. In the recent past, we have raised cash to fund our operations and pay for acquisitions from the private placement sales of our common stock. We believe that we can continue to finance our short-term cash needs in this manner as well as utilize our asset-based debt financing. However, we are currently evaluating the long-term cash needs of proxymed.com, and we may require cash through the public equity markets.

FUTURE OUTLOOK

     We continue to grow through concentration on our core healthcare electronic transaction processing and communication devices segment, our business relationships, our strategic acquisitions and other plans (such as proxynet.com) to increase the usage of our healthcare information technology products and services to achieve requisite economies of scale. Over the last several quarters, we have successfully reduced our operating losses before non-cash charges. Such non-cash charges are significant and result primarily from amortization expenses related to our acquisitions. However, with the announced development, marketing and implementation of proxymed.com, we anticipate that our operating losses may grow until we generate sufficient recurring revenues from our products and services to cover the total of our cash and non-cash expenses. There can be no assurance that we will realize an adequate level of recurring revenues from the sale of our products and services, or that revenues from our operations or those of our recently acquired businesses and any future acquisitions will ultimately result in achievement of profitability.

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

     PRODUCTS AND SERVICES. With respect to our products and services, we met our expected completion date of June 1999 for distribution of remediated proprietary laboratory, financial, and prescription software applications. Remediation of our financial and clinical networks is expected to be completed and Year 2000 ready by the end of the fourth quarter of 1999. All new software application releases are being prepared in accordance with our Year 2000 readiness standards.

     Concurrently, we have contacted all third party vendors whose proprietary tools and library products are incorporated into our products in order to determine their respective Year 2000 readiness status. Certain of those third parties have required actions to be taken by us. Such actions have been performed in accordance with instructions provided by the vendor. If for any reason certain of these vendors will not be Year 2000 Ready in accordance with our needs, we will address these issues in our Contingency Plan.

     Finally, we have contacted our customers to inform them of our Year 2000 readiness status. Updates to that information are posted on our website.

     ACQUISITIONS. The Committee is also responsible for identifying Year 2000 issues that may be present in acquisition candidates, as Year 2000 compliance is a factor in determining the suitability of an acquisition. Recent acquisitions have included representations from the sellers regarding Year 2000 compliance so that we may have recourse in the event that unforeseen Year 2000 issues arise.

     Based on representations made at time of our merger with Key
Communications, we believe that Key Communications' products and services will operate satisfactorily in a Year 2000 environment. We have completed the assessment, remediation and validation phases of their products and services to verify those representations, and based on procedures performed to date, we do not expect additional actions to be required.

     Concerning our acquisition of Specialized Medical Management, we have identified three potential Year 2000 issues. First, all of Specialized Medical Management's customers require a software upgrade. We are in the process of replacing their software with our Year 2000-ready products and expect that this will be completed by November 1999. Second, Specialized Medical Management's financial transactions network is being combined with our existing financial transactions network, which is Year 2000 compliant, by November 1999. Third, certain financial transaction services currently provided to a certain payer will either be remediated or we will purchase a replacement.

     INTERNAL SYSTEMS, VENDORS AND SUPPLIERS. We are continuing with the assessment and remediation phases with respect to our internal administrative systems. Risk assessment is being evaluated on all documentation received from our vendors, suppliers, and clinical and financial transaction processing partners. Final attempts to contact unresponsive requests will be completed by the end of August 1999, and alternatives will be explored on an as-needed basis by the end of October 1999. Again, if for any reason, certain of these vendors will not be Year 2000 Ready in accordance with our needs, we will address these issues in our Contingency Plan.

     COSTS. Since the formation of the Year 2000 Committee in September 1998, we have spent approximately $118,000, through July 31, 1999, primarily for personnel costs. The total estimated budget for expenditures directly related to our Year 2000 effort is approximately $500,000. The budget includes staffing costs for employees hired specifically to address Year 2000 issues; however, it does not include the internal staff costs incurred or to be incurred as these costs are considered part of the normal release structure of our products. The estimated budget also includes hardware upgrade costs, much of which would have been incurred in our normal equipment replacement plans. As such, anticipated total spending for the Year 2000 effort is not expected to have a significant impact on our ongoing results of operations.

     CONTINGENCY PLAN. While some "worst case scenarios" are associated with risks outside our control (including power and communications), we have started assessing those scenarios within our control. The Year 2000 Committee has identified the major areas of concern to be the handling of data formatting and transmitting compliant data, and our customers' usage of our software products. To deal with some of these concerns, we have informed our financial network users of the availability of an algorithm to allow those with non-compliant formats to continue transmitting to payers in a Year 2000 compatible format. Our customer support departments are currently developing policies and procedures and mock testing scenarios to assist our hardware and software customers with Year 2000 related issues. While the development is ongoing, a permanent plan for Year 2000 readiness is expected to be completed by the end of the third quarter of 1999.

     We expect that by the fourth quarter 1999, we will have a documented business continuity plan to cover all aspects of our customer and internal concerns, including our products and services, alternative vendors/suppliers, backup power sources and staffing issues to assure coverage immediately before and after the millennium. However, due to the general uncertainty inherent in the Year 2000 issue, there can be no assurance that all Year 2000 problems will be foreseen and corrected on a timely basis.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This document contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include assumptions, beliefs and opinions relating to ProxyMed's growth strategy based upon ProxyMed's interpretation and analysis of healthcare industry trends, and management's ability to successfully develop, implement, market and sell its network transaction processing services, software programs, clinical and financial transaction services, and e-commerce systems to physicians and other healthcare providers. This strategy assumes that ProxyMed will be able to successfully develop and execute its strategic relationships, especially with the providers of healthcare information systems, with pharmacy chains and independent pharmacy owners, and with clinical medical laboratories. Many known and unknown risks, uncertainties and other factors, including general economic conditions and risk factors detailed from time to time in ProxyMed's Securities and Exchange Commission filings, may cause these forward-looking statements to be incorrect and may cause actual results to be materially different from any future results expressed or implied by these assumptions, opinions and beliefs. ProxyMed expressly disclaims any intent or obligation to update any forward-looking statements.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         As previously reported on Form 10-Q for the period ended March 31, 1999, ProxyMed was the defendant in a lawsuit filed April 28, 1999 in the United States District Court, Eastern District of Virginia (Case No. CA2-99-CV-604-A) by AHT, alleging patent infringement. On May 26, 1999, the lawsuit was settled without any admission of liability. Under the terms of the agreement, we received a license for all of AHT's existing and future patents in the electronic prescription writing field and will pay royalties to AHT, which are not expected to be material.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) On June 10, 1999, the Company sold 250,000 shares of unregistered common stock at $12.00 per share in a private placement, plus five-year for the purchase of an aggregate of 120,000 shares of the Company's common stock at $10.00 per share, resulting in net proceeds of $2,940,000. Commonwealth Associates represented the Company as private placement agent in the transaction for which it received a five-year warrant for the purchase of 35,000 shares of the Company's common stock at $13.31 per share. Other costs of the transaction aggregated approximately $60,000. Proceeds from this offering are being used for general working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting held on June 28, 1999, the shareholders approved the following resolutions:

     - ELECTION OF DIRECTORS. The following persons were elected to serve on the Board of Directors until the next annual meeting of the shareholders or until the election and qualification of their respective successors: Harold S. Blue, John Paul Guinan, Bennett Marks, Kevin E. Moley, Bertram J. Polan, Peter A. A. Saunders and Eugene R. Terry. The total number of votes cast for directors was 14,114,132, and each director received between 14,104,201 and 14,105,201 votes in favor and between 8,931 and 9,931 votes withheld.

     - ADOPTION OF THE PROPOSED 1999 STOCK OPTION PLAN. The total number of votes cast for this proposal, which provides for the issuance of up to 350,000 of common stock upon the exercise of options by our employees, officers and directors effective June 28, 1999, was 14,114,132. Of these votes, 13,991,925 were in favor, 97,220 were against, and 24,987 abstained (including broker non-votes).

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  27 -         Financial Data Schedule.

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PROXYMED, INC.
                                          (Registrant)

AUGUST 13, 1999                           /S/ BENNETT MARKS
---------------                           ----------------------------------
    (Date)                                Bennett Marks
                                          Co-President, Chief Financial
                                           Officer and Principal Accounting
                                           Officer

                                 EXHIBIT INDEX

EXHIBIT                  DESCRIPTION
-------                  -----------

  27                Financial Data Schedule