Form 10-Q
period 1999-09-30
PROXYMED INC /FT LAUDERDALE/
filed 1999-11-12
CIK 906337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________________ to _______________________

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

                          COMMON STOCK, $.001 PAR VALUE
                    18,193,102 SHARES AS OF NOVEMBER 9, 1999

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

                         PROXYMED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             SEPTEMBER 30,       DECEMBER 31,
                               ASSETS                             1999               1998
                                                             ------------        ------------
Current assets:
     Cash and cash equivalents                               $  2,243,656        $  4,681,671
     Accounts receivable - trade, net                           6,780,657           6,383,996
     Notes and other receivables                                  165,082             463,894
     Inventory                                                  3,112,787           2,970,210
     Other current assets                                         608,576             254,979
                                                             ------------        ------------
        Total current assets                                   12,910,758          14,754,750
Property and equipment, net                                     5,042,001           4,335,944
Goodwill, net                                                  12,238,057          15,539,821
Purchased technology, capitalized software
     and other intangible assets, net                          10,586,774          13,654,399
Other assets                                                      488,617             551,660
                                                             ------------        ------------
        Total assets                                         $ 41,266,207        $ 48,836,574
                                                             ============        ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable                                            $  3,000,000        $         --
     Current portion of long-term debt                            718,120             498,453
     Accounts payable and accrued expenses                      5,616,926           6,244,631
     Deferred revenue                                             613,888             447,178
                                                             ------------        ------------
        Total current liabilities                               9,948,934           7,190,262
     Long-term debt                                                    --             667,193
     Long-term deferred revenue                                   549,996             700,000
                                                             ------------        ------------
        Total liabilities                                      10,498,930           8,557,455
                                                             ------------        ------------
Stockholders' equity:
     Common stock - $.001 par value. Authorized
        50,000,000 shares; issued and outstanding
        18,171,307 and 17,808,172 shares, respectively             18,171              17,808
     Additional paid-in capital                                86,539,517          82,427,262
     Accumulated deficit                                      (55,530,611)        (41,906,151)
     Note receivable from stockholder                            (259,800)           (259,800)
                                                             ------------        ------------
        Total stockholders' equity                             30,767,277          40,279,119
                                                             ------------        ------------
        Total liabilities and stockholders' equity           $ 41,266,207        $ 48,836,574
                                                             ============        ============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------         -------------------------------
                                                    1999                 1998               1999                1998
                                                ------------        ------------        ------------        ------------
Revenues:
     Services and license fees                  $  5,154,922        $  5,700,937        $ 16,049,174        $ 13,754,618
     Computer systems, prescription drugs
         and other tangible goods                  5,316,845           6,000,744          16,794,241          12,632,034
                                                ------------        ------------        ------------        ------------
                                                  10,471,767          11,701,681          32,843,415          26,386,652
                                                ------------        ------------        ------------        ------------
Costs and expenses:
     Cost of services and license fees               682,382             483,249           1,682,705           1,613,119
     Cost of tangible goods                        4,027,358           4,653,247          12,237,557           9,636,310
     Selling, general and
         administrative expenses                   7,612,201           6,626,156          22,093,025          16,229,007
     Depreciation and amortization                 3,671,723           3,273,224          10,467,507           6,003,466
     In-process research and
         development technology                           --                  --                  --             859,830
                                                ------------        ------------        ------------        ------------
                                                  15,993,664          15,035,876          46,480,794          34,341,732
                                                ------------        ------------        ------------        ------------
         Operating loss                           (5,521,897)         (3,334,195)        (13,637,379)         (7,955,080)

Interest income (expense), net                       (22,159)            (55,200)             12,919             (77,702)
                                                ------------        ------------        ------------        ------------
         Net loss                               $ (5,544,056)       $ (3,389,395)       $(13,624,460)       $ (8,032,782)
                                                ============        ============        ============        ============
Basic and diluted loss per share
     of common stock                            $       (.31)       $       (.19)       $       (.76)       $       (.54)
                                                ============        ============        ============        ============
Weighted average common
     shares outstanding                           18,159,063          17,755,121          17,963,929          14,922,470
                                                ============        ============        ============        ============


See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                 --------------------------------
                                                                      1999               1998
                                                                 ------------        ------------
Cash flows from operating activities:
     Net loss                                                    $(13,624,460)       $ (8,032,782)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
            Depreciation and amortization                          10,467,507           6,003,466
            In-process research and development technology                 --             859,830
            Provision for doubtful accounts                           192,145             223,902
            Changes in assets and liabilities, net of
               effect of acquisitions:
                Accounts and other receivables                         (7,853)         (2,306,754)
                Inventory                                            (142,577)         (1,135,660)
                Prepaid expenses                                     (260,112)             15,098
                Accounts payable and accrued expenses                (626,422)         (1,372,463)
                Deferred revenue                                       16,706           1,264,379
                Other, net                                            (90,125)              9,773
                                                                 ------------        ------------
         Net cash used in operating activities                     (4,075,191)         (4,471,211)
                                                                 ------------        ------------
Cash flows from investing activities:
     Acquisition of businesses, net of cash acquired               (1,000,000)        (20,529,340)
     Acquisition contingency payment                                 (500,000)           (500,000)
     Payments for acquisition-related costs                          (506,060)           (458,331)
     Capital expenditures                                          (1,648,899)           (963,655)
     Capitalized software                                            (631,121)           (456,184)
                                                                 ------------        ------------
         Net cash used in investing activities                     (4,286,080)        (22,907,510)
                                                                 ------------        ------------
Cash flows from financing activities:
     Net proceeds from sale of common stock                         2,940,000          29,011,999
     Proceeds from exercise of stock options and warrants             241,055           1,365,929
     Draw on line of credit                                         3,000,000             475,000
     Payment of note payable and long-term debt                      (257,799)         (1,065,662)
                                                                 ------------        ------------
         Net cash provided by financing activities                  5,923,256          29,787,266
                                                                 ------------        ------------

Net increase (decrease) in cash                                    (2,438,015)          2,408,545
Cash and cash equivalents at beginning of period                    4,681,671           3,249,429
                                                                 ------------        ------------
Cash and cash equivalents at end of period                       $  2,243,656        $  5,657,974
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

         The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. Reference is made to ProxyMed's annual report on Form 10-K for the year ended December 31, 1998. As a result of the merger with Key Communications Service, Inc. ("Key") in December 1998, the accounts of Key are included as of May 1, 1998 (due to a leveraged buyout consummated on April 30, 1998 by Key`s shareholders). Certain prior period amounts have been reclassified to conform with the current period presentation.

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

     (c) NET LOSS PER SHARE - Basic loss per share of common stock is computed by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock; however, stock options and warrants totaling 3,549,480 shares and 2,750,762 shares at September 30, 1999 and 1998, respectively, were excluded from the calculation of diluted per share results because their effect was antidilutive.

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

(3) CONTINGENCY PAYMENT - In July 1999, the Company paid $500,000 and issued 26,846 shares of unregistered common stock to the former owner of Hayes Computer Systems, Inc. ("HCS") for meeting certain operating criteria in the second 12-month period subsequent to the April 1997 acquisition of HCS, as defined in the asset purchase agreement. Recently, in connection with the Company's new initiative to develop proxyMed.com, our healthcare portal website, management decided to adopt Microsoft technology for email, and abandoned the Krypton Internet Messaging Server in-process research and development technology acquired in its acquisition of HCS. Accordingly, the contingent payment was recorded as goodwill, and is being amortized through April 30, 2000.

(4) SALE OF COMMON STOCK - In June 1999, the Company sold 250,000 shares of unregistered common stock at $12.00 per share in a private placement, plus five-year warrants for the purchase of an aggregate of 120,000 shares of common stock for $10.00 per share, resulting in net proceeds of $2,940,000 after costs of $60,000. As part of the sale, the Company issued a five-year warrant to the private placement agent for the purchase of 35,000 shares of the Company's common stock at $13.31 per share.

(5)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     --------------------------------
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

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------
                                                        1999                1998
                                                    ------------        ------------
Net revenues:
     Healthcare electronic transaction
         processing and communication devices       $ 22,579,659        $ 15,959,254
     Network engineering services                      8,653,286           9,227,241
     Prescription drug dispensing                      1,610,470           1,200,157
                                                    ------------        ------------
                                                    $ 32,843,415        $ 26,386,652
                                                    ============        ============
Operating loss:
     Healthcare electronic transaction
         processing and communication devices       $ (8,883,684)       $ (4,540,286)
     Network engineering services                       (372,421)           (855,927)
     Prescription drug dispensing                        (94,799)            (29,554)
     Corporate                                        (4,286,475)         (2,529,313)
                                                    ------------        ------------
                                                    $(13,637,379)       $ (7,955,080)
                                                    ============        ============
Total assets:
     Healthcare electronic transaction
         processing and communication devices       $ 32,441,618        $ 39,862,793
     Network engineering services                      3,777,896           5,566,310
     Prescription drug dispensing                      1,080,171           1,019,280
     Corporate                                         3,966,522           6,922,184
                                                    ------------        ------------
                                                    $ 41,266,207        $ 53,370,567
                                                    ============        ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         ProxyMed is a healthcare information services company providing financial and clinical electronic transaction processing services and healthcare technology software products to physicians and other healthcare providers such as nursing homes, pharmacies, commercial and hospital laboratories, insurance companies and managed care organizations. In addition, we derive revenues from network engineering services and related computer hardware sales principally to state government agencies, internet access services, sales and leasing of computer peripheral equipment to various healthcare and non-healthcare customers, contract manufacturing of circuit boards to non-healthcare customers, and the dispensing of prescription drugs to patients who are residing in long-term care facilities. Our products and services are provided from our four principal operating facilities located in Fort Lauderdale and Tallahassee, Florida; Santa Ana, California; and New Albany, Indiana.

         We operate in the following reportable segments which are separately managed: healthcare electronic transaction processing and communication devices, network engineering services, and prescription drug dispensing. Business combinations were consummated during the periods presented and are included in the financial statements after their respective dates of acquisition. Specialized Medical Management, Inc. was acquired by us in January 1999; Key Communications Service, Inc. merged with us in December 1998 (accounts of Key Communications are included as of May 1, 1998 due to a leveraged buy-out consummated on April 30, 1998 by Key Communications' shareholders); and WPJ, Inc. (d/b/a Integrated Medical Systems) was acquired in May 1998. These entities are reportable under the healthcare electronic transaction processing and communication devices segment.

         In May 1999, we announced and commenced the development of proxyMed.com, a healthcare portal website aimed at increasing the use of our connectivity services through the use of the internet, and in November 1999, the website was introduced. ProxyMed.com will offer a secure, single access point through the web for all connectivity needs of physicians and other healthcare providers. It will also facilitate healthcare e-commerce services, information and provider directories. Microsoft Corporation and Renaissance Interactive, Inc. continue to work with us to complete the functionality of this healthcare portal website. ProxyMed.com will integrate our existing desktop products into a single internet-based solution for healthcare providers. ProxyMed.com is reportable under the healthcare electronic transaction processing and communication devices segment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         NET REVENUES. Consolidated net revenue for the three months ended September 30, 1999 decreased by $1,229,914, or 11%, to $10,471,767 from consolidated net revenue of $11,701,681 for the three months ended September 30, 1998. Of this decrease, revenues from our healthcare electronic transaction processing and communication devices segment decreased by $158,000 over the 1998 period primarily due to the net effect of: (i) increases in volume from internal growth and the Specialized Medical Management acquisition ($1,349,000), (ii) increases from the inclusion of internet service provider revenue in proxyMed.com ($237,000), and (iii) decreases in revenue from ClinScan, our laboratory ordering and results reporting software system, from a non-exclusive source code license sale in the 1998 period ($1,750,000). Additionally, our network engineering services segment revenue decreased by $1,234,000 due to customers purchasing earlier in 1999 and the shifting of internet service provider revenue to proxyMed.com ($237,000), while our drug dispensing segment revenue increased by $162,000, compared to the 1998 period, due to new customers.

         COST OF SALES AND GROSS PROFIT MARGIN. Cost of services and license fees includes labor and travel costs, third-party support arrangements, third-party electronic transaction processing costs, certain telecommunication costs and internet-related communication fees. Cost of sales for computer systems, prescription drugs and other tangible goods includes hardware, third-party software, prescription and non-prescription drugs and dispensing supplies, manufactured goods and direct labor and consumable materials used in contract manufacturing.

         Consolidated gross profit margin for the three months ended September 30, 1999 was 55% which is comparable to 56% for the three months ended September 30, 1998. The gross margin in our healthcare electronic transaction processing and communication devices segment was 68% in the 1999 period compared to 76% in the 1998 period; this decrease was primarily due to the favorable impact in the 1998 period from the sale of a non-exclusive ClinScan(R) source code software license. The gross profit margin in our network engineering services segment was 24% in the 1999 period compared to 19% in the 1998 period; this increase is primarily due to lower margins on the higher hardware sales in the 1998 period. The gross profit margin in our drug dispensing segment was 29% in the 1999 period compared to 34% in the 1998 period; this decrease is primarily due to a shift in the mix of patients that we service from higher margin private-pay to lower margin third-party insured patients.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses for the three months ended September 30, 1999 increased by $986,045, or 15%, to $7,612,201 from consolidated SG&A expenses of $6,626,156 for the three months ended September 30, 1998. Of this increase, SG&A expenses from our healthcare electronic transaction processing and communication devices segment increased by $641,000 over the 1998 period due primarily from (i) net increases in SG&A for internal growth primarily for payroll and related costs (including costs to integrate Specialized Medical Management customers), and selling expenditures ($276,000), and (ii) development and marketing expenses related to proxyMed.com ($365,000). In addition, our corporate SG&A expenses increased primarily for payroll, facility and telecommunication costs to support our growth ($362,000). SG&A expenses in our network engineering services segment decreased by a net of $55,000 primarily due to reductions in payroll costs partially offset by increased selling expenses and bad debts; while SG&A expenses in our drug dispensing segment increased by $38,000 primarily due to increased payroll costs and bad debts.

         DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expense increased $398,499, or 12%, to $3,671,723 for the three months ended September 30, 1999 from $3,273,224 for the three months ended September 30, 1998. This increase was primarily due to amortization charges for goodwill and other intangible assets associated with our acquisitions of Specialized Medical Management and Hayes Computer Systems.

         INTEREST, NET.  The change in net interest was not significant.

         NET LOSS. As a result of the foregoing, we recorded a net loss of $5,544,056 for the three months ended September 30, 1999, as compared to a net loss of $3,389,395 for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         NET REVENUES. Consolidated net revenues for the nine months ended September 30, 1999 increased by $6,456,763, or 24%, to $32,843,415 from consolidated net revenues of $26,386,652 for the nine months ended September 30, 1998. Of this increase, revenues from our healthcare electronic transaction processing and communication devices segment increased by $6,621,000 over the 1998 period primarily due to the net effect of: (i) increased volumes from internal growth and our acquisitions of Key Communications, Specialized Medical Management and Integrated Medical Systems ($10,503,000), which were all consummated during or subsequent to the 1998 period, (ii) revenue from network connectivity fees received from a pharmacy ($200,000), (iii) increases from the inclusion of internet service provider revenue and the sale of a non-exclusive source code license in proxyMed.com ($668,000), and (iv) decreases from the sales of non-exclusive source code licenses for our clinical and laboratory software products, which were sold in the 1998 period ($4,750,000). Additionally, our network engineering services segment revenue decreased by $574,000 due to changes in sales volumes and the shifting of internet service provider revenue to proxyMed.com ($237,000), while our drug dispensing segment revenue increased by $410,000 due to new customers.

         COST OF SALES AND GROSS PROFIT MARGIN. Cost of services and license fees includes labor and travel costs, third-party support arrangements, third-party electronic transaction processing costs, certain telecommunication costs and internet related communication fees. Cost of sales for computer systems, prescription drugs and other tangible goods includes hardware, third-party software, prescription and non-prescription drugs and dispensing supplies, manufactured goods and direct labor and consumable materials used in contract manufacturing.

         Consolidated gross profit margin for the nine months ended September 30, 1999 was 58% and was comparable to 57% for the nine months ended September 30, 1998. The gross margin in our healthcare electronic transaction processing and communication devices segment was 72% in the 1999 period compared to 78% in the 1998 period; this decrease was primarily due to the favorable impact in the 1998 period from higher sales of non-exclusive clinical and laboratory source code software licenses. The gross profit margin in our network engineering services segment was 26% in the 1999 period and was comparable to 24% in the 1998 period. The gross profit margin in our drug dispensing segment was 28% in the 1999 period compared to 33% in the 1998 period; this decrease is primarily due to a shift in the mix of patients that we service from higher margin private-pay to lower margin third-party insured patients.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses for the nine months ended September 30, 1999 increased by $5,864,018, or 36%, to $22,093,025 from consolidated SG&A expenses of $16,229,007 for the nine months ended September 30, 1998. Of this increase, SG&A expenses from our healthcare electronic transaction processing and communication devices segment increased by $4,226,000 over the 1998 period due to the net effect of (i) increases in SG&A from our acquisitions of Key Communications, Specialized Medical Management and Integrated Medical Systems ($3,662,000), all of which were acquired during or subsequent to the 1998 period, including costs associated with the integration of previously separate processing networks for financial transactions and (ii) development and marketing expenses related to proxyMed.com ($564,000). In addition, our corporate SG&A expenses increased primarily for payroll, marketing, and facility and telecommunication costs to support our growth ($1,428,000) and charges related to the settlement of litigation and activities associated with our announced engagement of Salomon Smith Barney to help us evaluate our strategic alternatives ($282,000). SG&A expenses in our network engineering services segment decreased by a net of $194,000 primarily due to reductions in payroll costs partially offset by increased selling expenses and bad debts; while SG&A expenses in our drug dispensing segment increased by $122,000 primarily due to additional payroll costs and bad debts.

         DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expense increased $4,464,041, or 74%, to $10,467,507 for the nine months ended September 30, 1999 from $6,003,466 for the nine months ended September 30, 1998. This increase was primarily due to amortization charges for goodwill and other intangible assets associated with our recent acquisitions and the Hayes Computer Systems contingency payment described below.

         IN-PROCESS RESEARCH AND DEVELOPMENT TECHNOLOGY. As a result of a contingent payment made to the former owner of Hayes Computer Systems in 1998, we recorded a charge of $859,830 in 1998 related to the expensing of in-process research and development technology. In 1999, in connection with our new initiative to develop proxyMed.com, management decided to adopt Microsoft technology for email, and abandoned the Krypton Internet Messaging Server in-process research and development technology acquired in its acquisition of Hayes Computer Systems. Accordingly, the 1999 contingent payment was recorded as goodwill, and is being amortized through April 30, 2000.

         INTEREST, NET.  The change in net interest was not significant.

         NET LOSS. As a result of the foregoing, we recorded a net loss of $13,624,460 for the nine months ended September 30, 1999, as compared to a net loss of $8,032,782 for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         In the nine month period ended September 30, 1999, cash used in operating activities totaled $4,075,191. This was primarily due to our net loss partially offset by depreciation and amortization charges. In January 1999, we purchased the healthcare electronic transaction processing assets of Specialized Medical Management for $1,000,000 in cash. Additionally, we spent approximately $2,280,000 for fixed assets and capitalized software development costs, $506,000 for acquisition-related costs, paid $500,000 in cash and issued 26,846 shares of common stock in final payment for the Hayes Computer Systems acquisition, and paid $250,000 in cash and issued 25,000 shares of common stock for our debt obligation to the former owner of Clinical MicroSystems, Inc. These activities were financed through available cash resources, a private placement sale of 250,000 shares of our common stock resulting in net proceeds of $2,940,000, draws of $3,000,000 on our revolving line of credit, and $241,055 in proceeds from the exercise of stock options and warrants. After these expenditures and sales of equity, we had cash and cash equivalents totaling $2,243,656 as of September 30, 1999.

         These available funds continue to be used for operations, the further development and marketing of our products and services (including proxyMed.com, our healthcare portal website), equipment and other general corporate purposes. As a result of acquisitions made in 1997 and 1998, we are obligated to pay approximately $300,000 for a final assessment of a tax audit at Key Communications, $750,000 in April 2000 to the former owner of Clinical Microsystems, and $500,000 in June 2000 to the former owner of PreScribe. The Clinical MicroSystems payment may be made at least 50% in cash and the balance, if any, in common stock. In addition, we are continuously evaluating acquisition opportunities and other strategic alternatives that add synergies to our product offerings and business strategy.

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

These savings will occur primarily from elimination of facilities, duplicate personnel in the areas of network operations, management and customer service, duplicate marketing efforts and other general and administrative costs. For example, we believe cost reductions have been achieved, or will be achieved, from the following measures: the electronic transaction processing operations relating to the acquisitions of Integrated Medical Systems, US HealthData Interchange, Inc. and Specialized Medical Management have been merged into one location; the lab operations relating to the Clinical MicroSystems products and the Key Communications operations have been merged together; the PreScribe technology has been merged with our pre-existing prescription electronic transaction processing products; Hayes Computer Systems will continue to be operated from its existing location as a separate segment, but we plan to operate the proxyMed.com network operations from this location. However, on a short-term basis, we generally incur additional expenses resulting from our acquisitions due to stay-pay incentives during the transition period, moving costs for employees that are retained, and the merging of different transaction networks. We do not expect our interest costs to increase as a result of our acquisitions, as most of the financing for the acquisitions resulted from issuances of our equity securities, and debt carried by the acquired entities was paid off. While amortization of goodwill and other intangible assets from our acquisitions will not affect our future cash outflows, we expect that such acquisition-related charges will approximate $3,100,000 per quarter through the first quarter of 2000 and then decrease to $2,800,000 per quarter through the second quarter of 2001.

         In July 1999, we signed an accounts receivable-based revolving line of credit agreement of up to $5,000,000. Borrowings are based on 85% of eligible accounts receivable, repayable on July 31, 2000, collateralized by a lien on all of our assets, and bear interest at the prime rate plus 2% payable monthly (which has ranged from 10% to 10.25%). As of September 30, 1999, we borrowed $3,000,000 under this credit facility. In connection with this new credit facility, we have let an existing credit facility expire. Under that facility, we were able to borrow up to $5,000,000, subject to availability of collateral which consisted of certificates of deposit and U.S. Treasury Notes.

         At the current time, we do not have any material commitments for capital expenditures. However, our capital spending will increase over the next several quarters as the infrastructure for proxyMed.com is completed. Although these expenditures are not expected to have a significant impact on our financial position, we may seek additional financing for these expenditures.

         The ratio of current assets to current liabilities was 1.3 times at September 30, 1999 and 2.1 times at December 31, 1998. This decrease is primarily due to our use of cash for operations, the acquisition of Specialized Medical Management, capital expenditures, and draws on our line of credit, as described above. For the periods ended September 30, 1999 and 1998, accounts receivable turnover for us was 6.1 times in the 1999 period compared to 7.2 times in the 1998 period and is attributable to higher sales made at the end of the 1998 period in both the healthcare electronic transaction processing and communication device and network engineering services segments. Our inventory turnover was 5.6 times in the 1999 period compared to 3.7 times in the 1998 period and is attributable to higher inventory turnover at Key Communications and in our network engineering services segment.

         We expect to continue to incur negative net cash flow from operations until we begin receiving higher levels of revenues from our healthcare electronic transaction processing and communication devices segment and/or from cash generated by our network engineering services segment. Management is committed to the strategy of investing funds in further marketing and development of our products and services, specifically for proxyMed.com, our healthcare web portal, which will integrate our existing desktop products into a single internet-based solution. We may also pursue additional acquisitions which are deemed to be in accordance with our business strategy. All of these plans may require additional equity or debt financing. We believe that we have to access sources of cash to continue to fund our operating needs, our research and development activities, our acquisition obligations and our strategic needs. In the recent past, we have raised cash to fund our operations and pay for acquisitions from the private placement sales of our common stock. We believe that we can continue to finance our short-term cash needs in this manner as well as utilize our asset-based debt financing. However, we are currently evaluating the long-term cash needs of proxyMed.com, and we may require cash through the public equity markets.

FUTURE OUTLOOK

         We continue to grow through concentration on our core healthcare electronic transaction processing and communication devices segment, our business relationships, our strategic acquisitions and other plans (such as proxyMed.com) to increase the usage of our healthcare information technology products and services to achieve requisite economies of scale. Prior to the second quarter of 1999, we had successfully reduced our operating losses before non-cash charges. Such non-cash charges are significant and result primarily from amortization expenses related to our acquisitions. However, with the announced development, marketing and implementation of proxyMed.com, we anticipate that our operating losses may grow until we generate sufficient recurring revenues from our products and services to cover the total of our cash and non-cash expenses. There can be no assurance that we will realize an adequate level of recurring revenues from the sale of our products and services, or that revenues from our operations, the business plan for proxyMed.com, or those of our recently acquired businesses and any future acquisitions will ultimately result in achievement of profitability.

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

         The Committee developed a priority order list of our products and services and commenced the Year 2000 project plan in accordance with this list. Our Year 2000 project plan consists of four phases: assessment, remediation, validation and distribution.

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

         PRODUCTS AND SERVICES. With respect to our products and services, we met our expected completion date of September 1999 for distribution of remediated proprietary laboratory, financial, and prescription software applications. Remediation of our financial and clinical networks is expected to be completed and Year 2000 ready by the end of the fourth quarter of 1999. All new software application releases are being prepared in accordance with our Year 2000 readiness standards.

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

         Based on representations made at time of our merger with Key Communications, we believe that Key Communications' products and services will operate satisfactorily in a Year 2000 environment. We have completed the assessment, remediation and validation phases of their products and services to verify those representations, and based on procedures performed, we do not expect additional actions to be required.

         Concerning our acquisition of Specialized Medical Management, we have identified three potential Year 2000 issues. First, all of Specialized Medical Management's customers require a software upgrade. We are in the process of replacing their software with our Year 2000-ready products and expect that this will be completed by the end of November 1999. Second, Specialized Medical Management's financial transactions network is being combined with our existing financial transactions network, which is Year 2000 compliant, by the end of November 1999. Third, certain financial transaction services currently provided to a certain payer is currently being remediated and is expected to be completed by the end of November 1999.

         INTERNAL SYSTEMS, VENDORS AND SUPPLIERS. We are continuing with the assessment and remediation phases with respect to our internal administrative systems. Risk assessment is being evaluated on all documentation received from our vendors, suppliers, and clinical and financial transaction processing partners. Final attempts to contact unresponsive requests were completed by the end of October 1999. Alternatives are being explored on an as-needed basis by the end of November 1999. Again, if for any reason certain of these vendors will not be Year 2000 compliant in accordance with our needs, we will address these issues in our Contingency Plan.

         COSTS. Since the formation of the Year 2000 Committee in September 1998, we have spent approximately $242,000, through October 31, 1999, primarily for personnel and hardware costs. The total estimated budget for expenditures directly related to our Year 2000 effort is approximately $500,000. The budget includes staffing costs for employees hired specifically to address Year 2000 issues; however, it does not include the internal staff costs incurred or to be incurred as these costs are considered part of the normal release structure of our products. The estimated budget also includes hardware upgrade costs, much of which would have been incurred in our normal equipment replacement plans. As such, anticipated total spending for the Year 2000 effort is expected to be within our budget and is not expected to have a significant impact on our ongoing results of operations.

         CONTINGENCY PLAN. While some "worst case scenarios" are associated with risks outside our control (including power and communications), we have started assessing those scenarios within our control. The Year 2000 Committee has identified the major areas of concern to be the handling of data formatting and transmitting compliant data, and our customers' usage of our software products. To deal with some of these concerns, we have informed our financial network users of the availability of an algorithm to allow those with non-compliant formats to continue transmitting to payers in a Year 2000 compatible format. Our customer support departments are currently developing policies and procedures and mock testing scenarios to assist our hardware and software customers with Year 2000 related issues. While the development is ongoing, a permanent plan for Year 2000 business continuity was completed in September 1999. These contingencies plan for potential disruption and data corruption issues brought about by the Year 2000.

         In the event that there is a system problem due to a Year 2000 date, we will immediately attempt to diagnose and fix the problem. Each particular problem will dictate an alternate method of processing to maintain business continuity. In the event that a Year 2000 problems occurs at an external entity, that entity will be informed of the problem and we will continue to review and repair the dates until the problem is fixed. However, due to the general uncertainty inherent in the Year 2000 issue, there can be no assurance that all Year 2000 problems will be foreseen and corrected on a timely basis or that the costs to do so will not be material.

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

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  2 - Employment Agreement dated September 8, 1999 between Michael Bedell and ProxyMed, Inc.

                  27 -         Financial Data Schedule.

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PROXYMED, INC.
                                            (Registrant)

NOVEMBER 12, 1999                            /S/ BENNETT MARKS
-----------------                            -----------------
    (Date)                                   Bennett Marks
                                             Executive Vice-President, Chief
                                             Financial Officer and Principal
                                             Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT                 DESCRIPTION
-------                 -----------
   2                    Employment Agreement dated September 8, 1999
                        between Michael Bedell and ProxyMed, Inc.

  27                    Financial Data Schedule.