Form 10-K
period 1999-12-31
PROXYMED INC /FT LAUDERDALE/
filed 2000-03-24
CIK 906337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                  -------------------------------------------

                                       OR

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (954) 473-1001
        -----------------------------------------------------------------

           SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT: NONE

              SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.001 PAR VALUE
                          -----------------------------
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (/Section/229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge , in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed using $10.00 per share, the closing price of the registrant's common stock on the Nasdaq National Market on March 10, 2000, was $108,296,000.

         As of March 10, 2000, 18,478,090 shares of the registrant's common stock were issued and outstanding.

         Documents Incorporated by Reference: NONE

                                     PART I

                                ITEM 1. BUSINESS

         ProxyMed, Inc. is one of the nation's most experienced eHealth companies providing eSolutions to physicians and business-to-business healthcare electronic commerce services to healthcare information systems providers. Physician practices are, or will be able to, securely exchange clinical and financial messages with payers, labs, pharmacies, suppliers and their patients through desktop software and services being developed for our physician portal, PROXYMED.COM. Our software and eCommerce solutions simplify the financial, administrative and clinical processes of the physician's office, resulting in more cost-effective healthcare management and increased quality of patient care.

         Our principal executive offices are located at 2555 Davie Road, Suite 110, Fort Lauderdale, Florida 33317-7424, and our telephone number is (954) 473-1001.

OVERVIEW OF PROXYMED

         In order to maximize our efforts in providing end-to-end services to physicians, we focus on providing eHealth services to physicians and business-to-business (b2b) transactions for healthcare providers. In 1999, we processed approximately 60 million electronic transactions among physicians and insurance companies, managed care companies, pharmacies and laboratories. Currently, our customer base includes approximately 2,000 labs and 63,000 physicians, consisting of 20,000 physicians using our five different software applications and approximately 43,000 physicians directly connected to our ProxyNet network through vendor partnerships. Additionally, we provide medical laboratory smart printer services for approximately 175,000 physicians. We provide "back-end" connectivity to approximately 880 insurance companies and 33,000 pharmacies.

         Recently we announced and launched our physician office internet portal, PROXYMED.COM. PROXYMED.COM is a comprehensive web site for healthcare professionals that aggregates, organizes and personalizes connectivity, content and eCommerce services. These services eventually will include a broad set of clinical and financial transaction services to physicians. Our plan will be to migrate our existing physician customer base to our internet solutions and grow by adding more physician users to our web portal.

OUR BUSINESS IS DRIVEN BY THE HEALTHCARE COMMUNITY'S NEED TO MORE EFFICIENTLY PROCESS INFORMATION

         The major driver of our business are physicians who want to adopt a secure electronic solution that improves the quality of their patient care while reducing cost. This change would alter age-old standards of practice within the physician office. We believe that physicians will adopt our solutions if we offer a total solution that touches every piece of the physician's practice. Our efforts concentrate on innovative design that makes the solutions easy to use, reliable and secure. Our PROXYMED.COM portal employs "Secure Sockets Layer" encryption technology, which is the same technology used to protect sensitive data in the financial and banking industries. Our strategic intent is "Empowering Physicians with eSolutions(TM)". The internet is the key enabler that makes much of this possible. More importantly, however, our significant back-end connectivity is the differentiating factor. We are a leader in solving these back-end connections and provide a host of transaction services to the physicians.

CONNECTIVITY AND EXISTING RELATIONSHIPS ARE KEY STRENGTHS

         Our advantage lies in two critical areas. First, our existing connectivity to laboratories, pharmacies and insurance companies provides the backbone for our eHealth solutions. Our electronic transaction processing services support a broad range of both financial transactions (such as claims, eligibility verification, referrals, etc.) and clinical transactions (such as laboratory orders and results, and prescription orders and refills). To facilitate these services, we have developed and operate ProxyNet(R), our proprietary national electronic healthcare information network, which provides physicians and other primary care providers with connectivity to what we believe is the industry's second largest list of payers, the largest list of chain and independent pharmacies and the largest list of clinical laboratories. These connections allow information to reliably move back and forth from the physician's office to the supplier (insurance company, laboratory, pharmacy, etc.), enabling diagnosis, treatment and payment. We have licensing agreements with many other well-known eHealth companies who are using our connectivity to provide these services. However, we believe it makes good business sense to deliver these solutions directly to the physician rather than through other intermediaries - hence, our eHealth initiative. Our second advantage is our customer relationships. We have more than 20,000 physicians directly using at least one of our existing solutions and thousands more using our services through other intermediaries. Converting these physicians to an electronic web-based solution is the challenge we face, but we believe that this task is made easier by the depth of our existing relationships.

EHEALTH AND B2B OPERATIONS THRIVE ON EACH OTHER CREATING A SYNERGISTIC OPERATING SYSTEM AND END-TO-END SOLUTION

         eHealth is the front end of our business--the piece that the physicians and their office staffs use on a daily basis. These applications are delivered to the physician via the internet, allowing fast and efficient distribution and adoption. Our philosophy is to provide the physician with choice - solutions that meet their needs and help them accomplish their specific objectives. Our back-end b2b connectivity operations connect the many suppliers (e.g. laboratories, pharmacies, insurance companies, etc.) that augment or support the physician's activities. Our goal is to include as many suppliers as possible in our b2b network and to continually deliver value to those customers beyond delivering transaction data. We believe there is a tremendous business opportunity to deliver information to these suppliers, enabling them to improve the efficiency and ultimately the cost-effectiveness of their operations. Our eHealth operations and b2b operations are dependent on each other and are equally important. The eHealth operations will make the b2b operations successful, and vice versa. We believe they are synergistic and will be catalysts for strong revenue growth.

OUR PHYSICIAN NETWORK IS LARGE AND GROWING

         Today we have approximately 20,000 physicians using our five different software applications and approximately 43,000 physicians directly connected to our ProxyNet network through vendor partnerships. Additionally, we provide medical laboratory smart printer services for approximately 175,000 physicians. We envision all of these physicians as potential opportunities. Clearly, the 20,000 physicians who use our services directly represent our best opportunity for our eHealth initiative.

WE HAVE BUILT A COMPREHENSIVE BACK-END MODEL WHICH WOULD TAKE COMPETITORS YEARS TO REPLICATE

         Recently there have been a large number eHealth companies going public. We were an early entrant into the healthcare electronic transaction model, having developed, as a result of our own efforts and through acquisitions, our b2b connectivity over the last 20 years. We believe that the development of our b2b connections was complex, and represents a barrier to entry for most other eHealth competitors. Having accomplished much of this task, there is a significant opportunity for us to take these solutions, enabled by the internet, directly to physicians.

MARKETING/BRANDING

         We plan to increase our marketing, advertising and sales budgets to create stronger brand-name recognition of ProxyMed in the physician's office and accelerate our revenue growth. We believe that since we have limited our target market to physicians, we can increase our sales growth through focused, targeted marketing campaigns that provide high hit rates per dollar spent. Our sales force is being cross-trained to sell both our eHealth and b2b services either through our "thick client" software or through our "thin client" browser-based portal, PROXYMED.COM, whichever the physician prefers.

HEALTHCARE ELECTRONIC TRANSACTION PROCESSING SERVICES AND COMMUNICATION DEVICES

         To gain access to the greatest number of physicians, we utilize the following distribution channels for our products and services:

   DISTRIBUTION CHANNEL                                  FOCUS
   --------------------                                  -----
PROXYMED.COM                            We are establishing ourselves as a
                                        provider of financial and clinical
                                        electronic transaction processing
                                        services through the web, which may be
                                        accessed by any physician with an
                                        internet connection.

ProxyMed Software and Communication     We have a direct sales force that serves
Devices                                 physicians, payers, pharmacies and
                                        labs.  We license access to our
                                        proprietary network, ProxyNet, and to
                                        our proprietary software products for
                                        use on physician desktops, and provide
                                        devices for communication between
                                        healthcare participants.

Other Intermediaries We work with providers of physician desktop software so that they may enable their existing applications to communicate through ProxyNet to payers, pharmacies and labs. We also connect other electronic transaction processing networks to ProxyNet so that the participants on both networks can communicate with each other.

RECENT FINANCING OFFERS US FINANCIAL FLEXIBILITY TO GROW

         In December 1999, we completed a $15 million convertible preferred stock offering. Conversion to common stock is 100% directed by ProxyMed for the first year, so it is yet undetermined at what share price we will convert this equity. We are obligated to convert 30% of the preferred shares by June 23, 2000, and another 30% by September 30, 2000. The common shares will be issued at a 7% discount and we pay preferred shareholders a 6% quarterly dividend in stock or cash. The preferred shareholders have warrants to buy 800,000 common shares at $12.05 each.

PRODUCT DEVELOPMENT

         We are currently broadening our offerings to include internet-based financial and clinical electronic transaction processing services to be embedded in a web-based physician office suite of applications. All applications will have a common user interface and will be easily accessed via the internet through our web-based portal, PROXYMED.COM. Planned subscription services will include complete clinical transactions such as electronic prescription orders and refills, formulary messaging, laboratory orders and results reports, financial transactions such as claims processing, encounters, eligibility verification, referrals, electronic remittance advices; and office applications such as secure e-mail. The first two applications, laboratory test results reporting and eligibility transactions, are available today on PROXYMED.COM, along with other content and links to other web sites that physicians are interested in to enhance their practices and their personal lives. For example, physicians are able today to access the PROXYMED.COM library channel, which is an extensive suite of on-line databases and research services targeting the healthcare professional. Also currently available is the PROXYMED.COM marketplace channel, a means through which physicians can access other providers of goods and services needed by healthcare professionals, such as medical and office supplies, books, flowers and others. We intend to expand our products and services through acquisition and internal development. Our product development group is responsible for improving and upgrading existing products and services, exploring applications of core technologies and incorporating new technologies into our products and services.

         The total amount capitalized for purchased technology, capitalized software and other intangible assets as of December 31, 1999, was $10,028,000, net of amortization. Research and development expense was approximately $2,898,000 in 1999, $2,978,000 in 1998, and $1,908,000 in 1997. See Note 1 of
Notes to Consolidated Financial Statements.

NETWORK INTEGRATION AND PRESCRIPTION DRUG-DISPENSING SEGMENTS ARE DISCONTINUED OPERATIONS AND WILL BE SOLD

         Hayes Computer Systems, our network integration segment, has been an important building block for ProxyMed. To succeed at our vision of creating a value-added physician network, we required expertise in building and operating virtual private encryption networks. Hayes Computer Systems, which built and operates an internet and intranet network for several agencies in the State of Florida, provided us with the expertise and learning necessary to advance this vision. With the completion of our network and its internet interface in November 1999, this business is no longer core to our business plans. ProxyCare, Inc., our prescription drug dispensing segment, brought additional assets critical to our vision in the area of prescription expertise. However, the prescription drug dispensing activity is no longer core to our business. Thus, we announced in February 2000 that Hayes Computer Systems and ProxyCare would be accounted for as discontinued operations and would be sold to fund our core eHealth business. Revenue from the two units was approximately $13,307,000 in 1999. The divestment of these two units reflects our intention to focus on our core competency: eHealth solutions to physicians and b2b transactions.

COMPETITION

         We face competition from many eHealth and b2b healthcare companies and other technology companies. Many of our competitors are significantly larger and have greater financial resources than we do, and some have established reputations for success in implementing "thick client" healthcare information software products. The healthcare electronic transaction processing industry has been targeted for growth by many companies, including companies developing new technologies utilizing internet-based systems.

PROPOSED HEALTHCARE LEGISLATION

         The federal Health Insurance Portability and Accountability Act of 1996, known as HIPAA, mandates the use of standard transactions, standard identifiers, administrative procedures to establish and monitor security measures and other provisions for electronic claims transactions. HIPAA specifically designates clearinghouses (including us and other financial network operators) as the compliance facilitators for healthcare providers and payers. Clearinghouses may utilize non-standard transactions and convert them to the mandated standards on behalf of their customers.

         We anticipate Congress and many state legislatures will continue to propose healthcare legislation regarding healthcare delivery systems, payment methods, confidentiality and privacy concerns, and public debate of these issues will likely continue in the future.

         We believe that we have already implemented much of the hardware/network infrastructure and software necessary to comply with the technical security and physical safeguards currently proposed by the HIPAA regulations. When they become effective, we intend to continue to comply with all regulations as they become effective and within the time frames as may be required, if not sooner. We believe we are in compliance in all material respects with all federal and state laws governing our operations and have obtained all licenses necessary for the operation of our business.

INSURANCE

         We maintain the following insurance policies:

         o A general liability insurance policy that includes a $1,000,000 per occurrence limit of liability and a $2,000,000 aggregate limit of liability. The general liability coverage for our prescription drug dispensing segment includes druggist professional liability.

         o A $10,000,000 umbrella policy above and beyond the general liability limits.

         o An electronic data processing errors and omissions insurance policy with a $2,000,000 limit of liability per occurrence and in the aggregate.

         We believe our present insurance coverage is adequate for the services which we provide.

INTELLECTUAL PROPERTY

         In large part our success is dependent on our proprietary information and technology. We rely on a combination of contract terms, copyright, trademark and trade secret laws, and other measures to protect our proprietary information and technology. We have federal trademark registrations for ProxyCare, ClinScan, PreScribe, ProxyNet, ProxyScript and RxReceive and have filed trademark applications for "Empowering Physicians with eSolutions", which is currently pending approval. If used, these trademarks may be renewed for an indefinite period of time. We have copyright registrations for PreScribe Clinic for Windows and other related materials. In October 1999, we filed copyright applications for 12 software products, which are currently pending approval. We have also registered 12 internet domain names, including PROXYMED.COM. We have no patents. As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, distributors and customers which seek to preserve the confidentiality of our trade secrets, and limit access to and distribution of our software, databases, documentation and other proprietary information. Although we believe our products, services and technology do not infringe on any proprietary rights of others, as the number of software products available in the market increases and the functions of those products further overlap, software developers may become increasingly subject to infringement claims.

EMPLOYEES

         As of March 10, 2000, we employed 388 full-time employees, of which 39 work at our discontinued segments. We are not and never have been a party to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

---------------------------------------------- ---------------------------------- --------------------- --------------
                                                                                                          AGGREGATE
                                                                                                           MONTHLY
              INDUSTRY SEGMENT                             LOCATION                  SQUARE FOOTAGE     LEASE PAYMENT
---------------------------------------------- ---------------------------------- --------------------- --------------
Corporate; eHealth and b2b Services            Fort Lauderdale, FL                       20,484            $19,558
---------------------------------------------- ---------------------------------- --------------------- --------------
eHealth and b2b Services                       New Albany, IN                            43,560            $34,393
---------------------------------------------- ---------------------------------- --------------------- --------------
eHealth and b2b Services                       Santa Ana, CA                             7,732             $19,645
---------------------------------------------- ---------------------------------- --------------------- --------------
Network Integration Services                   Tallahassee, FL                           7,000             $8,025
---------------------------------------------- ---------------------------------- --------------------- --------------
Prescription Drug Dispensing                   Fort Lauderdale, FL                       4,700             $3,101
---------------------------------------------- ---------------------------------- --------------------- --------------


                            ITEM 3. LEGAL PROCEEDINGS

         We currently do not have any material legal proceedings pending.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                            AND RELATED STOCK MATTERS

         Our common stock trades on the National Market tier of The Nasdaq Stock Market under the symbol "PILL". The following table sets forth the high and low sale prices of the common stock for the periods indicated.

                                                                High      Low
         1998:
                  First Quarter ............................   $15.75    $ 5.25
                  Second Quarter ...........................    17.13      8.38
                  Third Quarter ............................    10.81      6.75
                  Fourth Quarter ...........................    11.88      6.63

         1999:
                  First Quarter ............................   $14.50    $ 8.50
                  Second Quarter ...........................    21.25     11.25
                  Third Quarter ............................    16.44     10.75
                  Fourth Quarter ...........................    15.88      8.75

         2000:
                  First Quarter ............................   $11.25    $ 8.25
                  (through March 10, 2000)

         On March 10, 2000, the last reported sale price of the common stock was $10.00 per share. As of March 10, 2000, there were 146 holders of record of the common stock. We believe that many of these holders of record are in "street name" and that the number of individual shareholders is greater than 2,500.

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

                         ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial information for ProxyMed as of and for each of the five years in the period ended December 31, 1999, and has been derived from our audited consolidated financial statements. Since March 1995, our business focus changed from primarily the sale of prescription drugs to eHealth and b2b services. Accordingly, financial information relating to our prescription drug dispensing and network integration segments has been reclassified as discontinued operations. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes.

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                     1999              1998              1997              1996              1995
                                 ------------      ------------      ------------      ------------      ------------
STATEMENT OF OPERATIONS DATA:
   Revenues                      $ 29,023,065      $ 22,249,326      $  1,817,122      $  1,886,007      $     63,262
   Operating loss                $(20,018,869)     $(11,087,044)     $(14,860,160)     $ (4,341,356)     $ (2,318,418)
   Loss from continuing
     operations                  $(20,119,778)     $(11,193,700)     $(14,593,012)     $ (2,889,501)     $ (3,203,917)
   Income (loss) from
     discontinued
     operations                  $ (1,714,407)     $   (594,485)     $ (3,924,110)     $     35,766      $   (314,634)
   Net loss applicable to
   common shareholders           $(21,856,377)     $(11,788,185)     $(18,517,122)     $ (2,949,538)     $ (2,962,249)

PER SHARE DATA:
Basic and diluted net loss
per share of common stock:
   Loss from continuing          $      (1.12)     $      (0.71)     $      (1.38)     $      (0.39)     $      (0.69)
     operations
   Loss from discontinued
     operations                  $      (0.09)     $      (0.04)     $      (0.37)     $         --      $      (0.06)
   Net loss                      $      (1.21)     $      (0.75)     $      (1.75)     $      (0.39)     $      (0.61)

Weighted average common
shares outstanding                 18,032,042        15,653,374        10,589,333         7,660,383         4,816,980

DIVIDEND DATA:
   Dividends on common
     stock                       $         --      $         --      $         --      $         --      $         --
   Dividends on cumulative
     preferred stock             $     22,192      $         --      $         --      $     95,803      $    113,362

                                                                     DECEMBER 31,
                                                                     ------------
                                     1999              1998              1997              1996              1995
                                 ------------      ------------      ------------      ------------      ------------
BALANCE SHEET DATA:
Working capital                  $ 12,579,689      $  7,564,487      $  1,966,406      $ 12,426,178      $    990,734
Long-term obligations            $    583,136      $  1,367,192      $  1,049,630      $         --      $    299,393
Total assets                     $ 44,772,884      $ 46,902,702      $ 18,348,466      $ 15,651,940      $  4,898,375
Net assets of discontinued
     operations                  $  3,022,130      $  4,039,716      $  2,477,834      $    888,348      $  1,199,264
Stockholders' equity             $ 37,755,579      $ 40,279,119      $ 13,151,752      $ 14,915,305      $  2,593,620


       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

IN GENERAL

         ProxyMed is an eHealth company providing eSolutions to physicians and business-to-business healthcare electronic commerce services to healthcare information system suppliers such as pharmacies, commercial and hospital laboratories, insurance companies, managed care organizations and nursing homes. Our products and services are provided from our three operating facilities located in Fort Lauderdale, Florida; Santa Ana, California; and New Albany, Indiana.

         In May 1999, we announced and commenced the development of PROXYMED.COM, a healthcare portal website aimed at increasing the use of our services through the internet. In November 1999, the first version of the website was introduced. In March 2000, version 2.0 of the portal was introduced with our first two transaction services: eligibility verification and laboratory test results reporting. When fully developed, PROXYMED.COM will offer a secure, single access point through the web for all connectivity needs of physicians and other healthcare providers to facilitate healthcare eCommerce services.

         Business combinations were consummated during the periods presented and are included in the consolidated financial statements after their respective dates of acquisition. Specialized Medical Management, a financial EDI company, was acquired in January 1999. Key Communications Service, Inc., a company that sells and services laboratory communication devices, merged with ProxyMed in December 1998 (accounts of Key Communications are includable as of May 1, 1998 due to a leveraged buy-out consummated on April 30, 1998 by Key Communications' shareholders); Integrated Medical Systems, another financial EDI company, was acquired in May 1998. US HealthData Interchange, another financial EDI company, was acquired in November 1997. Clinical MicroSystems, a laboratory software company, was acquired in March 1997.

         In February 2000, we adopted a plan to sell our non-core network integration and prescription drug dispensing segments. These two segments are shown as discontinued operations and the consolidated financial statements and related notes have been reclassified to segregate the net assets and operating results of these segments. Sales of both of these segments are expected to be completed by the end of 2000.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         NET REVENUES. Consolidated net revenues for 1999 increased by $6,773,739, or 30%, to $29,023,065 from consolidated net revenues of $22,249,326 for 1998. This increase is primarily due to the net effect of: (i) our acquisitions of Key Communications, Specialized Medical Management and Integrated Medical Systems ($11,525,000), which were all consummated during or subsequent to the 1998 period, partially offset by (ii) decreases from the sales of non-exclusive source code licenses for our prescription and laboratory software products, which were sold in the 1998 period ($4,751,000), for which there were no comparable transactions in 1999.

         COST OF SALES AND GROSS PROFIT MARGIN. Cost of services and license fees includes third-party electronic transaction processing costs, certain telecommunication costs, third-party databases, and certain labor and travel costs. Cost of sales for communication devices, computer systems, and other tangible goods includes hardware, third-party software, direct labor and consumable materials. Consolidated gross profit margin for 1999 was 71% compared to 79% in 1998. This decrease was primarily due to the favorable impact in the 1998 period from higher sales of non-exclusive prescription and laboratory source code software licenses.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses for 1999 increased by $7,522,962, or 38%, to $27,484,067 from consolidated SG&A expenses of $19,961,105 for 1998. This increase is primarily due to the net effect of (i) increases in SG&A expenses from our acquisitions of Key Communications, Specialized Medical Management and Integrated Medical Systems, all of which were acquired during or subsequent to the 1998 period, including costs associated with the integration of previously separate processing networks for financial transactions ($5,741,000), (ii) development expenses related to PROXYMED.COM ($1,411,000), (iii) estimated credit loss due to the declaration of bankruptcy by one customer ($306,000),
(iv) charges related to activities associated with our now terminated engagement of Salomon Smith Barney to help us evaluate our strategic alternatives ($492,000), partially offset by (v) expenses associated with our merger with Key Communications incurred in 1998 ($427,000). As a result of these factors, consolidated SG&A expenses as a percentage of consolidated net sales increased to 95% in 1999 from 90% in 1998.

         DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expense increased $4,417,893, or 51%, to $13,064,146 for 1999 from $8,646,253 for 1998. This increase was primarily due to amortization charges for goodwill and other intangible assets associated with our acquisitions of Specialized Medical Management in 1999 and Integrated Medical Systems in 1998.

         LOSS FROM CONTINUING OPERATIONS. As a result of the foregoing, the loss from continuing operations was $20,018,869 in 1999 compared to a loss from continuing operations of $11,087,044 in 1998.

         DISCONTINUED OPERATIONS. The loss from the discontinued operations of our network integration and prescription drug dispensing segments increased by $600,636, to a loss of $1,195,121 in 1999 from a loss of $594,485 in 1998.
Additionally, we have estimated a loss on the disposal of the prescription drug dispensing segment of $519,286 including estimated operating losses through the disposal date and other exit costs.

         Revenues from the network integration segment were $11,106,571 in 1999 compared to $13,855,458 in 1998. In 1999, in connection with our new initiative to develop PROXYMED.COM, management decided to adopt Microsoft technology for email, and abandoned the Krypton Internet Messaging Server in-process research and development technology acquired in its acquisition of Hayes Computer Systems. Accordingly, the 1999 contingent payment made to the former owner of Hayes Computer Systems was recorded as goodwill, and is being amortized through April 30, 2000. Amortization expense included in 1999 was $666,667, compared to no amortization expense in 1998. Additionally, as a result of the 1998 contingent payment, we recorded a charge of $742,623 in 1998 related to the expensing of in-process research and development technology. As a result of the foregoing, primarily as a result of decreased sales, the net loss for this segment was $1,045,298 in 1999 compared to $538,888 in 1998.

         Revenues from the prescription drug dispensing segment were $2,200,303 in 1999 compared to $1,662,893 in 1998. The net loss for this segment was $149,823 in 1999 compared to $55,597 in 1998.

         DIVIDENDS. As a result of the issuance of preferred stock December 1999, we accrued $22,192 in dividends for 1999.

         NET LOSS APPLICABLE TO COMMON SHAREHOLDERS. As a result of the foregoing, we recorded a net loss applicable to common shareholders of $21,856,377 for 1999 compared to a net loss of $11,788,185 for 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         NET REVENUES. Consolidated net revenues for 1998 increased by $20,432,204, or 1124%, to $22,249,326 from consolidated net revenues of $1,817,122 in 1997. This increase was primarily due to: (i) the acquisitions of Integrated Medical Systems in 1998 ($2,530,000) and US HealthData Interchange in late 1997 ($2,099,000), (ii) the merger with Key Communications in 1998 ($10,439,000), and (iii) three software licenses sold in 1998 for our ProxyCare and ClinScan products ($4,751,000).

         COST OF SALES AND GROSS PROFIT MARGIN. Cost of services and license fees includes third-party electronic transaction processing costs, certain telecommunication costs, third-party databases, and certain labor and travel costs. Cost of sales for communication devices, computer systems, and other tangible goods includes hardware, third-party software, direct labor and consumable materials. Consolidated gross profit margin was 79% in both 1998 and 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated SG&A expenses for 1998 increased by $8,958,765, or 81%, to $19,961,105 from consolidated SG&A expenses of $11,002,340 in 1997. The increase consisted primarily of: (i) SG&A expenses of Key Communications ($5,441,000), Integrated Medical Systems ($1,616,000) and US HealthData Interchange ($1,801,000), all of which were acquired in 1998 or late in 1997, (ii) expenses associated with our merger with Key Communications ($427,000), partially offset by (iii) net decreases of $326,000 in SG&A expenses from existing operations. Consolidated SG&A expenses as a percentage of consolidated net sales decreased to 90% in 1998, from 605% in 1997, as we established a higher revenue base through our acquisitions. In addition, the rate of increase in sales in 1998 exceeded the rate of increase in SG&A expenses.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $7,652,329, or 770%, to $8,646,253 in 1998 from $993,924 in 1997. This increase was due to the following: (i) amortization charges for goodwill associated with our acquisitions completed in 1997 and 1998 which are being amortized over three years ($3,971,000); (ii) amortization of purchased technology and capitalized software costs ($2,946,000); (iii) depreciation charges associated with our internal systems and related equipment ($348,000); (iv) amounts payable to Walgreens associated with the acquisition of PreScribe ($250,000); and (v) amortization charges for other intangibles associated with our acquisitions ($137,000). Goodwill previously recorded from the acquisitions of US HealthData Interchange and Clinical Microsystems is being amortized on the straight-line method over three years beginning April 1, 1998. Goodwill from these acquisitions was previously being amortized on the straight-line method over 15 years. This change in estimate results in an additional amortization expense of approximately $1,015,000 per year. The decision to change the goodwill amortization periods in fiscal 1998 resulted from changes in the business strategies for Clinical MicroSystems and US HealthData Interchange. Clinical MicroSystems' primary product, ClinScan, is still being sold and supported, but is being de-emphasized in favor of an electronic transaction processing model for the transmission of lab order and results. For US HealthData Interchange, our subsequent acquisition of Integrated Medical Systems resulted in the substitution of Integrated Medical Systems' technology platform and transaction processing systems from those of US HealthData Interchange. In both cases, due to these subsequent actions, we reconsidered the original 15-year life for goodwill and deemed it appropriate to change it to a shorter three-year life in recognition of these reasons and the frequently changing nature of the technology environment in which we operate.

         IN-PROCESS RESEARCH AND DEVELOPMENT TECHNOLOGY. As a result of a contingent payment made to the former owner of Hayes Computer Systems in 1998, we recorded a charge of $742,623 in 1998 related to the expensing of in-process research and development technology (included in discontinued operations). In 1997, we recorded a charge of $8,467,098 for in-process research and development technology. A full description of these charges is contained in the following paragraphs.

         Portions of the initial purchase prices for the Hayes Computer Systems and Clinical MicroSystems acquisitions were allocated to in-process research and development technology, resulting in charges to our 1997 operations of $4,167,098 for the Hayes Computer Systems acquisition (included in discontinued operations) and $4,300,000 for the Clinical MicroSystems acquisition. The following products are includable as in-process research and development technology.

         (a) KIMS - The in-process research and development acquired from Hayes Computer Systems consisted of the Krypton Internet Messaging Server ("KIMS"), a server-to-server intranet email system designed to provide more security, higher performance and a lower price than comparable UNIX based email systems. At the time of the acquisition, this product was in the alpha phase of programming and had the capability of processing only simple email communications. ProxyMed intended to complete the development of a testing lab, the development of the KIMS product, and the development of the electronic transaction processing version of the product at an estimated cost of approximately $253,000 and include it in its electronic transaction processing product offering to physicians and other healthcare providers using the ProxyNet network by the end of calendar 1997. Material risks affecting the timely completion and commercialization of the KIMS product included new technologies that make the KIMS technology obsolete or unusable, the availability of programming and design resources to complete the product, the availability of funding necessary to complete the product, the nature of technical issues that are discovered during the development and testing stages, and product acceptance by physicians and other healthcare providers as compared to other products available in the marketplace.

              Shortly after the acquisition, Microsoft Corporation released its improved email product. Therefore, the decision to complete the KIMS product was temporarily suspended until an assessment of the Microsoft product could be completed. At first, after analyzing the KIMS product and discussing the opportunities for it, we decided to complete the KIMS product and expected to have it completed in 1999 and include it in our future web-based product line; however, in 1999, in connection with our new initiative to develop PROXYMED.COM, our healthcare portal website, we decided to adopt Microsoft's technology for email, and abandon the KIMS in-process research and development technology.

         (b) ClinScan Intranet - The in-process research and development acquired from Clinical MicroSystems consisted of the ClinScan Intranet, a system designed to provide hospitals with the capability to connect hospital-based and office-based physicians together, in a private wide area network, or Intranet. The hospitals and physicians would have the ability to electronically exchange messages, images, files and other valuable clinical information, including the exchange of clinical orders and results using proven interface technology. By incorporating the ClinScan workstation at physician sites, this software application would provide access to all of the hospital-based legacy systems invisibly. By adding high-speed communications access, hospitals and physicians would be able to access the internet. At the time of the acquisition, completion of the communication protocols for incoming and outgoing messaging and an interface for communications to the legacy systems had been developed. ProxyMed intended to complete the global patient data repository, routing functionality, cross-relation master indexes, and master catalogue of clinical functionality of the product at an estimated cost of approximately $600,000 and include it as a clinical electronic transaction processing product offering to physicians, laboratories and other healthcare providers by the start of 1998.

              The technology supported by the research performed on the ClinScan Intranet was used by ProxyMed to develop its Lab Network Intranet Server, the central information processor for its latest ClinScan software product. Revenues from the sales of the ClinScan involving its Lab Network Internet Server commenced in 1998.

         To determine the fair value of the acquired in-process research and development, ProxyMed used independent appraisals which utilized standard appraisal methodologies. Each appraisal procedure performed involved projected cash flows for KIMS and ClinScan Intranet over their estimated useful lives, net of ongoing operating investment needs (including working capital, fixed assets and other assets) that support the products. An effective income tax rate of 37.6% was applied to each of the cash flows representing the expected marginal combined federal and state tax rate to apply over the cash flow periods. These cash flows were discounted to their present value using a discount rate of 70%, which is reflective of a "start-up" company for which the KIMS and ClinScan Intranet products are similar in risk. The KIMS product was valued at $6,400,000 and the ClinScan Intranet product was valued at $4,300,000 using these model assumptions. The development of these projects had not yet reached technological feasibility to permit capitalization, and the technology had no alternative future use. Income tax benefits resulted from these charges of approximately $1,563,000 and $1,613,000 for the Hayes Computer Systems and Clinical MicroSystems acquisitions, respectively; however, based on the weight of available evidence, valuation allowances for the full amounts have been recorded.

         INTEREST, NET. We incurred net interest expense for 1998 of $106,656, whereas we earned net interest income for 1997 of $267,148. The 1998 amount reflects interest expense incurred on the debt of Key Communications ($206,000) and interest expense on the debt issued for the acquisition of Clinical MicroSystems ($122,000) offset by interest earned on invested funds ($221,000). In connection with the merger with Key Communications, the debt guaranteed by Key Communications was retired.

         LOSS FROM CONTINUING OPERATIONS. As a result of the foregoing, the loss from continuing operations was $11,193,700 in 1998 compared to a loss from continuing operations of $14,593,012 in 1997.

         DISCONTINUED OPERATIONS. The loss from the discontinued operations of our network integration and prescription drug dispensing segments decreased by $3,329,625, to a loss of $594,485 in 1998, compared to a loss of $3,924,110 in
1997.

         Revenues from the network integration segment were $13,855,458 in 1998 compared to $7,779,787 in 1997. The net loss for this segment was $538,888 in 1998 compared to $3,942,150 in 1997. The losses include charges for in-process research development of $742,643 in 1998 and $4,167,098 in 1997.

         Revenues from the prescription drug dispensing segment were $1,662,893 in 1998 compared to $1,335,060 in 1997. The net loss for this segment was $55,597 in 1998 compared to net income of $18,040 in 1997.

         NET LOSS APPLICABLE TO COMMON SHAREHOLDERS. As a result of the foregoing, we recorded a net loss applicable to common shareholders of $11,788,185 in 1998, as compared to a net loss of $18,517,122 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         In 1999, cash used in operating activities totaled $6,607,092. This was primarily due to our net loss partially offset by depreciation and amortization charges. In January 1999, we purchased the healthcare electronic transaction processing assets of Specialized Medical Management for $1,000,000 in cash. Additionally, we spent approximately $3,584,000 for fixed assets and capitalized software development costs, $573,000 for acquisition-related costs, paid $500,000 in cash and issued 26,846 shares of common stock in final payment for the Hayes Computer Systems acquisition, paid $250,000 in cash and issued 25,000 shares of common stock for our debt obligation to the former owner of Clinical MicroSystems, Inc., and paid $500,000 to Walgreens under our contract for the purchase of PreScribe. These activities were financed through available cash resources, a private placement sale of 15,000 shares of convertible preferred stock resulting in net proceeds of $14,160,000, a private placement sale of 250,000 shares of our common stock resulting in net proceeds of $2,940,000, net draws of $1,000,000 on our revolving line of credit, and $1,038,000 in proceeds from the exercise of stock options and warrants. As a result of these activities, we had cash and cash equivalents totaling $11,487,938 as of December 31, 1999.

         In February, 2000, we adopted a plan to sell our non-core network integration and prescription drug dispensing segments. The sale of these entities by the end of 2000 will provide additional cash to further support our core businesses.

         Our available funds continue to be used for operations, the further development and marketing of our products and services (including PROXYMED.COM, our healthcare portal website), equipment and other general corporate purposes. As a result of acquisitions made in 1997 and 1998, we are obligated to pay $750,000 in April 2000 to the former owner of Clinical Microsystems, and $500,000 in June 2000 to the former owner of PreScribe. The Clinical MicroSystems payment may be made at least 50% in cash and the balance, if any, in common stock. In addition, we are continuously evaluating acquisition opportunities and other strategic alternatives that add synergies to our product offerings and business strategy.

         In general, we believe that the long-term effects of our various acquisitions have been accretive to our liquidity. While no assurances can be given that revenue synergies will occur, we expect that there will be opportunities to increase revenues by cross-selling products and services to the customers of the acquired entities, as well as revenue opportunities from our product development efforts, including PROXYMED.COM. In addition, we expect to continue to experience cost reduction synergies from operations that have been or are planned to be combined. For example, we believe cost reductions have been achieved, or will be achieved, from the following measures: the electronic transaction processing operations relating to the acquisitions of Integrated Medical Systems, US HealthData Interchange and Specialized Medical Management have been merged into one location; the lab operations relating to the Clinical MicroSystems products and the Key Communications operations have been merged together; and the PreScribe technology has been merged with our pre-existing prescription electronic transaction processing products. However, on a short-term basis, we generally incur additional expenses resulting from our acquisitions due to stay-pay incentives during the transition period, moving costs for employees that are retained, and the merging of different transaction networks. We do not expect our interest costs to increase as a result of our acquisitions, as most of the financing for the acquisitions resulted from issuances of our equity securities, and debt carried by the acquired entities was paid off. While amortization of goodwill and other intangible assets from our acquisitions will not affect our future cash outflows, we expect that such acquisition-related charges will approximate $2,700,000 per quarter through the first quarter of 2001 and then decrease to $250,000 per quarter by the end of 2001.

         In July 1999, we signed an accounts receivable-based revolving line of credit agreement of up to $5,000,000. Borrowings are based on 85% of eligible accounts receivable, repayable on July 30, 2000, collateralized by a lien on all of our assets, and bear interest at the prime rate plus 2% payable monthly (which has ranged from 10% to 10.5%). As of December 31, 1999, we had $1,000,000 outstanding and approximately $3,200,000 available for borrowing under this credit facility.

         At the current time, we do not have any material commitments for capital expenditures. However, our capital spending will increase over the next several quarters as the continued development and infrastructure for PROXYMED.COM and the related personnel staffing is completed.

         The ratio of current assets to current liabilities was 3.0 times at December 31, 1999 and 2.4 times at December 31, 1998. This increase is primarily due to the remaining proceeds from the private placement of convertible preferred stock in December 1999. For the periods ended December 31, 1999 and 1998, accounts receivable turnover for us was 7.6 times in the 1999 period and is comparable to 7.8 times in the 1998 period. Our inventory turnover was 3.9 times in the 1999 period compared to 3.1 times in the 1998 period. This increase is attributable to improved efficiency in operations at Key Communications.

         We expect to continue to incur negative net cash flow from operations until we begin receiving higher levels of revenues, primarily driven by PROXYMED.COM, our healthcare web portal. Management is committed to the strategy of investing funds in further marketing and development of our products and services, specifically for PROXYMED.COM, which will integrate our existing desktop products into a single internet-based solution. We may also pursue additional acquisitions which are deemed to be in accordance with our business strategy. All of these plans may require additional equity or debt financing. We believe that we have access to sources of cash to continue to fund our operating needs, our research and development activities, our acquisition obligations and our strategic needs. In the recent past, we have raised cash to fund our operations and pay for acquisitions from the private placement sales of our common stock. We believe that we can continue to finance our short-term cash needs in this manner as well as utilize our asset-based debt financing. We are currently evaluating the long-term cash needs of PROXYMED.COM, and we may seek cash through the public equity markets; however, there can be no assurances that any such financing will be available under terms and conditions acceptable to us. We believe that if we are not successful in obtaining additional financing to fund the increased research and development expenditures and increased marketing expenditures either through equity raises, debt issuance or the sale of non-core assets, such increased expenditures could be reduced to historical levels, and we could operate at near cash flow break-even until such additional financing is available.

FUTURE OUTLOOK

         We continue to grow through concentration of our efforts on our core eHealth business (including PROXYMED.COM), our business relationships, our strategic acquisitions and other plans to increase the usage of our healthcare information technology products and services to achieve requisite economies of scale. Prior to the second quarter of 1999, we had successfully reduced our operating losses before non-cash charges. Such non-cash charges are significant and result primarily from amortization expenses related to our acquisitions. However, with the development, marketing and implementation of PROXYMED.COM, we anticipate that our operating losses may grow until we generate sufficient recurring revenues from our products and services to cover the total of our cash and non-cash expenses. There can be no assurance that we will realize an adequate level of recurring revenues from the sale of our products and services, or that revenues from our operations, the business plan for PROXYMED.COM, or those of our recently acquired businesses and any future acquisitions will ultimately result in achievement of profitability.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on applying generally accepted accounting principles for recognizing revenue. SAB 101 is effective for fiscal years beginning after December 15, 1999. We believe that the impact of adopting SAB 101 will not be material to our consolidated financial statements.

YEAR 2000 COMPLIANCE

         GENERAL. Many installed computer systems and software products were coded to accept only two digit dates. Such systems would not be able to distinguish 20th century dates from 21st century dates. To address these and any other Year 2000 operational issues which could affect us, in September 1998 we appointed a Year 2000 Committee and hired a Year 2000 project manager to review our internal computer systems and our products and services as well as review the progress of our principal customers, vendors and resellers.

         The Committee developed a priority order list of our products and services and commenced the Year 2000 project plan in accordance with this list. Our Year 2000 project plan consisted of four phases: assessment, remediation, validation and distribution.

         The primary purpose of the assessment phase was to list and analyze the inventory of our products sold and supported. The major issues encountered during this phase were the identification of language the software is written in, the source code and any third-party libraries in a product. The remediation phase was where changes to the programs and codes were actually made. The validation phase was where the remediated products were tested and then submitted for independent verification and validation. The distribution phase, specifically for proprietary products, was where the remediated products were provided to our customers.

         As of the end of 1999, we had completed all phases of our Year 2000 project plan. We did not experience any material adverse impact on our operations during the beginning of 2000 as a result of Year 2000 issues of our customers, internal systems, suppliers and vendors.

         PRODUCTS AND SERVICES. With respect to our products and services, we met our expected completion date of September 1999 for distribution of remediated proprietary laboratory, financial, and prescription software applications. By the end of 1999, remediation of our financial and clinical networks was completed. All new software application releases have been prepared in accordance with our Year 2000 readiness standards.

         Additionally, we had contacted all third party vendors whose proprietary tools and library products are incorporated into our products in order to determine their respective Year 2000 readiness status. Certain of those third parties had required actions to be taken by us. Such actions have been performed in accordance with instructions provided by the vendor.

         Finally, we had contacted our customers to inform them of our Year 2000 readiness status. Updates to that information will continue to be posted on our website.

         ACQUISITIONS. The Committee was also responsible for identifying Year 2000 issues that may be present in acquisition candidates, as Year 2000 compliance was a factor in determining the suitability of an acquisition. Recent acquisitions had included representations from the sellers regarding Year 2000 compliance so that we would have recourse in the event that unforeseen Year 2000 issues arose.

         Based on representations made at time of our merger with Key Communications, we believed that Key Communications' products and services would operate satisfactorily in a Year 2000 environment. By the end of 1999, we completed the assessment, remediation and validation phases of their products and services to verify those representations, and based on procedures performed, we have not had to take any additional actions.

         Concerning our acquisition of Specialized Medical Management, we had identified three potential Year 2000 issues, all of which were resolved by the end of 1999. First, all of Specialized Medical Management's customers required a software upgrade and we replaced their software with our Year 2000-ready products. Second, Specialized Medical Management's financial transactions network was combined with our existing financial transactions network, which is Year 2000 compliant. Third, certain financial transaction services provided to a certain payer were remediated.

         INTERNAL SYSTEMS, VENDORS AND SUPPLIERS. We completed the assessment and remediation phases with respect to our internal administrative systems. Risk assessment was evaluated on all documentation received from our vendors, suppliers, and clinical and financial transaction processing partners. Final attempts to contact unresponsive requests were completed by the end of October 1999.

         COSTS. Since the formation of the Year 2000 Committee in September 1998, we spent approximately $283,000, through February 29, 2000, primarily for personnel and hardware costs. The total estimated budget for expenditures directly related to our Year 2000 effort was approximately $500,000. The budget included staffing costs for employees hired specifically to address Year 2000 issues; however, it did not include internal staff costs, as these costs were considered part of the normal release structure of our products. The estimated budget also included hardware upgrade costs, much of which would have been incurred in our normal equipment replacement plans. As we did not, or expect to, experience significant systems or other Year 2000 problems at or after the turn of the millennium, we do not expect to incur any significant additional costs related to our Year 2000 efforts.

         CONTINGENCY PLAN. While some "worst-case scenarios" were associated with risks outside our control (including power and communications), we attempted to assess those scenarios within our control. The Year 2000 Committee identified the major areas of concern to be the handling of data formatting and transmitting compliant data, and our customers' usage of our software products. To deal with some of these concerns, we had informed our financial network users of the availability of an algorithm to allow those with non-compliant formats to continue transmitting to payers in a Year 2000-compatible format. Our customer support departments had developed policies and procedures and mock testing scenarios to assist our hardware and software customers with Year 2000 related issues. A permanent Year 2000 business continuity and contingency plan for potential disruption and data corruption issues brought about by the Year 2000 was completed in September 1999.

         While unforeseen Year 2000 failures may dictate changes to previously established procedures, we will continually and immediately attempt to diagnose and fix problems, if they arise. Each particular problem dictates an alternate method of processing to maintain business continuity. In the event that a Year 2000 problem occurs at an external entity, that entity will be informed of the problem and we will continue to review and repair the dates until the problem is fixed.

         However, as not all Year 2000 issues will necessarily surface during the beginning of 2000, no assurance can be given that one or more of our major customers or suppliers will not encounter future Year 2000 problems which could have a material adverse impact on our operations. The extent of our future Year 2000 exposure is based on our management's knowledge to date, and although we do not expect any Year 2000 issues to surface in the future, there is no guarantee that this will be achieved. Specific factors that give rise to this uncertainty include, but are not limited to, availability and cost of personnel, failure to identify and correct all Year 2000 susceptible systems and applications, future Year 2000 problems encountered by customers, suppliers and other third parties whose systems and operations impact us, and other similar uncertainties.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This document contains forward-looking statements that reflect our current expectations regarding future events. While these statements reflect our best current judgment, they are subject to risks and uncertainties. Actual results may differ significantly from projected results due to a number of factors, including, but not limited to assumptions, beliefs and opinions relating to our growth strategy based upon our interpretation and analysis of healthcare industry trends and management's ability to successfully develop, market, sell and implement its eCommerce solutions, clinical and financial eTransaction services and software applications to physicians, pharmacies, laboratories and payers. These factors and other risk factors are more fully discussed in the our filings with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

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

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our directors and executive officers are as follows:

NAME                             AGE     POSITION
----                             ---     --------

Michael E. Bedell                39      Chief Marketing Officer and Executive
                                         Vice President

Harold S. Blue                   38      Chairman of the Board

John Paul Guinan                 39      Chief Information Officer and
                                         PRESIDENT-PROXYMED.COM

Bennett Marks                    51      Chief Financial Officer, Executive Vice
                                         President and Director

John B. Okkerse, Jr., Ph.D.      50      Chief Executive Officer and Director

James H. Pickering               45      Chief Operating Officer and President

Frank M. Puthoff                 54      Chief Legal Officer, Executive Vice
                                         President and Secretary

Kevin E. Moley (2)               53      Director

Bertram J. Polan (1)(2)          48      Director

Peter A.A. Saunders (1)(2)       58      Director

Eugene R. Terry (1)              61      Director

--------------------------
(1)    Member of the Audit Committee, the Chairman of which is Mr. Saunders.
(2)    Member of the Compensation Committee, the Chairman of which is Mr. Polan.

         MICHAEL E. BEDELL was appointed Executive Vice President and Chief Marketing Officer in September 1999. From February 1996 to September 1999, Mr. Bedell was an Executive Vice President, Group Account Director of Alcone Marketing Group, a full service Marketing Communications agency, wholly-owned by Omnicom Group, where he was responsible for the United Distillers and Vintners and HJ Heinz USA accounts. Between February 1994 and February 1996, he was a Managing Director of Ryan Partnership Marketing Agency. From 1988 to February 1994, Mr. Bedell held several executive positions with Clarion Marketing and Communications, advancing to Vice President and internal Board member. Mr. Bedell has over 17 years of marketing experience for clients including: Pepsi, P&G, Kraft, Dannon, NFL Properties, Fort James Paper, Prudential Real Estate, General Electric and American Tobacco.

         HAROLD S. BLUE joined ProxyMed in 1993 and currently serves as Chairman of the Board. He also held the position of Chief Executive Officer until December 1999. Blue was also President and Chief Executive Officer of Health Services, Inc., a physician practice management company, from 1992 to 1996, at which time it was sold to InPhyNet Medical Management, Inc. In September 1984, Mr. Blue founded Best Generics, Incorporated, which was later sold to pharmaceutical manufacturer, IVAX Corporation, where Mr. Blue served as a member of IVAX's Board of Directors from 1988 to 1990. From 1979 to 1984, Mr. Blue was President and Chief Executive Officer of Budget Drugs, Inc., a retail discount pharmacy chain located in South Florida.

         JOHN PAUL GUINAN joined ProxyMed in June 1995 and currently serves as President-PROXYMED.COM and Chief Information Officer. Mr. Guinan served as President and a director of ProxyMed between June 1995 and December 1999. He was also its Chief Operating Officer from August 1996 to January 1998. He was an Executive Vice President of ProxyMed from July 1993 until June 1995. From March 1993 to June 1993, Mr. Guinan was the Chief Executive Officer and co-founder of ProxyScript, Inc. (f/k/a Medical Containment Systems, Inc.), which ProxyMed acquired in June 1993. From 1989 until April 1993, Mr. Guinan founded and developed two companies: The Desktop Professionals, Inc., a company which supplied automation systems to South Florida professional offices; and POSitive Thinking, Inc., a software development company which specialized in point-of-sale systems.

         BENNETT MARKS was appointed Co-President between November 1998 and December 1999, and currently serves as Executive Vice President - Finance. He has also served as Chief Financial Officer and a director of ProxyMed since October 1993. From May 1991 to October 1993, Mr. Marks was Vice President - Finance and a director of another public company engaged in the manufacturing and marketing of network management systems for use by telecommunication companies. From 1981 to April 1991, Mr. Marks was an audit partner with KPMG, an international accounting and consulting firm. While with KPMG, Mr. Marks was the partner on audits of numerous public companies and served as an Associate SEC Reviewing Partner. He also served as the Administrative Partner in charge of KPMG's West Palm Beach, Florida office. Mr. Marks is a certified public accountant.

         JOHN B. OKKERSE, JR., PH.D. was appointed Chief Executive Officer and Director of ProxyMed in December 1999. Prior to joining ProxyMed, Dr. Okkerse spent 24 years at SmithKline Beecham working in the clinical laboratory division. From April 1998 to August 1999, Dr. Okkerse was the Chief Operating Officer for SB Healthcare Services. In this capacity, he oversaw the operations of SmithKline's clinical laboratory, SmithKline Beecham Clinical Laboratories
(SBCL) and its pharmacy benefit management company, Diversified Pharmaceutical Services. From October 1996 to April 1998, Dr. Okkerse was President of SmithKline Beecham Clinical Laboratories, one of the largest commercial clinical laboratories. Prior to his appointment as President, Dr. Okkerse was SBCL's Chief Technology Officer from 1994 to 1996 and was Vice President and General Manager of SBCL's operation in Florida from 1988 to 1994. Dr. Okkerse has a Ph.D. in Cellular and Molecular Biology from the University of Southern California.

         JAMES H. PICKERING was appointed Co-President between November 1998 and December 1999, and currently serves as President and has been the Chief Operating Officer since January 1998. From September 1995 to January 1998, Mr. Pickering served as President of Med-Link Technologies, Inc., a healthcare electronic transaction processing company and a subsidiary of SPS Payment Systems, Inc., a New York Stock Exchange company and affiliate of Morgan Stanley, Dean Witter Discover and Co. From October 1991 to September 1995, Mr. Pickering was Vice President - Systems for National Electronic Information Corporation (NEIC), also a healthcare electronic transaction processing company. Prior to that, Mr. Pickering served as a consultant for Metropolitan Life Insurance Company and the Prudential Insurance Company designing and implementing claims administration, utilization review and managed-care capitation systems.

         FRANK M. PUTHOFF was appointed Executive Vice President, Chief Legal Officer and Secretary of ProxyMed in August 1996. From July 1994 to August 1996, he was Vice President, General Counsel and Secretary for Miami Subs Corporation. Between July 1990 and July 1994, he held several executive positions with Ground Round Restaurants, Inc., an affiliate of Hanson PLC, serving most recently as Senior Vice President, General Counsel and Secretary. Prior thereto, he served as Division Counsel for PepsiCo, Inc. and held various executive positions with Pizza Hut, Inc. and Marriott Corporation, and was in private practice. He is a licensed attorney in Ohio, the District of Columbia and Florida.

         KEVIN E. MOLEY has been a director of ProxyMed since June 1999. From November 1998 to December 1999, Mr. Moley served as Chairman of the Board of Patient Care Dynamics LLC, a provider of computer hardware and software to physicians. From January 1996 to February 1998, he was President and Chief Executive Officer of Integrated Medical Systems, Inc. where he served as a director since 1994. From February 1993 to December 1995, Mr. Moley was Senior Vice President to PCS Health Systems, Inc., a provider of prescription management services. From 1989 to 1992, Mr. Moley served in the George Bush administration as an Assistant Secretary of the U.S. Department of Health and Human Services ("HHS"), and in 1992-1993 as Deputy Secretary of HHS. He also serves as a director of Innovative Clinical Solutions, Ltd., a site management organization, Merge Technologies, Inc., a medical imaging software company, Per Se Technologies, a medical billing company, and Cephalon, Inc., a bio-technology company.

         BERTRAM J. POLAN has been a director of ProxyMed since August 1995. Mr. Polan is the founder and President of Gemini Bio-Products, Inc., a California-based supplier of biological products used in medical schools, private medicine research institutes and the bio-technology industry, which he founded in 1985. From 1973 to 1985, Mr. Polan was employed in various executive capacities, most recently as vice president of sales and marketing, with Northern American Biologicals, Inc., one of the world's largest independent providers of human plasma products.

         PETER A.A. SAUNDERS, F.R.S.A. (Fellow of Royal Society of Arts) is the owner and Chairman of Pass Consultants, a marketing and business consulting firm he founded in Surrey, England in 1988. From 1992 through 1994, he also served as Managing Director of United Artist Communications (London-U.K.), Ltd. From 1959 to 1984, Mr. Saunders held various executive and directorship positions with Allders Department Stores, a subsidiary of United Drapery Department Stores Group, and, after its acquisition by Hanson Trust, P.L.C. in 1984, continued as a Director until 1988. Since 1989, Mr. Saunders has been serving as a Director of Theragenics Corporation, a public company located in Norcross, Georgia, specializing in the treatment of prostate cancer; as a non-executive Director of Mayday Healthcare NHS Trust, a 700-bed hospital in Surrey, England from 1992 to 1998; and as a non-executive Director of Eurbell (Sussex) Limited, a United Kingdom cable television and telecommunications company from 1993 to 1998.

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

         AUDIT COMMITTEE - Our Audit Committee consists of three non-employee directors: Peter A.A. Saunders (Chair), Bertram J. Polan and Eugene R. Terry. The Audit Committee is responsible for meeting with representatives of our independent accountants and with representatives of senior management to review the general scope of our annual audit, matters relating to internal audit control systems and the fee charged by the independent accountants. In addition, the Audit Committee is responsible for reviewing and monitoring the performance of non-audit services by our independent accountants and for recommending the engagement or discharge of our independent accountants.

         COMPENSATION COMMITTEE - Our Compensation Committee consists of three non-employee directors: Bertram J. Polan (Chair), Kevin E. Moley and Peter A.A. Saunders. The Compensation Committee is responsible for approving and reporting to the Board on the annual compensation for all officers, including salary, stock options and other consideration, if any. The Committee is also responsible for granting stock awards, stock options and other awards to be made under our existing plans.

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

         Based on our review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during our fiscal year ended December 31, 1999, all filing requirements applicable to our officers and directors and greater than 10% beneficial owners were complied with, except that
(1) Mr. Saunders unknowingly failed to timely file a Form 4 for a transaction in June 1998 and for a transaction in June 1999, but has since timely filed a Form 5 covering these transactions; and (2) we have not received from Bellingham Industries Inc. a Form 5 or a written representation that no Form 5 is required.

                         ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid during the past three fiscal years to our Chief Executive Officers and our other four most highly compensated executive officers with annual compensation over $100,000 for such years (the "named executive officers"), plus two additional individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as executive officers at the end of the last completed fiscal year:

                                               SUMMARY COMPENSATION TABLE
                                                                     -------------------------------------
                                                                            LONG-TERM COMPENSATION
                                ------------------------------------ ------------------------------------- -----------
                                        ANNUAL COMPENSATION                   AWARDS             PAYOUTS
------------------------ ------ ------------------------------------ -------------------------- ----------    ALL
                                                                                   SECURITIES                OTHER
       NAME AND                                           OTHER      RESTRICTED    UNDERLYING     LTIP      COMPEN-
       PRINCIPAL                                          ANNUAL        STOCK       OPTIONS/     PAYOUTS     SATION
       POSITION          YEAR      SALARY      BONUS      COMP.       AWARD(S)        SARS
------------------------ ------ ------------- -------- ------------- ------------ ------------- ---------- -----------
John B. Okkerse, Jr.
CEO                      1999      16,154(1)       --            --           --       400,000         --          --

Harold S. Blue
Chairman and CEO         1999        202,198       --            --           --        50,000         --          --
                         1998        145,033       --            --           --            --         --          --
                         1997        125,000       --            --           --            --         --          --

John Paul Guinan
Pres., PROXYMED.COM      1999        180,609    5,000            --           --        35,000         --          --
                         1998        163,943   15,063            --           --            --         --          --
                         1997        125,000                     --           --            --         --          --

Bennett Marks
EVP & CFO                1999        182,198   15,000            --           --        25,000         --          --
                         1998        145,305   20,000            --           --        20,000         --          --
                         1997        128,646   15,000            --           --            --         --          --

James H. Pickering
President & COO          1999        201,236       --     36,540(3)           --        20,000         --          --
                         1998        165,456   10,000     47,182(2)           --       130,000         --          --

Jeff K. Carpenter
Pres., Lab Division      1999        282,408  100,000            --           --       142,000         --          --

Bruce S. Roberson
EVP-Business Dev.        1999        182,447       --            --           --        35,000         --          --
                         1998        180,000   50,000     22,506(2)           --        20,000         --          --
                         1997         30,000       --        24,759           --                       --          --
------------------------ ------ ------------- -------- ------------- ------------ ------------- ---------- -----------

------------------
(1)      Dr. Okkerse joined us on November 26, 1999.
(2)      Consists of reimbursement of relocation expenses.
(3)      Consists of reimbursement of certain commuting expenses.


         The following table provides information on stock option grants during fiscal year 1999 to each of the named executive officers:

                                             OPTION/SAR GRANTS IN LAST FISCAL YEAR
---------------------------------------------------------------------------------------- -----------------------------
                                                                                          POTENTIAL REALIZABLE VALUE
                                                                                           AT ASSUMED ANNUAL RATES
                                                                                         OF STOCK PRICE APPRECIATION
                                   INDIVIDUAL GRANTS                                           FOR OPTION TERM
------------------------- ---------------- ---------------- ------------- -------------- --------------- -------------
                                             % OF TOTAL
                          # OF SECURITIES   OPTIONS/SARS
                            UNDERLYING       GRANTED TO
                             OPTIONS/        EMPLOYEE IN    EXERCISE OR    EXPIRATION
          NAME             SARS GRANTED      FISCAL YEAR     BASE PRICE       DATE             5%            10%
------------------------- ---------------- ---------------- ------------- -------------- --------------- -------------
Harold S. Blue                50,000             3%            $13.25        6/28/04          $ 183,037     $ 404,463
------------------------- ---------------- ---------------- ------------- -------------- --------------- -------------
John Paul Guinan              35,000             2%            $13.25        6/28/04          $ 128,126     $ 283,124
------------------------- ---------------- ---------------- ------------- -------------- --------------- -------------
Bennett Marks                 25,000             2%            $13.25        6/28/04           $ 91,518     $ 202,231
------------------------- ---------------- ---------------- ------------- -------------- --------------- -------------
John B. Okkerse, Jr.          400,000            27%           $10.25       11/26/09         $2,578,468    $6,534,344
------------------------- ---------------- ---------------- ------------- -------------- --------------- -------------
James H. Pickering            20,000             1%            $13.25        6/28/04           $ 73,215     $ 161,785
------------------------- ---------------- ---------------- ------------- -------------- --------------- -------------
Jeff K. Carpenter             44,000             3%            $11.75        1/4/09           $ 325,139     $ 823,965
------------------------- ---------------- ---------------- ------------- -------------- --------------- -------------
Jeff K. Carpenter             98,000             7%            $11.00        8/11/04          $ 297,832     $ 658,130
------------------------- ---------------- ---------------- ------------- -------------- --------------- -------------
Bruce S. Roberson             35,000             2%            $13.25        6/28/04          $ 128,126     $ 283,124
------------------------- ---------------- ---------------- ------------- -------------- --------------- -------------


         The following table sets forth certain information concerning unexercised options held by each of the named executive officers:

                             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                         AND FY-END OPTIONS/SAR VALUES
                                                     -------------------------------- --------------------------------
                                                          NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED                IN-THE-MONEY
                                                       OPTIONS/SARS AT FY-END (#)       OPTIONS/SARS AT FY-END ($)*
----------------------- -------------- ------------- -------------------------------- --------------------------------
                         # OF SHARES
                         ACQUIRED ON     $ VALUE
         NAME             EXERCISE       REALIZED     EXERCISABLE     UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
----------------------- -------------- ------------- --------------- ---------------- ---------------- ---------------
Harold S. Blue                 --              --       150,000          50,000             $ 937,500              --
----------------------- -------------- ------------- --------------- ---------------- ---------------- ---------------
John Paul Guinan               --              --       217,500          35,000            $1,232,475              --
----------------------- -------------- ------------- --------------- ---------------- ---------------- ---------------
Bennett Marks                  --              --       107,917          38,333             $ 564,981         $34,132
----------------------- -------------- ------------- --------------- ---------------- ---------------- ---------------
John B. Okkerse, Jr.           --              --            --         400,000                    --              --
----------------------- -------------- ------------- --------------- ---------------- ---------------- ---------------
James H. Pickering             --              --        44,000         106,000             $ 121,000        $232,700
----------------------- -------------- ------------- --------------- ---------------- ---------------- ---------------
Jeff K. Carpenter              --              --        44,000          98,000                    --              --
----------------------- -------------- ------------- --------------- ---------------- ---------------- ---------------
Bruce S. Roberson          68,550        $261,014        38,117          48,333             $ 107,109         $37,466
----------------------- -------------- ------------- --------------- ---------------- ---------------- ---------------


*Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year-end market value of the common stock, which was $9.75 on December 31, 1999.

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

COMPENSATION OF DIRECTORS

         Our employee directors are not compensated for their services as directors. Outside directors receive $2,000 for each regularly scheduled board meeting personally attended, $500 for each telephonic board meeting, and $500 each quarter for each committee a director is a member. All directors are reimbursed for reasonable expenses incurred in attending board meetings. In addition, non-employee directors receive stock options under the 1995 Outside Plan (described below) upon the directors' initial election or appointment to the Board of Directors. During 1995 through 1999, Messrs. Polan and Terry, upon joining the Board, were each granted options to purchase 75,000 shares of common stock at an exercise price equal to the market price on the date of grant. These options are now fully vested and expire on August 28, 2000. Upon joining the Board in 1998, Mr. Saunders received 20,000 options at $7.19 price per share. Half of these options vested in September 1998, and the other half vested in September 1999. These options expire ten years after the date of grant. Upon joining the Board in 1999, Mr. Moley received 25,000 options at $13.00 price per share. These options will vest over three years and expire five years after the date of grant.

EMPLOYMENT AGREEMENTS WITH THE NAMED EXECUTIVE OFFICERS

         On April 1, 1996, we entered into an employment agreement with Mr. Blue for a period of three years, which is automatically extended from year to year unless terminated by either party upon 60 days' written notice. Mr. Blue receives an annual base salary of $204,407 and is entitled to such bonuses as may be awarded from time to time by the Board of Directors and to participate in any stock option or bonus plans which we may now have or in the future develop. Mr. Blue may be terminated for "cause", as defined in the agreement. If he is terminated for cause, he will be entitled to base salary earned, and he will retain all vested stock options which shall remain exercisable for 90 days after the date of termination. If he is terminated "without cause", then he will be entitled to receive an amount equal to his base salary plus bonus, if any, and continuation of health insurance for six months following termination. In addition, the agreement contains confidentiality and non-competition covenants. Mr. Guinan has an employment agreement with us for a three-year term commencing on December 5, 1995, which is substantially similar to Mr. Blue's, with an annual base salary of $200,391. The employment agreements were renewed by their terms for an additional year.

         In November 1996, we entered into an employment agreement with Mr. Marks. In November 1997, we entered into an employment agreement with Mr. Pickering. The agreements are for a three-year term and automatically extend from year to year thereafter unless terminated by us upon 90 days' written notice or by the employee upon 30 days' written notice prior to the end of the initial term or any extension. Mr. Marks and Mr. Pickering receive an annual base salary of $200,325 and $225,325, respectively, and are entitled to such bonuses as may be awarded from time to time and to participate in any stock option or bonus plans which we may now have or in the future develop. They may be terminated for "cause" as defined in their agreements. If terminated for cause, they will be entitled to base salary earned, and they will retain all vested stock options which shall remain exercisable for 90 days after the date of termination. If, upon 90 days' prior written notice, they are terminated "without cause", they will be entitled to receive an amount equal to their base salary plus bonus, if any, and continuation of health insurance for six months following termination, plus any unvested options shall vest. In addition, the agreements contain confidentiality and non-competition covenants. Mr. Mark's employment agreement was renewed by its terms for an additional year.

         In November 1999, we entered into an employment agreement with Dr. Okkerse. The agreement is for a three-year term and automatically extends from year to year thereafter unless terminated by us upon 90 days' written notice or by the employee upon 30 days' written notice prior to the end of the initial term or any extension. He receives an annual base salary of $200,000 and is entitled to bonuses as may be awarded from time to time and has the ability to earn an additional cash bonus of at least $200,000 per year, and to participate in any stock option or bonus plans which we may now have or in the future develop. He may be terminated for "cause" as defined in his agreement. If terminated for cause, he will be entitled to base salary earned, and he will retain all vested stock options which shall remain exercisable for 90 days after the date of termination. If, upon 90 days' prior written notice, he is terminated "without cause", he will be entitled to receive an amount equal to his base salary plus bonus, if any, and continuation of health insurance for nine months following termination, plus any unvested options shall vest. In addition, the agreement contains confidentiality and non-competition covenants.

LIABILITY AND INDEMNIFICATION OF OUR DIRECTORS AND OFFICERS

         We have entered into indemnification agreements with each of our directors and executive officers limiting their personal liability for monetary damages for breach of their fiduciary duties as officers and directors, except for liability that cannot be eliminated under the Florida Business Corporation Act. The Florida Business Corporation Act provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duty as directors, except for liability (i) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (ii) for any unlawful payment of a dividend or unlawful stock repurchase or redemption, as provided in Section 607.0834 of the Florida Business Corporation Act, (iii) for any transaction from which the director derived an improper personal benefit, or (iv) for a violation of criminal law. Our Restated Articles of Incorporation and Bylaws also provide that we shall indemnify our directors and officers to the fullest extent permitted by Section
607.0831 of the Florida Business Corporation Act, including circumstances in which indemnification is otherwise discretionary. We have procured and maintain a policy of insurance under which our directors and officers are insured, subject to the limits of the policy, against certain losses arising from claims made against such directors and officers.

            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of our common stock as of March 10, 2000, with respect to (i) each person known to us to be the beneficial owner of more than 5% of our common stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table, and (iv) all of our directors and officers as a group:

          NAME AND ADDRESS(1)                # OF SHARES(2)      % OF CLASS
          -------------------                --------------      ----------
          Harold S. Blue(3)                     804,132             4.3%

          John Paul Guinan(4)                   197,500             1.1%

          Bennett Marks(5)                      131,417               *

          John B. Okkerse, Jr., Ph.D.                 0               0

          James H. Pickering(4)                  77,000               *

          Kevin E. Moley                              0               0

          Bertram J. Polan(6)                    87,500               *

          Peter A.A. Saunders(7)                 22,500               *

          Eugene R. Terry(4)                     75,000               *

          Bellingham Industries Inc.(8)       6,017,342            32.1%
          Urraca Building
          Frederico Boyd Avenue
          Panama City, Panama

          All directors and officers          2,904,936            14.9%
          as a group (34 persons)(9)

----------------------
*Less than 1%

(1) The address for each person, unless otherwise noted, is 2555 Davie Road, Suite 110, Fort Lauderdale, Florida 33317-7424.
(2) In accordance with Rule 13d-3 of the Exchange Act, shares that are not outstanding, but that are subject to options, warrants, rights or conversion privileges exercisable within 60 days from March 3, 2000, have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the individual having such right, but have not been deemed outstanding for the purpose of computing the percentage for any other person.
(3) Includes 654,132 shares held of record, and 150,000 shares issuable upon the exercise of currently exercisable stock options.
(4) Represents shares issuable upon the exercise of currently exercisable stock options.
(5) Includes 23,500 shares held of record, and 107,917 shares issuable upon the exercise of currently exercisable stock options.
(6) Includes 12,500 shares held of record, and 75,000 shares issuable upon exercise of currently exercisable stock options.
(7) Includes 2,500 held of record, plus 20,000 shares issuable upon exercise of currently exercisable stock options.
(8) Includes 5,767,342 shares held of record, and 250,000 shares issuable upon the exercise of currently exercisable stock options. Share amounts were provided by Bellingham.
(9) Includes 1,878,932 shares held of record, and 1,026,004 shares issuable upon the exercise of currently exercisable stock options.

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
              Part II, Item 8:

      Consolidated Financial Statements
           Report of Independent Certified Public Accountants                                   F-2
           Consolidated Balance Sheets - December 31, 1999 and 1998                             F-3
           Consolidated Statements of Operations - Years Ended December 31, 1999,               F-4
              1998 and 1997
           Consolidated Statements of Stockholders' Equity - Years Ended                        F-5
              December 31, 1999, 1998 and 1997
           Consolidated Statements of Cash Flows - Years Ended December 31, 1999,               F-6
              1998 and 1997
           Notes to Consolidated Financial Statements                                        F-7 - F-23

      (2) The following schedule for the years 1999 and 1998 is submitted herewith:

               Schedule II - Valuation and Qualifying Accounts -                                F-24
                  Years Ended December 31, 1999 and 1998

      (3) Exhibits required to be filed by Item 601 of Regulation S-K as exhibits to this Report are listed in the Exhibit Index appearing on pages 31 through 33.

(b)          Reports on Form 8-K:

             During the quarter ended December 31, 1999, a Form 8-K report was filed by ProxyMed with the Securities and Exchange Commission on December 28, 1999, reporting an event dated December 23, 1999, regarding the convertible preferred stock offering and warrants.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 23, 2000                    PROXYMED, INC.


                                           By: /s/ JOHN B. OKKERSE, JR.
                                              ----------------------------------
                                               John B. Okkerse, Jr., Ph.D.
                                               Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          SIGNATURES                             TITLE                              DATE
          ----------                             -----                              ----
/s/ HAROLD S. BLUE                       Chairman of the Board                  March 23, 2000
------------------------------------
Harold S. Blue

/s/ JOHN B. OKKERSE, JR., PH.D.          Chief Executive Officer and Director   March 23, 2000
----------------------------------       (principal executive officer)
John B. Okkerse, Jr., Ph.D.

/s/ BENNETT MARKS                        Executive Vice President-Finance,      March 23, 2000
------------------------------------     Chief Financial Officer and Director
Bennett Marks                            (principal financial and accounting
                                         officer)

/s/ KEVIN E. MOLEY                       Director                               March 23, 2000
------------------------------------
Kevin E. Moley

/s/ BERTRAM J. POLAN                     Director                               March 23, 2000
------------------------------------
Bertram J. Polan

/s/ PETER A. A. SAUNDERS                 Director                               March 23, 2000
---------------------------
Peter A. A. Saunders

/s/ EUGENE R. TERRY                      Director                               March 23, 2000
------------------------------------
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

   10.8 Asset Purchase Agreement between ProxyMed and Clinical Microsystems, Inc. and Glenn Gilchrist (incorporated by reference to Exhibit 1 of Form 8-K, File No. 000-22052, reporting an event dated March 14,
            1997).

   10.9 *Employment Agreement between ProxyMed and Frank M. Puthoff dated November 11, 1996 (incorporated by reference to Exhibit 10.7 of the Form 10-KSB for the period ending December 31, 1996).

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

   10.15 Stock Purchase Agreement between ProxyMed and WPJ, Inc. and Robert Weinberger and Mark Pehl (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated May 19,
            1998).

   10.16 Asset Purchase Agreement between ProxyMed and Hayes Computer Systems, Inc. and Danny Hayes (incorporated by reference to Exhibit 1 of From 8-K, File No. 000-22052, reporting an event dated April 30, 1997).

   10.17 Asset Purchase Agreement between ProxyMed and US HealthData Interchange, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated November 19,
            1997).

   10.18 *1997 Stock Option Plan (incorporated by reference to Exhibit A of ProxyMed's Proxy Statement for its 1997 Annual Meeting of Shareholders).

   10.19 *Employment Agreement between ProxyMed and James Pickering dated November 10, 1997 (incorporated by reference to Exhibit 10.19 of the 10-K for the period ending December 31, 1997).

   10.20 Agreement and Plan of Merger between ProxyMed Acquisition Corp., Key Communications Service, Inc., Jeff K. Carpenter, A. Thomas Hardy and Carl W. Garmon (incorporated by reference to Exhibit 2.1 of Form 8-K, File #000-22052, reporting an event dated December 31, 1998).

   10.21 *Employment Agreement between ProxyMed and Jeff K. Carpenter dated December 31, 1998 (incorporated by reference to Exhibit 2.5 of Form 8-K, File No. 000-22052, reporting an event on December 31, 1998).

   10.22 Asset Purchase Agreement between ProxyMed and Specialized Medical Management, Inc. and its parent, Texas Health Management Services, Inc., dated January 12, 1999 (incorporated by reference to Exhibit
            10.22 of the 10-K for the period ending December 31, 1998).

   10.23 *Form of Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.23 of the Registration Statement on Form S-8, File No. 333-92905).

   10.24 *Employment Agreement between ProxyMed and Michael E. Bedell dated September 8, 1999 (incorporated by reference to Exhibit 2 of Form 10-Q for the period ending September 30, 1999).

   10.25 Securities Purchase Agreement dated as of December 23, 1999, by and among ProxyMed and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.24 of Form 8-K, File No. 000-22052, reporting an event on December 23, 1999).

   10.26 *Employment Agreement between ProxyMed and John B. Okkerse, Jr., Ph.D. dated November 26, 1999.

   21 Subsidiaries of the ProxyMed (incorporated by reference to Exhibit 21 of Form 10-K for the period ending December 31, 1998).

   23       Consent of PricewaterhouseCoopers LLP.

   27       Financial Data Schedule.

----------------------
*Denotes employment agreement or compensatory plan.

                         PROXYMED, INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                    PAGE
                                                                    ----
Consolidated Financial Statements

     Report of Independent Certified Public Accountants              F-2

     Consolidated Balance Sheets - December 31, 1999 and 1998        F-3

     Consolidated Statements of Operations -                         F-4
         Years Ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Stockholders' Equity -               F-5
         Years Ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows -                         F-6
         Years Ended December 31, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements                   F-7 - F-23

Financial Statement Schedule

     Schedule II - Valuation and Qualifying Accounts -               F-24
         Years Ended December 31, 1999 and 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of ProxyMed, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ProxyMed, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Miami, Florida
February 21, 2000

                         PROXYMED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                   ASSETS                                1999                1998
                                   ------                            -------------      -------------
Current assets:
     Cash and cash equivalents                                       $  11,487,938      $   4,626,649
     Accounts receivable - trade, net of allowance for
        doubtful accounts of $662,813 and $521,319, respectively         3,298,298          3,168,862
     Other receivables                                                     246,366            460,539
     Inventory                                                           1,842,055          1,923,093
     Other current assets                                                  419,410            213,152
     Net current assets of discontinued operations                       1,719,791          2,428,583
                                                                     -------------      -------------
        Total current assets                                            19,013,858         12,820,878
Property and equipment, net                                              4,321,943          3,529,955
Goodwill, net                                                            9,629,115         14,974,201
Purchased technology, capitalized software and
     other intangible assets, net                                       10,027,887         13,418,211
Other assets                                                               477,742            548,324
Net long-term assets of discontinued operations                          1,302,339          1,611,133
                                                                     -------------      -------------
        Total assets                                                 $  44,772,884      $  46,902,702
                                                                     =============      =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
     Borrowings under revolving credit facility                      $   1,000,000      $          --
     Current portion of long-term debt                                     735,788            498,452
     Accounts payable and accrued expenses                               4,263,032          4,394,393
     Deferred revenue                                                      435,349            363,546
                                                                     -------------      -------------
        Total current liabilities                                        6,434,169          5,256,391
Long-term debt                                                                  --            667,193
Long-term deferred revenue and other long-term liabilities                 583,136            699,999
                                                                     -------------      -------------
        Total liabilities                                                7,017,305          6,623,583
                                                                     -------------      -------------
Commitments and contingencies

Stockholders' equity:
     Series B 6% Convertible preferred stock - $.01 par value
        Authorized, issued and outstanding 15,000 shares;
        liquidation preference $16,050,000                                     150                 --
     Common stock - $.001 par value. Authorized
        50,000,000 shares; issued and outstanding
        18,327,402 and 17,808,172 shares, respectively                      18,327             17,808
     Additional paid-in capital                                        101,477,438         82,427,262
     Accumulated deficit                                               (63,740,336)       (41,906,151)
     Note receivable from stockholder                                           --           (259,800)
                                                                     -------------      -------------
        Total stockholders' equity                                      37,755,579         40,279,119
                                                                     -------------      -------------
        Total liabilities and stockholders' equity                   $  44,772,884      $  46,902,702
                                                                     =============      =============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                   1999              1998              1997
                                                               ------------      ------------      ------------
Revenues:
     Services and license fees                                 $ 18,194,955      $ 16,279,854      $  1,575,729
     Communication devices, computer systems
        and other tangible goods                                 10,828,110         5,969,472           241,393
                                                               ------------      ------------      ------------
                                                                 29,023,065        22,249,326         1,817,122
                                                               ------------      ------------      ------------
Costs and expenses:
     Cost of services and license fees                            1,215,104         1,163,380           173,332
     Cost of tangible goods                                       7,278,617         3,565,632           207,686
     Selling, general and administrative expenses                27,484,067        19,961,105        11,002,340
     Depreciation and amortization                               13,064,146         8,646,253           993,924
     In-process research and development technology                      --                --         4,300,000
                                                               ------------      ------------      ------------
                                                                 49,041,934        33,336,370        16,677,282
                                                               ------------      ------------      ------------

        Operating loss                                          (20,018,869)      (11,087,044)      (14,860,160)

Interest income (expense), net                                     (100,909)         (106,656)          267,148
                                                               ------------      ------------      ------------

        Loss from continuing operations                         (20,119,778)      (11,193,700)      (14,593,012)

Discontinued operations (Note 3):
     Loss from discontinued operations                           (1,195,121)         (594,485)       (3,924,110)
     Estimated loss on disposal of discontinued operations         (519,286)               --                --
                                                               ------------      ------------      ------------
                                                                 (1,714,407)         (594,485)       (3,924,110)
                                                               ------------      ------------      ------------

        Net loss                                                (21,834,185)      (11,788,185)      (18,517,122)

Dividends on cumulative preferred stock                              22,192                --                --
                                                               ------------      ------------      ------------
        Net loss applicable to
            common shareholders                                $(21,856,377)     $(11,788,185)     $(18,517,122)
                                                               ============      ============      ============

Weighted average common shares outstanding                       18,032,042        15,653,374        10,589,333
                                                               ============      ============      ============
Basic and diluted net loss per share of common stock:
        Loss from continuing operations                        $      (1.12)     $       (.71)     $      (1.38)
        Loss from discontinued operations                              (.09)             (.04)             (.37)
                                                               ------------      ------------      ------------
            Net loss                                           $      (1.21)     $       (.75)     $      (1.75)
                                                               ============      ============      ============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                                            Note
                                 PREFERRED STOCK       COMMON STOCK                                      receivable
                                 ----------------  --------------------
                                   NUMBER    PAR      NUMBER     PAR       ADDITIONAL      ACCUMULATED      FROM
                                 OF SHARES  VALUE   OF SHARES   VALUE    PAID-IN CAPITAL     DEFICIT     STOCKHOLDER       TOTAL
                                 ---------  -----  ----------  --------   -------------   -------------   ---------   -------------
Balances, January 1, 1997               --  $  --   9,541,610  $  9,542   $  25,944,057   $ (11,038,294)  $      --   $  14,915,305

Sales of common stock, net
    of expenses of $664,863             --     --   1,625,000     1,625      13,389,762              --          --      13,391,387
Exercise of stock options
    and warrants                        --     --     211,261       211       1,102,440              --          --       1,102,651
Common stock issued for
    acquired businesses                 --     --     514,001       514       2,055,937              --          --       2,056,451
Warrants issued for acquisition
    of assets                           --     --          --        --         731,938              --          --         731,938
Compensatory stock options              --     --          --        --          26,100              --          --          26,100
Purchase of treasury stock              --     --    (110,000)     (110)       (554,848)             --          --        (554,958)
Net loss                                --     --          --        --              --     (18,517,122)         --     (18,517,122)
                                 ---------  -----  ----------  --------   -------------   -------------   ---------   -------------

Balances, December 31, 1997             --     --  11,781,872    11,782      42,695,386     (29,555,416)         --      13,151,752

Sales of common stock, net
    of expenses of $1,091,360           --     --   3,013,416     3,013      29,115,492              --          --      29,118,505
Exercise of stock options
    and warrants                        --     --     422,639       423       1,711,077              --    (259,800)      1,451,700
Common stock issued for pooled
    and acquired businesses             --     --   2,590,245     2,590       5,287,894         554,848          --       5,845,332
Retirement of debt for
    pooled company                      --     --          --        --       3,015,505              --          --       3,015,505
Tax distributions for
    pooled company                      --     --          --        --        (515,490)             --          --        (515,490)
Reclassification of retained
    earnings of pooled
    company upon termin-
    ation of  S Corporation
    tax status                          --     --          --        --       1,117,398      (1,117,398)         --              --
Net loss                                --     --          --        --              --     (11,788,185)         --     (11,788,185)
                                 ---------  -----  ----------  --------   -------------   -------------   ---------   -------------

Balances, December 31, 1998             --     --  17,808,172    17,808      82,427,262     (41,906,151)   (259,800)     40,279,119

Sale of common stock, net
    of expenses of $67,673              --     --     250,000       250       2,932,077              --          --       2,932,327
Sale of preferred stock, net
    of expenses of $840,000         15,000    150          --        --      14,159,850              --          --      14,160,000
Exercise of stock options
    and warrants                        --     --     207,384       207       1,037,450              --          --       1,037,657
Common stock issued for
    acquired businesses                 --     --      51,846        52         749,948              --          --         750,000
Compensatory stock and
    stock options                       --     --      10,000        10         193,043              --          --         193,053
Repayment of stockholder note           --     --          --        --              --              --     259,800         259,800
Dividends on preferred stock            --     --          --        --         (22,192)             --          --         (22,192)
Net loss                                --     --          --        --              --     (21,834,185)         --     (21,834,185)
                                 ---------  -----  ----------  --------   -------------   -------------   ---------   -------------
Balances, December 31, 1999         15,000  $ 150  18,327,402  $ 18,327   $ 101,477,438   $ (63,740,336)  $      --   $  37,755,579
                                 =========  =====  ==========  ========   =============   =============   =========   =============


See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                           1999              1998              1997
                                                                       ------------      ------------      ------------
Cash flows from operating activities:
     Net loss                                                          $(21,834,185)     $(11,788,185)     $(18,517,122)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
            Depreciation and amortization                                14,213,148         8,977,127         1,078,300
            In-process research and
                development technology                                           --           742,623         8,467,098
            Provision for doubtful accounts                                 639,604           355,757            76,963
            Reserve for obsolete inventory                                  350,000                --                --
            Amortization of covenant not-to-compete                              --           (20,000)          (80,000)
            Write-off of retired assets                                      82,905                --           363,237
            Compensatory options and warrants issued                         11,490                --            26,100
            Net current assets of discontinued operations                   809,629        (1,291,322)       (1,271,368)
            Changes in assets and liabilities, net of
               effect of acquisitions and dispositions:
                Accounts and other receivables                             (180,196)          129,699           (25,247)
                Inventory                                                    81,038          (393,789)          (80,700)
                Accounts payable and accrued expenses                      (957,347)       (1,847,661)        1,847,738
                Deferred revenue                                           (128,201)          559,052          (116,915)
                Other, net                                                  305,023           180,963           (16,656)
                                                                       ------------      ------------      ------------
         Net cash used in operating activities                           (6,607,092)       (4,395,736)       (8,248,572)
                                                                       ------------      ------------      ------------
Cash flows from investing activities:
     Acquisition of businesses, net of cash acquired                     (1,000,000)      (19,933,922)       (9,909,551)
     Payment of acquisition contingency of discontinued operations         (500,000)         (500,000)               --
     Payments for acquisition-related costs                                (573,440)         (557,985)         (575,443)
     Capital expenditures                                                (1,787,419)       (1,207,329)       (1,214,866)
     Capital expenditures of discontinued operations                       (357,684)         (318,731)         (171,288)
     Purchased technology and capitalized software                       (1,438,932)         (510,132)       (3,182,288)
     Maturities of U.S. Treasury Notes                                           --                --         6,008,698
                                                                       ------------      ------------      ------------
         Net cash used in investing activities                           (5,657,475)      (23,028,099)       (9,044,738)
                                                                       ------------      ------------      ------------
Cash flows from financing activities:
     Net proceeds from sale of equity securities                         17,092,327        29,118,505        13,391,387
     Proceeds from exercise of stock options and warrants                 1,037,657         1,451,700         1,102,651
     Payment of notes payable, long-term debt and capital leases           (263,928)       (1,156,556)           (9,375)
     Collection of note receivable                                          259,800                --                --
     Purchase of treasury stock                                                  --                --          (554,958)
     Draw on line of credit                                               4,930,000                --         2,500,000
     Repayment of line of credit                                         (3,930,000)               --        (2,500,000)
                                                                       ------------      ------------      ------------
         Net cash provided by financing activities                       19,125,856        29,413,649        13,929,705
                                                                       ------------      ------------      ------------

Net increase (decrease) in cash                                           6,861,289         1,989,814        (3,363,605)
Cash and cash equivalents at beginning of period                          4,626,649         2,636,835         6,000,440
                                                                       ------------      ------------      ------------
Cash and cash equivalents at end of period                             $ 11,487,938      $  4,626,649      $  2,636,835
                                                                       ============      ============      ============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) BUSINESS OF PROXYMED - ProxyMed, Inc. ("ProxyMed") is an eHealth company providing eSolutions to physicians and business-to-business healthcare electronic commerce services to healthcare information system suppliers such as pharmacies, commercial and hospital laboratories, insurance companies, managed care organizations and nursing homes. ProxyMed's products and services are provided from its operating facilities located in Fort Lauderdale, Florida; Santa Ana, California; and New Albany, Indiana.

                  In February 2000, ProxyMed adopted a plan to sell its non-core network integration and prescription drug dispensing segments. These two segments are shown as discontinued operations and the consolidated financial statements and related notes have been reclassified to segregate the net assets and operating results of these segments (see Note 3).

         (b) PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of ProxyMed and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

         (c) USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         (e) CASH AND CASH EQUIVALENTS - ProxyMed considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash balances in excess of immediate needs are invested in U.S. Treasury Notes, or in bank certificates of deposit and money market accounts. At times, such amounts may be in excess of FDIC insurance limits. ProxyMed has not experienced any loss to date on these investments.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         (f) INVENTORY - Inventory consisting of component parts, materials, supplies and finished goods (including direct labor and overhead) used to manufacture laboratory communication devices is stated at the lower of cost (first-in, first-out method) or market. Reserves for obsolete, damaged and slow-moving inventory are maintained and are periodically reviewed by management.

         (g) PROPERTY AND EQUIPMENT - Property and equipment is stated at cost and includes revenue earning equipment. Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of the assets; depreciation of revenue earning equipment is included in cost of sales. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.

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

         (h)      INTANGIBLE ASSETS

                  GOODWILL - Goodwill, representing the excess of cost over the estimated fair value of net assets acquired, is amortized on the straight-line basis over 3 to 15 years.

                  OTHER INTANGIBLES - Other acquired intangible assets, consisting primarily of customer contracts and covenants-not-to-compete, are being amortized on a straight-line basis over their estimated useful lives of 4 to 12 years.

                  ProxyMed regularly reviews the recoverability of goodwill, other intangible assets and other long-lived assets for indications that the carrying value may be impaired or that the useful lives assigned may be excessive. In performing such review, goodwill associated with acquisition of the intangible assets is included in the analysis of the impairment of such intangible assets. When indications exist that impairment may have occurred, the carrying values are assessed based upon an analysis of estimated future cash flows on an undiscounted basis and before interest charges, or useful lives are changed prospectively.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                  PURCHASED TECHNOLOGY AND CAPITALIZED SOFTWARE - ProxyMed has recorded amounts related to various software and technology that it has purchased or capitalized both for external sale to its customers or for its own internal systems use. Certain computer software costs for external sale are capitalized and are reported at the lower of unamortized cost or net realizable value. Such costs are capitalized when they are related to a product that has achieved technological feasibility or that has an alternative future use, and cease to be capitalized when the product is available for general release to customers. The costs are amortized on a product-by-product basis using the straight-line method over their estimated useful lives, generally over 3 years, and costs of maintenance and support are charged to expense. Costs for computer software used for ProxyMed's own internal systems are capitalized during the application development stage and are periodically evaluated by ProxyMed for indications that the carrying value may be impaired or that the useful lives assigned may be excessive. Such software is being amortized on a straight-line basis over its estimated useful life of 3 years.

                  Management believes that future revenues related to these projects will be sufficient to realize the amounts capitalized at December 31, 1999, and as such these amounts will be recovered over the lives of the related projects. It is reasonably possible, however, that those estimates of future revenues could be adversely impacted if these projects are not released timely or if the market acceptance of the related technology is not what is anticipated by management. As a result, the recoveries of these capitalized costs through future revenues could be reduced materially.

         (i) RESEARCH AND DEVELOPMENT - Software development costs incurred prior to achieving technological feasibility are charged to research and development expense when incurred. Research and development expense was approximately $2,898,000 in 1999, $2,978,000 in 1998, and $1,908,000 in 1997, respectively.

         (j) INCOME TAXES - Deferred income taxes are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are also established for the future tax benefits of loss and credit carryovers. Valuation allowances are established for deferred tax assets when, based on the weight of available evidence, it is deemed more likely than not that such amounts will not be realized.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         (k) NET LOSS PER SHARE - Basic loss per share of common stock is computed by dividing net loss applicable to common shareholders by the weighted average shares of common stock outstanding during the year. Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock; however, stock options, warrants and contingent shares totaling 4,530,431 shares, 2,553,488 shares, and 2,808,233 shares for the three years ended December 31, 1999, 1998 and 1997, respectively, as well as common shares issuable on conversion of preferred stock (1,654,260 shares if converted on December 31, 1999) were excluded from the calculation of diluted per share results because their effect was antidilutive.

         (l) SEGMENT INFORMATION - In prior years, ProxyMed reported its operations under three segments. As a result of adopting a plan to sell its network integration and prescription drug dispensing segments, ProxyMed's results are now reported solely in the eHealth and business-to-business healthcare electronic commerce services segment.

         (m) NEW ACCOUNTING PRONOUNCEMENTS - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on applying generally accepted accounting principles for recognizing revenue. SAB 101 is effective for fiscal years beginning after December 15, 1999. ProxyMed believes that the impact of adopting SAB 101 will not be material to the consolidated financial statements.

         (n) RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)      ACQUISITIONS OF BUSINESSES

         (a) SPECIALIZED MEDICAL MANAGEMENT - In January 1999, ProxyMed acquired the electronic transaction processing business and assets of Specialized Medical Management, Inc., a provider of healthcare financial electronic transaction processing services primarily in the Southwestern United States, for $1,000,000 in cash. Additionally, costs of $174,000 associated with the acquisition were incurred, and 10,000 shares of unregistered common stock and warrants to purchase 20,000 shares of ProxyMed's common stock at $11.44 (together valued at $181,563 and included in the calculation of goodwill) were issued to an unrelated third-party as a finder's fee for this transaction. The value of the shares was computed based on the fair market value of the common stock, and the value of the warrant was computed using the Black-Scholes method subject to, in both cases, a discount due to restrictions on marketability of the securities for one year from the date of issuance. The acquisition was accounted for as a purchase, and the purchase price was allocated as follows: net working capital ($206,408), property and equipment ($38,546) and other intangible assets ($111,060). The excess of the consideration paid over the estimated fair value of the net assets acquired in the amount of $999,549 was recorded as goodwill. Pro forma operating results from this acquisition are not significantly different from historical results reported.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         (b) KEY COMMUNICATIONS - On December 31, 1998, ProxyMed merged with Key Communications Service, Inc., a privately-owned company based in New Albany, Indiana. Key Communications is a designer, manufacturer, distributor and servicing company for laboratory results reporting communication products for national, regional and hospital-based laboratories. ProxyMed issued 2,078,106 shares of common stock in exchange for all of Key Communications' capital stock. The transaction was accounted for as a pooling of interests. Because of a leveraged buyout transaction consummated on April 30, 1998 by the former stockholders of Key Communications, the accounts of Key Communications were combined with those of ProxyMed commencing May 1, 1998. For the period May 1, 1998 to December 31, 1998, Key Communications had net revenues of $10,439,327 and net income of $1,117,398. Merger related expenses of $426,970 have been included in selling, general and administrative expenses for 1998. In connection with the merger, certain debt guaranteed by Key Communications' assets was retired, and as a result, $3,015,505 was credited to additional paid-in capital. In addition, distributions of $515,490 were recorded, representing S Corporation income tax obligations arising from Key Communications' operations prior to the merger.

         (c) INTEGRATED MEDICAL SYSTEMS - In May 1998, ProxyMed acquired all of the capital stock of WPJ, Inc., d/b/a Integrated Medical Systems, a privately-owned company based in Santa Ana, California. Integrated Medical Systems provides financial electronic transaction processing services including medical claims, encounters and other financial transactions. The purchase price consisted of $20,620,000 in cash, 481,836 unregistered shares of ProxyMed's common stock which the sellers have agreed not to dispose of until one year after the closing (valued at $5,345,325 after discounting for a block of restricted stock with a one-year holding period), and acquisition-related costs of $328,433. No registration rights for the shares were granted to the sellers. The cash portion of the purchase price was funded through the private placement sale of common stock. The acquisition was accounted for as a purchase, and the purchase price was allocated as follows: net working capital ($497,897); property, equipment and other assets ($373,319); purchased technology ($11,000,000); and long-term liabilities ($227,189). The excess of the consideration paid over the estimated fair value of the net assets acquired in the amount of $14,649,731 was recorded as goodwill.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(3)      DISCONTINUED OPERATIONS

         In February 2000, ProxyMed's Board of Directors approved a plan to sell its non-core network integration and prescription drug dispensing segments. The following table represent the results of discontinued operations for the years ended December 31, 1999, 1998 and 1997:

                                           1999              1998              1997
                                       ------------      ------------      ------------
Net revenues:
      Network integration              $ 11,106,571      $ 13,855,458      $  7,779,787
      Prescription drug dispensing        2,200,303         1,662,893         1,335,060
                                       ------------      ------------      ------------
                                       $ 13,306,874      $ 15,518,351      $  9,114,847
                                       ============      ============      ============

Net income (loss):
      Network integration              $ (1,045,298)     $   (538,888)     $ (3,942,150)
      Prescription drug dispensing         (149,823)          (55,597)           18,040
                                       ------------      ------------      ------------
                                       $ (1,195,121)     $   (594,485)     $ (3,924,110)
                                       ============      ============      ============

         At December 31, 1999 the net assets of the network integration segment were approximately $2,672,000 and consisted primarily of net current assets of $1,440,000 and net long-term assets of $1,232,000. ProxyMed expects that the amount of net proceeds received from the sale of the network integration segment, after including the results of operations from the measurement date to the disposal date, will result in a gain. At December 31, 1999, the net assets of the prescription drug dispensing segment were approximately $350,000 and consisted primarily of net current assets of $280,000 and net long-term assets of $70,000.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(4)      IN-PROCESS RESEARCH AND DEVELOPMENT TECHNOLOGY

         In 1997, ProxyMed acquired Hayes Computer Systems, Inc., a network integration company, and Clinical MicroSystems, Inc., a company that sold software for laboratory/physician use. Portions of the initial purchase prices for these acquisitions were allocated to in-process research and development technology, resulting in charges to ProxyMed's 1997 operations of $4,167,098 for the Hayes Computer Systems acquisition (which is included in discontinued operations) and $4,300,000 for the Clinical MicroSystems acquisition. The following products are includable as in-process research and development technology:

         (a) KIMS - The in-process research and development technology acquired from Hayes Computer Systems consisted of the Krypton Internet Messaging Server ("KIMS"), a server-to-server intranet email system designed to provide more security, higher performance and a lower price than comparable UNIX based email systems. At the time of the acquisition, this product was in the alpha phase of programming and had the capability of processing only simple email communications. ProxyMed intended to complete the development of a testing lab, the development of the KIMS product, and the development of the electronic transaction processing version of the product at an estimated cost of approximately $253,000 and include it in its electronic transaction processing product offering to physicians and other healthcare providers using the ProxyNet network by the end of calendar 1997. ProxyMed anticipated that revenues would commence in 1998, and would grow at a rate ranging from 53% to 25% per year through 2006, with the lower growth rates being achieved in the later years. In addition, ProxyMed had assumed operating expenses associated with this product in the range of 40% to 50% of gross revenues, as well as expenditures for fixed assets and further software development.

                  However, shortly after the acquisition, Microsoft Corporation released its improved email product. Therefore, the decision to complete the KIMS product was temporarily suspended until an assessment of the Microsoft product could be completed. In 1999, in connection with ProxyMed's new initiative to develop PROXYMED.COM, our healthcare portal website, management decided to adopt Microsoft technology for email, and abandoned the KIMS in-process research and development technology.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         (b) CLINSCAN INTRANET - The in-process research and development acquired from Clinical MicroSystems consisted of the ClinScan Intranet, a system designed to provide hospitals with the capability to connect hospital-based and office-based physicians together, in a private wide area network, or Intranet. The hospitals and physicians would have the ability to electronically exchange messages, images, files and other valuable clinical information, including the exchange of clinical orders and results using proven interface technology. By incorporating the ClinScan workstation at physician sites, this software application would provide access to all of the hospital-based legacy systems invisibly. By adding high-speed communications access, hospitals and physicians would be able to access the Internet. At the time of the acquisition, completion of the communication protocols for incoming and outgoing messaging and an interface for communications to the legacy systems had been developed. ProxyMed intended to complete the global patient data repository, routing functionality, cross-relational master indexes, and master catalogue of clinical functionality of the product at an estimated cost of approximately $600,000 and include it as a clinical electronic transaction processing product offering to physicians, laboratories and other healthcare providers by the start of 1998.

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

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(5) INTANGIBLE ASSETS - Intangible assets consist of the following at December 31, 1999 and 1998:


                                                   1999            1998
                                               -----------     -----------
Goodwill                                       $20,232,202     $19,014,827
Less accumulated amortization                   10,603,087       4,040,626
                                               -----------     -----------
   Goodwill, net                               $ 9,629,115     $14,974,201
                                               ===========     ===========

Purchased technology                           $11,000,000     $11,000,000
Capitalized software                             3,467,671       2,501,100
Other intangible assets                          3,677,889       3,566,828
                                               -----------     -----------
                                                18,145,560      17,067,928
Less accumulated amortization                    8,117,673       3,649,717
                                               -----------     -----------
   Purchased technology, capitalized software
      and other intangible assets, net         $10,027,887     $13,418,211
                                               ===========     ===========

         Amortization of goodwill was $6,561,000 in 1999, $4,030,000 in 1998, and $66,000 in 1997.

         Amortization of purchased technology, capitalized software and other intangible assets was $4,857,000 in 1999, $3,358,000 in 1998, and $286,000 in
1997. In addition, as a result of ProxyMed's periodic review for impairment, ProxyMed wrote off previously capitalized software costs of $83,000 in 1999 due to project cancellations and changes in technologies relating to certain products for resale.

(6)      EQUITY SECURITIES

         (a) SALES OF COMMON STOCK - In 1999, ProxyMed sold 250,000 shares of common stock at $12.00 per share in a private placement, resulting in net proceeds of $2,932,327 after costs of $67,673. As part of the sale, ProxyMed issued five-year warrants to the investors for the purchase of an aggregate of 120,000 shares of common stock for $10.00 per share and issued a five-year warrant to the placement agent for the purchase of 35,000 shares of common stock at $13.31 per share.

                  During 1998, private placement sales of common stock totaling 3,013,416 shares were consummated, including 2,063,636 shares to Bellingham Industries Inc., resulting in net proceeds of $29,118,505. As of December 31, 1999, warrants issued to Bellingham for the purchase of 100,000 shares of common stock at an exercise price of $7.56 per share remain outstanding through March 2003 and underwriter warrants for the purchase of 89,237 shares of common stock at $12.10 per share remain outstanding through June 2003.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         (b) PREFERRED STOCK - In December 1999, ProxyMed sold 15,000 shares of 6% Series B non-voting, non-redeemable convertible preferred stock in a private placement to institutional investors resulting in net proceeds of $14,160,000 after costs of $840,000. ProxyMed, in whole or in part during the first year, can call for conversion at 93% of the then current market price of its common stock, or redemption at 107% of the face value plus accrued dividends, with full conversion or redemption (at ProxyMed's election) of all of the preferred stock within two years. ProxyMed must convert 30% of the preferred shares by June 23, 2000, and another 30% of the preferred shares by September 23, 2000. After the first year, the preferred shares are convertible at the option of the investors. Dividends are cumulative and are payable quarterly in cash or common stock. At December 31, 1999, accrued dividends were $22,192. As part of this sale, warrants to purchase 800,000 shares of common stock were issued at an exercise price of $12.05 per share. If the preferred stock had been converted to common stock as of the beginning of 1999, net loss per share from continuing operations would have been $(1.04) and total net loss per share would have been $(1.12) for 1999.

                  ProxyMed has remaining 1,985,000 authorized but unissued shares of preferred stock, par value $.01 per share, which is entitled to rights and preferences to be determined at the discretion of the Board of Directors.

                  The value of stock options and warrants issued in connection with the sale of common stock and non-redeemable preferred stock are netted against the proceeds within stockholders' equity, and have no impact on earnings.

         (c) OTHER WARRANTS - At December 31, 1999, there are 760,490 warrants exercisable at prices ranging from $3.50 to $12.05 at various times through June 2007 issued in connection with prior equity and other business transactions consummated by ProxyMed.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(7)      DEBT OBLIGATIONS

         ProxyMed has an accounts receivable-based revolving line of credit agreement of up to $5,000,000. Borrowings are based on 85% of eligible accounts receivable, repayable on July 30, 2000, collateralized by a lien on all of our assets, and bear interest at the prime rate plus 2% payable monthly (10.5% at December 31, 1999). As of December 31, 1999, ProxyMed had $1,000,000 outstanding and approximately $3,200,000 available for borrowing under this credit facility.

         As a result of its acquisition of Clinical MicroSystems, ProxyMed was obligated to pay $500,000 and $750,000 in April 1999 and 2000, respectively. These obligations were recorded net of interest imputed at the rate of 10.31% per annum and are to be repaid at least 50% in cash, with the remaining balance, if any, paid in shares of unregistered common stock. In April 1999, ProxyMed elected to make its $500,000 payment with $250,000 in cash and 50% in 25,000 shares of common stock.

(8)      INVENTORY

         Inventory consists of the following at December 31, 1999 and 1998:

                                                1999           1998
                                            ----------     ----------
Materials, supplies and component parts     $1,025,349     $1,050,692
Work in process                                352,870        129,423
Finished goods                                 463,836        742,978
                                            ----------     ----------
                                            $1,842,055     $1,923,093
                                            ==========     ==========

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(9)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 1999 and 1998:

                                                                         ESTIMATED
                                             1999           1998        USEFUL LIVES
                                          ----------     ----------     -------------
Furniture, fixtures and equipment         $1,452,155     $1,164,789     5 to 7 years
Computer hardware and software             3,799,571      2,450,406     3 to 5 years
Service vehicles                             223,202        126,408        5 years
Leasehold improvements                       606,151        558,496     Life of lease
Revenue earning equipment                    556,736        415,344        5 years
                                          ----------     ----------
                                           6,637,815      4,715,443
Less accumulated depreciation              2,315,872      1,185,488
                                          ----------     ----------
          Property and equipment, net     $4,321,943     $3,529,955
                                          ==========     ==========

         Depreciation expense was $1,146,000 in 1999, $759,000 in 1998, and $415,000 in 1997.

(10)     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consists of the following at December 31, 1999 and 1998:

                                                        1999           1998
                                                     ----------     ----------
Accounts payable                                     $1,554,529     $1,814,623
Accrued payroll and related costs                       939,309        643,636
Accrued expenses related to acquisitions                618,259      1,036,319
Other accrued expenses                                1,150,935        899,815
                                                     ----------     ----------
     Total accounts payable and accrued expenses     $4,263,032     $4,394,393
                                                     ==========     ==========

         Accrued expenses related to acquisitions consists of unpaid amounts for professional fees (legal, accounting and investment banking costs), employee relocation costs, travel costs incurred during the acquisition process, contractual lease obligations for duplicate facilities closed as a result of the acquisitions, and similar direct costs of consummating the acquisitions discussed in Note 2. The 1998 amount also includes accrued distributions to the former shareholders of Key Communications for S Corporation income tax obligations as discussed in Note 2. Differences between amounts accrued and amounts subsequently paid have not been significant.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(11)     INCOME TAXES

         The significant components of the deferred tax asset account is as follows at December 31, 1999 and 1998:

                                                       1999            1998
                                                   ------------    ------------
Net operating losses - Federal                     $ 16,089,000    $ 10,973,000
Net operating losses - State                          2,467,000       1,683,000
Depreciation and amortization                         5,014,000       1,659,000
In-process research and development technology        2,945,000       3,119,000
Other - net                                             913,000         742,000
                                                   ------------    ------------
     Total deferred tax assets                       27,428,000      18,176,000
Less valuation allowance                            (27,428,000)    (18,176,000)
                                                   ------------    ------------
     Net deferred tax assets                       $         --    $         --
                                                   ============    ============

         Based on the weight of available evidence, a valuation allowance has been provided to offset the entire deferred tax asset amount. Net operating loss carryforwards, which amount to $47,321,000 as of December 31, 1999, begin to expire in 2008.

         The benefit for income taxes differs from the amount computed by applying the statutory federal income tax rate to the net loss reflected on the Consolidated Statements of Operations in each of the three years ended December 31, 1999 due to the following:

Federal income tax benefit at statutory rate        35.0 %
State income tax benefit                             3.5
Increase in valuation allowance                    (38.5)
                                                  ------
                                                      -- %
                                                  ======

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(12)     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                              YEAR ENDING DECEMBER 31,
                                                                   ------------------------------------------------
                                                                       1999              1998              1997
                                                                   ------------      ------------      ------------
Cash paid for interest                                             $    208,501      $    267,468      $      3,230
                                                                   ============      ============      ============
Warrants issued for acquisition of PreScribe technology            $         --      $         --      $    731,938
                                                                   ============      ============      ============
Common stock issued for payment of long-term debt                  $    250,000      $         --      $         --
                                                                   ============      ============      ============
Acquisition of businesses:
     Contingent common stock issued for prior year acquisition     $    500,000      $    500,000      $         --
                                                                   ============      ============      ============

     Common stock issued for businesses acquired                   $    181,563      $  5,345,332      $  2,056,452
     Debt issued for businesses acquired                                     --                --         1,649,555
     Other acquisition costs accrued                                    174,000           328,433         1,131,759
     Details of acquisitions:
         Working capital components, other than cash                   (206,408)       (1,378,851)         (688,757)
         In-process research and development technology                      --                --        (8,467,098)
         Property and equipment                                         (38,546)       (1,432,331)         (485,517)
         Goodwill                                                      (999,549)      (15,226,365)       (4,641,746)
         Purchased technology, capitalized software
            and other intangibles                                      (111,060)      (11,000,000)         (473,574)
         Notes and loans payable                                             --         3,429,860             9,375
                                                                   ------------      ------------      ------------
            Net cash used in acquisitions                          $ (1,000,000)     $(19,933,922)     $ (9,909,551)
                                                                   ============      ============      ============


(13)     CONCENTRATION OF CREDIT RISK

              Substantially all of ProxyMed's accounts receivable are due from physicians and various healthcare suppliers (pharmacies, laboratories and insurance companies). Collateral is not required. Approximately 11% of ProxyMed's 1999 revenues were from one customer for the sale, lease and service of communication devices; approximately 17% of the 1998 revenues were from one customer for the sale of two non-exclusive source code licenses and related services; and, approximately 25% of 1997 revenues were from one customer for the sale of our laboratory order and results reporting software system.

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(14)     STOCK OPTIONS

         ProxyMed has various stock option plans for executives, directors and other key personnel, under which both incentive stock options and non-qualified options may be issued. Under such plans, options to purchase up to 1,887,250 shares of common stock may be granted. Options may be granted at prices equal to the fair market value at the date of grant, except that incentive stock options granted to persons owning more than 10% of the outstanding voting power must be granted at 110% of the fair market value at the date of grant. ProxyMed also has a stock option plan for outside directors under which options to purchase up to 303,000 shares of common stock may be granted at prices and with vesting periods as may be determined by the Board of Directors or the Compensation Committee thereof. In addition, as of December 31, 1999, options for the purchase of 1,126,951 shares were granted to newly-hired employees. Stock options issued by ProxyMed generally vest within three years, and expire up to ten years from the date granted. Stock option activity was as follows for the three years ended December 31, 1999:

                                 OPTIONS                   WEIGHTED AVERAGE
                                AVAILABLE       OPTIONS     EXERCISE PRICE
                                FOR GRANT     OUTSTANDING     OF OPTIONS
                               ----------      ----------      ---------
Balance, January 1, 1997            4,249       1,438,650      $    4.59
Options authorized                457,200              --             --
Options granted                  (291,368)        291,368      $    8.51
Options exercised                      --         (87,900)     $    6.22
Options expired/forfeited              --         (14,000)     $    7.04
                               ----------      ----------
Balance, December 31, 1997        170,081       1,628,118      $    4.59
Options authorized                184,500              --             --
Options granted                  (389,000)        389,000      $    7.80
Options exercised                      --        (319,166)     $    4.08
Options expired/forfeited          57,083        (123,583)     $    9.50
                               ----------      ----------
Balance, December 31, 1998         22,664       1,574,369      $    5.79
Options authorized              1,373,500              --             --
Options granted                (1,455,250)      1,455,250      $   11.52
Options exercised                      --        (154,859)     $    5.22
Options expired/forfeited         223,833        (269,057)     $    9.15
                               ----------      ----------
Balance, December 31, 1999        164,747       2,605,703      $    8.68
                               ==========      ==========

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         The following table summarizes information regarding outstanding and exercisable options as of December 31, 1999:

                                       OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                     ----------------------------------------------------------    -----------------------------
Range of exercise    Number       Weighted average remaining   Weighted average      Number     Weighted average
prices               outstanding   contractual life (years)     exercise price     exercisable   exercise price
-----------------    -----------  --------------------------   ----------------    -----------  ----------------
$3.17 - 6.50            625,168              1.04                    $3.67           615,067          $3.64
$6.51 - 10.50         1,073,118              7.29                    $8.64           433,262          $7.51
$10.51 - 14.50          907,417              5.54                   $12.17           152,584         $11.82
                      ---------                                                    ---------
                      2,605,703                                                    1,200,913
                      =========                                                    =========

         The following table summarizes information regarding options exercisable as of December 31:

                                      1999          1998          1997
                                    ---------     ---------     ---------
Number exercisable                  1,200,913     1,159,146     1,213,751
Weighted average exercise price     $    6.07     $    5.03     $    4.40

ProxyMed applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans for options issued to employees. Had compensation cost for such options been recorded based upon the fair value at the grant date consistent with the methodology prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation," ProxyMed's net loss and net loss per share would have been $(23,331,295) and $(1.30) for 1999, $(12,760,615) and $(0.82) for 1998, and
$(19,269,832) and $(1.82) for 1997, respectively. The weighted average grant date fair value of options granted ($4.65 in 1999, $3.26 in 1998, and $3.13 in 1997) was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                   1999         1998         1997
                                 -------      -------      -------
Risk-free interest rate           5.74%        5.19%        6.33%
Expected life                  7.3 years    8.4 years    5.3 years
Expected volatility              74.5%        73.9%        74.7%
Expected dividend yield           0.0%         0.0%         0.0%

                         PROXYMED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(15)     EMPLOYEE BENEFIT PLANS

         ProxyMed has two 401(k) retirement plans, including one plan that was acquired in its merger with Key Communications, for substantially all employees who meet certain minimum lengths of employment and minimum age requirements. Contributions are made by employees based on up to 15% of their annual compensation. For the plan acquired from Key Communications, ProxyMed makes matching contributions of up to 5% of participant's salary or $1,000, whichever is greater. These matching contributions are vested after 5 years of employment. Estimated matching contributions of $131,000 for the year ended December 31, 1999 and $100,000 for the period May 1 to December 31, 1998 have been expensed.

(16)     COMMITMENTS AND OTHER

         (a) LEASES - ProxyMed leases certain premises, operating and office equipment, and vehicles under operating leases which expire on various dates through 2005. The leases for the premises contain renewal options, and require ProxyMed to pay such costs as property taxes, maintenance and insurance. At December 31, 1999, future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year (net of payments to be received under subleases) are as follows: $1,044,000 in 2000; $1,052,000 in 2001; $995,000 in 2002; $663,000 in 2003;
              $397,000 in 2004; and $154,000 thereafter.

              Total rent expense for all operating leases amounted to $1,116,000 in 1999, $857,000 in 1998, and $221,000 in 1997.

         (b) DUE FROM OFFICERS - Included in other assets at December 31, 1999 and 1998 is a demand loan in the amount of $350,000, plus accrued interest at 7-3/4% per annum, due from the chairman of ProxyMed's Board of Directors. The chairman has agreed to collateralize the loan pursuant to pledges of securities, including shares of ProxyMed's common stock, satisfactory to ProxyMed's Board of Directors.

              Additionally, included in stockholder's equity at December 31, 1998, is a promissory note in the amount of $259,800, plus accrued interest at 5% per annum, from a ProxyMed officer. This note, collateralized by 60,000 shares of ProxyMed's common pursuant to a stock pledge agreement, was repaid in 1999.

                         PROXYMED, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                          ALLOWANCE FOR DOUBTFUL ACCOUNTS
               ----------------------------------------------------------------------------------------------
                                                     ADDITIONS
                                     -----------------------------------------
  YEAR ENDED        BALANCE AT            CHARGED TO            CHARGED TO                        BALANCE AT
DECEMBER 31,   BEGINNING OF PERIOD   COSTS AND EXPENSES    OTHER ACCOUNTS (1)   DEDUCTIONS (2)  END OF PERIOD
-------------  --------------------  -------------------   -------------------  -------------   -------------
    1999             $ 521,319            553,337                 2,227            414,070        $ 662,813
                     =========            =======               =======            =======        =========

    1998             $ 204,920            314,292               333,579            331,472        $ 521,319
                     =========            =======               =======            =======        =========

    1997             $      --             92,958               138,630             26,668        $ 204,920
                     =========            =======               =======            =======        =========

(1) Includes amounts acquired through acquisitions
(2) Primarily write-off of bad debts

                                  EXHIBIT INDEX

EXHIBIT NO.           DESCRIPTION
----------            -----------
  10.26 Employment Agreement between ProxyMed and John B. Okkerse, Jr., Ph.D. dated November 26, 1999.

  23             Consent of PricewaterhouseCoopers LLP.

  27             Financial Data Schedule.