Form 10-Q
period 2000-03-31
PROXYMED INC /FT LAUDERDALE/
filed 2000-05-15
CIK 906337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

Commission file number: 0-22052

                                 PROXYMED, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

         FLORIDA                                                 65-0202059
         -------                                                 ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2555 DAVIE ROAD, SUITE 110, FT. LAUDERDALE, FLORIDA                     33317
-----------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (954) 473-1001
                                 --------------
                         (Registrant's telephone number)

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

                          COMMON STOCK, $.001 PAR VALUE
                       19,734,429 SHARES AS OF MAY 8, 2000

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

                         PROXYMED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         PRO FORMA
                                                                          MARCH 31,       MARCH 31,       DECEMBER 31,
                                                                            2000            2000             1999
                                                                        -------------   -------------    -------------
Current assets:
     Cash and cash equivalents                                          $   7,914,054   $   7,914,054    $  11,487,938
     Accounts receivable - trade, net                                       3,855,808       3,855,808        3,298,298
     Notes and other receivables                                            1,896,972       1,896,972          246,366
     Inventory                                                              2,442,994       2,442,994        1,842,055
     Other current assets                                                     615,030         615,030          419,410
     Net current assets of discontinued operations                                 --              --        1,719,791
                                                                        -------------   -------------    -------------
        Total current assets                                               16,724,858      16,724,858       19,013,858
Property and equipment, net                                                 4,752,195       4,752,195        4,321,943
Goodwill, net                                                               7,997,782       7,997,782        9,629,115
Purchased technology, capitalized software and other intangibles, net       9,840,510       9,840,510       10,027,887
Other assets                                                                  482,600         482,600          477,742
Net long-term assets of discontinued operations                                    --              --        1,302,339
                                                                        -------------   -------------    -------------
        Total assets                                                    $  39,797,945   $  39,797,945    $  44,772,884
                                                                        =============   =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable                                                       $   1,000,000   $   1,000,000    $   1,000,000
     Current portion of long-term debt                                        750,000         750,000          735,788
     Accounts payable and accrued expenses                                  6,329,640       6,329,640        4,263,032
     Deferred revenue                                                         628,674         628,674          435,349
                                                                        -------------   -------------    -------------
        Total current liabilities                                           8,708,314       8,708,314        6,434,169
Long-term deferred revenue and other long-term liabilities                    527,027         527,027          583,136
                                                                        -------------   -------------    -------------
        Total liabilities                                                   9,235,341       9,235,341        7,017,305
                                                                        -------------   -------------    -------------

Series B 6% Convertible preferred stock                                    15,145,000              --               --

Stockholders' equity:
     Series B 6% Convertible preferred stock - $.01 par value
        Authorized, issued and outstanding 15,000 shares;
        liquidation preference $16,050,000                                         20             150              150
     Common stock - $.001 par value. Authorized 50,000,000 shares;
        issued and outstanding 18,299,205 (after deducting 225,913
        shares in treasury) and 18,327,402 shares, respectively                18,299          18,299           18,327
     Additional paid-in capital                                            84,861,713     100,006,583      101,477,438
     Accumulated deficit                                                  (69,462,428)    (69,462,428)     (63,740,336)
                                                                        -------------   -------------    -------------
        Total stockholders' equity                                         15,417,604      30,562,604       37,755,579
                                                                        -------------   -------------    -------------
        Total liabilities and stockholders' equity                      $  39,797,945   $  39,797,945    $  44,772,884
                                                                        =============   =============    =============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                   ------------------------------
                                                                       2000              1999
                                                                   ------------      ------------
Revenues:
     Services and license fees                                     $  4,254,348      $  4,486,981
     Communication devices, computer systems
        and other tangible goods                                      3,390,602         3,038,078
                                                                   ------------      ------------
                                                                      7,644,950         7,525,059
                                                                   ------------      ------------
Costs and expenses:
     Cost of services and license fees                                  405,392           256,871
     Cost of tangible goods                                           2,339,490         1,877,958
     Selling, general and administrative expenses                     7,639,385         6,056,803
     Depreciation and amortization                                    3,283,209         3,156,295
                                                                   ------------      ------------
                                                                     13,667,476        11,347,927
                                                                   ------------      ------------

        Operating loss                                               (6,022,526)       (3,822,868)

Interest income, net                                                     93,231            18,780
                                                                   ------------      ------------

        Loss from continuing operations                              (5,929,295)       (3,804,088)

Discontinued operations:
     Income (loss) from discontinued operations                        (303,927)          113,682
     Gain on disposal of discontinued operations                        511,130                --
                                                                   ------------      ------------
                                                                        207,203           113,682
                                                                   ------------      ------------

        Net loss                                                     (5,722,092)       (3,690,406)

Dividends on cumulative preferred stock                                 223,770                --
                                                                   ------------      ------------
        Net loss applicable to common shareholders                 $ (5,945,862)     $ (3,690,406)
                                                                   ============      ============

Weighted average common shares outstanding                           18,434,539        17,818,894
                                                                   ============      ============
Basic and diluted net income (loss) per share of common stock:
        From continuing operations                                 $       (.33)     $       (.22)
        From discontinued operations                                        .01               .01
                                                                   ------------      ------------
             Net loss                                              $       (.32)     $       (.21)
                                                                   ============      ============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         ------------------------------
                                                                             2000              1999
                                                                         ------------      ------------
Cash flows from operating activities:
     Net loss                                                            $ (5,722,092)     $ (3,690,406)
     Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
            Depreciation and amortization                                   3,613,883         3,268,896
            Provision for doubtful accounts                                    87,868            73,091
            Compensatory stock options issued                                  10,000                --
            Net gain on sales of discontinued operations                     (511,130)               --
            Changes in net current assets of discontinued operations         (734,577)          421,816
            Changes in assets and liabilities, net of
               effect of acquisitions and dispositions:
                Accounts and other receivables                               (582,494)         (298,924)
                Inventory                                                    (600,939)           91,228
                Prepaid expenses                                             (195,013)          (43,030)
                Accounts payable and accrued expenses                       2,513,846            52,470
                Deferred revenue                                              143,325           221,110
                Other, net                                                    (12,730)          (89,704)
                                                                         ------------      ------------
         Net cash provided by (used in) operating activities               (1,990,053)            6,547
                                                                         ------------      ------------
Cash flows from investing activities:
     Capital expenditures                                                    (752,449)         (220,271)
     Capital expenditures of discontinued operations                         (230,072)          (93,652)
     Capitalized software                                                  (1,017,302)         (150,000)
     Acquisition of business, net of cash acquired                                 --        (1,000,000)
     Payments for acquisition-related costs                                    (5,199)         (314,178)
                                                                         ------------      ------------
         Net cash used in investing activities                             (2,005,022)       (1,778,101)
                                                                         ------------      ------------
Cash flows from financing activities:
     Proceeds from exercise of stock options and warrants                     426,749            52,252
     Payment of notes payable                                                  (5,558)           (7,799)
                                                                         ------------      ------------
         Net cash provided by financing activities                            421,191            44,453
                                                                         ------------      ------------

Net decrease in cash                                                       (3,573,884)       (1,727,101)
Cash and cash equivalents at beginning of period                           11,487,938         4,626,649
                                                                         ------------      ------------
Cash and cash equivalents at end of period                               $  7,914,054      $  2,899,548
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

         The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

         On March 31, 2000, ProxyMed sold its non-core network integration and prescription drug dispensing segments. These two segments are shown as discontinued operations and the consolidated financial statements and related notes have been reclassified to segregate the net assets and operating results of these segments (see Note 2). Certain prior period amounts have been reclassified to conform to the current period presentation.

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

   (c) NET LOSS PER SHARE - Basic loss per share of common stock is computed by dividing net loss applicable to common shareholders by the weighted average shares of common stock outstanding during the year. Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock; however, stock options, warrants and contingent shares totaling 4,290,978 shares and 2,777,455 shares at March 31, 2000 and 1999, respectively, as well as common shares issuable on conversion of preferred stock (1,897,533 shares, if converted on March 31, 2000) were excluded from the calculation of diluted per share results because their effect was antidilutive. If the preferred stock had been converted to common stock as of the beginning of 2000, net loss per share from continuing operations would have been $(.30) and total net loss per share would have been $(.29) for the three months ended March 31, 2000.


(2) DISCONTINUED OPERATIONS - In March 2000, ProxyMed sold its discontinued network integration and prescription drug dispensing segments in separate transactions. Proceeds from the sale of the network integration segment were $3,398,000 and were paid with 208,913 shares of ProxyMed common stock (valued at $1,776,000, the closing market price of the common stock on the date of closing, and recorded as treasury stock) and a note receivable of $1,622,000 due on July 31, 2000. The sale resulted in a gain of $574,000.

     Proceeds from the sale of the prescription drug dispensing segment were $255,000 and were paid with 17,000 shares of ProxyMed common stock (valued at $154,000, the closing market price of the common stock on the date of closing, and recorded as treasury stock) and a note receivable of $101,000 payable in monthly installments over two years and bearing interest at 9% per annum. The sale resulted in a loss of $63,000.

     The following table represents the results of discontinued operations for the three months ended March 31, 2000 and 1999:

                                           2000             1999
                                       -----------      -----------
    Net revenues:
          Network integration              $ 2,371,758      $ 3,354,923
          Prescription drug dispensing         574,665          487,327
                                           -----------      -----------
                                           $ 2,946,423      $ 3,842,250
                                           ===========      ===========
    Net income (loss):
          Network integration              $  (327,767)     $   135,528
          Prescription drug dispensing          23,840          (21,846)
                                           -----------      -----------
                                           $  (303,927)     $   113,682
                                           ===========      ===========

(3) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                       2000             1999
                                                                   -----------      -----------
Common stock issued for payment of preferred stock dividends       $   223,770      $        --
                                                                   ===========      ===========
Acquisition of business:
     Common stock and warrants issued for business acquired        $        --      $   181,563
     Other acquisition costs accrued                                        --          174,000
     Details of acquisition:
         Working capital components, other than cash                        --         (206,408)
         Property and equipment                                             --          (38,546)
         Goodwill                                                           --         (999,549)
         Other intangible assets                                            --         (111,060)
                                                                   -----------      -----------
            Net cash used in acquisitions                          $        --      $(1,000,000)
                                                                   ===========      ===========
Disposition of businesses:
     Common stock received                                         $(1,929,823)     $        --
     Notes and other receivables received                           (1,723,125)              --
     Net gain recognized                                               511,130
     Details of dispositions:
         Working capital components, other than cash                 1,940,081               --
         Property and equipment                                      1,070,926               --
         Goodwill                                                      109,658               --
         Other assets                                                   21,153               --
                                                                   -----------      -----------
            Net cash provided by dispositions                      $        --      $        --
                                                                   ===========      ===========

(4) RELATED PARTY TRANSACTION

     In April 1997, the Company loaned a total of $350,000 to ProxyMed's chairman of the board. The funds were advanced pursuant to two demand promissory notes in the principal amounts of $290,000 and $60,000, respectively, each bearing interest at a rate of 7-3/4% per annum. The chairman and the Company's Compensation Committee are in current discussions with respect to the repayment terms and collateral for such notes.

(5) SUBSEQUENT EVENT

     On December 23, 1999, the Company issued 15,000 shares of its Series B Preferred Stock, par value $.01 per share (the "Series B Preferred") and warrants to purchase 800,000 shares (the "Old Warrants") of its common stock, par value $.001 per share, in a private placement to institutional investors.

     Due to the decline in the price of the Company's common stock below $4.21 for a period of ten consecutive trading days in April and May 2000, certain contractual effects were triggered which would permit the preferred shareholders to convert the preferred shares and exercise the Old Warrants into a potentially large number of shares of common stock. To mitigate the potential dilution to existing shareholders, on May 4, 2000, the Company entered into a Redemption and Exchange Agreement (the "Redemption Agreement") with holders of 13,000 shares of the Series B Preferred. Under the terms of the Redemption Agreement, the Company redeemed 4,000 shares of the Series B Preferred, and is required to redeem an additional 2,500 shares of the Series B Preferred on each of June 19, 2000, August 1, 2000, and August 31, 2000, and an additional 1,500 shares of the Series B Preferred on September 29, 2000. The Redemption Agreement provides that the redemption of the Series B Preferred will be made at 116.5% of the Conversion Amount (as defined in the Articles of Amendment to the Company's Articles of Incorporation creating the Series B Preferred, the "Articles of Amendment") of such Series B Preferred on the date of such redemption. The Redemption Agreement also provides that 693,333 of the Old Warrants with an exercise price of $12.05 per share issued to the holders of the Series B Preferred subject to the Redemption Agreement have been exchanged for an equal number of warrants (the "Exchanged Warrants") with an exercise price of $1.50 per share. Such holders also received, in the aggregate, 650,000 additional warrants (the "New Warrants") at an exercise price of $1.50 per share. The Exchanged Warrants expire on December 23, 2002 and the New Warrants expire on May 5, 2003. The exercise price and number of shares of common stock which may be purchased upon exercise of the Exchanged Warrants and the New Warrants are subject to adjustment upon the occurrence of certain dilution events including, without limitation, certain issuances of common stock, stock options or convertible securities issued after November 2000, or certain corporate transactions such as stock splits, mergers or asset sales. Subject to certain restrictions, the holders of the Exchanged Warrants and the New Warrants have agreed not to exercise such warrants for a period of 180 days following their date of issuance. The redemption of the Series B Preferred in accordance with the Redemption Agreement is subject to certain closing conditions on each date of redemption. So long as the Company remains in compliance with the terms of the Redemption Agreement, such holders are prohibited from converting their shares of Series B Preferred into shares of common stock.

     Under the terms of the Redemption Agreement, the Company has agreed to pay the holders of Series B Preferred subject to such agreement the aggregate amount of $4,333,333 if there is a change of control of the Company on or before December 23, 2002.

     The Company has not entered into an agreement to redeem the shares of Series B Preferred held by the holder of 2,000 shares of the Series B Preferred. To date, this holder has converted 1,690 shares of the Series B Preferred into an aggregate of 1,401,516 shares of common stock, and 310 shares of Series B Preferred remain outstanding. In addition, as a result of certain anti-dilution provisions, 106,667 warrants originally issued at an exercise price of $12.05 have been reset in both number and price so that there are presently 856,892 warrants at an exercise price of $1.50.

     In order for the Company to comply with the terms of the Redemption Agreement and continue to fund its operating requirements, it will be required to raise significant amounts of additional capital. The Redemption Agreement provides that the Company must raise at least $4,000,000 of additional funds by June 17, 2000, an additional $5,000,000 of new funds by July 31, 2000, and an additional $4,000,000 of new funds by August 30, 2000. As a result of these redemptions, the Company will report a substantial charge in the second quarter of 2000. The Company, however, may need or elect to raise additional funds in excess of such amounts prior to or after such dates. The Company's capital requirements will depend on many factors, including its ability to meet the conditions under the Redemption Agreement, the problems, delays, expenses and complications frequently encountered by other eHealth companies; the costs associated with developing improved products and services in response to technological changes; the costs associated with any marketing or other arrangements; changes in economic, regulatory, or competitive conditions or the Company's business; and the cost of retaining management personnel. As a result of the foregoing, the pro forma capitalization is reflected in the consolidated balance sheet as of March 31, 2000.

     To satisfy its capital requirements, the Company must raise funds through the issuance of equity or debt in the public or private capital markets. The Company's ability to raise additional funds may be adversely affected if, among other things, it is unable to meet the terms and conditions set forth in the Redemption Agreement or if it does not continue to improve its operating performance and achieve increased market acceptance of its products and services. There can be no assurance that any additional funding will be available to the Company, or if available, that it will be available on acceptable terms. If adequate funds are not available, the Company will not be able to meet the conditions set forth in the Redemption Agreement and the holders of the Series B Preferred would be entitled to exercise their conversion and other rights under the terms of the designations for the Series B Preferred and the Redemption Agreement. If the Company is successful in obtaining additional financing, the terms of the financing may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of common stock.

     On May 8, 2000, the Company entered into an agreement with an investment bank to serve as exclusive placement agent for the Company in connection with a proposed private offering by the investment bank, on a best efforts basis, of up to $20,000,000 of equity securities, plus an "overallotment option" for an additional $10,000,000. In addition, at the option of both parties, the investment bank may arrange for up to $6,000,000 of bridge financing for the Company in the form of an 8% senior collateralized convertible promissory note and five year warrants to purchase 500,000 shares of common stock for each $1,000,000 of bridge financing. No assurance can be given that these financings will be completed, or that, if completed, will be at the terms described herein.

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

         In May 1999, we announced and commenced the development of PROXYMED.COM, a healthcare portal website aimed at increasing the use of our services through the internet and in November 1999, the first version of the website was introduced. In March 2000, Version 2.0 of the portal was introduced with our first three transaction services: eligibility verification, laboratory test results reporting, and drug formulary management. When fully developed, PROXYMED.COM will offer a secure, single access point through the web for all connectivity needs of physicians and other healthcare providers to facilitate healthcare eCommerce services.

         In March 2000, we sold our non-core network integration and prescription drug dispensing segments. These two segments are shown as discontinued operations in the consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         NET REVENUES. Consolidated net revenues for the three months ended March 31, 2000 increased by $119,891, or 2%, to $7,644,950 from consolidated net revenues of $7,525,059 for the three months ended March 31, 1999. This increase is primarily due to volume increases in transactions processed.

         COST OF SALES AND GROSS PROFIT MARGIN. Cost of services and license fees includes third-party electronic transaction processing costs, certain telecommunication costs, third-party databases, and certain labor and travel costs. Cost of sales for communication devices, computer systems, and other tangible goods includes hardware, third-party software, direct labor and consumable materials. Consolidated gross profit margin for the three months ended March 31, 2000 was 64% compared to 72% for the three months ended March 31, 1999. This decrease was primarily due to a change in the mix of revenues at our laboratory communication device operations from higher margin leasing of communication devices to lower margin sales and servicing of these devices.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses for the three months ended March 31, 2000 increased by $1,582,582, or 26%, to $7,639,385 from consolidated SG&A expenses of $6,056,803 for the three months ended March 31, 1999. This increase is primarily due to (i) increases in payroll and related expenses for additional sales representatives, field implementation and senior management positions ($886,000), (ii) increases in selling and marketing expenses for our current products and PROXYMED.COM ($384,000), (iii) increases in telecommunications and facilities costs for additional employees ($148,000), and (iv) increases in professional fees for legal and consulting projects ($166,000). As a result of these factors, consolidated SG&A expenses as a percentage of consolidated net sales increased to 100% in the 2000 period from 80% in the 1999 period.

         DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expense increased $126,914, or 4%, to $3,283,209 for the three months ended March 31, 2000 from $3,156,295 for the three months ended March 31, 1999. This increase was primarily due to additional fixed assets purchased for our computer networks and additional employees.

         LOSS FROM CONTINUING OPERATIONS. As a result of the foregoing, the loss from continuing operations was $6,022,526 for the three months ended March 31, 2000 compared to a loss from continuing operations of $3,822,868 for the three months ended March 31, 1999.

         DISCONTINUED OPERATIONS. As a result of selling both the network integration and prescription drug dispensing segments in the first quarter of 2000 for total proceeds of $3,652,942, we recorded a net gain of $511,130. The loss from the operations of our discontinued network integration and prescription drug dispensing segments was $303,927 in the three months ended March 31, 2000 compared to income of $113,682 in the three months ended March 31, 1999.

         Revenues from the network integration segment were $2,371,758 in the three months ended March 31, 2000 compared to $3,354,923 in the three months ended March 31, 1999. As a result of the decreased sales and additional amortization expense related to goodwill, the net loss for this segment was $327,767 in the 2000 period compared to net income of $135,528 in the 1999 period.

         Revenues from the prescription drug dispensing segment were $574,665 for the three months ended March 31, 2000 compared to $487,327 for in the three months ended March 31, 1999. Net income for this segment was $23,840 in the 2000 period compared to a net loss of $21,846 in the 1999 period.

         DIVIDENDS. As a result of the issuance of preferred stock in December 1999, we paid dividends of $223,770 by issuing 29,278 shares of our common stock on March 31, 2000.

         NET LOSS APPLICABLE TO COMMON SHAREHOLDERS. As a result of the foregoing, we recorded a net loss applicable to common shareholders of $5,945,862 for the three months ended March 31, 2000 compared to $3,690,406 for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         In the three month period ended March 31, 2000, cash used in operating activities totaled $1,990,053. This was primarily due to our net loss partially offset by depreciation and amortization charges. We spent approximately $2,000,000 for fixed assets and capitalized software development costs, and paid dividends to our preferred stockholders with 29,278 shares of common stock. These activities were financed through available cash resources and $426,749 in proceeds from the exercise of stock options and warrants. After these expenditures and sales of equity, we had cash and cash equivalents totaling $7,914,054 as of March 31, 2000.

         These available funds continue to be used for operations, the further development and marketing of our products and services (including PROXYMED.COM, our healthcare portal website), equipment and other general corporate purposes. As a result of the completed sales of our network integration and prescription drug dispensing segments in March 2000, we will receive payments of approximately $1,658,000 through July 2000. Additionally, as a result of acquisitions made in 1997 and 1998, we are obligated to pay approximately $330,000 for a final assessment of a tax audit at Key Communications (which was paid in April 2000), $750,000 to the former owner of Clinical Microsystems (which was paid in April 2000 for $375,000 in cash and 33,708 shares of common stock), and $500,000 in June 2000 to the former owner of PreScribe. In addition, we are continuously evaluating acquisition opportunities and other strategic alternatives that may add synergies to our product offerings and business strategy.

         We are aggressively implementing our new strategic plan which concentrates on empowering physicians with internet-enabled tools and solutions in three critical areas: (i) accelerating the development and launch of PROXYMED.COM and clinical applications, (ii) aggressively adding physician-users to our desktop software, and (iii) enhancing our suppliers network to deliver additional physician customers and new physician services. We continue to expect that there will be opportunities to increase revenues by cross-selling products and services to our current customers utilizing only selected services, as well as revenue opportunities from the development of new services from our product development efforts, including PROXYMED.COM. In addition, while we expect certain sales, marketing, implementation and development costs to rise in order to achieve our revenue goals, we also expect to continue to experience cost reduction synergies as we utilize the operational strengths at each of our locations. These savings will occur primarily from elimination of facilities, duplicate personnel in the areas of network operations, management and customer service, and other general and administrative costs.

         In December 1999, we issued 15,000 shares of Series B Preferred Stock, par value $.01 per share (the "Series B Preferred") and warrants to purchase 800,000 shares (the

"Old Warrants") of our common stock, par value $.001 per share, in a private placement to institutional investors. Due to the decline in the price of the our common stock below $4.21 for a period of ten consecutive trading days in April and May 2000, certain contractual effects were triggered which would permit the preferred shareholders to convert the preferred shares and exercise the Old Warrants into a potentially large number of shares of common stock. To mitigate the potential dilution to existing shareholders, on May 4, 2000, we entered into a Redemption and Exchange Agreement (the "Redemption Agreement") with holders of 13,000 shares of the Series B Preferred. Under the terms of the Redemption Agreement, we redeemed 4,000 shares of the Series B Preferred, and are required to redeem an additional 2,500 shares of the Series B Preferred on each of June 19, 2000, August 1, 2000, and August 31, 2000, and an additional 1,500 shares of the Series B Preferred on September 29, 2000, plus a 16.5% premium and accrued dividends.

         In order for us to comply with the terms of the Redemption Agreement and continue to fund our operating requirements, we will be required to raise significant amounts of additional capital. The Redemption Agreement provides that we must raise at least $4,000,000 of additional funds by June 17, 2000, an additional $5,000,000 of new funds by July 31, 2000, and an additional $4,000,000 of new funds by August 30, 2000. As a result of these redemptions, we will report a substantial charge in the second quarter of 2000. We, however, may need or elect to raise additional funds in excess of such amounts prior to or after such dates. Our capital requirements will depend on many factors, including our ability to meet the conditions under the Redemption Agreement, the problems, delays, expenses and complications frequently encountered by other eHealth companies; the costs associated with developing improved products and services in response to technological changes; the costs associated with any marketing or other arrangements; changes in economic, regulatory, or competitive conditions or our business; and the cost of retaining management personnel.

         In July 1999, we signed an accounts receivable-based revolving line of credit agreement of up to $5,000,000. Borrowings are based on 85% of eligible accounts receivable, repayable on July 30, 2000, collateralized by a lien on all of our assets, and bear interest at the prime rate plus 2% payable monthly (which has ranged from 10% to 11%). If the creditor does not elect to renew this line of credit, we may need to enter into another credit facility with terms that may differ significantly from the existing agreement, or raise funds through additional debt or equity financing. As of March 31, 2000, we borrowed $1,000,000 under this credit facility and in May 2000, we borrowed an additional $2,000,000. Our current availability to borrow under this credit facility is approximately $258,000.

         At the current time, we do not have any material commitments for capital expenditures. To satisfy our capital requirements, we must raise funds through the issuance of equity or debt in the public or private capital markets. Our ability to raise additional funds may be adversely affected if, among other things, we are unable to meet the terms and conditions set forth in the Redemption Agreement or if we do not continue to improve our operating performance and achieve increased market acceptance of our products and services. There can be no assurance that any additional funding will be available to us, or if available, that it will be available on acceptable terms. If adequate funds are not available, we will not be able to meet the conditions set forth in the Redemption Agreement and the holders of the Series B preferred stock would be entitled to exercise their conversion and other rights under the terms of the designations for the Series B preferred stock and the Redemption Agreement. If we are successful in obtaining additional financing, the terms of the financing may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of our common stock. We believe that if we are not successful in obtaining additional financing to fund the increased research and development expenditures, increased marketing expenditures, and comply with the terms of the Redemption Agreement either through equity raises or debt issuance, such increased expenditures could be reduced, and we could operate at near cash flow break-even until such additional financing is available. However, such actions could impact our ability to successfully advance our business plan and may put us at a competitive disadvantage.

         The ratio of current assets to current liabilities was 1.9 times at March 31, 2000 and 3.0 times at December 31, 1999. This decrease is primarily due to a decrease in cash for operational purposes and increases in liabilities for payroll and related expenses and higher inventory levels. For the periods ended March 31, 2000 and 1999, accounts receivable turnover for us was 7.5 times in the 2000 period and is comparable to 7.6 times in the 1999 period. Our inventory turnover was 5.0 times in the 2000 period compared to 4.6 times in the 1999 period. This increase is attributable to higher inventory turnover at our lab communication devices operations.

         We expect to continue to incur negative net cash flow from operations until we begin receiving higher levels of revenues, primarily driven by PROXYMED.COM, our healthcare web portal. Management is committed to the strategy of investing funds in further marketing and development of our products and services, specifically for PROXYMED.COM, which will integrate our existing desktop products into a single internet-based solution. We may also pursue additional acquisitions that are deemed to be in accordance with our business strategy.

         On May 8, 2000, we entered into an agreement with an investment bank to serve as exclusive placement agent for us in connection with a proposed private offering by that investment bank, on a best efforts basis, of up to $20,000,000 of equity securities, plus an "overallotment option" for an additional $10,000,000. In addition, at the option of both parties, the investment bank may arrange for up to $6,000,000 of bridge financing for us in the form of an 8% senior collateralized convertible promissory note and five year warrants to purchase 500,000 shares of common stock for each $1,000,000 of bridge financing. No assurance can be given that these financings will be completed, or that, if completed, will be at the terms described herein.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This document contains forward-looking statements that reflect the Company's current expectations regarding future events including the Company's ability to redeem its Preferred Stock. While these statements reflect the Company's best current judgment, they are subject to risks and uncertainties. Actual results may differ significantly from projected results due to a number of factors, including, but not limited to ProxyMed's ability to abide by the terms of the redemption and related agreements, assumptions, beliefs and opinions relating to ProxyMed's growth strategy based upon ProxyMed's interpretation and analysis of healthcare industry trends and management's ability to successfully develop, market, sell and implement its e-commerce solutions, clinical and financial e-transaction services and software applications to physicians, pharmacies, laboratories, and payers. These factors and other risk factors are more fully discussed in the Company's filings with the Securities and Exchange Commission. ProxyMed expressly disclaims any intent or obligation to update any forward-looking statements.

PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION.

         Subsequent to the quarter ended March 31, 2000, ProxyMed has filed the following reports on Form 8-K:

                  - May 8, 2000 - Report on Redemption and Exchange Agreement reached with ProxyMed's Series B Preferred stockholders.

                  - May 9, 2000 - Report on engagement of investment bank to assist ProxyMed in a capital raising transaction and serve as exclusive financial advisor.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  27 - Financial Data Schedule.

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PROXYMED, INC.
                                            (Registrant)



May 15, 2000                             /s/ BENNETT MARKS
                                         -----------------
    (Date)                                   Bennett Marks
                                               Executive Vice-President, Chief
                                               Financial Officer and Principal
                                               Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT                DESCRIPTION
-------                -----------
  27                   Financial Data Schedule