Form 10-Q
period 2000-06-30
PROXYMED INC /FT LAUDERDALE/
filed 2000-08-15
CIK 906337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2000

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

                          Common Stock, $.001 Par Value
                     19,957,415 Shares as of August 8, 2000

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

                         PROXYMED, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                   Pro Forma
                                                                                    June 30,         June 30,       December 31,
                                   Assets                                             2000             2000            1999
                                                                                  -------------   -------------   -------------
                                                                                  (See Note 4)
Current assets:
     Cash and cash equivalents                                                    $   7,383,547   $   7,383,547   $  11,487,938
     Accounts receivable - trade, net                                                 4,366,670       4,366,670       3,298,298
     Notes and other receivables                                                        649,108         649,108         246,366
     Prepaid expenses                                                                 1,873,623       1,873,623         363,261
     Inventory                                                                        2,794,241       2,794,241       1,842,055
     Other current assets                                                                67,619          67,619          56,149
     Net current assets of discontinued operations                                           --              --       1,719,791
                                                                                  -------------   -------------   -------------
        Total current assets                                                         17,134,808      17,134,808      19,013,858
Property and equipment, net                                                           4,681,794       4,681,794       4,321,943
Goodwill, net                                                                         6,170,771       6,170,771       9,629,115
Purchased technology, capitalized software and other intangibles, net                 9,204,118       9,204,118      10,027,887
Other assets                                                                            534,538         534,538         477,742
Net long-term assets of discontinued operations                                              --              --       1,302,339
                                                                                  -------------   -------------   -------------

        Total assets                                                              $  37,726,029   $  37,726,029   $  44,772,884
                                                                                  -------------   -------------   -------------

                      Liabilities and Stockholders' Equity

Current liabilities:
     Note payable                                                                 $          --   $          --   $   1,000,000
     Current portion of long-term debt                                                       --              --         735,788
     Accounts payable and accrued expenses                                            5,220,830       5,220,830       4,263,032
     Deferred revenue                                                                   559,599         559,599         435,349
                                                                                  -------------   -------------   -------------
        Total current liabilities                                                     5,780,429       5,780,429       6,434,169
Long-term deferred revenue and other long-term liabilities                              797,986         797,986         583,136
     Put warrant obligation                                                                      --      11,603,866              --
                                                                                  -------------   -------------   -------------
        Total liabilities                                                             6,578,415      18,182,281       7,017,305
                                                                                  -------------   -------------   -------------

Stockholders' equity:
     Series B 6% Convertible preferred stock - $.01 par value. Authorized and issued 15,000 shares; outstanding 310 shares
        Liquidation preference $310,000                                                       3               3             150
     Series C 7% Convertible preferred stock - $.01 par value
        Authorized 300,000 shares; issued and outstanding 243,265 shares
        Liquidation preference $24,326,500                                                  243             243              --
     Common stock - $.001 par value. Authorized 100,000,000 shares;
        issued and outstanding 19,734,429 (after deducting 225,913
        shares in treasury) and 18,327,402 shares, respectively                          19,734          19,734          18,327
     Additional paid-in capital                                                     111,065,262      99,461,396     101,477,438
     Accumulated deficit                                                            (79,937,628)    (79,937,628)    (63,740,336)
                                                                                  -------------   -------------   -------------
        Total stockholders' equity                                                   31,147,614      19,543,748      37,755,579
                                                                                  -------------   -------------   -------------
        Total liabilities and stockholders' equity                                $  37,726,029   $  37,726,029   $  44,772,884
                                                                                  =============   =============   =============


See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                      Three Months Ended June 30,      Six Months Ended June 30,
                                                     -----------------------------   -----------------------------
                                                          2000            1999           2000            1999
                                                     -------------   -------------   -------------   -------------
Revenues:
     Services and license fees                       $  4,602,137    $  5,092,694    $  8,900,851    $  9,579,675
     Communication devices, computer systems
        and other tangible goods                        3,414,716       2,672,996       6,760,952       5,711,074
                                                     -------------   -------------   -------------   -------------
                                                        8,016,853       7,765,690      15,661,803      15,290,749
                                                     -------------   -------------   -------------   -------------

Costs and expenses:
     Cost of services and license fees                    341,415         347,120         746,807         630,007
     Cost of tangible goods                             2,366,613       1,712,048       4,706,103       3,563,990
     Selling, general and administrative expenses       7,101,002       6,661,873      14,740,387      12,718,677
     Restructuring charges                              1,425,000              --       1,425,000              --
     Depreciation and amortization                      3,252,414       3,242,181       6,535,623       6,398,476
                                                     -------------   -------------   -------------   -------------
                                                       14,486,444      11,963,222      28,153,920      23,311,150
                                                     -------------   -------------   -------------   -------------

        Operating loss                                 (6,469,591)     (4,197,532)    (12,492,117)     (8,020,401)

Interest income (expense), net                         (4,005,609)         16,311      (3,912,378)         35,091
                                                     -------------   -------------   -------------   -------------

        Loss from continuing operations               (10,475,200)     (4,181,221)    (16,404,495)     (7,985,310)

Discontinued operations:
     Loss from discontinued operations                         --        (208,777)       (303,927)        (95,095)
     Gain on disposal of discontinued operations               --              --         511,130              --
                                                     -------------   -------------   -------------   -------------
                                                               --        (208,777)        207,203         (95,095)
                                                     -------------   -------------   -------------   -------------

        Net loss                                      (10,475,200)     (4,389,998)    (16,197,292)     (8,080,405)

Deemed dividends and other charges                     14,412,079              --      14,635,849              --
                                                     -------------   -------------   -------------   -------------

        Net loss applicable to common shareholders   $(24,887,279)   $ (4,389,998)   $(30,833,141)   $ (8,080,405)
                                                     =============   =============   =============   =============

Weighted average common shares outstanding             19,222,849      17,913,831      18,828,694      17,866,363
                                                     =============   =============   =============   =============

Basic and diluted net income (loss) per share of
  common stock:
        From continuing operations                   $      (1.29)   $      (0.24)   $      (1.65)   $      (0.44)
        From discontinued operations                           --           (0.01)           0.01           (0.01)
                                                     -------------   -------------   -------------   -------------
             Net loss                                $      (1.29)   $      (0.25)   $      (1.64)   $      (0.45)
                                                     =============   =============   =============   =============


See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                                   (unaudited)

                                            Series B                      Series C
                                        Preferred stock               Preferred stock                  Common stock
                                 -----------------------------   ----------------------------  -----------------------------
                                     Number           Par            Number          Par           Number           Par
                                   of shares         value         of shares        value        of shares         value
                                 -------------   -------------   -------------  -------------  -------------   -------------
Balances, December 31, 1999             15,000   $         150              --  $          --     18,327,402   $      18,327
Exercise of stock options
    and warrants                            --              --              --             --        168,438             168
Treasury stock received
    for sales of discontinued
    businesses                              --              --              --             --       (225,913)           (226)
Common stock issued
    for acquired businesses                 --              --              --             --         33,708              34
Conversions of Series B
    Preferred stock                     (1,690)            (17)             --             --      1,401,516           1,402
Redemptions of Series B
    Preferred stock                    (13,000)           (130)             --             --             --              --
Warrants issued to
    placement agent under
    advisory agreement                      --              --              --             --             --              --
Warrants issued to
    placement agent pursuant to
    Convertible Debt offering               --              --              --             --             --              --
Amortization of beneficial
    conversion of
    Convertible Debt                        --              --              --             --             --              --
Conversion of Convertible
    Debt into Series C
    Preferred stock, net of costs           --              --         243,265            243             --              --
Compensatory stock options                  --              --              --             --             --              --
Dividends on preferred stock                --              --              --             --         29,278              29
Other                                       --              --              --             --             --              --
Net loss                                    --              --              --             --             --              --
                                 -------------   -------------   -------------  -------------  -------------   -------------
    Balances, June 30, 2000                310   $           3         243,265  $         243     19,734,429   $      19,734
                                 =============   =============   =============  =============  =============   =============
                                    Additional     Accumulated
                                 paid-in capital     deficit           Total
                                  -------------   -------------   -------------
Balances, December 31, 1999       $ 101,477,438   $ (63,740,336)  $  37,755,579
Exercise of stock options
    and warrants                        426,581              --         426,749
Treasury stock received
    for sales of discontinued
    businesses                       (1,929,598)             --      (1,929,824)
Common stock issued
    for acquired businesses              67,381              --          67,415
Conversions of Series B
    Preferred stock                      (1,385)             --              --
Redemptions of Series B
    Preferred stock                 (15,773,977)             --     (15,774,107)
Warrants issued to
    placement agent under
    advisory agreement                1,300,000              --       1,300,000
Warrants issued to
    placement agent pursuant to
    convertible debt offering        10,875,920              --      10,875,920
Amortization of beneficial
    conversion of
    Convertible Debt                  3,202,892              --       3,202,892
Conversion of Convertible
    Debt into Series C
    Preferred stock, net of costs      (358,719)             --        (358,476)
Compensatory stock options              152,700              --         152,700
Dividends on preferred stock                (29)             --              --
Other                                    22,192              --          22,192
Net loss                                     --     (16,197,292)    (16,197,292)
                                  -------------   -------------   -------------
    Balances, June 30, 2000       $  99,461,396   $ (79,937,628)  $  19,543,748
                                  =============   =============   =============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                            Six Months Ended June 30,
                                                                         ------------------------------
                                                                             2000              1999
                                                                         ------------      ------------
Cash flows from operating activities:
     Net loss                                                            $(16,197,292)     $ (8,080,405)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                                   6,866,297         6,795,784
            Amortization of private placement related costs                 3,991,903                --
            Restructuring charges                                           1,425,000                --
            Provision for doubtful accounts                                   257,806            86,937
            Compensatory stock options and warrants issued                    369,367                --
            Payment for non-compete agreement                                (200,000)               --
            Net gain on sales of discontinued operations                     (511,130)               --
            Changes in net current assets of discontinued operations         (734,577)          543,435
            Changes in assets and liabilities, net of
               effect of acquisitions and dispositions:
                Accounts and other receivables                             (1,204,364)       (1,294,003)
                Inventory                                                    (952,186)          154,832
                Prepaid expenses                                             (243,696)         (157,668)
                Accounts payable and accrued expenses                        (247,657)          345,912
                Deferred revenue                                               24,250           167,699
                Other, net                                                    (33,049)          (13,627)
                                                                         ------------      ------------
         Net cash used in operating activities                             (7,389,328)       (1,451,104)
                                                                         ------------      ------------

Cash flows from investing activities:
     Capital expenditures                                                    (660,649)         (404,863)
     Capital expenditures of discontinued operations                         (230,072)         (173,128)
     Capitalized software                                                  (1,586,759)         (196,319)
     Acquisition of business, net of cash acquired                                 --        (1,000,000)
     Payments for acquisition-related costs                                    (8,355)         (450,529)
                                                                         ------------      ------------
         Net cash used in investing activities                             (2,485,835)       (2,224,839)
                                                                         ------------      ------------

Cash flows from financing activities:
     Proceeds from sale of convertible debt securities                     21,332,299                --
     Proceeds from sale of common stock                                            --         2,940,000
     Redemption of convertible preferred stock                            (15,721,808)               --
     Proceeds from exercise of stock options and warrants                     426,749           149,839
     Collections on notes receivable                                        1,136,706                --
     Draw on line of credit                                                 2,000,000                --
     Repayment of line of credit                                           (3,000,000)               --
     Payment of note payable, capital leases and long-term debt              (403,174)         (257,799)
                                                                         ------------      ------------
         Net cash provided by financing activities                          5,770,772         2,832,040
                                                                         ------------      ------------

Net decrease in cash                                                       (4,104,391)         (843,903)
Cash and cash equivalents at beginning of period                           11,487,938         4,626,649
                                                                         ------------      ------------
Cash and cash equivalents at end of period                               $  7,383,547      $  3,782,746
                                                                         ============      ============


See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


(1)  Summary of Significant Accounting Policies

   (a) Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of ProxyMed, Inc. and subsidiaries ("ProxyMed" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

       The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

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

   (c) Net Loss Per Share - Basic loss per share of common stock is computed by dividing net loss applicable to common shareholders by the weighted average shares of common stock outstanding during the year. Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock; however, stock options, warrants and contingent shares totaling 26,881,240 shares and 3,209,227 shares at June 30, 2000 and 1999, respectively, as well as common shares issuable on conversion of both Series B and Series C preferred stock (24,667,506 shares, if converted on June 30, 2000) were excluded from the calculation of diluted per share results because their effect was antidilutive.

   (2) Discontinued Operations - In March 2000, ProxyMed sold its discontinued network integration and prescription drug dispensing segments in separate transactions. Proceeds from the sale of the network integration segment were $3,398,000 and were paid with 208,913 shares of ProxyMed common stock (valued at $1,776,000, the closing market price of the common stock on the date of closing, and recorded as treasury stock) and a note receivable of $1,622,000 due on July 31, 2000. The sale resulted in a gain of $574,000. As of August 3, 2000, all amounts due under this note receivable have been collected.

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

       The following table represents the results of discontinued operations for the six months ended June 30, 2000 and 1999:

                                                         2000           1999
                                                     -----------    -----------
         Net revenues:
               Network integration                   $ 2,371,758    $ 6,071,503
               Prescription drug dispensing              574,665      1,009,396
                                                     -----------    -----------
                                                     $ 2,946,423    $ 7,080,899
                                                     ===========    ===========

         Net income (loss):
               Network integration                   $  (327,767)   $   (19,294)
               Prescription drug dispensing               23,840        (75,801)
                                                     -----------    -----------
                                                     $  (303,927)   $   (95,095)
                                                     ===========    ===========

(3)    Redemption and Exchange Agreement

       On December 23, 1999, the Company issued 15,000 shares of its Series B 6% Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred") and warrants to purchase 800,000 shares (the "Old Warrants") of its common stock, par value $.001 per share, in a private placement to institutional investors.

     Due to the decline in the price of the Company's common stock below $4.21 for a period of ten consecutive trading days in April and May 2000, certain contractual provisions were triggered which would have permitted the holders of the Series B Preferred shares to immediately convert the preferred shares and exercise the Old Warrants into a potentially large number of shares of common stock. As a result, on May 4, 2000, the Company entered into a Redemption and Exchange Agreement (the "Redemption Agreement") with the holders of 13,000 shares of the Series B Preferred (the "Redemption Agreement Holders"). Under the terms of the Redemption Agreement, the Company immediately redeemed 4,000 shares of the Series B Preferred for $4,687,000 (a 16.5% premium) and was required to redeem an additional 2,500 shares of the Series B Preferred on each of June 19, 2000, August 1, 2000, and August 31, 2000, and an additional 1,500 shares of the Series B Preferred on September 29, 2000. So long as the Company remained in compliance with the terms of the Redemption Agreement, the Redemption Agreement Holders were prohibited from converting their shares of Series B Preferred into shares of common stock. As a result of the completion of a private placement financing of convertible securities (see Note 4), the Company was able to redeem the remaining 9,000 shares of the Series B Preferred in June 2000 for $10,636,000. The total premium of $2,170,000 paid on the redemption of the 13,000 shares of Series B Preferred, in addition to $728,000 of unamortized original issuance costs of the Series B Preferred, have been recorded as dividend charges included in the net loss applicable to common stockholders in the quarter ended June 30, 2000.

     Also pursuant to the Redemption Agreement, 693,333 of the Old Warrants (with an exercise price of $12.05 per share) issued to the Redemption Agreement Holders were exchanged for an equal number of warrants (the "Exchanged Warrants") with an exercise price of $1.50 per share. Such holders also received, in the aggregate, 650,000 additional warrants to purchase common stock (the "New Warrants") at an exercise price of $1.50 per share. The total value of the Exchanged Warrants and New Warrants of approximately $1,325,000 has been included as dividend charges in the net loss applicable to common stockholders for the quarter ended June 30, 2000. The Exchanged Warrants expire on December 23, 2002 and the New Warrants expire on May 5, 2003. The exercise price and number of shares of common stock which may be purchased upon exercise of the Exchanged Warrants and the New Warrants are subject to adjustment upon the occurrence of certain dilution events including, without limitation, certain issuances of common stock, stock options or convertible securities issued after November 2000, or certain corporate transactions such as stock splits, mergers or asset sales. Subject to certain restrictions, the holders of the Exchanged Warrants and the New Warrants agreed not to exercise such warrants for a period of 180 days following the date of the Redemption Agreement. The Company incurred approximately $451,000 in costs for professional fees related to the negotiation of the Redemption Agreement which have been recorded as dividend charges included in the net loss applicable to common stockholders in the quarter ended June 30, 2000.

     Additionally, under the terms of the Redemption Agreement, the Company has agreed to pay the Redemption Agreement Holders the aggregate amount of $4,333,333 if there is a change of control of the Company on or before December 23, 2002.

     The Company has not entered into an agreement to redeem the shares of Series B Preferred held by the holder of 2,000 shares of the Series B Preferred (the "Remaining Holder"). To date, the Remaining Holder has converted 1,890 shares of the Series B Preferred into an aggregate of 1,621,936 shares of common stock, and 110 shares of Series B Preferred remain outstanding. In addition, as a result of certain anti-dilution provisions, 106,667 Old Warrants issued to the Remaining Holder at an exercise price of $12.05 have been converted into 1,285,337 warrants with an exercise price of $1.00 per share.

(4)  Issuance of Securities

     On May 8, 2000, ProxyMed entered into a one-year advisory agreement with Commonwealth Associates, L.P. ("Commonwealth") to assist the Company in performing certain financial advisory services including the sale of securities and the possible sale, merger, or other business combination involving the Company. Pursuant to this agreement, the Company paid to Commonwealth a cash fee of $250,000 and issued to Commonwealth a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share (valued at $1,300,000). These costs are being amortized over a one-year period through April 2001.

     In June 2000, the Company sold, in a private placement to institutional and individual investors (the "Financing"), a total of $24,310,000 of 7% Convertible Senior Secured Notes (the "Notes") due January 1, 2001. Together with the Notes, the Company issued five-year warrants for the purchase of an aggregate of 12,155,000 shares of the Company's common stock at an exercise price of $1.00 per share. The total net proceeds received by the Company from the Financing was approximately $21,332,000. Under different circumstances the Notes were convertible into either common stock at a conversion price of $1.00 per share, or into shares of the Company's Series C 7% Convertible Preferred Stock (the "Series C Preferred") at the rate of one Series C Preferred share for each $100 of principal and accrued interest under the Notes. As described below, all of the Notes have been converted into shares of Series C Preferred. The conversion price of the Series C Preferred, the warrant exercise price, and number of shares of common stock issuable upon exercise of the warrants are subject to adjustment upon the occurrence of certain dilution events including, without limitation, certain issuances of common stock, stock options or convertible securities issued after June 2001, or certain corporate transactions such as stock splits, mergers or asset sales. As the conversion price of the Notes was less than the market price of the Company's common stock on the dates of issuance, the Company recorded a beneficial conversion charge in interest expense of approximately $3,203,000. The total proceeds were allocated between the debt and the warrants resulting in an accretion charge through interest expense of approximately $260,000.

     The warrants issued to the investors in the Financing provided that they were not exercisable until such time as the Company had obtained shareholder approval of a certain increase in the number of shares of its authorized common stock (see Note 7). However, since the investors agreed to accept a $2.00 per warrant redemption price as protection in case shareholder approval did not occur before January 1, 2001, the value of these "put" warrants of $11,603,866 is classified as debt on the June 30, 2000 balance sheet but will be reclassified to equity as of July 7, 2000, the date shareholder approval was obtained. This reclassification is shown in the pro forma column of the balance sheet. A charge of approximately $259,000 was recorded as interest expense associated with accreting the put warrants up to their redemption value during the quarter ended June 30, 2000.

     As a result of completion of the redemption of the Series B Preferred pursuant to the Redemption Agreement, the Notes, plus accrued interest thereon of $20,000, automatically converted into 243,265 shares of Series C Preferred on June 30, 2000. Shares of Series C Preferred are immediately convertible into common stock at any time by the holder at an initial conversion price of $1.00 per share, subject to adjustment upon the occurrence of certain dilution events including, without limitation, certain issuances of common stock, stock options or convertible securities issued after June 15, 2001, or certain corporate transactions such as stock splits, mergers or asset sales. Shares of Series C Preferred are mandatorily convertible if the Company raises more than $30 million in gross proceeds from the issuance of securities in a private or public placement or if the closing stock price of the Company is trading at $3.00 for 20 consecutive trading days. The Series C Preferred is entitled to receive a 7% annual non-cumulative dividend, payable quarterly in cash or shares of common stock at the Company's option. If paid in stock, the stock is valued at $1.00 per share, subject to adjustment. Additionally, upon the conversion of the Notes to Series C Preferred, the unamortized balance of the beneficial conversion feature of $9,762,741 was taken as a charge included in the net loss applicable to common stockholders in the quarter ended June 30, 2000.

     Commonwealth represented the Company as private placement agent in the transaction for which it received cash fees of $2,431,000 and five-year warrants to purchase 7,293,000 shares of the Company's common stock at an exercise price of $1.00 per share (valued at $10,876,000). Other costs of the transaction aggregated approximately $547,000.

     Costs of $13,854,000 incurred in the Financing have been capitalized and are being amortized through the original maturity date of the Notes. Of this amount, $268,000 has been charged to interest expense. However, due to the conversion of the Notes to Series C Preferred on June 30, 2000, the unamortized financing costs of $13,585,000, and the unaccreted value of the debt of $12,704,580, were reclassified to equity.

       The Company is required to register with the Securities and Exchange Commission the underlying common shares by December 16, 2000. The investors in this transaction have agreed to a one-year lock-up on the transfer or sale of any shares of common stock received upon conversion of the Series C Preferred shares and exercise of the warrants issued. Additionally, Commonwealth has agreed to a 15-month lockup on the sale or transfer of the shares of common stock underlying the warrants issued in connection with this financing and certain officers of the Company have also agreed to a similar lockup on all common stock owned or acquired during the 15-month period. At the discretion of Commonwealth, lockup periods for all parties can be extended for a period of up to an additional 12 months or may be terminated early. Furthermore, as part of the financing, the size of ProxyMed's board of directors was required to be increased including the appointment of four new members, two of which were appointed by the investors and the other two by Commonwealth. On July 20, 2000, one existing director resigned and five new directors were appointed to serve with the remaining three directors.

   (5) Restructuring Charge

       In May 2000, the Company announced a reorganization plan aimed at reducing costs and reallocating resources. As a result, the Company reduced its workforce by approximately 70 employees, including the resignation of its chief executive officer, president/chief operating officer, chief financial officer, chief marketing officer and other management positions. The Company recorded a charge of $1,425,000 in the quarter ended June 30, 2000 primarily for separation payments and marketing and telecommunication contracts that were canceled in connection with the implementation of the reorganization plan. In conjunction with this restructuring, the Company also paid $200,000 to its former president/chief operating officer under the non-compete clause of his employment contract. This payment has been recorded as a prepaid expense and is being amortized over a one year period through May 2001.

   (6) Supplemental Disclosure of Cash Flow Information

                                                                       Six Months Ended June 30,
                                                                      --------------------------
                                                                          2000           1999
                                                                      -----------    -----------
Common stock issued for payment of preferred stock dividends          $   223,770    $        --
                                                                      ===========    ===========
Acquisition of business:
     Common stock and warrants issued for business acquired           $        --    $   181,563
     Other acquisition costs accrued                                           --        174,000
     Details of acquisition:
         Working capital components, other than cash                           --       (206,408)
         Property and equipment                                                --        (38,546)
         Goodwill                                                              --       (999,549)
         Other intangible assets                                               --       (111,060)
                                                                      -----------    -----------
            Net cash used in acquisition                              $        --    $(1,000,000)
                                                                      ===========    ===========

Disposition of businesses:
     Common stock received                                            $(1,929,823)   $        --
     Notes and other receivables received                              (1,723,125)            --
     Net gain recognized                                                  511,130
     Details of dispositions:
         Working capital components, other than cash                    1,940,081             --
         Property and equipment                                         1,070,926             --
         Goodwill                                                         109,658             --
         Other assets                                                      21,153             --
                                                                      -----------    -----------
            Net cash provided by dispositions                         $        --    $        --
                                                                      ===========    ===========

In April 2000, the Company acquired $406,872 of equipment through the execution of a capital lease.

(7) Other

   (a) Related Party Transaction - In April 1997, the Company made loans totaling $350,000 to its chairman of the board and interim chief executive officer. The funds were advanced pursuant to two demand promissory notes in the principal amounts of $290,000 and $60,000, respectively, each bearing interest at a rate of 7-3/4% per annum. In June 2000, the Company amended the terms of these notes whereby interest on the notes ceased to accrue subsequent to June 2000 and the loan plus accrued interest, totaling $435,983 at June 30, 2000, would be payable in a balloon payment in December 2001. Additionally, the loans are collateralized with options to purchase 550,000 shares of common stock granted to him under the Company's stock option plans.

       Additionally, the Company has entered into a consulting agreement with him which commences upon the appointment of a new chief executive officer. Under the terms of this agreement, the chairman will provide consulting services to the

       Company for a period of one year and will receive consulting fees in an amount equal to his current annual base salary in lieu of any separation payments and other benefits he would have been entitled to receive under his employment agreement.

   (b) Debt payment - In April 2000, the Company paid the third and final debt payment to the former owner of Clinical MicroSystems, Inc., which was acquired by the Company in March 1997. The $750,000 payment was paid with $375,000 in cash and 33,708 shares of common stock. The number of shares of common stock issued was based on a price of $11.12 per share (as determined by the purchase agreement). However, at the time of the actual payment, the price of the stock had fallen to $2.00 per share. Therefore, due to this drop in the stock price, the Company reduced the remaining goodwill and other intangible assets related to this acquisition to zero (total of $212,230) and recorded the excess as a reduction of amortization expense ($95,356) in the three months ended June 30, 2000.

   (c) Subsequent Event - At ProxyMed's annual meeting held on July 7, 2000, the shareholders of the Company ratified and/or approved (i) the amendment of the articles of incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000, (ii) the issuance of up to 50,000,000 shares of common stock and securities convertible into or exercisable for common stock in connection with the Financing; (iii) the issuance of the 15,000 shares of Series B Preferred and related 800,000 Old Warrants, the issuance of common stock upon the conversion of the Series B Preferred, exercise of the 800,000 Old Warrants, and the payment of dividends of the Series B Preferred, the issuance of the 650,000 New Warrants in connection with the Redemption Agreement, and the issuance of common stock upon the exercise of the New Warrants issued in connection with the Redemption Agreement; and (iv) the Company's 2000 Stock Option Plan and 2000-1/2 Stock Option Plan pursuant to which options to purchase 300,000 and 3,000,000 shares of common stock may be issued, respectively. The shareholders also elected four members to the Company's Board of Directors.

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

         In May 1999, we announced and commenced the development of proxyMed.com, a secure and proprietary healthcare portal website aimed at increasing the use of our services through the internet and in November 1999, the first version of the website was introduced. In March 2000, Version 2.0 of the portal was released with our first three transaction services: eligibility verification, laboratory test results reporting, and drug formulary management. When fully developed, proxyMed.com will offer a secure, single access point through the internet for connectivity needs of physicians and other healthcare providers to facilitate healthcare eCommerce services.

         In March 2000, we sold our non-core network integration and prescription drug dispensing segments. These two segments are shown as discontinued operations in the consolidated financial statements.

         In May 2000, a number of factors, including a weak Nasdaq stock market, particularly in the eHealth segment, and sales into the market of a significant number of shares of our common stock resulting from margin calls against our largest shareholder, contributed to the decline in the price of our common stock below $4.21 for a period of ten consecutive trading days in April and May 2000. Certain contractual provisions were triggered which would have permitted our Series B Preferred shareholders to convert their preferred shares and exercise their warrants into a significant number of shares of common stock. As a result, we entered into a Redemption and Exchange Agreement with holders of 13,000 of the 15,000 shares of the Series B Preferred stock. In order for us to comply with the terms of the Redemption and Exchange Agreement and continue to fund our operating requirements, we were required to raise additional capital, and in June 2000, we sold, in a private placement to institutional and individual investors, a total of $24,310,000 of convertible debt securities and issued five-year warrants for the purchase of an aggregate of 20,448,000 shares of the Company's common stock at an exercise price of $1.00 per share to the investors and the placement agent, resulting in net proceeds to us of approximately $21,332,000. On June 30, 2000, upon completion of the redemption of the 13,000 Series B Preferred, the convertible debt automatically converted into Series C Preferred shares. See Notes 3 and 4 to the consolidated financial statements for further details concerning these transactions.

         Additionally, in May 2000, in an effort to reduce our operating costs, we announced a reorganization aimed at reducing costs and reallocating resources. As a result, we reduced our workforce, including the resignation of our chief executive officer, president/chief operating officer, chief financial officer, chief marketing officer, and other management positions.

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         Net Revenues. Consolidated net revenues for the three months ended June 30, 2000 increased by $251,163, or 3%, to $8,016,853 from consolidated net revenues of $7,765,690 for the three months ended June 30, 1999. This net increase is primarily due to volume increases in our laboratory communication device operations and eHealth operations (increases of $924,000 and $142,000, respectively) offset by volume decreases in financial claims transactions processed (decrease of $390,000) and a one-time source code license sale in the 1999 period (decrease of $425,000).

         Cost of Sales and Gross Profit Margin. Cost of services and license fees include third-party electronic transaction processing costs, certain telecommunication costs, third-party databases, and certain labor and travel costs. Cost of sales for communication devices, computer systems and other tangible goods includes hardware, third-party software, direct labor and consumable materials. Consolidated gross profit margin for the three months ended June 30, 2000 was 66% compared to 73% for the three months ended June 30, 1999. This decrease was primarily due to a change in the mix of revenues generated by our laboratory communication device operations from higher margin leasing of communication devices to lower margin sales and servicing of these devices and contract manufacturing.

         Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses for the three months ended June 30, 2000 increased by $439,129, or 7%, to $7,101,002 from consolidated SG&A expenses of $6,661,873 for the three months ended June 30, 1999. This increase is primarily due to (i) increases in selling and marketing expenses for our current products and proxyMed.com ($340,000), (ii) expense related to the issuance of compensatory options and warrants to outside consultants in the 2000 period ($359,000) offset by (iii) a decrease in net payroll, outside labor and related expenses (net of capitalization for software development) due to higher amounts capitalized in the 2000 period primarily for proxyMed.com ($227,000). As a result of these factors and the establishment of a recurring revenue base, consolidated SG&A expenses as a percentage of consolidated net sales was 89% in the 2000 period compared to 86% in the 1999 period. Alternatively, as a result of our restructuring in May 2000, future consolidated SG&A expenses are expected to be reduced from current levels.

         Restructuring Charges. In May 2000, we announced a reorganization plan aimed at reducing costs and reallocating resources. As a result, we reduced our workforce by approximately 70 employees, including the resignation of our chief executive officer, president/chief operating officer, chief financial officer, chief marketing officer, and other management positions. For this plan, we recorded a charge of $1,425,000 in the three months ended June 30, 2000 primarily for separation payments and marketing and termination fees due under telecommunication contracts that were canceled. We estimate that our annual expenses will be reduced by approximately $8.0 million under this plan.

         Interest, net. We incurred net interest expense for the three months ended June 30, 2000 of $4,005,609, whereas we earned net interest income for the three months ended June 30, 1999 of $16,311. The current period amount reflects charges related to the amortization of costs from our private placement of convertible debt securities completed in June 2000 including approximately $3,203,000 for a beneficial conversion charge resulting from the conversion price of the convertible debt being less than the market price of our stock on the dates of issuance.

         Loss from Continuing Operations. As a result of the foregoing, the loss from continuing operations was $10,475,200 for the three months ended June 30, 2000 compared to $4,181,221 for the three months ended June 30, 1999.

         Deemed Dividends and Other Charges. As a result of the Redemption and Exchange Agreement entered into in May 2000 with the holders of 13,000 of the 15,000 Series B Preferred stock issued in December 1999 and the private placement of convertible debt securities in June 2000, we incurred total charges of $14,412,079 in the three months ended June 30, 2000 consisting of the following: (i) the unamortized beneficial conversion feature of the debt upon the conversion to the new Series C Preferred stock ($9,763,000), (ii) the premiums paid on the redemption of the Series B Preferred shares ($2,898,000),
(iii) the repricing of existing warrants ($610,000), (iv) the issuance of new warrants ($715,000), and (v) professional and other fees ($451,000).

         Net Loss Applicable to Common Shareholders. As a result of the foregoing, we recorded a net loss applicable to common shareholders of $24,887,279 for the three months ended June 30, 2000 compared to $4,389,998 for the three months ended June 30, 1999.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         Net Revenues. Consolidated net revenues for the six months ended June 30, 2000 increased by $371,054, or 2%, to $15,661,803 from consolidated net revenues of $15,290,749 for the six months ended June 30, 1999. This net increase is primarily due to volume increases in our laboratory communication device operations and eHealth operations (increases of $1,007,000 and $285,000, respectively) offset by volume decreases in financial claims transactions processed (decrease of $496,000) and a one-time source code license sale in the 1999 period (decrease of $425,000).

         Cost of Sales and Gross Profit Margin. Cost of services and license fees includes third-party electronic transaction processing costs, certain telecommunication costs, third-party databases, and certain labor and travel costs. Cost of sales for communication devices, computer systems and other tangible goods includes hardware, third-party software, direct labor and consumable materials. Consolidated gross profit margin for the six months ended June 30, 2000 was 65% compared to 73% for the six months ended June 30, 1999. This decrease was primarily due to a change in the mix of revenues generated by our laboratory communication device operations from higher margin leasing of communication devices to lower margin sales and servicing of these devices and contract manufacturing.

         Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses for the six months ended June 30, 2000 increased by $2,021,710, or 16%, to $14,740,387 from consolidated SG&A expenses of $12,718,677 for the six months ended June 30, 1999. This increase is primarily due to (i) increases in payroll, outside labor and related expenses (net of capitalization for software development) for additional sales representatives, field implementation and senior management positions ($637,000), (ii) increases in selling and marketing expenses for our current products and proxyMed.com ($687,000), (iii) expense related to the issuance of compensatory options and warrants to outside consultants in the 2000 period ($359,000), and (iv) increases in professional fees for legal and consulting projects ($201,000). As a result of these factors, consolidated SG&A expenses as a percentage of consolidated net sales increased to 94% in the 2000 period from 83% in the 1999 period. As a result of our restructuring plan we implemented in May 2000, future consolidated SG&A expenses are expected to be reduced from current levels.

         Restructuring Charges. In May 2000, we announced a reorganization plan aimed at reducing costs and reallocating resources. As a result, we reduced our workforce by approximately 70 employees, including the resignation of our chief executive officer, president/chief operating officer, chief financial officer, chief marketing officer, and other management positions. For this plan, we recorded a charge of $1,425,000 in the six months ended June 30, 2000 primarily for severance payments and marketing and termination fees due under telecommunication contracts that were canceled. We estimate that our annual expenses will be reduced by approximately $8.0 million under this plan.

         Depreciation and Amortization. Consolidated depreciation and amortization expense increased $137,147, or 2%, to $6,535,623 for the six months ended June 30, 2000 from $6,398,476 for the six months ended June 30, 1999. This net increase was primarily due to additional computer hardware and peripherals purchased for our computer networks and additional personnel and new manufacturing equipment at our laboratory printer device operations ($208,000) offset by an adjustment to amortization expense related to the final debt payment paid in April 2000 for the acquisition of Clinical MicroSystems, which we acquired in March 1997 ($95,000).

         Interest, net. We incurred net interest expense for the six months ended June 30, 2000 of $3,912,378, whereas we earned net interest income for the six months ended June

30, 1999 of $35,091. The current period amount reflects charges related to the amortization of costs from our private placement of convertible debt securities completed in June 2000 including approximately $3,203,000 for a beneficial conversion charge resulting from the conversion price of the convertible debt being less than the market price of our common stock on the dates of issuance.

         Loss from Continuing Operations. As a result of the foregoing, the loss from continuing operations was $16,404,495 for the six months ended June 30, 2000 compared to a loss from continuing operations of $7,985,309 for the six months ended June 30, 1999.

         Discontinued Operations. As a result of selling both the network integration and prescription drug dispensing segments in the first quarter of 2000 for total proceeds of $3,652,942, we recorded a net gain of $511,130. The loss from the operations of our discontinued network integration and prescription drug dispensing segments was $303,927 in the six months ended June 30, 2000 compared to $95,095 in the six months ended June 30, 1999.

         Revenues from the network integration segment were $2,371,758 in the six months ended June 30, 2000 compared to $6,071,503 in the six months ended June 30, 1999. The net loss for this segment was $327,767 in the 2000 period compared to $19,294 in the 1999 period.

         Revenues from the prescription drug dispensing segment were $574,665 for the six months ended June 30, 2000 compared to $1,009,396 for in the six months ended June 30, 1999. Net income for this segment was $23,840 in the 2000 period compared to a net loss of $75,801 in the 1999 period.

         Deemed Dividends and Other Charges. As a result of the Redemption and Exchange Agreement entered into in May 2000 with the holders of 13,000 of the 15,000 Series B Preferred stock issued in December 1999 and the private placement of convertible debt securities in June 2000, we incurred total charges of $14,412,079 in the six months ended June 30, 2000 consisting of the following: (i) the unamortized beneficial conversion feature of the debt upon the conversion to the new Series C Preferred stock ($9,763,000), (ii) the premiums paid on the redemption of the Series B Preferred shares ($2,898,000),
(iii) the repricing of existing warrants ($610,000), (iv) the issuance of new warrants ($715,000), and (v) professional and other fees ($451,000). Additionally, as required pursuant to the terms of the Series B Preferred stock, we paid dividends of $223,770 to the holders of the Series B Preferred by issuing 29,278 shares of our common stock in the six months ended June 30, 2000.

         Net Loss Applicable to Common Shareholders. As a result of the foregoing, we recorded a net loss applicable to common shareholders of $30,833,141 for the six months ended June 30, 2000 compared to $8,080,405 for the six months ended June 30, 1999.

Liquidity and Capital Resources

         In the six month period ended June 30, 2000, cash used in operating activities totaled $7,389,328. This was primarily due to our net loss partially offset by depreciation and amortization charges, restructuring charges, and non-cash charges related to the redemption of the Series B Preferred stock and the private placement sale of convertible securities in June 2000. During the six month period ended June 30, 2000, we paid approximately $3,324,000 to redeem 13,000 shares of Series B Preferred stock under the Redemption and Exchange Agreement, paid in full our outstanding line of credit with Transamerica of $3,000,000, spent $2,477,000 for fixed assets and capitalized software development costs, and issued 29,278 shares of common stock to holders of Series B Preferred stock as dividends. These activities were financed through the private placement of $24,310,000 in convertible securities (resulting in net proceeds to us of $21,232,000), the collection of notes receivables from our sale of discontinued operations ($1,137,000), proceeds from the exercise of stock options ($426,749), capital lease financing ($407,000), and available cash resources. After these proceeds and expenditures, we had cash and cash equivalents totaling $7,383,547 as of June 30, 2000.

         These available funds continue to be used for operations, the further development of our products and services (including proxyMed.com, our healthcare internet portal), and other general corporate purposes. As a result of the completed sales of our network integration and prescription drug dispensing segments in March 2000, we received payments of approximately $1,137,000 through June 30, 2000 under the notes issued to us by the purchasers of these businesses. Additionally, as a result of acquisitions made in 1997 and 1998, we paid (i) approximately $330,000 in April 2000 for the final assessment of a tax audit at Key Communications; (ii) $750,000 in April 2000 to the former owner of Clinical MicroSystems with $375,000 in cash and 33,708 shares of common stock; and (iii) $500,000 in June 2000 to the former owner of the PreScribe(R) network. In addition, we are continuously evaluating acquisition opportunities and other strategic alternatives that may add synergies to our product offerings and business strategy.

         Through May 2000, we had been aggressively implementing our new strategic plan which concentrates on empowering physicians with internet-enabled tools and solutions in three critical areas: (i) development and launch of proxyMed.com, (ii) adding physician-users to our desktop software, and (iii) enhancing our suppliers network to deliver additional physician customers and new physician services. As we continue to execute our plan, in May 2000, we announced a reorganization plan aimed at reducing costs and reallocating resources. As a result, we reduced our workforce by approximately 70 employees, including the resignation of our chief executive officer, president/chief operating officer, chief financial officer, chief marketing officer, and other management positions as well as sales, marketing, and implementation staff. We estimate that our annual expenses will be reduced by approximately $8.0 million under this plan. Our sales approach is now direct and market specific as we continue to penetrate our target markets. We continue to expect that there will be opportunities to increase revenues by cross-selling products and services to our current customers utilizing only selected services, as well as revenue opportunities from the development of new services from our product development efforts, including proxyMed.com. We remain committed to delivering additional capabilities to proxyMed.com and, as a result, did not significantly reduce our development workforce.

         In June 2000, we paid in full our accounts receivable-based revolving line of credit which had an outstanding balance of $3,000,000. The creditor did not renew this line of credit and we have not entered into any other line of credit arrangement at this time. We have not yet determined if we will pursue another similar arrangement; however, if we are successful in securing such an arrangement, the terms may differ significantly from our prior arrangement.

         At the current time, we do not have any material commitments for capital expenditures.

         We expect to continue to incur negative net cash flow from operations until we begin achieving higher levels of revenues. Management is committed to the strategy of investing funds in further development of our products and services, especially for proxyMed.com, which will integrate our existing desktop products into a single internet-based solution and where we believe we have the greatest opportunity for long-term revenue growth. We may also pursue additional acquisitions that are deemed to be in accordance with our business strategy. While we believe that we have sufficient cash and cash equivalents on hand to fund our future operational capital requirements based on our current level of revenues and expenditures, we may need to raise funds through the issuance of additional equity or debt in the public or private capital markets in order to fund specific research and development projects or pursue additional strategic acquisitions. Our ability to raise any additional funds may be adversely affected if, among other things, we do not continue to improve our operating performance or achieve increased market acceptance of our products and services. There can be no assurance that any additional funding will be available to us, or if available, that it will be available on acceptable terms. If we are successful in obtaining additional financing, the terms of the financing may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of our common stock. We believe that if we are not successful in obtaining additional financing for further product development or strategic acquisitions, such inability could impact our ability to successfully advance our business plan and may put us at a competitive disadvantage.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995


         This document contains forward-looking statements that reflect the Company's current expectations regarding future events, including, without limitation, statements regarding the level of expenses expected to be incurred by the Company in the future, the Company's ability to fund its future capital requirements, and opportunities for increasing revenues. While these statements reflect the Company's best current judgment, they are subject to risks and uncertainties that could cause such statements to prove to be incorrect and cause actual results to differ significantly from projected results, including, without limitation, risks and uncertainties relating to: ProxyMed's ability to improve its operating performance, increase revenues and maintain its expenses within estimated ranges; ProxyMed's ability to achieve increased market acceptance of its products and services; ProxyMed's ability to secure additional funding sources, if needed; and the validity of ProxyMed's assumptions, beliefs and opinions relating to ProxyMed's growth strategy based upon ProxyMed's interpretation and analysis of healthcare industry trends and management's ability to successfully develop, market, sell and implement its e-commerce solutions, clinical and financial e-transaction services and software applications and internet strategies to physicians, pharmacies, laboratories, and payers. These factors and other risk factors are more fully discussed in the Company's filings with the Securities and Exchange Commission. ProxyMed expressly disclaims any intent or obligation to update any forward-looking statements.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

        - Not applicable

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

       (a) On May 4, 2000, the Company issued warrants to purchase 693,333 shares of its common stock, at an exercise price of $1.50 per share (the "Exchange Warrants"), to the holders of 13,000 shares of the Company's Series B 6% Convertible Preferred stock (the "Series B Preferred"). The Exchange Warrants were issued in exchange for an equal number of warrants previously issued to the holders of the Series B Preferred. The Exchange Warrants were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act").

              On May 4, 2000, the Company issued warrants to purchase 650,000 shares of its common stock at an exercise price of $1.50 per share (the "New Warrants") to the holders of the Series B Preferred. The New Warrants were issued in reliance upon the exemption from registration provided by Rule 506 of Regulation D promulgated under the Securities Act.

              The exercise price and the number of shares of common stock issuable upon exercise of the Old Warrants and the New Warrants are subject to adjustment upon the happening of certain dilution events.

       (b) On May 8 2000, the Company issued a warrant to purchase 1,000,000 shares of its Common Stock, at an exercise price of $1.00 per share, to Commonwealth Associates, L.P., ("Commonwealth") as partial compensation for financial advisory services provided by Commonwealth to the Company. This warrant was issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act.

              The exercise price and the number of shares issuable upon exercise of this warrant are subject to adjustment upon the happening of certain dilution events.

       (c) On June 16 and 29, 2000, the Company sold a total of $24,310,000 of 7% Convertible Senior Secured Notes to institutional and individual investors in a private placement transaction (the "Notes"). As part of this transaction, the Company also issued to the investors five-year warrants to purchase an aggregate of 12,155,000 shares of the Company's common stock at an exercise price of $1.00 per share (the "Investor Warrants"). The Company received net proceeds of approximately $21,332,000 from this transaction. Pursuant to their terms, the Notes were convertible into either shares of the Company's Series C 7% Convertible Preferred stock (the "Series C Preferred") or shares of common stock. As a result of the

              Company's completion of the redemption of 13,000 shares of its Series B Preferred stock pursuant to the Redemption Agreement (as further described in Note 3 to the financial statements included in this report), the entire principal and accrued interest balance on the Notes was automatically converted into 243,265 shares of Series C Preferred at a conversion rate of one share of Series C Preferred for each $100 of principal and accrued interest under the Notes. The Series C Preferred is convertible into common stock at a conversion price of $1.00 per share. Commonwealth Associates represented the Company as private placement agent in this transaction and as part of its compensation the Company issued to Commonwealth a five-year warrant to purchase an aggregate of 7,293,000 shares of common stock at an exercise price of $1.00 per share (the "Commonwealth Warrant").

              The Notes, Investor Warrants and Series C Preferred were issued in reliance upon the exemption from registration provided by Rule 506 of Regulation D. The Commonwealth Warrant was issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act.

              The exercise price and the number of shares issuable upon exercise of the Investor Warrants and the Commonwealth Warrants and the conversion price of the Series C Preferred are subject to adjustment upon the happening of certain dilution events.

Item 4. Submission of Matters to a Vote of Security Holders

         Subsequent to the quarter ending June 30, 2000, at the Company's annual meeting held on July 7, 2000, the shareholders approved the following resolutions:

         - Election of Directors. The following persons were elected to serve on the Board of Directors until the next annual meeting of the shareholders or until the election and qualification of their respective successors: Harold S. Blue, Bertram J. Polan, Peter A. A. Saunders and Eugene R. Terry. The total number of votes cast for directors was 16,906,140, and each director received 15,303,068 votes in favor and 1,603,072 votes withheld (including broker non-votes). On July 20, 2000, Mr. Saunders resigned his position from the board and five additional new board members were appointed to serve with the existing three directors.

         - Series B Preferred Stock. The shareholders ratified and approved: the issuance and sale of 15,000 shares of Series B Convertible Preferred stock; the issuance of warrants to purchase 800,000 shares of common stock to the holders of the Series B Convertible Preferred stock; the issuance of common stock upon conversion of the Series B Convertible Preferred stock, upon exercise of the warrants and the payment of dividend on the Series B Preferred stock; the issuance of warrants to purchase 650,000 shares of common stock to the holders of 13,000 shares of the Series B Convertible Preferred stock pursuant to the Redemption and Exchange Agreement and the issuance of warrants to purchase 693,333 shares of common stock issued to such shareholders in exchange for warrants previously issued to them; and the issuance of common stock upon exercise of the warrants issued to the holders of 13,000 shares of Series B Convertible Preferred stock. Of these votes, 7,483,574 were in favor, 286,212 were against and 30,537 abstained.

         - Ratification and approval of the issuances of up to 50,000,000 shares of common stock and securities convertibles into or exercisable for common stock. The total number of votes cast for this proposal, which approves the issuance of up to 50,000,000 shares of common stock and issuance of debt or equity securities convertible into common stock in connection with the financing was 7,800,413. Of these votes, 7,483,395 were in favor, 384,931 were against and 22,087 abstained.

         - Adoption of the amendment of the Company's restated Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,00,000. The total number of votes cast for this proposal, which approves an additional 50,000,000 authorized shares of Common Stock, par value $.001, was 7,970,096. Of these votes, 7,416,943 were in favor, 346,026 were against and 207,127 abstained.

         - Adoption of the 2000 Stock Option Plan. The total number of votes cast for this proposal, which provides for the issuance of up to 300,000 shares of common stock upon the exercise of options by our employees, officers and directors effective August 11, 1999, was 7,800,263. Of these votes, 5,561,229 were in favor, 746,906 were against and 1,492,128 abstained.

         - Adoption of the Proposed 2000-1/2 Stock Option Plan. The total number of votes cast for this proposal, which provides for the issuance of up to 3,000,000 shares of common stock upon the exercise of options by our employees, officers, directors and consultants effective July 7, 2000, was 7,800,263. Of these votes, 5,510,765 were in favor, 815,294 were against and 1,474,204 abstained.

Item 6 - Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

              27 -   Financial Data Schedule.

              99.1 Press Release dated July 20, 2000 announcing five new board members.

         (b)  Reports on Form 8-K:

              - May 8, 2000 - Report on Redemption and Exchange Agreement reached with ProxyMed's Series B Preferred stockholders.

              - May 9, 2000 - Report on engagement of investment bank to assist ProxyMed in a capital raising transaction and serve as exclusive financial advisor.

              - May 19, 2000 - Report on announcement of reorganization aimed at reducing costs and reallocation resources.

              - June 16, 2000 - Report on completion of $6 million private placement financing to satisfy ProxyMed's obligation under the Redemption and Exchange Agreement with its Series B Preferred stockholders.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                ProxyMed, Inc.
                                                 (Registrant)


August 14, 2000                             /s/ Judson E. Schmid
---------------                             ------------------------------------
    (Date)                                  Judson E. Schmid
                                             Vice-President - Corporate Finance,
                                             Interim Chief Financial Officer and
                                             Principal Accounting Officer

                                 Exhibit Index


Exhibit No.        Description
-----------        -----------

    27             Financial Data Schedule.

    99.1 Press Release dated July 20, 2000 announcing five new board members.