Form 10-Q/A
period 2000-06-30
PROXYMED INC /FT LAUDERDALE/
filed 2000-08-31
CIK 906337

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ------------
                                   FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                         Commission file number 0-22052

                                 PROXYMED, INC.
                                 --------------
             (Exact Name of Registrant as Specified in Its Charter)

                      FLORIDA                              65-0202059
                      -------                              ----------
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)             Identification Number)


            2555 Davie Road, Suite 110, Ft. Lauderdale, Florida 33317
            ---------------------------------------------------------
               (Address of Principal Executive Offices, Zip Code)


Registrant's Telephone Number, Including Area Code: (954) 473-1001

         Indicate whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate by check mark the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

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

Item 6      -     Exhibits and Reports on Form 8-K


          (a)     Exhibits:

                  3.4 - Articles of Amendment to Articles of Incorporation of ProxyMed dated as of June 15, 2000.

                  10.27 - Placement Agency Agreement dated June 7, 2000 between ProxyMed and Commonwealth Associates, L.P.

                  10.28 - Warrant No. 00-09 - Warrant Agreement for Common Stock of ProxyMed dated as of June 15, 2000 in favor of Commonwealth Associates, L.P. or its permitted assigns.

                  10.29 - Warrant No. 00-21 - Warrant Agreement for Common Stock of ProxyMed dated as of June 15, 2000 in favor of Commonwealth Associates, L.P. or its permitted assigns.

                  10.30 - Subscription Agreement dated as of June 28, 2000 among ProxyMed and the subscribers listed in that agreement for the purchase of 7% Convertible Senior Secured Notes due January 1, 2001 and Warrants to Purchase Shares of Common Stock.

                  10.31 - Amended and Restated General Security Agreement dated as of June 28, 2000 among ProxyMed, Key Communications Service, Inc., WPJ, Inc. d/b/a Integrated Medical Systems and Commonwealth Associates, L.P., in its capacity as agent for the Purchasers described in the agreement.

                  10.32 - Amended and Restated Intellectual Property Security Agreement dated as of June 28, 2000 in favor of Commonwealth Associates, L.P., in its capacity as agent for the Purchasers described in the agreement.

                  10.33 - Form of Warrant Agreement for Common Stock of ProxyMed for Warrants issued under the Subscription Agreement contained in Exhibit 10.30.

                  10.34 - Form of 7% Convertible Senior Secured Promissory Note Due January 1, 2001.

                  27 -     Financial Data Schedule.

                  99.1 - Press Release dated July 20, 2000 announcing five new board members.


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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ProxyMed, Inc.

                                  (Registrant)

Dated:   August 30, 2000                        BY:   /s/ Judson E. Schmid
                                                   -----------------------------
                                                Judson E. Schmid, Vice President
                                                - Corporate Finance, Interim
                                                Chief Financial Officer and
                                                Principal Accounting Officer

                                 EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------

 3.4 Articles of Amendment to Articles of Incorporation of ProxyMed dated as of June 15, 2000.

10.27 Placement Agency Agreement dated June 7, 2000 between ProxyMed and Commonwealth Associates, L.P.

10.28 Warrant No. 00-09 - Warrant Agreement for Common Stock of ProxyMed dated as of June 15, 2000 in favor of Commonwealth Associates, L.P. or its permitted assigns.

10.29 Warrant No. 00-21 - Warrant Agreement for Common Stock of ProxyMed dated as of June 15, 2000 in favor of Commonwealth Associates, L.P. or its permitted assigns.

10.30 Subscription Agreement dated as of June 28, 2000 among ProxyMed and the subscribers listed in that agreement for the purchase of 7% Convertible Senior Secured Notes due January 1, 2001 and Warrants to Purchase Shares of Common Stock.

10.31 Amended and Restated General Security Agreement dated as of June 28, 2000 among ProxyMed, Key Communications Service, Inc., WPJ, Inc. d/b/a Integrated Medical Systems and Commonwealth Associates, L.P., in its capacity as agent for the Purchasers described in the agreement.

10.32 Amended and Restated Intellectual Property Security Agreement dated as of June 28, 2000 in favor of Commonwealth Associates, L.P., in its capacity as agent for the Purchasers described in the agreement.

10.33 Form of Warrant Agreement for Common Stock of ProxyMed for Warrants issued under the Subscription Agreement contained in
               Exhibit 10.30.

10.34          Form of 7% Convertible Senior Secured Promissory Note Due January
               1, 2001.

27             Financial Data Schedule.

99.1 Press Release dated July 20, 2000 announcing five new board members.