Form 10-Q
period 2000-09-30
PROXYMED INC /FT LAUDERDALE/
filed 2000-11-13
CIK 906337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                          Common Stock, $.001 Par Value
                    20,593,480 Shares as of November 8, 2000

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

                         PROXYMED, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                          September 30,   December 31,
                                   Assets                                     2000            1999
                                                                          -------------   -------------
Current assets:
     Cash and cash equivalents                                            $   8,944,868   $  11,487,938
     Accounts receivable - trade, net                                         4,950,408       3,298,298
     Notes and other receivables                                                192,167         246,366
     Prepaid expenses                                                         1,362,125         363,261
     Inventory                                                                2,419,263       1,842,055
     Other current assets                                                        56,923          56,149
     Net current assets of discontinued operations                                   --       1,719,791
                                                                          -------------   -------------
        Total current assets                                                 17,925,754      19,013,858
Property and equipment, net                                                   4,546,008       4,321,943
Goodwill, net                                                                 4,604,665       9,629,115
Purchased technology, capitalized software and other intangibles, net         7,823,317      10,027,887
Other assets                                                                    516,061         477,742
Net long-term assets of discontinued operations                                      --       1,302,339
                                                                          -------------   -------------
        Total assets                                                      $  35,415,805   $  44,772,884
                                                                          =============   =============

                    Liabilities and Stockholders' Equity

Current liabilities:
     Note payable                                                         $          --   $   1,000,000
     Current portion of long-term debt                                               --         735,788
     Accounts payable and accrued expenses                                    4,765,781       4,263,032
     Deferred revenue                                                           524,112         435,349
                                                                          -------------   -------------
        Total current liabilities                                             5,289,893       6,434,169
Long-term deferred revenue and other long-term liabilities                      806,270         583,136
                                                                          -------------   -------------
        Total liabilities                                                     6,096,163       7,017,305
                                                                          -------------   -------------

Stockholders' equity:
     Series B 6% Convertible preferred stock - $.01 par value
        Authorized and issued 15,000 shares; outstanding 110 shares
        Liquidation preference $110,000                                               1             150
     Series C 7% Convertible preferred stock - $.01 par value
        Authorized 300,000 shares; issued and outstanding 253,265 shares
        Liquidation preference $25,326,500                                        2,533              --
     Common stock - $.001 par value. Authorized 100,000,000 shares;
        issued and outstanding 20,157,415 (after deducting 225,913
        shares in treasury) and 18,327,402 shares, respectively                  20,157          18,327
     Additional paid-in capital                                             113,053,268     101,477,438
     Accumulated deficit                                                    (83,756,317)    (63,740,336)
                                                                          -------------   -------------
        Total stockholders' equity                                           29,319,642      37,755,579
                                                                          -------------   -------------

        Total liabilities and stockholders' equity                        $  35,415,805   $  44,772,884
                                                                          =============   =============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                        Three Months Ended             Nine Months Ended
                                                           September 30,                 September 30,
                                                    ---------------------------   ---------------------------
                                                         2000         1999            2000           1999
                                                    ------------   ------------   ------------   ------------
Revenues:
     Services and license fees                      $  4,405,793   $  4,375,761   $ 13,306,607   $ 13,955,436
     Communication devices, computer systems
        and other tangible goods                       4,707,862      2,676,480     11,468,851      8,387,554
                                                    ------------   ------------   ------------   ------------
                                                       9,113,655      7,052,241     24,775,458     22,342,990
                                                    ------------   ------------   ------------   ------------
Costs and expenses:
     Cost of services and license fees                   312,183        332,879      1,058,990        962,886
     Cost of tangible goods                            3,177,394      1,894,505      7,883,497      5,458,494
     Selling, general and administrative expenses      6,363,367      6,781,798     21,113,754     19,500,475
     Restructuring charges                                    --             --      1,415,000             --
     Depreciation and amortization                     3,414,857      3,301,772      9,950,480      9,700,248
                                                    ------------   ------------   ------------   ------------
                                                      13,267,801     12,310,954     41,421,721     35,622,103
                                                    ------------   ------------   ------------   ------------

        Operating loss                                (4,154,146)    (5,258,713)   (16,646,263)   (13,279,113)

Income from litigation settlement, net                   688,698             --        688,698             --
Interest income (expense), net                          (353,240)       (22,174)    (4,265,619)        12,917
                                                    ------------   ------------   ------------   ------------

        Loss from continuing operations               (3,818,688)    (5,280,887)   (20,223,184)   (13,266,196)

Discontinued operations:
     Loss from discontinued operations                        --       (263,169)      (303,927)      (358,264)
     Gain on disposal of discontinued operations              --             --        511,130             --
                                                    ------------   ------------   ------------   ------------
                                                              --       (263,169)       207,203       (358,264)
                                                    ------------   ------------   ------------   ------------

        Net loss                                      (3,818,688)    (5,544,056)   (20,015,981)   (13,624,460)

Deemed dividends and other charges                       992,344             --     15,628,192             --
                                                    ------------   ------------   ------------   ------------

        Net loss applicable to common shareholders  $ (4,811,032)  $ (5,544,056)  $(35,644,173)  $(13,624,460)
                                                    ============   ============   ============   ============

Weighted average common shares outstanding            20,012,582     18,159,063     19,226,204     17,963,929
                                                    ============   ============   ============   ============

Basic and diluted net income (loss) per
     share of common stock:
        From continuing operations                  $      (0.24)  $      (0.29)  $      (1.86)  $      (0.74)
        From discontinued operations                          --          (0.02)          0.01          (0.02)
                                                    ------------   ------------   ------------   ------------
             Net loss                               $      (0.24)  $      (0.31)  $      (1.85)  $      (0.76)
                                                    ============   ============   ============   ============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                                   (unaudited)

                                    Series B                Series C
                                 Preferred stock        Preferred stock         Common stock
                                -----------------     --------------------   ---------------------
                                  Number     Par       Number        Par       Number       Par
                                of shares   value     of shares     value     of shares     value
                                ---------   -----     ---------    -------   ----------    -------
Balances, December 31, 1999       15,000    $ 150           --     $    --   18,327,402    $18,327
Exercise of stock options
  and warrants                        --       --           --          --      168,438        168
Treasury stock received
  for sales of discontinued
  businesses                          --       --           --          --     (225,913)      (226)
Common stock issued
 for acquired businesses              --       --           --          --       33,708         34
Common stock issued for
 stock compensation award             --       --           --          --      200,000        200
Conversions of Series B
 Preferred stock                  (1,890)     (19)          --          --    1,621,936      1,622
Redemptions of Series B
  Preferred stock                (13,000)    (130)          --          --           --         --
Warrants issued to
  placement agent under
  advisory agreement                  --       --           --          --           --         --
Warrants issued to
  placement agent pursuant to
  Convertible Debt offering           --       --           --          --           --         --
Reclassification of unaccreted
  value of Put Warrants               --       --           --          --           --         --
Amortization of beneficial
  conversion of
  Convertible Debt                    --       --           --          --           --         --
Conversion of Convertible
  Debt into Series C
  Preferred stock, net of costs       --       --      243,265       2,433           --         --
Sale of Series C Preferred stock      --       --       10,000         100           --         --
Compensatory stock options            --       --           --          --           --         --
Dividends on preferred stock          --       --           --          --       31,844         32
Other                                 --       --           --          --           --         --
Net loss                              --       --           --          --           --         --
                                 -------    -----      -------     -------   ----------    -------
  Balances, September 30, 2000       110    $   1      253,265     $ 2,533   20,157,415    $20,157
                                 =======    =====      =======     =======   ==========    =======


                                   Additional     Accumulated
                                 paid-in capital    deficit            Total
                                 --------------- --------------    ------------
Balances, December 31, 1999      $101,477,438    $ (63,740,336)    $ 37,755,579

Exercise of stock options
  and warrants                        426,581               --          426,749
Treasury stock received
  for sales of discontinued
  businesses                       (1,929,598)              --       (1,929,824)
Common stock issued
 for acquired businesses               67,381               --           67,415
Common stock issued for
 stock compensation award             284,800               --          285,000
Conversions of Series B
 Preferred stock                       (1,603)              --               --
Redemptions of Series B
  Preferred stock                 (15,773,977)              --      (15,774,107)
Warrants issued to
  placement agent under
  advisory agreement                1,300,000               --        1,300,000
Warrants issued to
  placement agent pursuant to
  Convertible Debt offering        10,875,920               --       10,875,920
Reclassification of unaccreted
  value of Put Warrants            12,084,638               --       12,084,638
Amortization of beneficial
  conversion of
  Convertible Debt                  3,202,892               --        3,202,892
Conversion of Convertible
  Debt into Series C
  Preferred stock, net of costs      (359,673)              --         (357,240)
Sale of Series C Preferred stoc       999,900               --        1,000,000
Compensatory stock options            378,180               --          378,180
Dividends on preferred stock           (1,803)              --           (1,771)
Other                                  22,192               --           22,192
Net loss                                   --      (20,015,981)     (20,015,981)
                                -------------    -------------    -------------
  Balances, September 30, 2000  $ 113,053,268    $ (83,756,317)   $  29,319,642
                                =============    =============    =============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                                         2000              1999
                                                                       ------------    ------------
Cash flows from operating activities:
     Net loss                                                          $(20,015,981)   $(13,624,460)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                                10,281,155      10,467,507
            Amortization of private placement related costs               4,473,975              --
            Restructuring charges                                         1,415,000              --
            Provision for doubtful accounts                                 318,845         192,145
            Provision for obsolete inventory                                180,000         110,000
            Compensatory stock options and warrants
                and stock compensation awards issued                      1,204,847              --
            Payment for non-compete agreement                              (200,000)             --
            Net gain on sales of discontinued operations                   (511,130)
            Changes in net current assets of discontinued operations       (734,577)        539,627
            Changes in assets and liabilities, net of
               effect of acquisitions and dispositions:
                Accounts and other receivables                           (1,875,999)     (1,471,551)
                Inventory                                                  (757,208)       (277,346)
                Prepaid expenses                                           (107,198)       (228,305)
                Accounts payable and accrued expenses                      (641,374)        247,502
                Deferred revenue                                            (61,237)         63,763
                Other, net                                                  (32,490)        (89,025)
                                                                       ------------    ------------
         Net cash used in operating activities                           (7,063,372)     (4,070,143)
                                                                       ------------    ------------
Cash flows from investing activities:
     Capital expenditures                                                  (821,067)     (1,994,568)
     Capital expenditures of discontinued operations                       (230,072)       (285,452)
     Capitalized software                                                (1,610,724)             --
     Acquisition of business, net of cash acquired                               --      (1,000,000)
     Payments for acquisition-related costs                                 (13,196)     (1,006,060)
                                                                       ------------    ------------
         Net cash used in investing activities                           (2,675,059)     (4,286,080)
                                                                       ------------    ------------

Cash flows from financing activities:
     Proceeds from sale of convertible debt securities                   21,332,299              --
     Proceeds from sale of common stock                                          --       2,940,000
     Proceeds from sale of preferred stock                                1,000,000              --
     Redemption of convertible preferred stock                          (15,774,106)             --
     Proceeds from exercise of stock options and warrants                   426,749         241,055
     Collections on notes receivable                                      1,636,498              --
     Draw on line of credit                                               2,000,000       3,000,000
     Repayment of line of credit                                         (3,000,000)             --
     Payment of note payable, capital leases and long-term debt            (426,079)       (257,799)
                                                                       ------------    ------------
         Net cash provided by financing activities                        7,195,361       5,923,256
                                                                       ------------    ------------

Net decrease in cash                                                     (2,543,070)     (2,432,967)
Cash and cash equivalents at beginning of period                         11,487,938       4,626,649
                                                                       ------------    ------------
Cash and cash equivalents at end of period                             $  8,944,868    $  2,193,682
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

         The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

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

(c) Net Loss Per Share - Basic loss per share of common stock is computed by dividing net loss applicable to common shareholders by the weighted average shares of common stock outstanding during the year. Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock; however, stock options, warrants and contingent shares totaling 36,224,839 shares and 3,549,480 shares at September 30, 2000 and 1999, respectively, as well as common shares issuable on conversion of both Series B and Series C preferred stock (25,431,167 shares, if converted on September 30, 2000) were excluded from the calculation of diluted per share results because their effect was antidilutive.

(2) Discontinued Operations - In March 2000, ProxyMed sold its discontinued network integration and prescription drug dispensing segments in separate transactions. Proceeds from the sale of the network integration segment were $3,398,000 and were paid with 208,913 shares of ProxyMed common stock (valued at $1,776,000, the closing market price of the common stock on the date of closing, and recorded as treasury stock) and a note receivable of $1,622,000 due on July 31, 2000. The sale resulted in a gain of $574,000. As of September 30, 2000, all amounts due under this note receivable have been collected.

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

         The following table represents the results of discontinued operations for the nine months ended September 30, 2000 and 1999:

                                                 2000              1999
                                              -----------       -----------
         Net revenues:
               Network integration            $ 2,371,758       $ 8,889,956
               Prescription drug dispensing       574,665         1,610,469
                                              -----------       -----------
                                              $ 2,946,423       $10,500,425
                                              ===========       ===========

         Net income (loss):
               Network integration            $  (327,767)      $  (263,465)
               Prescription drug dispensing        23,840           (94,799)
                                              -----------       -----------
                                              $  (303,927)      $  (358,264)
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

         Due to the decline in the price of the Company's common stock below $4.21 for a period of ten consecutive trading days in April and May 2000, certain contractual provisions were triggered which would have permitted the holders of the Series B Preferred shares to immediately convert the preferred shares and exercise the Old Warrants into a potentially large number of shares of common stock. As a result, on

         May 4, 2000, the Company entered into a Redemption and Exchange Agreement (the "Redemption Agreement") with the holders of 13,000 shares of the Series B Preferred (the "Redemption Agreement Holders"). Under the terms of the Redemption Agreement, the Company immediately redeemed 4,000 shares of the Series B Preferred for $4,687,000 (a 16.5% premium) and was required to redeem an additional 2,500 shares of the Series B Preferred on each of June 19, 2000, August 1, 2000, and August 31, 2000, and an additional 1,500 shares of the Series B Preferred on September 29, 2000. So long as the Company remained in compliance with the terms of the Redemption Agreement, the Redemption Agreement Holders were prohibited from converting their shares of Series B Preferred into shares of common stock. As a result of the completion of a private placement financing of convertible securities (see Note 4), the Company was able to redeem the remaining 9,000 shares of the Series B Preferred in June 2000 for $10,636,000. The total premium of $2,170,000 paid on the redemption of the 13,000 shares of Series B Preferred, in addition to $728,000 of unamortized original issuance costs of the Series B Preferred, was recorded as dividend charges included in the net loss applicable to common stockholders in the quarter ended June 30, 2000.

         Also pursuant to the Redemption Agreement, 693,333 of the Old Warrants (with an exercise price of $12.05 per share) issued to the Redemption Agreement Holders were exchanged for an equal number of warrants (the "Exchanged Warrants") with an exercise price of $1.50 per share. Such holders also received, in the aggregate, 650,000 additional warrants to purchase common stock (the "New Warrants") at an exercise price of $1.50 per share. The total value of the Exchanged Warrants and New Warrants of approximately $1,325,000 was included as dividend charges in the net loss applicable to common stockholders for the quarter ended June 30, 2000. The Exchanged Warrants expire on December 23, 2002 and the New Warrants expire on May 5, 2003. The exercise price and number of shares of common stock which may be purchased upon exercise of the Exchanged Warrants and the New Warrants are subject to adjustment upon the occurrence of certain dilution events including, without limitation, certain issuances of common stock, stock options or convertible securities issued after November 2000, or certain corporate transactions such as stock splits, mergers or asset sales. Subject to certain restrictions, the holders of the Exchanged Warrants and the New Warrants agreed not to exercise such warrants for a period of 180 days following the date of the Redemption Agreement. The Company incurred approximately $451,000 in costs for professional fees related to the negotiation of the Redemption Agreement which were recorded as dividend charges included in the net loss applicable to common stockholders in the quarter ended June 30, 2000.

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

         In June 2000, the Company sold, in a private placement to institutional and individual investors (the "Financing"), a total of $24,310,000 of 7% Convertible Senior Secured Notes (the "Notes") due January 1, 2001. Together with the Notes, the Company issued five-year warrants for the purchase of an aggregate of 12,155,000 shares of the Company's common stock at an exercise price of $1.00 per share. The total net proceeds received by the Company from the Financing was approximately $21,332,000. Under different circumstances the Notes were convertible into either common stock at a conversion price of $1.00 per share, or into shares of the Company's Series C 7% Convertible Preferred Stock (the "Series C Preferred") at the rate of one Series C Preferred share for each $100 of principal and accrued interest under the Notes. As described below, all of the Notes have been converted into shares of Series C Preferred. The conversion price of the Series C Preferred, the warrant exercise price, and number of shares of common stock issuable upon exercise of the warrants are subject to adjustment upon the occurrence of certain dilution events including, without limitation, certain issuances of common stock, stock options or convertible securities issued after June 2001, or certain corporate transactions such as stock splits, mergers or asset sales. As the conversion price of the Notes was less than the market price of the Company's common stock on the dates of issuance, the Company recorded a beneficial conversion charge in interest expense of approximately $3,203,000. The total proceeds were allocated between the debt and the warrants resulting in an accretion charge through interest expense of approximately $260,000 recorded in the quarter ended June 30, 2000.

         The warrants issued to the investors in the Financing provided that they were not exercisable until such time as the Company had obtained shareholder approval of a certain increase in the number of shares of its authorized common stock (see Note 8). However, since the investors agreed to accept a $2.00 per warrant redemption price as protection in case shareholder approval did not occur before January 1, 2001, the value of these "put" warrants was accreted up to their redemption value through July 7,

         2000, the date shareholder approval was obtained, at which time the unaccreted value of $12,084,638 was reclassified from debt to equity. Charges of approximately $259,000 and $481,000 associated with accreting the put warrants up to their redemption value were recorded as interest expense in the quarters ended June 30, and September 30, 2000, respectively.

         As a result of completion of the redemption of the Series B Preferred pursuant to the Redemption Agreement, the Notes, plus accrued interest thereon of $20,000, automatically converted into 243,265 shares of Series C Preferred on June 30, 2000. Shares of Series C Preferred are immediately convertible into common stock at any time by the holder at an initial conversion price of $1.00 per share, subject to adjustment upon the occurrence of certain dilution events including, without limitation, certain issuances of common stock, stock options or convertible securities issued after June 15, 2001, or certain corporate transactions such as stock splits, mergers or asset sales. Shares of Series C Preferred are mandatorily convertible if the Company raises more than $30 million in gross proceeds from the issuance of securities in a private or public placement or if the closing stock price of the Company is trading at $3.00 for 20 consecutive trading days. The Series C Preferred is entitled to receive a 7% annual non-cumulative dividend, payable quarterly in cash or shares of common stock at the Company's option. If paid in stock, the stock is valued at $1.00 per share, subject to adjustment. Dividends on the Series C Preferred for the quarter ended September 30, 2000 were paid with 436,065 shares of common stock issued in October 2000. Additionally, upon the conversion of the Notes to Series C Preferred, the unamortized balance of the beneficial conversion feature of $9,762,741 was taken as a charge included in the net loss applicable to common stockholders in the quarter ended June 30, 2000.

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

         In August 2000, the Company sold 10,000 shares of Series C Preferred for $1 million in a private placement and issued five-year warrants for the purchase of 500,000 shares of the Company's common stock at an exercise price of $1.00 per share to Mr. Hoover, its new chairman/chief executive officer, under terms substantially identical to the Financing. Mr. Hoover's shares are locked-up similarly to those of other officers of the Company, as noted above. As the conversion price of these preferred shares was less than the market price of the Company's common stock on the date of issuance, the Company recorded a beneficial conversion charge of $500,000 in the three months ended September 30, 2000.

(5)      Restructuring Charge

         In May 2000, the Company announced a reorganization plan aimed at reducing costs and reallocating resources. As a result, the Company reduced its workforce by approximately 70 employees, including the resignation of its chief executive officer, president/chief operating officer, chief financial officer, chief marketing officer and other management positions. The Company recorded a charge of $1,415,000 in the quarter ended June 30, 2000 primarily for separation payments and marketing and telecommunication contracts that were canceled in connection with the implementation of the reorganization plan. As of September 30, 2000, $734,000 of this restructuring charge has been paid. In conjunction with this restructuring, the Company also paid $200,000 to its former president/chief operating officer under the non-compete clause of his employment contract. This payment has been recorded as a prepaid expense and is being amortized over a one year period through May 2001.

(6) Segment Information - ProxyMed operates in the following reportable segments which are separately managed: electronic healthcare transaction processing and laboratory communication devices. Intersegment sales are not material and there were no foreign sales for any periods presented.

                                                                     Three Months Ended              Nine Months Ended
                                                                        September 30,                  September 30,
                                                               ----------------------------     ----------------------------
                                                                  2000             1999             2000           1999
                                                               -----------      -----------     ------------    ------------
         Net revenues:
              Electronic healthcare transaction processing     $ 2,305,012      $ 2,464,104     $  7,095,723    $  7,890,505
              Laboratory communication devices                   6,808,643        4,588,137       17,679,735      14,452,485
                                                               -----------      -----------     ------------    ------------
                                                               $ 9,113,655      $ 7,052,241     $ 24,775,458    $ 22,342,990
                                                               ===========      ===========     ============    ============

         Operating income (loss):
              Electronic healthcare transaction processing     $(5,776,699)     $(5,285,924)    $(18,427,298)   $(14,603,399)
              Laboratory communication devices                   1,622,553           27,211        3,196,035       1,324,286
              Restructuring charges                                      -                -       (1,415,000)             -
                                                               -----------      -----------     ------------    ------------
                                                               $(4,154,146)     $(5,258,713)    $(16,646,263)   $(13,279,113)
                                                               ===========      ===========     ============    ============



                                                                      September 30,
                                                               ----------------------------
         Total assets:                                            2000             1999
                                                               -----------      -----------
              Electronic healthcare transaction processing     $24,481,113      $29,948,279
              Laboratory communication devices                  10,934,692        6,409,887
                                                               -----------      -----------
                                                               $35,415,805      $36,358,166
                                                               ===========      ===========

(7)      Supplemental Disclosure of Cash Flow Information

                                                                             Nine Months Ended
                                                                               September 30,
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
                                                                        ===========    ===========

As of September 2000, the Company acquired $504,653 of equipment through the execution of capital leases.

(8)      Other

(a) Related Party Transaction - In April 1997, the Company made loans totaling $350,000 to Mr. Blue, its former chairman of the board and chief executive officer. The funds were advanced pursuant to two demand promissory notes in the principal amounts of $290,000 and $60,000, respectively, each bearing interest at a rate of 7-3/4% per annum. In June 2000, the Company amended the terms of these notes whereby interest on the notes ceased to accrue subsequent to June 2000 and the loan plus accrued interest, totaling $435,983 at June 30, 2000, would be payable in a balloon payment in December 2001. The loans are collateralized with options to purchase 550,000 shares of common stock granted to him under the Company's stock option plans.

         Additionally, in August 2000, the Company entered into a consulting agreement with Mr. Blue which commenced upon the appointment of a new chief executive officer. Under the terms of this agreement, the chairman will provide consulting services to the Company for a period of one year and will receive consulting fees in an amount equal to his current annual base salary in lieu of any separation payments and other benefits he would have been entitled to receive under his employment agreement.

(b) Debt payment - In April 2000, the Company paid the third and final debt payment to the former owner of Clinical MicroSystems, Inc., which was acquired by the Company in March 1997. The $750,000 payment was paid with $375,000 in cash and 33,708 shares of common stock. The number of shares of common stock issued was based on a price of $11.12 per share (as determined by the purchase agreement). However, at the time of the actual payment, the price of the stock had fallen to $2.00 per share. Therefore, due to this drop in the stock price, the Company reduced the remaining goodwill and other intangible assets related to this acquisition to zero (total of $212,230) and recorded the excess as a reduction of amortization expense ($95,356) in the quarter ended June 30, 2000.

(c) Employment agreements - The Company has entered into three-year employment agreements with its new chairman/chief executive officer, new chief operating officer, and chief financial officer with compensation for up to nine months and the vesting of all options granted if terminated under certain conditions. As part of the employment agreement with the Company's new chairman/chief executive officer, 200,000 shares of common stock were issued resulting in a compensation charge of $285,000 in the quarter ended September 30, 2000. Under separate stock option agreements entered into concurrently with their employment agreements, the new chairman/chief executive officer and chief operating officer received non-qualified options to purchase 5,000,000 shares of common stock at $1.50 per share and 650,000 shares of common stock at $1.00, respectively. The options vest equally on each of the first, second and third anniversary dates of the respective option agreements.

(d) Settlement of litigation - In September 2000, the Company received an out-of-court settlement for a matter of approximately $689,000, net of legal and other costs. This settlement has been recorded as other income in the three months ended September 30, 2000.

(e) Other - At ProxyMed's annual meeting held on July 7, 2000, the shareholders of the Company ratified and/or approved (i) the amendment of the articles of incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000, (ii) the issuance of up to 50,000,000 shares of common stock and securities convertible into or exercisable for common stock in connection with the Financing; (iii) the issuance of the 15,000 shares of Series B Preferred and related 800,000 Old Warrants, the issuance of common stock upon the conversion of the Series B Preferred, exercise of the 800,000 Old Warrants, and the payment of dividends of the Series B Preferred, the issuance of the 650,000 New Warrants in connection with the Redemption Agreement, and the issuance of common stock upon the exercise of the New Warrants issued in connection with the Redemption Agreement; and (iv) the Company's 2000 Stock Option Plan and 2000-1/2 Stock Option Plan pursuant to which options to purchase 300,000 and 3,000,000 shares of common stock may be issued, respectively. The shareholders also elected four members to the Company's Board of Directors.

         In September 2000, the Company's Board of Directors approved the issuance of options for the six independent directors to purchase 1,400,000 shares of the Company's common stock at an exercise price as of the approval date of $1.22 per share. Of these options granted, 466,667 have been issued under existing stock option plans previously approved by the Company's shareholders and will vest after one year. The remaining 933,333 options have been granted outside of any approved plan and are subject to approval of a stock option plan by the shareholders at the next annual meeting. These remaining options will vest equally on the second and third anniversary dates of the date of grant at an exercise price of $1.22 per share. As a result, the Company is potentially subject to quarterly charges against earnings for increases in the value of the 933,333 options, based on the ending quarterly stock price of ProxyMed common stock in relation to the exercise price of $1.22, until such grants are approved under a new plan at its next annual meeting of shareholders.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

         ProxyMed is an electronic healthcare transaction processing services company providing connectivity services and related value-add products to physicians, payers, pharmacies, medical laboratories, and other healthcare providers and suppliers. Our electronic transaction processing services support a broad range of both financial and clinical transactions. To facilitate these services, we operate ProxyNet(R), our secure, proprietary national electronic information network, which provides physicians and other primary care providers with direct connectivity to one of the industry's largest list of payers, the largest list of chain and independent pharmacies and the largest list of clinical laboratories. Our products and services are provided from our three operating facilities located in Fort Lauderdale, Florida; Santa Ana, California; and New Albany, Indiana.

         In March 2000, we sold our non-core network integration and prescription drug dispensing segments. These two segments are shown as discontinued operations in the consolidated financial statements.

         In May 2000, a number of factors, including a weak Nasdaq stock market, particularly in the eHealth segment, and sales into the market of a significant number of shares of our common stock resulting from margin calls against our largest shareholder, contributed to the decline in the price of our common stock below $4.21 for a period of ten consecutive trading days in April and May 2000. Certain contractual provisions were triggered which would have permitted our Series B Preferred shareholders to convert their preferred shares and exercise their warrants into a significant number of shares of common stock. As a result, we entered into a Redemption and Exchange Agreement with holders of 13,000 of the 15,000 shares of the Series B Preferred stock. In order for us to comply with the terms of the Redemption and Exchange Agreement and continue to fund our operating requirements, we were required to raise additional capital, and in June 2000, we sold, in a private placement to institutional and individual investors, a total of $24,310,000 of convertible debt securities and issued five-year warrants for the purchase of an aggregate of 20,448,000 shares of the Company's common stock at an exercise price of $1.00 per share to the investors and the placement agent, resulting in net proceeds to us of approximately $21,332,000. On June 30, 2000, upon the completion of the redemption of the 13,000 Series B Preferred, the convertible debt automatically converted into Series C Preferred shares. See Notes 3 and 4 to the consolidated financial statements for further details concerning these transactions.

         Additionally, in May 2000, in an effort to reduce our operating costs, we announced a reorganization aimed at reducing costs and reallocating resources. As a result, we reduced our workforce, including the resignation of our chief executive officer, president/chief operating officer, chief financial officer, chief marketing officer, and other management positions. In August 2000, our chairman/interim chief executive officer became vice-chairman and we have subsequently hired a new chairman/chief executive officer and new chief operating officer.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

         Net Revenues. Consolidated net revenues for the three months ended September 30, 2000 increased by $2,061,414, or 29%, to $9,113,655 from consolidated net revenues of $7,052,241 for the three months ended September 30, 1999. This net increase is primarily due to volume increases in our laboratory communication device operations and eHealth operations (increases of $2,221,000 and $260,000, respectively) offset by lower volume and lower average per unit revenues in financial claims transactions processed (decrease of $419,000).

         Cost of Sales and Gross Profit Margin. Cost of services and license fees include third-party electronic transaction processing costs, certain telecommunication costs, third-party databases, and certain labor and travel costs. Cost of sales for communication devices, computer systems and other tangible goods includes hardware, third-party software, direct labor and consumable materials. Consolidated gross profit margin for the three months ended September 30, 2000 was 62% compared to 68% for the three months ended September 30, 1999. This decrease was primarily due to a change in the mix of revenues generated by our laboratory communication device operations from higher margin leasing of communication devices to lower margin sales and servicing of these devices and contract manufacturing.

         Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses for the three months ended September 30, 2000 decreased by $418,431, or 6%, to $6,363,367 from consolidated SG&A expenses of $6,781,798 for the three months ended September 30, 1999. This decrease is primarily due to (i) expenses related to the issuance of compensatory options and warrants and other stock compensation awards to outside consultants and our new chairman/chief executive officer in the 2000 period ($835,000); offset by
(ii) decreases in selling and marketing expenses for our products and services ($369,000), and (iii) decreases in net payroll, outside labor and related expenses (net of capitalization for software development) due to the effect of our restructuring plan which commenced in May 2000 ($935,000). As a result of these factors, the impact of our restructuring in May 2000, and the attainment of the reported quarterly revenue levels in the 2000 period, consolidated SG&A expenses as a percentage of consolidated net sales was 70% in the 2000 period compared to 96% in the 1999 period.

         Interest, net. We incurred net interest expense for the three months ended September 30, 2000 of $353,240 compared to $22,174 for the three months ended September 30, 1999. This increase is primarily the result of the amortization of costs from our private placement of convertible debt securities completed in June 2000

($480,000) offset by additional interest earned on higher cash balances invested ($101,000).

         Income from litigation settlement, net. In September 2000, we settled a matter out-of-court which resulted in income of $688,698, net of legal and other costs.

         Loss from Continuing Operations. As a result of the foregoing, the loss from continuing operations was $4,154,146 for the three months ended September 30, 2000 compared to $5,258,713 for the three months ended September 30, 1999.

         Deemed Dividends and Other Charges. We incurred charges of $992,344 in the three months ended September 30, 2000 primarily from the beneficial conversion feature resulting from the conversion price of the preferred stock being less than the market price of our common stock on the date of issuance for the private placement of $1 million of Series C 7% Preferred stock in August 2000 to our new chairman/chief executive officer ($500,000) and quarterly dividends to our Series C Preferred shareholders ($491,000).

         Net Loss Applicable to Common Shareholders. As a result of the foregoing, we recorded a net loss applicable to common shareholders of $4,811,032 for the three months ended September 30, 2000 compared to $5,544,056 for the three months ended September 30, 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

         Net Revenues. Consolidated net revenues for the nine months ended September 30, 2000 increased by $2,432,468, or 11%, to $24,775,458 from consolidated net revenues of $22,342,990 for the nine months ended September 30, 1999. This net increase is primarily due to volume increases in our laboratory communication device operations and eHealth operations (increases of $3,227,000 and $544,000, respectively) offset by volume and average per unit revenue decreases in financial claims transactions processed (decrease of $914,000) and a one-time source code license sale in the 1999 period (decrease of $425,000).

         Cost of Sales and Gross Profit Margin. Cost of services and license fees includes third-party electronic transaction processing costs, certain telecommunication costs, third-party databases, and certain labor and travel costs. Cost of sales for communication devices, computer systems and other tangible goods includes hardware, third-party software, direct labor and consumable materials. Consolidated gross profit margin for the nine months ended September 30, 2000 was 64% compared to 71% for the nine months ended September 30, 1999. This decrease was primarily due to a change in the mix of revenues generated by our laboratory communication device operations from higher margin leasing of communication devices to lower margin sales and servicing of these devices and contract manufacturing and the impact of the high margin, one-time source code license sale in the 1999 period.

         Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses for the nine months ended September 30, 2000 increased by $1,613,279, or 8%, to $21,113,754 from consolidated SG&A expenses of $19,500,475 for the nine months ended September 30, 1999. This increase is primarily due to (i) expenses related to the issuance of compensatory options and warrants and other stock compensation awards to outside consultants and our new chairman/chief executive officer in the 2000 period ($1,205,000); (ii) increases in professional fees for legal and consulting projects ($204,000);
(iii) increases in selling and marketing expenses for our products and services ($318,000); (iv) increases in our provision for bad debts ($199,000); offset by
(iv) decreases in net payroll, outside labor and related expenses (net of capitalization for software development) due to the effect of our restructuring plan which commenced in May 2000 and higher amounts capitalized in the 2000 period for proxyMed.com ($299,000). As a result of these factors and our restructuring plan we implemented in May 2000, consolidated SG&A expenses as a percentage of consolidated net sales decreased to 85% in the 2000 period from 87% in the 1999 period.

         Restructuring Charges. In May 2000, we announced a reorganization plan aimed at reducing costs and reallocating resources. As a result, we reduced our workforce by approximately 70 employees, including the resignation of our chief executive officer, president/chief operating officer, chief financial officer, chief marketing officer, and other management positions. For this plan, we recorded a charge of $1,415,000 in the nine months ended September 30, 2000 primarily for severance payments and marketing and termination fees due under telecommunication contracts that were canceled. We estimate that our annual expenses will be reduced by approximately $8.0 million under this plan.

         Depreciation and Amortization. Consolidated depreciation and amortization expense increased $250,232, or 3%, to $9,950,480 for the nine months ended September 30, 2000 from $9,700,248 for the nine months ended September 30, 1999. This net increase was primarily due to the (i) commencement of the amortization of our proxyMed.com development projects in June 2000 ($231,000); (ii) additional computer hardware and peripherals purchased for our computer networks and additional personnel and new manufacturing equipment at our laboratory printer device operations ($172,000); (iii) amortization of a non-compete agreement with our former president/chief operating officer ($67,000); offset by (iv) an adjustment to amortization expense related to the final debt payment paid in April 2000 for the acquisition of Clinical MicroSystems, which we acquired in March 1997 ($95,000); and (v) the termination of the exclusivity period related to our 1997 acquisition of PreScribe(R) (decrease of $125,000).

         Interest, net. We incurred net interest expense for the nine months ended September 30, 2000 of $4,265,619, whereas we earned net interest income for the nine months ended September 30, 1999 of $12,917. The current period amount reflects charges related to the amortization of costs from our private placement of convertible debt securities completed in June 2000, including approximately $3,203,000 for a beneficial conversion charge resulting from the conversion price of the convertible debt being less than the market price of our stock on the dates of issuance offset by additional interest income of approximately $261,000 earned on higher cash balances invested.

         Income from litigation settlement, net. In September 2000, we settled a matter out-of-court which resulted in income of $688,698, net of legal and other costs.

         Loss from Continuing Operations. As a result of the foregoing, the loss from continuing operations was $20,223,184 for the nine months ended September 30, 2000 compared to a loss from continuing operations of $13,266,196 for the nine months ended September 30, 1999.

         Discontinued Operations. As a result of selling both the network integration and prescription drug dispensing segments in the first quarter of 2000 for total proceeds of $3,652,942, we recorded a net gain of $511,130. The loss from the operations of our discontinued network integration and prescription drug dispensing segments was $303,927 in the nine months ended September 30, 2000 compared to $358,264 in the nine months ended September 30, 1999.

         Revenues from the network integration segment were $2,371,758 in the nine months ended September 30, 2000 compared to $8,889,956 in the nine months ended September 30, 1999. The net loss for this segment was $327,767 in the 2000 period compared to $263,465 in the 1999 period.

         Revenues from the prescription drug dispensing segment were $574,665 in the nine months ended September 30, 2000 compared to $1,610,469 in the nine months ended September 30, 1999. Net income for this segment was $23,840 in the 2000 period compared to a net loss of $94,799 in the 1999 period.

         Deemed Dividends and Other Charges. As a result of the Redemption and Exchange Agreement entered into in May 2000 with the holders of 13,000 of the 15,000 Series B Preferred stock issued in December 1999 and the private placement of convertible debt securities in June 2000, we incurred charges of $14,412,078 in the nine months ended September 30, 2000 consisting of the following: (i) the unamortized beneficial conversion feature of the debt upon the conversion to the new Series C Preferred stock ($9,763,000), (ii) the premiums paid on the redemption of the Series B Preferred shares ($2,898,000),
(iii) the repricing of existing warrants ($610,000), (iv) the issuance of new warrants ($715,000), and (v) professional and other fees ($451,000). In August 2000, we incurred a charge of $500,000 from a beneficial conversion feature resulting from the private placement of $1 million of Series C Preferred stock to our new chairman/chief executive officer ($500,000). Additionally, for the nine months ended September 30, 2000, we paid dividends totaling $225,429 to the holders of the Series B Preferred stock by issuing 29,278 shares of our common stock and with cash payments of $1,659, and paid dividends totaling $490,685 to the holders of the Series C Preferred stock by issuing 436,065 shares of our common stock in October 2000.

         Net Loss Applicable to Common Shareholders. As a result of the foregoing, we recorded a net loss applicable to common shareholders of $35,644,173 for the nine months ended September 30, 2000 compared to $13,624,460 for the nine months ended September 30, 1999.

Liquidity and Capital Resources

         In the nine-month period ended September 30, 2000, cash used in operating activities totaled $7,063,372. This was primarily due to our net loss partially offset by depreciation and amortization charges, restructuring charges, non-cash compensatory stock option, warrant and other stock compensation awards, and non-cash charges related to the redemption of the Series B Preferred stock and the private placement sale of convertible securities in June 2000. During the nine month period ended September 30, 2000, we paid approximately $15,774,000 to redeem 13,000 shares of Series B Preferred stock under the Redemption and Exchange Agreement, paid in full our outstanding line of credit with Transamerica of $3,000,000, spent $2,662,000 for fixed assets and capitalized software development costs, and issued 31,844 shares of common stock to holders of Series B Preferred stock as dividends. These activities were financed through the private placements of $25,310,000 in convertible securities (resulting in net proceeds to us of $22,332,000), the collection of notes receivables from our sale of discontinued operations ($1,636,000), the collection of a litigation settlement ($689,000, net of expenses), proceeds from the exercise of stock options ($427,000), capital lease financing ($505,000), and available cash resources. After these proceeds and expenditures, we had cash and cash equivalents totaling $8,944,868 as of September 30, 2000.

         These available funds continue to be used for operations, the further development of our products and services, and other general corporate purposes. As a result of the completed sales of our network integration and prescription drug dispensing segments in March 2000, we received payments of approximately $1,636,000 through September 30, 2000 under the notes issued to us by the purchasers of these businesses. Additionally, as a result of acquisitions made in 1997 and 1998, we paid (i) approximately $330,000 in April 2000 for the final assessment of a tax audit at Key Communications Services, Inc.; (ii) $750,000 in April 2000 to the former owner of Clinical MicroSystems with $375,000 in cash and 33,708 shares of common stock; and (iii) $500,000 in June 2000 to the former owner of our PreScribe(R) software system. We are continuously evaluating acquisition opportunities and other strategic alternatives that may add synergies to our product offerings and business strategy.

         In May 2000, we announced a reorganization plan aimed at reducing costs and reallocating resources. As a result, we reduced our workforce by approximately 70 employees, including the resignation of our chief executive officer, president/chief operating officer, chief financial officer, chief marketing officer, and other management positions as well as sales, marketing and implementation staff. We estimate that our annual expenses will be reduced by approximately $8.0 million under this plan, and during the third quarter of 2000, we have seen the expected expense reduction results of this plan. Our previous chairman/interim chief executive officer has become our vice-chairman and we have since appointed a new chairman/chief executive officer and a new chief operations officer.

         We had been aggressively implementing our strategic plan which concentrated on providing a one-stop solution for physicians and empowering them with internet-enabled tools as desktop solutions. As a result of our reassessment of our business plan, our new strategy is now more narrowly focused on leveraging our leading position as an independent back-end connectivity provider rather than developing products and services for the physician's desktop. Through strategic relationships and partnerships with front-end solutions providers, our goal is to drive more healthcare transactions through ProxyNet while remaining neutral in the battle for the physician's desktop. Additionally, since we do have an existing customer base of physicians and other healthcare providers, we expect that there will be opportunities to increase revenues by cross-selling our existing products and services to these current customers, as well as revenue opportunities from the development of new services from our development efforts, including proxyMed.com, our healthcare internet portal, and our hand-held prescription device. We remain committed to developing additional capabilities and value-added products and services to our back-end connectivity and to proxyMed.com. As a result, we did not significantly reduce our development workforce in our restructuring plan.

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

         If we are able to continue to increase revenues and control our expenses, we will achieve our goal of being cash flow break-even by the end of 2000. While we believe that we have sufficient cash and cash equivalents on hand to fund our future operational capital requirements based on our current level of revenues and expenditures, we may need to raise funds through the issuance of additional equity or debt in the public or private capital markets in order to fund specific research and development projects or pursue additional strategic acquisitions. Our ability to raise any additional funds may be adversely affected if, among other things, we do not continue to improve our operating performance or achieve increased market acceptance of our products and services. There can be no assurance that any additional funding will be available to us, or if available, that it will be available on acceptable terms. If we are successful in obtaining additional financing, the terms of the financing may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of our common stock. We believe that if we are not successful in obtaining additional financing for further product development or strategic acquisitions, such inability could impact our ability to successfully advance our business plan and may put us at a competitive disadvantage.

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

         Not Applicable.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         (a) On August 18, 2000, the Company sold in a private placement for $1 million to its new chairman/chief executive officer 10,000 shares of Series C 7% Convertible Preferred stock and warrants to purchase 500,000 shares of its common stock at an exercise price of $1.00 per share. Proceeds of this transaction were used for general working capital purposes.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.


Item 6 - Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  27 -   Financial Data Schedule.

                  99.1 - Employment Agreement dated July 28, 2000 between
                         Michael K. Hoover and ProxyMed, Inc.

                  99.2 - Employment Agreement dated September 29, 2000 between
                         Judson E. Schmid and ProxyMed, Inc.

                  99.3 - Employment Agreement dated October 2, 2000 between
                         Nancy J. Ham and ProxyMed, Inc.

                  99.4 - Press Release dated August 15, 2000 announcing
                         appointment of Michael K. Hoover as Chief Executive Officer and Chairman of the Board.

         (b)      Reports on Form 8-K:

                  - No reports on Form 8-K were filed during the quarter ended September 30, 2000

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ProxyMed, Inc.
                                                    (Registrant)






November 13, 2000                /s/ Judson E. Schmid
-----------------                --------------------------------------------
    (Date)                       Judson E. Schmid
                                 Executive Vice-President and
                                 Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit Number     Description
--------------     -----------
     27 -          Financial Data Schedule.

     99.1 - Employment Agreement dated July 28, 2000 between Michael K. Hoover and ProxyMed, Inc.

     99.2 - Employment Agreement dated September 29, 2000 between Judson E. Schmid and ProxyMed, Inc.

     99.3 - Employment Agreement dated October 2, 2000 between Nancy J. Ham and ProxyMed, Inc.

     99.4 - Press Release dated August 15, 2000 announcing appointment of Michael K. Hoover as Chief Executive Officer and Chairman of the Board.