Form 10-K
period 2000-12-31
PROXYMED INC /FT LAUDERDALE/
filed 2001-03-28
CIK 906337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

(Mark One)
[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934
                   For the fiscal year ended December 31, 2000
                   -------------------------------------------
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         2555 Davie Road, Suite 110, Fort Lauderdale, Florida 33317-7424
         ---------------------------------------------------------------
           (Address of principal executive offices)          (Zip Code)

   Registrant's telephone number, including area code:         (954) 473-1001
   --------------------------------------------------------------------------
           Securities registered under Section 12(b) of the Act: NONE

              Securities registered under Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                          -----------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge , in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed using $1.19 per share, the closing price of the registrant's common stock on the Nasdaq National Market on March 16, 2001, was $22,940,783.

         As of March 16, 2001, 21,038,725 shares of the registrant's common stock were issued and outstanding.

         Documents Incorporated by Reference:        NONE

                                     PART I

                              ITEM 1. OUR BUSINESS

         ProxyMed, Inc. is an electronic healthcare transaction processing services company providing connectivity services and related value-add products to physicians, payers, medical laboratories, pharmacies, and other healthcare providers. We maintain an open electronic network for electronic transactions with no equity ownership in businesses engaged in the front-end (i.e., physician practice management software system vendors and other physician desk top vendors), or in the back-end (i.e., payers, laboratories and pharmacies), unlike our competitors. Our business strategy is to leverage our leadership position in financial and clinical electronic data interchange ("EDI") in order to establish ProxyMed as the premier provider of physician connectivity to payers, clinical laboratories and pharmacies. With our neutral position, we believe that we can better attract both front-end and back-end partners who may be more comfortable doing business with a non-competitive partner.

         Our electronic transaction processing services support a broad range of both financial and clinical transactions. To facilitate these services, we operate ProxyNet(R), our secure, proprietary national electronic information network, which provides physicians and other primary care providers with connectivity to one of the industry's largest group of insurance companies and managed care payers, the largest group of clinical laboratories, and the largest group of chain and independent pharmacies. Our products and services are provided from our three operational facilities located in Fort Lauderdale, Florida; New Albany, Indiana; and Santa Ana, California.

         The healthcare marketplace was over a $1.3 trillion industry in 2000, with 600,000 physicians controlling 80% of the spending. The healthcare industry generates over 30 billion financial and clinical transactions each year, including new prescription orders, refill authorizations, laboratory orders and results, medical insurance claims, insurance eligibility inquiries, encounter notifications, and referral requests and authorizations. We believe that the healthcare industry lags behind many other transaction-intensive industries, with the vast majority of these healthcare transactions being performed manually and on paper. For physicians, payers, laboratories and pharmacies to meet the financial and clinical demands of an evolving managed care system, we believe that participants in the healthcare system will need to process many of these types of transactions electronically. Due to the number of participants, lack of standards and complexity of establishing reliable and secure communication networks, the healthcare industry needs companies such as ProxyMed with its secure, proprietary systems to facilitate the processing of these transactions.

Sale of Network Engineering and Drug Dispensing Divisions

         On March 31, 2000, we completed the sale of our network integration division and our prescription drug dispensing subsidiary, ProxyCare, Inc., in separate transactions valued at approximately $3.7 million.

                                   *    *    *

         Our corporate offices are located at 2555 Davie Road, Suite 110, Fort Lauderdale, Florida 33317-7424, and our telephone number is (954) 473-1001.

Overview of ProxyMed.  Where Healthcare Connects(TM)

         Our focus is connecting physicians with their contracted financial and clinical partners so that they can conduct transactions electronically. We are organized into two business segments: electronic healthcare transaction processing and laboratory communication devices and services. Electronic healthcare transaction processing includes transaction and value-added services principally between physicians and insurance companies (Payer Services) and physicians and pharmacies/pharmacy benefit managers (Prescription Services); and laboratory communication devices and services includes the sale, leasing and services of communication devices principally to laboratories and the contract manufacturing of printed circuit boards (Laboratory Services). This organization of our activities creates sharper focus for providing services and transactions to a defined set of back-end partners within each group, and creates accountability for achieving our revenue goals of $42.5 million and $3.0 million in earnings before interest, taxes, depreciation and amortization (EBITDA) for fiscal 2001 as set forth in our Form 8-K filed with the SEC on December 11, 2000.

         We are well positioned today as one of the largest financial EDI healthcare clearinghouses, the largest provider of lab results reporting devices, and the largest provider of retail pharmacy connectivity. In 2000, we processed approximately 60 million electronic transactions among physicians, payers, laboratories and pharmacies. We leverage our back-end transaction network, ProxyNet, and continue to add partners by developing new value added products and services, additional payer transaction types, improved eligibility and claim status reports, and expanding our transaction offerings such as claims, lab orders, lab results reporting and prescription refills through our Internet portal, proxyMed.com. We are an attractive, neutral partner to front-end eHealth companies who are focused on physician office services, as we remain the only national and independent transaction clearinghouse that does not compete with them for the physicians desktops and who can connect their physicians on the back-end to carry on electronic transactions between them and their payers, laboratories and pharmacies.

Our business is driven by the healthcare community's need to more efficiently process information

         The major drivers of our business are those physicians who wish to adopt secure electronic solutions that improve the quality of their patient care while reducing costs and administration time. We believe that it is just a matter of time before the majority of physicians, payers, laboratories and pharmacies will embrace the electronic transmission and processing of virtually all of a patient's medical transactions. Our efforts concentrate on innovative design of our products and services that make these electronic transactions easy to use, fast, reliable and secure. ProxyNet, our secure, proprietary national on-line healthcare information network, and proxyMed.com are our key enablers that make this possible. We are a leader in solving these back-end connections and provide a host of transaction services to physicians which we believe will reduce costs by increasing efficiency, minimize transcription errors, and enable physicians to make more informed decisions at the point of care.

Connectivity and existing relationships are key strengths

         Our advantage lies in two critical areas. First, our existing connectivity to payers positions us among the largest medical claims clearinghouses in the industry, with over 60 million transactions annually, 92% of which are sent directly to the designated payer rather than being routed through other clearinghouses. We are the largest provider of laboratory results reporting devices and the largest provider of retail pharmacy connectivity. Our electronic transaction processing services support a broad range of financial transactions (such as claims, claims status reports, eligibility verification, explanations of benefits, and electronic remittance advices) and clinical transactions (such as laboratory results, new prescription orders and prescription refills). These connections allow information to reliably move back and forth from the physician's office to the supplier (payer, laboratory and pharmacy), facilitating diagnosis, treatment and payment. We have licensing and connectivity agreements with many national and regional companies, such as practice management system vendors, billing services, and eHealth companies, and physicians who are using our connectivity to provide these services. Our second advantage is our customer relationships. We have more than 25,000 physicians directly using at least one of our existing solutions and tens of thousands more using our services through other intermediaries.

We have built a comprehensive back-end model which would be difficult and time-consuming to replicate

         We were an early entrant into the healthcare electronic transaction model, having developed, as a result of our own efforts and through acquisitions, our back-end connectivity for both financial and clinical transactions. We believe that the development and maintenance of our connections from both a technical and relationship perspective were costly, complex and time-consuming, and represent a barrier to entry for would-be competitors. Having accomplished much of this task, there is an opportunity for us to leverage our existing connectivity and existing relationships, especially since we believe we are the only connectivity company that is, in fact, processing new prescriptions, refill prescriptions and laboratory test results reports.

Marketing

         We have a direct sales force and customer support staff that serves physicians, payers, laboratories and pharmacies. In addition, since we do not compete for the physician desktop and allow for private branding of our value-added products and services, we are able to leverage the marketing and sales efforts of our partners by giving them even greater added value to drive our revenues and transactions.

         We utilize the following distribution channels for our products and services to maximize connectivity between physicians, payers, laboratories and pharmacies and other healthcare providers:

          Channel                                        Focus
          -------                                        -----
Direct                                  We have a direct sales force, account
                                        managers and customer support that serve
                                        our physicians, payers, laboratories and
                                        pharmacies. We license access to our
                                        proprietary network, ProxyNet, and
                                        provide lab results reporting devices
                                        for communications between physicians
                                        and labs.

Partners                                We work with the vendors of physician
                                        and pharmacy office management systems
                                        so that they may enable their existing
                                        applications to process transactions
                                        through ProxyNet between physicians and
                                        payers, laboratories and pharmacies. We
                                        also license these customers to offer
                                        our products and services under their
                                        own private label. We also connect other electronic transaction processing networks to ProxyNet so that the participants on both networks can communicate with each other in National
                                        Council of Pharmacy Drug Program (NCPDP) standard, HIPAA approved formats, and the HL-7 standard format for laboratories.

Internet                                We are a provider of financial and
                                        clinical electronic transaction
                                        processing services through our web
                                        portal, proxyMed.com, which may be
                                        easily accessed by any physician with an Internet connection.

Product and services development

         We continue to broaden our offerings to include Internet-based financial and clinical electronic transaction processing services to be embedded in a web-based suite of applications. Laboratory test results reporting, claims submission, eligibility transactions and prescription refills are available today on proxyMed.com, and all applications have a common user interface and are easily accessed via the Internet through proxyMed.com. Additional services over the Internet will include other clinical transactions such as new prescription orders, formulary messaging; financial transactions such as encounters, referrals, and electronic remittance advices; and office applications such as appointment reminders.

         The total amount capitalized for purchased technology, capitalized software and other intangible assets as of December 31, 2000, was approximately $3,942,000, net of amortization. Research and development expense was approximately $3,130,000 in 2000, $2,898,000 in 1999 and $2,978,000 in 1998. See
Note 1 of Notes to Consolidated Financial Statements.

Competition

         We face competition from many healthcare clearinghouses and other healthcare companies. Unlike us, many of our competitors also have eHealth businesses providing front-end physician office and/or patient benefit management services. In addition, many of our competitors are significantly larger and have greater financial resources than we do. The healthcare electronic transaction processing industry has been targeted for growth by many companies, including WebMD Corporation, National Data Corporation, and other healthcare related entities such as MedUnite and RxHub LLC, who have announced that they intend to develop technologies utilizing a private network and/or Internet-based systems.

Healthcare and privacy related legislation

         The federal Health Insurance Portability and Accountability Act of 1996, known as HIPAA for short, mandates the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information. HIPAA specifically designates clearinghouses as the compliance facilitators for healthcare providers and payers. On August 17, 2000, the U.S. Department of Health and Human Services ("HHS") published final regulations to govern eight of the most common electronic transactions involving health information, which require compliance by October 16, 2002. On February 13, 2000, HHS published final regulations establishing standards for the privacy of individually identifiable health information, which, if not further delayed, will become effective April 14, 2001, and require compliance by April 14, 2003. These new regulations continue to be the subject of much debate, and are lengthy, complex, and often subject to a variety of technical and legal interpretations which we expect will become clearer as further guidance from HHS and the healthcare industry becomes available.

         System security safeguards and patient identifiable data confidentiality are of paramount importance to us. Depending on the type of transaction and the route of data through ProxyNet and proxyMed.com, and in addition to internal administrative security systems, we have in place an intrusion detection system, a firewall system, a VPN system, a web enabled security system, and a Secure Sockets Layer encryption system, which is the same technology used to protect sensitive information in the financial and banking industries. We believe we are in substantial compliance with many of the HIPAA regulations, and we are committed to be in compliance with all HIPAA regulations by the required compliance dates or sooner. We expect, but have no assurances, that those business associates of ours who are also covered by these regulations will also be in full compliance by these dates. There is a possibility that due to these standardization, over time it will be easier for competitors to develop electronic transaction processing technology similar to ours, which would make our competitive strength of accepting financial transactions in multiple formats less of a differentiating factor for some of our customers.

Intellectual Property

         In large part our success is dependent on our proprietary information and technology. We rely on a combination of contract terms, copyright, trademark and trade secret laws, and other measures to protect our proprietary information and technology. We have federal trademark registrations for ProxyMed, ProxyNet and other trade and service marks, and have filed trademark applications for "Where Healthcare Connects" and "Empowering Physicians with eSolutions", which are currently pending approval. We have no patents. As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, partners and customers which seek to preserve the confidentiality of our trade secrets, and limit access to and distribution of our products and services and related documentation and other proprietary information. Although we believe our products, services and technology do not infringe on any proprietary rights of others, as the number of products and services available in the market increase and the functions of those applications further overlap, technology companies like us may become increasingly subject to infringement claims.

Employees

         As of March 16, 2001, we employed 241 full-time employees, and 12 part-time employees. We are not and never have been a party to a collective bargaining agreement. We consider our relationship with our employees to be good.

                               ITEM 2. PROPERTIES

         Our offices are in Fort Lauderdale, Florida, where our Prescription Services business unit and Corporate Headquarters are located; in New Albany, Indiana, where our Laboratory Services business unit is located; and in Santa Ana California, the site of our Payer Services business unit. Our leases generally contain renewal options and require us to pay base rent, plus property taxes, maintenance and insurance. We consider our present facilities adequate for our operations.

                            ITEM 3. LEGAL PROCEEDINGS

         We do not have any legal proceedings pending.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                            AND RELATED STOCK MATTERS

         Our common stock trades on the National Market tier of The Nasdaq Stock Market under the symbol "PILL". The following table sets forth the high and low sale prices of the common stock for the periods indicated.

                                                              High        Low
         1999:
                 First Quarter.............................  $14.50     $  8.50
                 Second Quarter............................   21.25       11.25
                 Third Quarter.............................   16.44       10.75
                 Fourth Quarter............................   15.88        8.75

         2000:
                 First Quarter.............................  $11.25     $  8.00
                 Second Quarter............................    8.44        1.19
                 Third Quarter.............................    1.94        1.03
                 Fourth Quarter............................    1.69        0.75

         2001:
                 First Quarter.............................   $1.56     $  0.94
                 (through March 16, 2001)

         On March 16, 2001, the last reported sale price of the common stock was $1.19 per share. As of March 16, 2001, there were 290 holders of record of the common stock. We believe that many of these holders of record are in "street name" and that the number of individual shareholders is greater than 2,500.

         We have not paid any dividends on our common stock; however, we have paid dividends on our Series B and Series C Preferred Stock in cash and/or in shares of our common stock pursuant to the terms of the Articles of Incorporation, as amended. We intend to retain any earnings for use in our operations and the expansion of our business, and do not anticipate paying any dividends on the common stock in the foreseeable future. The payment of dividends on our common stock is within the discretion of our Board of Directors, subject to our Articles of Incorporation, as amended. Any future decision with respect to dividends on common stock will depend on future earnings, future capital needs and our operating and financial condition, among other factors.

                         ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial information for ProxyMed as of and for each of the five years in the period ended December 31, 2000, and has been derived from our audited consolidated financial statements. Since March 1995, our business focus changed from primarily the sale of prescription drugs to providing connectivity services and related value-add products to physicians, payers, medical laboratories, pharmacies and other healthcare providers. Accordingly, financial information relating to our prescription drug dispensing and network integration segments has been reclassified as discontinued operations. The data set forth below should be read in conjunction with

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes.

                                                                 Year Ended December 31,
                                                                 -----------------------
                                      2000             1999             1998             1997             1996
                                      ----             ----             ----             ----             ----
STATEMENT OF OPERATIONS DATA:
   Revenues                       $ 33,441,100     $ 29,023,100     $ 22,249,300     $  1,817,100     $  1,886,000
   Operating loss                 $(23,460,100)    $(20,018,900)    $(11,087,000)    $(14,860,200)    $ (4,341,400)
   Loss from continuing
     operations                   $(26,926,500)    $(20,119,800)    $(11,193,700)    $(14,593,000)    $ (2,889,500)
   Income (loss) from
     discontinued
     operations                   $    241,400     $ (1,714,400)    $   (594,500)    $ (3,924,100)    $     35,800
   Net loss applicable to
     common shareholders          $(48,051,700)    $(21,856,400)    $(11,788,200)    $(18,517,100)    $ (2,949,500)

PER SHARE DATA:
Basic and diluted net loss per
share of common stock:
   Loss from continuing
     operations                   $      (2.47)    $      (1.12)    $      (0.71)    $      (1.38)    $      (0.39)
   Income (loss) from
     discontinued operations      $       0.01     $      (0.09)    $      (0.04)    $      (0.37)    $         --
   Net loss                       $      (2.46)    $      (1.21)    $      (0.75)    $      (1.75)    $      (0.39)

Weighted average common shares
outstanding                         19,565,125       18,032,042       15,653,374       10,589,333        7,660,383

DIVIDEND DATA:
   Dividends on common
     stock                        $         --     $         --     $         --     $         --     $         --
   Dividends on cumulative
     preferred stock              $  1,274,500     $     22,200     $         --     $         --     $     95,800

                                                                 Year Ended December 31,
                                                                 -----------------------
                                      2000             1999             1998             1997             1996
                                      ----             ----             ----             ----             ----
BALANCE SHEET DATA:
Working capital                   $ 12,155,500     $ 12,579,700     $  7,564,500     $  1,966,400     $ 12,426,200
Long-term obligations             $    729,100     $    583,100     $  1,367,200     $  1,049,600     $         --
Total assets                      $ 27,666,400     $ 44,772,900     $ 46,902,700     $ 18,348,500     $ 15,651,900
Net assets of discontinued
     operations                   $         --     $  3,022,100     $  4,039,700     $  2,477,800     $    888,300
Stockholders' equity              $ 22,377,100     $ 37,755,600     $ 40,279,100     $ 13,151,800     $ 14,915,300


         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In General

         ProxyMed is an electronic healthcare transaction processing services company providing connectivity services and related value-add products to physicians, payers, medical laboratories, pharmacies and other healthcare providers. Our electronic transaction processing services support a broad range of both financial and clinical transactions. To facilitate these services, we operate ProxyNet, our secure, proprietary national electronic information network, which provides physicians and other primary care providers with direct connectivity to one of the industry's largest group of payers, the largest group of clinical laboratories and the largest group of chain and independent pharmacies. Our products and services are provided from our three operating facilities located in Fort Lauderdale, Florida; New Albany, Indiana; and Santa Ana, California.

         In March 2000, we sold our non-core network integration and prescription drug dispensing segments. These two segments are shown as discontinued operations in the consolidated financial statements.

         In May 2000, a number of factors, including a weak Nasdaq stock market, particularly in the eHealth segment, and sales into the market of a significant number of shares of our common stock resulting from margin calls against our then largest shareholder, contributed to the decline in the price of our common stock below $4.21 for a period of ten consecutive trading days in April and May 2000. Certain contractual provisions were triggered which would have permitted our Series B Preferred shareholders to convert their preferred shares and exercise their warrants into a significant number of shares of common stock. As a result, we entered into a Redemption and Exchange Agreement with holders of 13,000 of the 15,000 shares of the Series B Preferred stock. In order for us to comply with the terms of the Redemption and Exchange Agreement and continue to fund our operating requirements, we were required to raise additional capital, and in June 2000, we sold, in a private placement to institutional and individual investors, a total of $24,310,000 of convertible debt securities and issued five-year warrants for the purchase of an aggregate of 20,448,000 shares of the Company's common stock at an exercise price of $1.00 per share to the investors and the placement agent, resulting in net proceeds to us of approximately $21,383,000. On June 30, 2000, upon the completion of the redemption of the 13,000 Series B Preferred, the convertible debt automatically converted into Series C Preferred shares. See Notes 5 and 6 to the consolidated financial statements for further details concerning these transactions.

         Additionally, in May 2000, in an effort to reduce our operating costs, we announced a reorganization aimed at reducing costs and reallocating resources. As a result, we reduced our workforce, including the resignation of our chief executive officer, president/chief operating officer, chief financial officer, chief marketing officer, and other management positions, and our former chief executive officer was appointed interim chief executive officer. In August 2000, he resigned as interim chief executive officer and became vice-chairman of the board of directors, and a consultant to us through December 2000. We hired a new chairman/chief executive officer in July 2000. Until this time, we had been aggressively implementing our strategic plan which concentrated on providing a one-stop solution for physicians and empowering them with Internet-enabled tools as desktop solutions. As a result of our reassessment of our business plan under our new management team, our new strategy is now more tightly focused on leveraging our leading position as a neutral, independent back-end connectivity provider rather than developing software products and applications for the physician's desktop. In order to move towards overall company profitability, we have continued to make additional operational expense reductions in the fourth quarter of 2000 and the first quarter of 2001.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Net Revenues. Consolidated net revenues for 2000 increased by $4,418,000, or 15%, to $33,441,000 from consolidated net revenues of $29,023,000 for 1999. This net increase is primarily due to volume increases in lab results reporting device sales, servicing events and contract manufacturing in our Laboratory Services business unit (increase of $4,600,000) and electronic prescription transaction volume and average per unit revenue increases in our Prescription Services business unit (increase of $555,300) plus one-time revenue of $500,000 for the termination of a previously executed multi-year services agreement. These increases were offset by average per unit revenue decreases in our Payer Services business unit as a result of the change in mix of our services sold (decrease in revenue of $812,100) and a one-time source code license sale in the 1999 period (decrease of $425,000) in our Prescription Services business unit. In terms of transaction volume processed through ProxyNet, for 2000, we processed 2.6 million recurring electronic prescription and other clinical transactions, an increase of 29% over 1999 levels, and 56.6 million electronic financial claim transactions in 2000, an increase of 1.4% over 1999 levels.

         Cost of Sales and Gross Profit Margin. Cost of services and license fees includes third-party electronic transaction processing costs, certain telecommunication costs, revenue sharing and rebate arrangements with our business partners, third-party database licenses and certain labor and travel expenses. Cost of sales for communication devices, computer systems and other tangible goods includes hardware, third-party software, and consumable materials. Consolidated gross profit margin for 2000 was 63% compared to 69% for 1999. This decrease was primarily due to the higher percentage of overall revenues generated from our lab services business unit which are at lower profit margins due to the general tangible nature of the goods sold.

         Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses for 2000 increased by $159,000, or less than 1%, to $27,097,000 from consolidated SG&A expenses of $26,938,000 for 1999. This increase is primarily due to (i) expenses related to the issuance of compensatory options and warrants and other stock compensation awards to outside consultants and our new chairman/chief executive officer in 2000 ($1,643,000);
(ii) increases in professional fees for legal and consulting projects ($566,000); (iii) a contingency for software licensing deficiencies ($200,000), offset by (iv) decreases in net payroll, outside labor and related expenses net of capitalization for software development primarily for proxyMed.com (decrease of $1,454,000); (v) charges related to activities associated with our terminated engagement of Salomon Smith Barney to help us evaluate our strategic alternatives in 1999 (decrease of $492,000); and (vi) net decreases in other general expenses (decrease of $304,000). Although the consolidated increase is minimal, our expense structure had undergone significant decreases in the second six months of the 2000 year as a result of our restructuring in May 2000 and the refocus of our business strategy that was set in place after a new management team was established. During the first six months of 2000, we continued to incur significant expenses in additional personnel costs, advertising and promotion, and development costs for our web portal. As a result of our expense reduction plan enacted in the second quarter of 2000, we eliminated approximately $800,000 per month in expenses by the end of 2000. We have continued to make additional expense reductions in order to achieve profitability in 2001. As a result of these factors, consolidated SG&A expenses as a percentage of consolidated net sales decreased to 81% in 2000 from 93% in 1999.

         Restructuring Charges. In May 2000, we announced a reorganization plan aimed at reducing costs and reallocating resources. As a result, we reduced our workforce by approximately 70 employees, including the resignation of our chief executive officer, president/chief operating officer, chief financial officer, chief marketing officer, and other management positions. We recorded a charge of $1,330,000 in 2000 primarily for separation payments and marketing contracts that were canceled. As a result of this plan and further expense reductions in the fourth quarter of 2000 and first quarter of 2001, including the elimination of additional employees, annualized expenses have been reduced by approximately $9.5 million.

         Depreciation and Amortization. Consolidated depreciation and amortization expense increased $311,000, or 2%, to $13,375,000 for 2000 from $13,064,000 for 1999. This net increase was primarily due to the (i) commencement of the amortization of our proxyMed.com development projects in June 2000 ($462,000); (ii) additional computer hardware and peripherals purchased for our various production and administrative computer networks and new manufacturing equipment at our Laboratory Services business unit ($77,000); (iii) amortization of a non-compete agreement with our former president/chief operating officer ($117,000); offset by (iv) an adjustment to amortization expense related to the final debt payment paid in April 2000 for the acquisition of Clinical MicroSystems, Inc., which we acquired in March 1997 ($95,000); and (v) the termination of the exclusivity period related to our 1997 acquisition of PreScribe(R) (decrease of $250,000).

         Write-off of Obsolete and Impaired Assets. As a result of our change in business strategy, in December 2000, we wrote off $2,850,000 in obsolete fixed assets, primarily computer hardware, and previously capitalized software projects, including our costs to develop our Internet portal, proxyMed.com. These write-offs are expected to lower our depreciation and amortization charges by approximately $335,000 per quarter in future periods.

         Interest, net. We incurred net interest expense of $4,133,000 for 2000 compared to $101,000 for 1999. The 2000 amount reflects (i) charges of $1,270,000 related to the amortization of costs from our private placement of convertible debt securities completed in June 2000; (ii) $3,203,000 for a beneficial conversion charge resulting from the conversion price of the convertible debt being less than the market price of our stock on the dates of issuance; offset by (iii) $441,000 in additional interest income earned on higher cash balances invested and the reduction of interest expense related to our line of credit terminated in June 2000.

         Income from litigation settlement, net. In 2000, we settled a matter out-of-court which resulted in income of $667,000, net of legal and other costs.

         Loss from Continuing Operations. As a result of the foregoing, the loss from continuing operations was $26,927,000 for 2000 compared to a loss from continuing operations of $20,120,000 for 1999.

         Discontinued Operations. As a result of selling both the network integration and prescription drug dispensing segments in March 2000 for total proceeds of approximately $3,653,000, we recorded a net gain of $545,000. The loss from the operations of our discontinued network integration and prescription drug dispensing segments was $304,000 in 2000 compared to $1,195,000 in 1999. Revenues from the network integration segment were $2,372,000 in 2000 compared to $11,107,000 in 1999. The net loss for this segment was $328,000 in 2000 compared to $1,045,000 in 1999. Revenues from the prescription drug dispensing segment were $575,000 in 2000 compared to $2,200,000 in 1999. Net income for this segment was $24,000 in 2000 compared to a net loss of $150,000 in 1999.

         Deemed Dividends and Other Charges. As a result of the Redemption and Exchange Agreement entered into in May 2000 with the holders of 13,000 of the 15,000 Series B Preferred stock issued in December 1999 and the private placement of convertible debt securities in June 2000, we incurred charges of $14,614,000 in 2000 consisting of the following: (i) the unamortized beneficial conversion feature of the debt upon the conversion to the new Series C Preferred stock ($9,763,000); (ii) the premiums paid on the redemption of the Series B Preferred shares ($3,051,000); (iii) the repricing of existing warrants ($610,000); (iv) the issuance of new warrants ($715,000); and (v) professional and other fees ($476,000). Additionally, in 2000, we incurred a charge of $500,000 from a beneficial conversion feature resulting from the private placement of $1 million of Series C Preferred stock to our new chairman/chief executive officer in August 2000 ($500,000) and in December 2000, we recorded a catch-up accounting charge of $4,978,000 relating to the beneficial conversion of the original Series B preferred shares issued in December 1999. For 2000, we paid dividends totaling $227,000 to the holders of the Series B Preferred stock by issuing 31,844 shares of our common stock and with cash payments of

$3,000, and paid dividends totaling $1,047,000 to the holders of the Series C Preferred stock by issuing 881,310 shares of our common stock, of which 445,245 shares were issued in January 2001.

         Net Loss Applicable to Common Shareholders. As a result of the foregoing, we recorded a net loss applicable to common shareholders of $48,052,000 for 2000 compared to $21,856,000 for 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Net Revenues. Consolidated net revenues for 1999 increased by $6,774,000, or 30%, to $29,023,000 from consolidated net revenues of $22,249,000 for 1998. This increase was primarily due to the net effect of: (i) our acquisitions of Key Communications Service, Inc., Specialized Medical Management, Inc. and WPJ, Inc. d/b/a Integrated Medical Systems ($11,525,000), which were all consummated during or subsequent to the 1998 period, partially offset by (ii) decreases from the sales of non-exclusive source code licenses for our prescription and laboratory software products, which were sold in the 1998 period ($4,751,000), for which there were no comparable transactions in 1999.

         Cost of Sales and Gross Profit Margin. Cost of services and license fees includes third-party electronic transaction processing costs, revenue sharing and rebate arrangements with our business partners, certain telecommunication costs, third-party database licenses and certain labor and travel expenses. Cost of sales for communication devices, computer systems, and other tangible goods includes hardware, third-party software, and consumable materials. Consolidated gross profit margin for 1999 was 69% compared to 78% in 1998. This decrease was primarily due to the favorable impact in the 1998 period from higher sales of non-exclusive prescription and laboratory source code software licenses.

         Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses for 1999 increased by $7,173,000, or 36%, to $26,938,000 from consolidated SG&A expenses of $19,765,000 for 1998. This increase is primarily due to the net effect of (i) increases in SG&A expenses from our acquisitions of Key Communications, Specialized Medical Management and Integrated Medical Systems, all of which were acquired during or subsequent to the 1998 period, including costs associated with the integration of previously separate processing networks for financial transactions ($5,391,000); (ii) development expenses related to proxyMed.com ($1,411,000); (iii) estimated credit loss due to the declaration of bankruptcy by one customer ($306,000);
(iv) charges related to activities associated with our terminated engagement of Salomon Smith Barney to help us evaluate our strategic alternatives ($492,000); partially offset by (v) expenses associated with our merger with Key Communications incurred in 1998 ($427,000). As a result of these factors, consolidated SG&A expenses as a percentage of consolidated net sales increased to 93% in 1999 from 89% in 1998.

         Depreciation and Amortization. Consolidated depreciation and amortization expense increased $4,418,000, or 51%, to $13,064,000 for 1999 from $8,646,000 for 1998. This increase was primarily due to amortization charges for goodwill and other intangible assets associated with our acquisitions of Specialized Medical Management in 1999 and Integrated Medical Systems in 1998.

         Loss from Continuing Operations. As a result of the foregoing, the loss from continuing operations was $20,120,000 in 1999 compared to a loss from continuing operations of $11,194,000 in 1998.

         Discontinued Operations. The loss from the discontinued operations of our network integration and prescription drug dispensing segments increased by $601,000, to a loss of $1,195,000 in 1999 from a loss of $594,000 in 1998. For
1999, we had estimated a loss on the disposal of the prescription drug dispensing segment of $519,000 including estimated operating losses through the disposal date and other exit costs.

         Revenues from the network integration segment were $11,107,000 in 1999 compared to $13,855,000 in 1998. In 1999, in connection with our then new initiative to develop proxyMed.com, management decided to adopt Microsoft technology for email, and abandoned the Krypton Internet Messaging Server in-process research and development technology acquired in its acquisition of Hayes Computer Systems. Accordingly, the 1999 contingent payment made to the former owner of Hayes Computer Systems was recorded as goodwill, and was being amortized through April 30, 2000. Amortization expense included in 1999 was $667,000, compared to no amortization expense in 1998. Additionally, as a result of the 1998 contingent payment, we recorded a charge of $743,000 in 1998 related to the expensing of in-process research and development technology. As a result of the foregoing, primarily as a result of decreased sales, the net loss for this segment was $1,045,000 in 1999 compared to $539,000 in 1998.

         Revenues from the prescription drug dispensing segment were $2,200,000 in 1999 compared to $1,663,000 in 1998. The net loss for this segment was $150,000 in 1999 compared to $56,000 in 1998.

         Dividends. As a result of the issuance of preferred stock December 1999, we accrued $22,000 in dividends for 1999.

         Net Loss Applicable to Common Shareholders. As a result of the foregoing, we recorded a net loss applicable to common shareholders of $21,856,000 for 1999 compared to a net loss of $11,788,000 for 1998.

Liquidity and Capital Resources

         In 2000, cash used in operating activities totaled $7,077,000. This was primarily due to our net loss partially offset by depreciation and amortization charges, restructuring charges, non-cash compensatory stock option, warrant and other stock compensation awards, the write-off of obsolete and impaired fixed assets and previously capitalized software projects, and non-cash charges related to the redemption of the Series B Preferred stock and the private placement sale of convertible securities in June 2000. During 2000, we paid approximately $15,748,000 to redeem 13,000 shares of Series B Preferred Stock under the Redemption and Exchange Agreement, paid in full our outstanding line of credit with Transamerica Business Credit Corp. of $3,000,000, spent $2,808,000 for fixed assets and capitalized software development costs, paid dividends totaling $227,000 to the holders of Series B Preferred Stock by issuing 31,844 shares of our common stock and cash payments of $4,000, and paid dividends totaling $1,047,000 to the holders of our Series C Preferred stock by issuing 881,310 shares of our common stock, of which 445,245 shares were issued in January 2001. These activities were financed through the private placements in June and August 2000 of $25,310,000 in convertible securities (resulting in net proceeds to us of $22,383,000), the collection of notes receivables from our sale of discontinued operations ($1,649,000), the collection of a litigation settlement ($667,000, net of expenses), proceeds from the exercise of stock options ($427,000), capital lease financing ($505,000), and available cash resources. After these proceeds and expenditures, we had cash and cash equivalents totaling $8,841,000 as of December 31, 2000.

         These available funds continue to be used for operations, the further development of our products and services, and other general corporate purposes. As a result of the completed sales of our network integration and prescription drug dispensing segments in March 2000, we received payments of approximately $1,649,000 through December 31, 2000 under the notes issued to us by the purchasers of these businesses. Additionally, as a result of acquisitions made in 1997 and 1998, we paid (i) approximately $330,000 in April 2000 for the final assessment of a tax audit at Key Communications Services, Inc.; (ii) $750,000 in April 2000 to the former owner of Clinical MicroSystems with $375,000 in cash and 33,708 shares of common stock; and (iii) $500,000 in June 2000 to the former owner of our PreScribe software system. We are continuously evaluating acquisition opportunities and other strategic alternatives that may add synergies to our product offerings and business strategy.

         In May 2000, we announced a reorganization plan aimed at reducing costs and reallocating resources. As a result, we reduced our workforce by approximately 70 employees, including the resignation of our chief executive officer, president/chief operating officer, chief financial officer, chief marketing officer, and other management positions, and our former chief executive officer was appointed interim chief executive officer. We estimated that our annual expenses would be reduced by approximately $8.0 million under this plan, and with additional personnel and other expense reductions in the fourth quarter of 2000 and the first quarter of 2001, we have exceeded the expense reduction goal. Our previous chairman/interim chief executive officer has become our vice-chairman. We have since appointed a new chairman/chief executive officer and a new chief operating officer.

         Through the second quarter of 2000, we had been aggressively implementing our strategic plan which concentrated on providing a one-stop solution for physicians and empowering them with Internet-enabled tools as desktop solutions. As a result of our reassessment of our business plan, our new strategy is now more tightly focused on leveraging our leading position as an independent back-end connectivity provider rather than developing products and services for the physician's desktop. Through strategic relationships and partnerships with front-end solutions providers, our goal is to drive more healthcare transactions through ProxyNet while remaining neutral in the battle for the physician's desktop. Additionally, since we do have an existing customer base of physicians and other healthcare providers, we expect that there will be opportunities to increase revenues by cross-selling our existing products and services to these current customers, as well as revenue opportunities from the development of new services from our development efforts, including proxyMed.com, our healthcare Internet portal. While we have reduced the specific groups within our development workforce in an effort to control expenses, nevertheless, we remain committed to developing additional capabilities and value-added products and services to our back-end connectivity network and to proxyMed.com.

         In June 2000, we paid in full and terminated our accounts receivable-based revolving line of credit that had an outstanding balance of $3,000,000. We have not entered into any other line of credit arrangement at this time.

         At the current time, we do not have any material commitments for capital expenditures. However, we have identified approximately $700,000 in capital expenditure purchases to be made in 2001 relating to HIPAA compliance for our computer networks and facilities.

         As we have continued to reduce our expenses subsequent to December 2000 in order to achieve our goal of operational cash flow break-even, we must be able to maintain and increase our revenues. We believe that we can continue to make progress in our business strategy and achieve bottom-line profitability by the beginning of the third quarter of 2001. While our Payer Services and Laboratory Services business units continue to generate positive cash flows, our Prescription Services business unit has not generated positive cash flow to date. In addition, we were incurring significant expense to expand our proxyMed.com portal and to support our corporate staff. As a result, we reduced expenditures, including the layoff of operations and corporate employees between the fourth quarter of 2000 and the first quarter of 2001, in order to achieve overall profitability. We continue to believe that there will ultimately be significant opportunities in the electronic prescription transaction space. Today, we continue to support our existing Prescription Services customers with appropriate levels of service. Going forward, as the market grows transaction volume through increased physician adoption and utilization, we intend to be ready to take advantage of such opportunities.

         While we believe that we have sufficient cash and cash equivalents on hand to fund our future operational capital requirements based on our current level of revenues and expenditures, we may need to raise funds through the issuance of additional equity or debt in the public or private capital markets in order to fund specific research and development projects or pursue additional strategic acquisitions. Our ability to raise any additional funds may be adversely affected if, among other things, we do not continue to improve our operating performance or achieve increased market acceptance of our products and services. There can be no assurance that any additional funding will be available to us, or if available, that it will be available on acceptable terms. If we are successful in obtaining additional financing, the terms of the financing may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of our common stock. We believe that if we are not successful in obtaining additional financing for further product development or strategic acquisitions, such inability may adversely impact our ability to successfully execute our business plan and may put us at a competitive disadvantage.

New Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on applying generally accepted accounting principles for recognizing revenue. SAB 101 is effective for fiscal years beginning after December 15, 1999. The adoption of SAB 101 did not have a material effect on our consolidated financial statements.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

         This document contains forward-looking statements that reflect our current assumptions and expectations regarding future events. While these statements reflect our current judgment, they are subject to risks and uncertainties. Actual results may differ significantly from projected results due to a number of factors, including, but not limited to, the soundness of our business strategies relative to the perceived market opportunities; our ability to successfully develop, market, sell, install and upgrade our clinical and financial transaction services and applications to physicians, payers, medical laboratories and pharmacies; our ability to compete effectively on price and support services; our assessment of the healthcare industry's need, desire and ability to become technology efficient; and our ability and that of our business associates to comply with various government rules regarding healthcare information and patient privacy. These and other risk factors are more fully discussed in our filings with the Securities and Exchange Commission, which we strongly urged you to read. We expressly disclaim any intent or obligation to update any forward-looking statements. When used in this document, the words "believes", "estimated", "expects", "anticipates", "may" and similar expressions are intended to identify forward-looking statements.

The following are additional factors to those appearing in this document affecting our business and operations. You should carefully read these together with this document and our other SEC filings before considering investing in our Company

We have important business relationships with other companies to market and sell some of our clinical products and services which have not resulted in significant sales yet and if these companies are unsuccessful, we will need to add this emphasis internally, which may divert our efforts and resources from others projects.

         For the marketing and sale of some of our clinical products and services, we entered into important business relationships with physician office management information system vendors and electronic medical record vendors and through other agreements. These important business relationships, which have required and may continue to require significant commitments of effort and resources, have yet to generate substantial recurring revenue, and we cannot assure that they will ever generate substantial recurring revenue. Most of these relationships are on a non-exclusive basis, and we cannot assure that our electronic commerce partners and other strategic partners, most of whom have significantly greater financial and marketing resources than we do, will not develop and market products and services in competition with us in the future or will not otherwise discontinue their relationship with us. Also, our arrangements with some of our partners involve negotiated payments to the partners based on percentages of revenues generated by the partners. If the payments prove to be too high, we may be unable to realize acceptable margins, but if the payments prove to be too low, the partners may not be motivated to produce a sufficient volume of revenues. The success of our important business relationships will depend in part upon our partners' own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed and marketed by such partners. If any such partners are unsuccessful in marketing our products, we will need to place added emphasis on these aspects of our business internally, which may divert our planned efforts and resources from other projects.

Our laboratory communication devices may be replaced with web-based technology for lab results delivery, and we may not be successful in converting our customers to our own Internet portal, proxyMed.com, which would adversely impact our revenues.

         A key element of our Laboratory Services business strategy is to market our laboratory results reporting devices and related services, and our web-based solutions, directly to independent and hospital-based medical laboratories. As the Internet becomes a more acceptable method of transmitting laboratory orders and reporting results because of the efficiencies and savings believed to be available, we are leveraging our 20-plus years of goodwill and reputation for quality of products and superior service to migrate our customers over to our own Internet portal, proxyMed.com. We expect others to develop similar web-based solutions and compete aggressively in an attempt to capture our large customer base. We have no assurances that we will be able to retain or continue to grow our customer base. Further, even as to the continuing sales of our laboratory communication devices, we are unable to control many of the factors that influence our customers' buying decisions, including our customers' budgets and procedures for approving expenditures, and the changing political, economic and regulatory influences which affect the purchasing practices and operation of healthcare organizations.

The acceptance of electronic transaction processing in the healthcare industry is still in its early stages; thus, the future of our business is uncertain.

         Our strategy anticipates that electronic processing of healthcare transactions, including transactions involving clinical as well as financial information, will become more widespread and that providers and third-party payers increasingly will use electronic transaction processing networks for the processing and transmission of data. Electronic transmission of healthcare transactions (and, in particular, the use of the Internet to transmit them) is still developing, and complexities in the nature and types of transactions which must be processed have hindered, to some degree, the development and acceptance of electronic transaction processing in this industry. We cannot assure that continued conversion from paper-based transaction processing to electronic transaction processing in the healthcare industry, using proprietary physician management systems or the Internet, will occur.

Our clinical transaction products and services have yet to be tested on a large scale and could fail under a heavy customer load.

         The quality of our clinical transaction products and services is important to our business. Although we have completed the development of most of our electronic transaction processing network, which we believe efficiently performs the principal functions for which it has been designed, our clinical transaction products and services and the network are currently being utilized only by a limited number of customers for these transactions. We cannot assure that, upon widespread commercial use of our clinical transaction products and services, they will satisfactorily perform all of the functions for which we have designed them or that unanticipated technical or other errors will not occur which would result in increased costs or material delays. Any of these errors could delay our plans, result in harmful publicity or cause us to incur substantial remedial costs.

Since an error by any party in the process of prescribing drugs and filling prescriptions could result in substantial injury to a patient, our liability insurance may not be adequate in a catastrophic situation.

         Our business exposes us to potential liability risks that are unavoidably part of being in the healthcare electronic transaction processing industry. Many of our products and services relate to prescribing and refilling of drugs and the transmission of medical laboratory results, an error by any party in the process could result in substantial injury to a patient. As a result, our liability risks are significant.

We cannot assure that our insurance will be sufficient to cover potential claims arising out of our current or proposed operations, or that our present level of coverage will be available in the future at a reasonable cost. A partially or completely uninsured claim against us, if successful and of sufficient magnitude, would have significant adverse financial consequences. Our inability to obtain insurance of the type and in the amounts we require could generally impair our ability to market our products and services.

We depend on connections to insurance companies and other payers, and if we lose these connections, our service offerings would be limited and less desirable to healthcare participants.

         Our business is enhanced by the substantial number of payers, such as insurance companies, Medicare and Medicaid agencies to which we have electronic connections. These connections may either be made directly or through a clearinghouse. We have attempted to enter into suitable contractual relationships to ensure long-term payer connectivity; however, we cannot assure that we will be able to maintain our links with all these payers. In addition, we cannot assure that we will be able to develop new connections, either directly or through clearinghouses, on satisfactory terms. Lastly, some third-party payers provide systems directly to healthcare providers, bypassing us and other third-party processors. Our failure to maintain existing connections with payers and clearinghouses or to develop new connections as circumstances warrant, or to increase the utilization of direct links between providers and payers, could cause our electronic transaction processing system to be less desirable to healthcare participants, which would slow down or reduce the number of transactions that we process and for which we are paid.

If electronic transaction processing penetrates the healthcare industry, we may face pressure to reduce our prices which potentially may cause us to no longer be competitive.

         If electronic transaction processing extensively penetrates the healthcare market or becomes highly standardized, it is possible that competition among electronic transaction processors will focus increasingly on pricing. This competition may put intense pressure on us to reduce our pricing in order to retain market share. If we are unable to reduce our costs sufficiently to offset declines in our prices, or if we are unable to introduce new, innovative service offerings with higher prices, we may not be competitive.

Computer network systems like ours could suffer security and privacy breaches that could harm our customers and us.

         We currently operate servers and maintain connectivity from multiple facilities. Despite our implementation of network security measures, such as limiting physical and network access to routers, our infrastructure may be vulnerable to computer viruses, break-ins and similar disruptive problems caused by customers or other users. Computer viruses, break-ins or other security problems could lead to interruption, delays or cessation in service to our customers. These problems could also potentially jeopardize the security of confidential information stored in the computer systems of our customers, which may deter potential customers from doing business with us and give rise to possible liability to users whose security or privacy has been infringed. The security and privacy concerns of existing and potential customers may inhibit the growth of the healthcare information services industry in general, and our customer base and business in particular. A significant security breach could result in loss of customers, damage to our reputation, direct damages, costs of repair and detection and other unplanned expenses.

We depend on uninterrupted computer access for our customers; any prolonged interruptions in our operations could cause our customers to seek alternative providers of our services.

         Our success is dependent on our ability to deliver high-quality, uninterrupted computer networking and hosting, requiring us to protect our computer equipment and the information stored in servers against damage by fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion and other catastrophic events. We plan to develop additional back-up site capability and a program to manage technology to reduce risks in the event of a disaster, including periodic "back-ups" of our computer programs and data. Any damage or failure resulting in prolonged interruptions in our operations, such as the current California rolling blackouts, could cause our customers to seek alternative providers of our services. In particular, a system failure, if prolonged, could result in reduced revenues, loss of customers and damage to our reputation, any of which could cause our business to suffer. While we carry property and business interruption insurance to cover operations, the coverage may not be adequate to compensate us for losses that may occur.

We may not be able to retain key personnel or replace them if they leave.

         Our success is largely dependent on the personal efforts of Michael K. Hoover, our Chairman of the Board and Chief Executive Officer. Although we have entered into employment agreements with Mr. Hoover and other senior executives, the loss of any of their services could cause our business to suffer. Our success is also dependent upon our ability to hire and retain qualified operations, development and other personnel. Competition for qualified personnel in the healthcare information services industry is intense, and we cannot assure that we will be able to hire or retain the personnel necessary for our planned operations.

We may issue additional shares which could adversely affect the market price of our Common Stock.

         Certain events over which you have no control could result in the issuance of additional shares of our Common Stock or preferred stock, which would dilute your ownership percentage in ProxyMed and could adversely affect the market price of our Common Stock. We may issue additional shares of Common Stock or preferred stock for many reasons including:

               o    to raise additional capital or finance acquisitions;

               o upon the exercise or conversion or an exchange of outstanding options, warrants and shares of convertible preferred stock; or

               o    in lieu of cash payment of dividends.

         In addition, the number of shares of Common Stock that we are required to issue upon conversion or exercise, as the case may be, of Series B Preferred Stock, Series C Preferred Stock and many of our outstanding options and warrants may increase if certain anti-dilution events occur (such as, certain issuances of Common Stock, options and convertible securities).

 ITEM 7A. QUALTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and schedule are included beginning at Page
F-1.

               ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

         We have not had any change in or disagreement with our accountants on accounting and financial disclosures during our two most recent fiscal years or any later interim period.

                                    PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our directors and executive officers are as follows:

Name                              Age     Position
----                              ---     --------
Harold S. Blue                    39      Vice-Chairman of the Board

Edwin M. Cooperman (2)            57      Director

Gerald B. Cramer (2)              70      Director

Donald G. Drapkin (1)(2)          53      Director

Michael S. Falk                   39      Director

John Paul Guinan                  40      Executive Vice President-Prescription Services

Nancy J. Ham                      39      Chief Operating Officer and Executive Vice President

Lonnie W. Hardin                  46      Senior Vice President - Payer Services

A. Thomas Hardy                   47      Senior Vice President-Laboratory
                                          Services and President-Key
                                          Communications Service, Inc.

Thomas E. Hodapp                  41      Director

Michael K. Hoover                 45      Chairman of the Board and Chief Executive Officer

Bertram J. Polan (1)              49      Director

Frank M. Puthoff                  55      Chief Legal Officer, Executive Vice President and Secretary

Judson E. Schmid                  39      Chief Financial Officer, Executive
                                          Vice President and Treasurer

Eugene R. Terry (1)               62      Director

Timothy J. Tolan                  42      Senior Vice President - Business Development

--------------------------
(1)  Member of the Audit Committee, the Chairman of which is Mr. Drapkin.
(2)  Member of the Compensation Committee, the Chairman of which is Mr. Drapkin.

         Harold S. Blue joined ProxyMed in 1993 and currently serves as Vice-Chairman of the Board. From 1990 to 1993, Mr. Blue was the CEO of Health Services Inc., a physician practice management company, which was sold to InPhyNet Medical Management, Inc. Mr. Blue also served as a director of iMall, Inc., which was purchased in 1999 by Excite@Home. From 1984-1988, Mr. Blue was the founder of Best Generics, a generic distributor. Mr. Blue sold Best Generics to IVAX Corp. and became a Board Member of IVAX to 1990. From 1979 to 1984, Mr. Blue was the founder and CEO of Budget Drugs, a pharmacy chain in South Florida. Mr. Blue is also a director of Healthwatch, Inc. and MonsterDaata, Inc.

         Edwin M. Cooperman has served as a director of ProxyMed since July 2000. He is Chairman of the Board of Tutor Time Learning Systems, Inc., a privately-held company engaged in pre-school education and child care. He is also a principal of T.C. Solutions, a privately-held investment and financial services consulting firm. Previously, Mr. Cooperman was Chairman of the Travelers Bank Group and Executive Vice President, Travelers Group, where he was responsible for strategic marketing, the integration of Travelers brands and products, joint and cross marketing efforts and corporate identity strategies, as well as expanding the Travelers Bank Group's credit card run in portfolios. After joining Travelers in 1991, Mr. Cooperman became Chairman and CEO of Primerica Financial Services Group, which comprises Primerica Financial Services, Benefit Life Insurance Company and Primerica Financial Services Canada. Previous to this, Mr. Cooperman served at American Express where he became Chairman and Co-Chief Executive of Travel Related Services, North America. Mr. Cooperman is also a director of drKoop.com, Inc., US Wireless Data, Inc. and Grannum Value Mutual Fund.

         Gerald B. Cramer has served as a director of ProxyMed since July 2000. He co-founded of the investment firm of Cramer, Rosenthal & McGlynn, LLC in 1973, and currently serves as Chairman. Prior to that, Mr. Cramer was a senior partner at Oppenheimer & Company. He earned a BS from Syracuse University and attended the University of Pennsylvania Wharton School of Finance. He serves on the Board of Trustees at Syracuse University and on its Investment Committee.

         Donald G. Drapkin has served as a director of ProxyMed since July 2000. Mr. Drapkin has been a Director and Vice-Chairman of MacAndrews & Forbes Holdings Inc. and various of its affiliates since March 1987. Prior to joining MacAndrews & Forbes, he was a Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom in New York for more than five years. Mr. Drapkin is also a director in the following corporations filing reports pursuant to the Securities Exchange Act of 1934: Anthracite Capital, Inc., Black Rock Asset Investors, The Molson Companies Limited, Panavision, Inc., Playboy.com, Inc., Playboy Enterprises, Inc., Revlon Consumer Products Corporation, Revlon, Inc., The Warnaco Group, Inc. and Weider Nutrition International, Inc.

         Michael S. Falk has served as a director of ProxyMed since July 2000. Mr. Falk co-founded Commonwealth Associates L.P.in 1988, and in 1995 he became Chairman, Chief Executive Officer, and President. He is also a director of eB2B.com, Inc., FutureLink, Inc., Intelispan, Inc., and US Tec, Inc. and US Wireless Data, Inc. Mr. Falk is a graduate of the Stanford University Executive Program for Smaller Companies, and holds a Bachelor's degree with honors in Economics from Queens College.

         John Paul Guinan joined ProxyMed in June 1995 and currently serves as Executive Vice President-Prescription Services. Mr. Guinan served as President and a director of ProxyMed between June 1995 and December 1999. He was also its Chief Operating Officer from August 1996 to January 1998. He was an Executive Vice President of ProxyMed from July 1993 until June 1995. From March 1993 to June 1993, Mr. Guinan was the Chief Executive Officer and co-founder of ProxyScript, Inc., which ProxyMed acquired in June 1993. From 1989 until April 1993, Mr. Guinan founded and developed two companies: The Desktop Professionals, Inc., a company which supplied automation systems to South Florida professional offices; and POSitive Thinking, Inc., a software development company which specialized in point-of-sale systems.

         Nancy J. Ham serves as Executive Vice President and Chief Operating Officer. Prior to joining ProxyMed in October 2000, Ms. Ham served as General Manager, Institutional and Connectivity Services of Healtheon/WebMD Corporation from June 1999 to March 2000. She originally joined Healtheon in May 1998 with its acquisition of ActaMed Corporation, where she had served with Mr. Hoover as Chief Financial Officer and Senior Vice President, Business Development. Upon the merger with Healtheon, she was named Vice President, Lab/Pharma, and upon Healtheon's merger with WebMD Corporation, became General Manager. Before joining ActaMed in 1993, Ms. Ham was a Director, Corporate Finance at Equifax, Inc. from 1992-1993, and prior to that spent five years with GE Capital's Corporate Finance Group. Ms. Ham has a B.A. from Duke University and a Masters in International Business Studies from the University of South Carolina.

         Lonnie W. Hardin joined ProxyMed in November 1997 in connection with its acquisition of US Healthdata Interchange, Inc., and since October 2000 has been serving as Senior Vice President of Payer Services and from November 1997 to October 2000 as the Senior Vice President of Field Claims Operation. Prior to joining ProxyMed, Mr. Hardin was the General Manager for USHDI, which was acquired by ProxyMed in 1997. Mr. Hardin was employed by USHDI from 1991 through 1997, during which time he held the positions of Vice President, Sales/Marketing and General Manager.

         A. Thomas Hardy joined ProxyMed in December 1998 in conjunction with ProxyMed's acquisition of Key Communications Service, Inc. where since 1995 he served as Key Communications' Executive Vice President and Chief Financial Officer. Since January 2000, he has served as Key Communications' President and Chief Operating Officer, and since October 2000 also as Senior Vice President of Laboratory Services of ProxyMed. Mr. Hardy is a certified public accountant and has a BBA in Business from Georgia College & State University and a MBA degree from the University of Arkansas.

         Thomas E. Hodapp has served as a director of ProxyMed since July 2000. In 1999, Mr. Hodapp founded Access Capital Management, a private banking and management firm dedicated to providing financial and strategic advisory services to select, early stage private healthcare and information technology companies. From 1992 to 1998, Mr. Hodapp was a Managing Director for Robertson Stephens & Company, LLC, a leading international investment banking firm, overseeing the firm's Healthcare Managed Care Research Group, with a focus on the managed care, practice management and healthcare information services industries. From 1988 to 1992, he was with Montgomery Medical Ventures, a venture firm focused on the biotechnology, medical device and healthcare service fields. MMV I and II actively managed long-term investments in over 40 early stage companies, many of which the firm was involved in co-founding. Prior to that, Mr. Hodapp researched the healthcare industry as an industry analyst with Goldman, Sachs & Company, S.G. Warburg Securities and Volpe & Covington. Additionally, Mr. Hodapp has been published in a number of major financial and healthcare industry journals and publications, was a two-time selection to the Wall Street Journal Research Analyst All-Star Team, and is a frequent speaker at national healthcare investment and strategy forums.

         Michael K. Hoover was appointed Chairman of the Board and Chief Executive Officer of ProxyMed in July 2000. He served as President and Director of Healtheon/WebMD Corporation after Healtheon acquired ActaMed Corporation, an eHealth information systems and transaction company similar to ProxyMed in May 1998. Mr. Hoover co-founded ActaMed in May 1992 and served as its President from its inception to May 1998, and as its President and Chief Executive Officer from December 1995 to May 1998. From 1989 to 1992, Mr. Hoover served as the Executive Director of Financial Services of the MicroBilt Division of First Financial Management Corporation. Prior to that, he founded FormMaker Software Corporation, a producer of electronic forms automation systems, and served as its Chief Executive Officer from 1982 to 1988.

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

         Frank M. Puthoff was appointed Executive Vice President, Chief Legal Officer and Secretary of ProxyMed in August 1996. From July 1994 to August 1996, he was Vice President, General Counsel and Secretary for Miami Subs Corporation. Between July 1990 and July 1994, he served as Senior Vice President, General Counsel and Secretary of Ground Round Restaurants, Inc., an affiliate of Hanson PLC. Prior thereto, he served as Division Counsel for PepsiCo, Inc. and held various executive positions with Pizza Hut, Inc. and Marriott Corporation, and was in private practice. He is a licensed attorney in the District of Columbia, Florida and Ohio.

         Judson E. Schmid currently serves as Executive Vice President, Chief Financial Officer and Treasurer of ProxyMed. From April 1996 to October 2000, he was ProxyMed's Vice President - Corporate Finance and Corporate Controller. From August 1994 to September 1995, Mr. Schmid was the Corporate Controller for CardioLife Corporation, a privately-held medical provider of transtelephonic cardiac monitoring services. From September 1990 to August 1994, he was the Corporate Controller of Sports-Tech International, Inc., a publicly-held developer and supplier of computer controlled video editing systems for the sports industry. From September 1985 to September 1990, he worked as an Audit Supervisor for two public accounting firms, including KPMG. Mr. Schmid is a certified public accountant.

         Eugene R. Terry has been a director of ProxyMed since August 1995. He is a pharmacist and the founder and Chairman of Bloodline, Inc., a New Jersey-based company engaged in the blood services business, which he founded in 1980. In 1971, Mr. Terry founded Home Nutritional Support, Inc. ("HNSI"), one of the first companies established in the home infusion industry. In 1984, HNSI was sold to Healthdyne, Inc. HNSI was later sold to the W.R. Grace Group. From 1975 to 1984, Mr. Terry was also founder and Chief Executive Officer of Paramedical Specialties, Inc., a respiratory and durable medical equipment company, which was also sold to Healthdyne, Inc.

         Timothy J. Tolan was appointed Senior Vice President of Business Development in January 2001. Before joining ProxyMed, Mr. Tolan was Vice President of Sales for ePhysician, Inc from May 2000 until his appointment at ProxyMed. He was Vice President of Sales - Lab/PBM for Healtheon/WebMD Corporation from August 1998 through May 2000. Prior to Healtheon/WebMD, Mr. Tolan also held the position of Vice President of Sales - Eastern Region for CITATION Computer Systems, a laboratory information system company. Prior to CITATION, Mr. Tolan spent twelve years in the physician practice management market.

         Audit Committee - Our Audit Committee consists of three non-employee, independent directors: Donald G. Drapkin (Chair), Bertram J. Polan and Eugene R. Terry. The Audit Committee is responsible for meeting with representatives of our independent accountants and with representatives of senior management to review the general scope of our annual audit, matters relating to internal audit control systems and the fee charged by the independent accountants. In addition, the Audit Committee is responsible for reviewing and monitoring the performance of non-audit services by our independent accountants and for recommending the engagement or discharge of our independent accountants.

         Compensation Committee - Our Compensation Committee consists of three non-employee, independent directors: Donald G. Drapkin (Chair), Edwin M. Cooperman and Gerald B. Cramer. The

Compensation Committee is responsible for approving and reporting to the Board on the annual compensation for all officers, including salary, stock options and other consideration, if any. The Committee is also responsible for granting stock options to be made under our existing plans.

         Directors are elected annually at our annual meeting of shareholders. Each director serves until his successor is elected and qualified or until the earlier death, resignation, removal or disqualification of the director. The officers are appointed annually by the directors.

         We have a "key person" life insurance policy for our benefit on the life of Mr. Hoover in the amount of $1,000,000.

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

         Based on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that during our fiscal year ended December 31, 2000, all filing requirements applicable to our officers and directors and greater than 10% beneficial owners were complied with, except that Messrs. Cooperman, Cramer, Drapkin, Hodapp, Polan and Terry failed to timely file Form 5s relating to the grant of stock options to each of them in September 2000, but they have since filed.

                         ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid during the past three fiscal years to our Chief Executive Officers and our other four most highly compensated executive officers during year 2000 with annual compensation over $100,000 for such years (the "named executive officers"), plus two additional individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as executive officers at the end of the last completed fiscal year:

                           Summary Compensation Table

                                                                       -----------------------------------
                                                                             Long-Term Compensation
                                 ------------------------------------- ----------------------------------- ------------
                                         Annual Compensation                   Awards            Payouts
------------------------- ------ ------------------------------------- ------------------------ ---------- ------------
                                                             Other     Restricted  Securities                  All
        Name and                                            Annual       Stock     Underlying     LTIP        Other
       Principal                   Salary       Bonus        Comp.      Award(s)    Options/     Payouts     Compen-
        Position          Year       ($)         ($)          ($)         ($)       SARs (#)       ($)     Sation ($)
------------------------- ------ ------------ ----------- ------------ ----------- ------------ ---------- ------------
Michael K. Hoover
Chairman and CEO          2000     56,553(1)          --   285,000(1)          --    5,000,000         --           --

John B. Okkerse, Jr.
CEO                       2000        85,392      50,000           --          --           --         --           --
                          1999        16,154          --           --          --   133,334(2)         --   128,179(2)

Harold S. Blue
Chairman and CEO(3)       2000       136,340          --           --          --      400,000         --   176,677(3)
                          1999       202,198          --           --          --       50,000         --           --
                          1998       145,033          --           --          --           --         --           --

John Paul Guinan
EVP, Prescription
Services                  2000       188,059          --           --          --      400,000         --           --
                          1999       180,609       5,000           --          --       35,000         --           --
                          1998       163,943      15,063           --          --           --         --           --

Lonnie W. Hardin
SVP, Payer Services       2000       137,800    8,750(4)           --          --      200,000         --           --
                          1999       116,817          --    39,693(5)          --           --         --           --
                          1998        97,167          50           --          --           --         --           --

A. Thomas Hardy
SVP, Lab Services         2000       230,602   20,000(4)           --          --      300,000         --           --
                          1999       238,457     100,000           --          --      142,000         --           --

Frank M. Puthoff
EVP & CLO                 2000       157,988   10,000(4)           --          --      150,000         --           --
                          1999       144,835      15,000           --          --           --         --           --
                          1998       130,530      20,050           --          --           --         --           --
------------------------- ------ ------------ ----------- ------------ ----------- ------------ ---------- ------------

------------------
(1) Mr. Hoover joined us on July 28, 2000. As part of his employment agreement dated July 28, 2000, Mr. Hoover was awarded 200,000 shares of common stock valued at $285,000.

(2) Consists of separation payments made pursuant to an agreement dated May 19, 2000. In addition, the separation agreement allowed for the accelerated vesting of one third of the stock options granted to Dr. Okkerse at the time of hire in November 1999.

(3) Mr. Blue was appointed Interim Chief Executive Officer on May 19, 2000 and held that position until the appointment of Michael K. Hoover on July 28, 2000. Other compensation consists of fees earned pursuant to a consulting agreement dated July 7, 2000, which terminated on December 31, 2000.

(4)      Earned in 2000 but not paid until January 2001.

(5)      Consists of reimbursement of relocation expenses.

         The following table provides information on stock option grants during fiscal year 2000 to each of the named executive officers:

                                         Option/SAR Grants in Last Fiscal Year
______________________________________________________________________________________________________________________
                                                                                          Potential Realizable Value
                                                                                           at Assumed Annual Rates
                                                                                         of Stock Price Appreciation
                                   Individual Grants                                           for Option Term*
------------------------- ---------------- ---------------- ------------- -------------- --------------- -------------
                                             % of Total
                          # of Securities   Options/SARs
                            Underlying       Granted To
                             Options/        Employee In    Exercise or    Expiration
          Name             SARs Granted      Fiscal Year     Base Price       Date             5%            10%
------------------------- ---------------- ---------------- ------------- -------------- --------------- -------------
Michael K. Hoover            5,000,000           50%           $1.50         7/28/10         $4,716,710    $5,298,458
------------------------- ---------------- ---------------- ------------- -------------- --------------- -------------
Harold S. Blue                400,000            4%            $1.53         7/11/10         $  384,884    $  432,354
------------------------- ---------------- ---------------- ------------- -------------- --------------- -------------
John Paul Guinan              400,000            4%            $1.53         7/11/10         $  384,884    $  432,354
------------------------- ---------------- ---------------- ------------- -------------- --------------- -------------
Lonnie W. Hardin              200,000            2%            $1.53         7/11/10         $  192,442    $  216,177
------------------------- ---------------- ---------------- ------------- -------------- --------------- -------------
A. Thomas Hardy               300,000            3%            $1.53         7/11/10         $  288,663    $  324,266
------------------------- ---------------- ---------------- ------------- -------------- --------------- -------------
Frank M. Puthoff              150,000            1%            $1.53         7/11/10         $  144,311    $  162,133
------------------------- ---------------- ---------------- ------------- -------------- --------------- -------------

*The assumed annual rates of stock price appreciation are required disclosures, and are not intended to forecast future stock appreciation.

         The following table sets forth certain information concerning unexercised options held by each of the named executive officers:

                                  Aggregated Option/SAR Exercises in Last Fiscal Year
                                             and FY-End Options/SAR Values
______________________________________________________________________________________________________________________
                                                          Number of Securities             Value of Unexercised
                                                         Underlying Unexercised                In-the-Money
                                                       Options/SARs at FY-End (#)      Options/SARs at FY-End ($)**
----------------------- -------------- ------------- -------------------------------- --------------------------------
                         # of Shares
                         Acquired on     $ Value
         Name             Exercise       Realized     Exercisable     Unexercisable     Exercisable    Unexercisable
----------------------- -------------- ------------- --------------- ---------------- ---------------- ---------------
Michael K. Hoover                  --            --              --        5,000,000               --              --
----------------------- -------------- ------------- --------------- ---------------- ---------------- ---------------
John B. Okkerse, Jr.               --            --         133,334               --               --              --
----------------------- -------------- ------------- --------------- ---------------- ---------------- ---------------
Harold S. Blue                     --            --         516,667           83,333               --              --
----------------------- -------------- ------------- --------------- ---------------- ---------------- ---------------
John Paul Guinan               40,000      $244,383         176,667          423,333               --              --
----------------------- -------------- ------------- --------------- ---------------- ---------------- ---------------
Lonnie W. Hardin                   --            --           7,168          214,332               --              --
----------------------- -------------- ------------- --------------- ---------------- ---------------- ---------------
A. Thomas Hardy                    --            --          76,667          365,333               --              --
----------------------- -------------- ------------- --------------- ---------------- ---------------- ---------------
Frank M. Puthoff                   --            --          37,169          159,999               --              --
----------------------- -------------- ------------- --------------- ---------------- ---------------- ---------------

**Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year-end market value of the common stock, which was $1.25 on December 31, 2000.

         There were no awards made to named executive officers in the last completed fiscal year under any long-term incentive plan for performance to occur over a period longer than one fiscal year. We do not have any defined benefit or actuarial plans for our employees. Certain stock options for executive management and directors were amended in 2000 to allow for extensions of exercise periods (typically one to three years) after termination of employment.

Compensation of Directors

         Our employee directors are not compensated for their services as directors. In September 2000, all outside directors, except for Mr. Falk and Mr. Blue, received a stock option for 200,000 shares of our stock vesting over three years at a price of $1.22 per share. Mr. Drapkin, as Chairman of the Audit and

Compensation Committees, also received in September 2000 an option for an additional 200,000 shares on the same terms. All directors are reimbursed for reasonable expenses incurred in attending board meetings. In addition, non-employee directors receive stock options under the 1995 Outside Plan upon the directors' initial election or appointment to the Board of Directors. Messrs. Polan and Terry, upon joining the Board, were each granted options to purchase 75,000 shares of common stock at an exercise price of $3.17. These options are now fully vested.

Employment Agreements with the Named Executive Officers

         In July 2000, we entered into an employment agreement with Mr. Hoover. The agreement is for a three-year term and automatically extends from year to year thereafter unless terminated by us upon 90 days' written notice or by the employee upon 30 days' written notice prior to the end of the initial term or any extension. Mr. Hoover receives an annual base salary of $150,000 and is entitled to such bonuses as may be awarded from time to time and to participate in any stock option plans which we may now have or in the future develop. He may be terminated for "cause" as defined in his agreement. If terminated for cause, he will be entitled to base salary earned, and he will retain all vested stock options. If, upon 90 days' prior written notice, he is terminated "without cause", he will be entitled to receive an amount equal to his base salary plus bonus, if any, and continuation of health insurance for nine months following termination, plus any unvested options shall vest. In addition, the agreement contains confidentiality and non-competition covenants.

         In November 1999, Dr. Okkerse became Chief Executive Officer of the Company. His employment was for a three-year term. He received an annual base salary of $200,000 and was entitled to bonuses as may be awarded from time to time. He resigned in May 2000 and received twelve months' separation pay, a cash bonus of $50,000, and the vesting of 133,334 options at $10.25. Dr. Okkerse is also bound by a confidentiality and post-term non-competition agreement.

         In April 1996, we entered into an employment agreement with Mr. Blue for a period of three years, which was automatically extended from year to year unless terminated by either party upon 60 days' written notice. Mr. Blue received an annual base salary of $180,000. On July 10, 2000, Mr. Blue resigned as Chief Executive Officer, terminated his employment agreement and entered into a twelve-month consulting agreement wherein he would be paid $15,330 per month. On December 29, 2000, in consideration of Mr. Blue accepting $105,000, his consulting agreement was terminated. Mr. Blue is also bound by a confidentiality and post-term non-competition agreement.

         In December 1995, we entered into an employment agreement with Mr. Guinan, which is automatically extended from year to year unless terminated by either party upon 60 days' written notice. Mr. Guinan receives an annual base salary of $180,000 and is entitled to such bonuses as may be awarded from time to time by the Board of Directors and to participate in any stock option plans which we may now have or in the future develop. Mr. Guinan may be terminated for "cause" as defined in the agreement. If he is terminated for cause, he will be entitled to base salary earned, and he will retain all vested stock options. If he is terminated "without cause", then he will be entitled to receive an amount equal to his base salary and bonus, if any, and continuation of health insurance for six months following termination, plus any unvested options shall vest. In addition, the agreement contains confidentiality and non-competition covenants.


         In December 1998, upon acquiring Key Communications, we entered into a three-year employment agreement with Mr. Hardy. Mr. Hardy receives an annual base salary of $225,000 and may receive an annual bonus up to $40,000 as may be awarded by the Board of Directors. He may be terminated for "cause" as defined in his agreement. If so terminated, he will be entitled to base salary earned, and he will retain all vested stock options. If he is terminated "without cause", then he will be entitled to receive an amount equal to his base salary plus bonus, if any, and continuation of health insurance for nine months following termination, plus any unvested options shall vest. The agreement contains confidentiality and non-competition covenants.

         In November 1996, we entered into an employment agreement with Mr. Puthoff. The agreement is for a three-year term and automatically extends from year to year thereafter unless terminated by us upon 90 days' written notice or by the employee upon 30 days' written notice prior to the end of the initial term or any extension. He receives an annual base salary of $155,750, and is entitled to such bonuses as may be awarded from time to time and to participate in any stock option or bonus plans which we may now have or in the future develop. He may be terminated for "cause" as defined in his Agreement. If terminated for cause, he will be entitled to base salary earned, and he will retain all vested stock options. If, upon 90 days' prior written notice, he is terminated "without cause", he will be entitled to receive an amount equal to his base salary plus bonus, if any, and continuation of health insurance for nine months following termination, plus any unvested options shall vest. In addition, the agreement contains confidentiality and non-competition covenants.

Liability and Indemnification of Our Directors and Officers

         The Florida Business Corporation Act provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duty as directors, except for liability (i) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (ii) for any unlawful payment of a dividend or unlawful stock repurchase or redemption, as provided in Section 607.0834 of the Florida Business Corporation Act, (iii) for any transaction from which the director derived an improper personal benefit, or (iv) for a violation of criminal law. Our Restated Articles of Incorporation and Bylaws also provide that we shall indemnify our directors and officers to the fullest extent permitted by Section
607.0831 of the Florida Business Corporation Act, including circumstances in which indemnification is otherwise discretionary. We have procured and maintain insurance under which our directors and officers are insured, subject to the limits of the policy, against certain losses arising from claims made against such directors and officers. We have entered into indemnification agreements with most of our directors and executive officers limiting their personal liability for monetary damages and reasonable attorney fees, except for liability that cannot be eliminated under the Florida Business Corporation Act.

            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

         The following table sets forth information to our knowledge or as reported to us regarding the beneficial ownership of our common stock as of March 16, 2001, with respect to (i) each person known to us to be the beneficial owner of more than 5% of our common stock, including convertible preferred stock and exercisable options and warrants; (ii) each director; (iii) each executive officer named in the Summary Compensation Table; and (iv) all of our directors and officers as a group:

       Name and Address (1)                                 # of Shares (2)                 % of Class
       -----------------                                    ---------------                 ----------
       Harold S. Blue (3)(29)                                   602,217                        2.8%

       Edwin M. Cooperman (29)                                     0                            0

       Name and Address (1)                                 # of Shares (2)                 % of Class
       -----------------                                    ---------------                 ----------
       Gerald B. Cramer (4)(29)                                1,311,444                       6.0%

       Donald G. Drapkin (5)(29)                                153,518                         *

       Michael S. Falk (6)(29)                                 2,476,004                      10.6%

       John Paul Guinan (7)(29)                                 188,765                         *

       Nancy J. Ham (8)                                         43,940                          *

       Lonnie W. Hardin (9)(29)                                  7,168                          *

       A. Thomas Hardy (10)(29)                                 847,536                        3.9%

       Thomas E. Hodapp (29)                                       0                            0

       Michael K. Hoover (11)(29)                              1,985,569                       8.8%

       John B. Okkerse, Jr., Ph.D. (12)                         133,334                         *

       Bertram J. Polan (13)(29)                                92,500                          *

       Frank M. Puthoff (14)(29)                                130,183                         *

       Judson E. Schmid (15)(29)                                41,558                          *

       Eugene R. Terry (16)(29)                                 80,000                          *

       Timothy J. Tolan (17)(29)                                15,000                          *

       Capital Ventures International (18)                     2,149,266                       9.3%
       425 California Street, Suite 1100
       San Francisco, CA 94104

       Commonwealth Associates, LP (19)                        5,879,831                      22.0%
       830 Third Avenue
       New York, NY 10022

       CRM Family of Mutual Funds (20)                         3,349,468                      13.8%
       707 Westchester Avenue
       White Plains, NY 10604

       E&M RP Trust (dated 10/3/85) (21)                       1,535,190                       6.8%
       655 Brea Canyon Road
       Walnut, CA 91789

       HFTP Investments LLP (22)                               1,285,377                       6.3%
       750 Lexington Avenue, 22nd Floor
       New York, NY 10022

       Name and Address (1)                                 # of Shares (2)                 % of Class
       -----------------                                    ---------------                 ----------
       Leonardo, LP (23)                                       1,567,500                       6.9%
       245 Park Avenue, 26th Floor
       New York, NY 10167

       Perg Proxy LLC (24)                                     1,420,050                       6.3%
       450 Park Avenue, Suite 1203
       New York, NY 10022

       RMC Capital LLC (25)                                    3,837,978                      15.5%
       3291 N. Buffalo Drive, Suite 8
       Las Vegas, NV 89129

       Royal Bank of Canada (26)                               1,253,997                       5.6%
       One Liberty Plaza, 165 Broadway
       New York, NY 10006

       Siam Partners (27)                                      1,535,190                       6.8%
       655 Brea Canyon Road
       Walnut, CA 91789

       Tahoe Partnership (27)                                  1,535,190                       6.8%
       655 Brea Canyon Road
       Walnut, CA 91789

       ZWD Investments (27)                                    1,535,190                       6.8%
       One State Plaza
       New York, NY 10004

       All directors and officers                              8,182,854                      29.2%
       as a group (21 persons) (28)

===================
*Less than 1%

(1) The address for each person, unless otherwise noted, is 2555 Davie Road, Suite 110, Fort Lauderdale, Florida 33317-7424.
(2) In accordance with Rule 13d-3 of the Exchange Act, shares that are not outstanding, but that are subject to options, warrants, rights or conversion privileges exercisable within 60 days from March 16, 2001, have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the individual having such right, but have not been deemed outstanding for the purpose of computing the percentage for any other person.
(3) Includes 35,550 shares held of record and 566,667 shares issuable upon the exercise of currently exercisable stock options.
(4) Includes 383,110 shares held of record directly by Mr. Cramer and various related parties (including family members and trusts established by Mr. Cramer), 600,000 shares underlying Series C Preferred stock held by such related parties, and 328,334 shares issuable upon the exercise of currently exercisable warrants held by such related parties.
(5) Includes 3,518 shares held of record, 100,000 shares underlying Series C Preferred stock held, and 50,000 shares issuable upon the exercise of currently exercisable warrants.

(6) Includes 66,018 shares held of record, 100,000 shares underlying Series C Preferred stock, and 2,309,986 shares issuable upon the exercise of currently exercisable warrants.
(7) Includes 1,000 shares held of record and 176,667 shares issuable upon exercise of currently exercisable stock options.
(8) Includes 35,000 shares held of record and 8,940 shares issuable upon exercise of currently exercisable stock options.
(9) Includes 7,168 shares issuable upon exercise of currently exercisable stock options.
(10) Includes 251,506 shares held of record by Mr. Hardy, 300,000 shares underlying Series C Preferred stock held by Hardy Family Partnership LP, and 296,030 shares issuable upon exercise of currently exercisable stock options and warrants held by Mr. Hardy and Hardy Family Partnership, LP.
(11) Includes 394,010 shares held of record, 1,000,000 shares underlying Series C Preferred stock, and 591,559 shares issuable upon exercise of currently exercisable stock options and warrants.
(12) Includes 133,334 shares issuable upon exercise of currently exercisable stock options.
(13) Includes 12,500 shares held of record and 80,000 shares issuable upon exercise of currently exercisable stock options.
(14) Includes 5,000 shares held of record and 125,183 shares issuable upon exercise of currently exercisable stock options.
(15) Includes 8,290 shares held of record and 33,268 shares issuable upon exercise of currently exercisable stock options.
(16) Includes 80,000 shares issuable upon exercise of currently exercisable stock options.
(17)     Includes 15,000 shares held of record.
(18) Includes 49,266 shares held of record, 1,400,000 shares underlying Series C Preferred stock, and 700,000 shares issuable upon exercise of currently exercisable warrants.
(19) Includes 131,944 shares held of record, 150,000 shares underlying Series C preferred stock, and 5,597,887 shares issuable upon exercise of currently exercisable warrants held by Commonwealth Associates LP and ComVest Capital Partners LLC.
(20) Includes 75,302 shares held of record, 2,140,000 shares underlying Series C Preferred stock, and 1,134,166 shares issuable upon exercise of currently exercisable warrants held by various mutual funds managed by Cramer, Rosenthal & McGlynn.
(21) Includes 35,190 shares held of record, 1,000,000 shares underlying Series C Preferred stock, and 500,000 shares issuable upon exercise of currently exercisable warrants.
(22) Includes 121,002 shares underlying Series B preferred stock and 1,285,377 shares issuable upon exercise of currently exercisable warrants.
(23) Includes 1,567,500 shares issuable upon exercise of currently exercisable warrants.
(24) Includes 32,550 shares held of record, 925,000 shares underlying Series C Preferred stock and 462,500 shares issuable upon exercise of currently exercisable warrants.
(25) Includes 87,978 shares held of record, 2,500,000 shares underlying Series C Preferred stock, and 1,250,000 shares issuable upon exercise of currently exercisable warrants.
(26) Includes 1,253,997 shares issuable upon exercise of currently exercisable warrants.
(27) Includes 35,190 shares held of record, 1,000,000 shares underlying Series C Preferred stock, and 500,000 shares issuable upon exercise of currently exercisable warrants.
(28) Includes 1,210,502 shares held of record by the named officers and directors and their related parties, 2,100,000 shares underlying Series C Preferred stock, and 4,872,352 shares issuable upon exercise of currently exercisable stock options and warrants.
(29) All shares held of record and beneficially owned are subject to a lock-up through September 2001. This lock-up may be extended for a period of 12 months at the discretion of Commonwealth Associates.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 30, 1997, we loaned a total of $350,000 to Mr. Blue. The funds were advanced pursuant to two demand promissory notes with recourse in the principal amounts of $290,000 and $60,000, respectively, each bearing interest at a rate of 7-3/4% per year. Mr. Blue had collateralized the notes with shares of our common stock. On June 30, 2000, both notes were amended to cease accruing interest after July 1, 2000, and to provide for a balloon payment on January 1, 2002 of the full principal and interest due. The notes are collateralized by his stock option for 400,000 shares of the Company's stock at a price of $1.53 per share. As of December 31, 1999 these loans were included in other assets on the balance sheet; as of December 31, 2000, all amounts owed under these loans have been reclassified to stockholders' equity.

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
                      Part II, Item 8:

              Consolidated Financial Statements:
                   Report of Independent Certified Public Accountants                            F-2
                   Consolidated Balance Sheets - December 31, 2000 and 1999                      F-3
                   Consolidated Statements of Operations - Years Ended
                      December 31, 2000, 1999 and 1998                                           F-4
                   Consolidated Statements of Stockholders' Equity - Years Ended
                      December 31, 2000, 1999 and 1998                                           F-5
                   Consolidated Statements of Cash Flows - Years Ended
                      December 31, 2000, 1999 and 1998                                           F-6
                   Notes to Consolidated Financial Statements                                 F-7 - F-31

              (2)    The following schedule for the years 2000 and 1999 is submitted herewith:

                       Schedule II - Valuation and Qualifying Accounts -                         F-32
                          Years Ended December 31, 2000 and 1999

              (3) Exhibits required to be filed by Item 601 of Regulation S-K as exhibits to this Report are listed in the Exhibit Index appearing on pages 31 through 33.

(b)                  Reports on Form 8-K:

                     During the quarter ended December 31, 2000, a Form 8-K report was filed by ProxyMed with the Securities and Exchange
                     Commission on December 11, 2000, regarding projected revenue and EBITDA pursuant to Regulation FD.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 26, 2001                     PROXYMED, INC.

                                            By:      /s/ Michael K. Hoover
                                                 -------------------------------
                                                 Michael K. Hoover
                                                 Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURES                             TITLE                                     DATE
         ----------                             -----                                     ----
   /s/ Michael K. Hoover         Chairman of the Board and Chief Executive      March 26, 2001
-----------------------------
Michael K. Hoover                officer (principal executive officer)

   /s/ Harold S. Blue            Vice-Chairman of the Board                     March 26, 2001
-----------------------------
Harold S. Blue

   /s/Judson E. Schmid           Executive Vice President and Chief Financial   March 26, 2001
-----------------------------
Judson E. Schmid                 Officer (principal financial and accounting
                                 officer)

   /s/ Edwin M. Cooperman        Director                                       March 26, 2001
-----------------------------
Edwin M. Cooperman

   /s/ Gerald B. Cramer          Director                                       March 26, 2001
-----------------------------
Gerald B. Cramer

   /s/ Donald G. Drapkin         Director                                       March 26, 2001
-----------------------------
Donald G. Drapkin

   /s/ Michael S. Falk           Director                                       March 26, 2001
-----------------------------
Michael S. Falk

   /s/ Thomas E. Hodapp          Director                                       March 26, 2001
-----------------------------
Thomas E. Hodapp

   /s/ Bertram J. Polan          Director                                       March 26, 2001
-----------------------------
Bertram J. Polan

   /s/ Eugene R. Terry           Director                                       March 26, 2001
-----------------------------
Eugene R. Terry

                                  EXHIBIT INDEX
                                  -------------

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

Exhibit No.                                  Description
----------                                   -----------

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

   10.25 Securities Purchase Agreement dated as of December 23, 1999, by and among ProxyMed and the Series B Preferred investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.24 of Form 8-K, File No. 000-22052, reporting an event on December 23, 1999).

   10.26 Prospectus dated as of December 28, 2000, relating to the sale of Series C Preferred to the selling shareholders listed therein (incorporated by reference to the Registration Statement on Form S-3, File No. 333-51856).

   10.27                *Employment Agreement between ProxyMed and Michael K.
                        Hoover dated July 28, 2000 (incorporated by Reference to
                        Exhibit 99.1 of Form 10-Q for the period ending September 30, 2000).

   10.28                *Employment Agreement between ProxyMed and Judson E.
                        Schmid dated September 29, 2000 (incorporated by Reference to Exhibit 99.2 of Form 10-Q for the period ending September 30, 2000).

   10.29 *Employment Agreement between ProxyMed and Nancy J. Ham dated October 2, 2000 (incorporated by Reference to
                        Exhibit 99.3 of Form 10-Q for the period ending September 30, 2000).

   10.30                *Employment Agreement between ProxyMed and Timothy J.
                        Tolan dated January 23, 2001.

Exhibit No.                                  Description
----------                                   -----------

   10.31 *2000 Stock Option Plan (incorporated by reference to Exhibit B of the Proxy Statement filed on July 7, 2000).

   10.32 *2000-1/2 Stock Option Plan (incorporated by reference to Exhibit C of the Proxy Statement filed on July 7,
                        2000).

   21                   Subsidiaries of ProxyMed, Inc.

   23                   Consent of PricewaterhouseCoopers LLP.

------------------------
*Denotes employment agreement or compensatory plan.

                         PROXYMED, INC. AND SUBSIDIARIES

             Index to Consolidated Financial Statements and Schedule


                                                                         PAGE
                                                                         ----
Consolidated Financial Statements

     Report of Independent Certified Public Accountants                  F-2

     Consolidated Balance Sheets - December 31, 2000 and 1999            F-3

     Consolidated Statements of Operations -
         Years Ended December 31, 2000, 1999 and 1998                    F-4

     Consolidated Statements of Stockholders' Equity -
         Years Ended December 31, 2000, 1999 and 1998                    F-5

     Consolidated Statements of Cash Flows -
         Years Ended December 31, 2000, 1999 and 1998                    F-6

     Notes to Consolidated Financial Statements                       F-7 - F-31

     Schedule II - Valuation and Qualifying Accounts -
         Years Ended December 31, 2000, 1999 and 1998                    F-32

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders of ProxyMed, Inc.:

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of ProxyMed, Inc. and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

Miami, Florida
February 9, 2001

                         PROXYMED, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999

                           Assets                                                 2000               1999
                           ------                                            -------------      -------------
Current assets:
     Cash and cash equivalents                                               $   8,841,100      $  11,487,900
     Accounts receivable - trade, net of allowance for
        doubtful accounts of $691,300 and $662,800 respectively                  4,174,700          3,298,300
     Other receivables                                                             198,400            246,400
     Inventory                                                                   2,640,700          1,842,100
     Other current assets                                                          860,800            419,400
     Net current assets of discontinued operations                                      --          1,719,800
                                                                             -------------      -------------
        Total current assets                                                    16,715,700         19,013,900
Property and equipment, net                                                      3,905,000          4,321,900
Goodwill, net                                                                    3,038,600          9,629,100
Purchased technology, capitalized software and
     other intangible assets, net                                                3,942,400         10,027,900
Other assets                                                                        64,700            477,800
Net long-term assets of discontinued operations                                         --          1,302,300
                                                                             -------------      -------------

        Total assets                                                         $  27,666,400      $  44,772,900
                                                                             =============      =============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Borrowings under revolving credit facility                              $          --      $   1,000,000
     Current portion of long-term debt                                                  --            735,800
     Accounts payable and accrued expenses                                       4,246,400          4,263,000
     Deferred revenue                                                              313,800            435,400
                                                                             -------------      -------------
        Total current liabilities                                                4,560,200          6,434,200
Long-term deferred revenue and other long-term liabilities                         729,100            583,100
                                                                             -------------      -------------
        Total liabilities                                                        5,289,300          7,017,300
                                                                             -------------      -------------

Commitments and contingencies

Stockholders' equity:
     Series B 6% Convertible preferred stock - $.01 par value
        Authorized and  issued 15,000 shares; outstanding 110 shares;
        liquidation preference $110,000                                                 --                200
     Series C 7% Convertible preferred stock - $.01 par value
        Authorized 300,000 shares, issued and outstanding 253,265 shares
        liquidation preference $25,326,500                                           2,500                 --
     Common stock - $.001 par value. Authorized 100,000,000 shares;
         issued and outstanding 20,593,480 (after deducting 225,913
        shares in treasury) and 18,327,402 shares, respectively                     20,600             18,300
     Additional paid-in capital                                                113,215,300        101,477,400
     Accumulated deficit                                                       (90,425,400)       (63,740,300)
     Note receivable from stockholder                                             (435,900)                --
                                                                             -------------      -------------
        Total stockholders' equity                                              22,377,100         37,755,600
                                                                             -------------      -------------

        Total liabilities and stockholders' equity                           $  27,666,400      $  44,772,900
                                                                             =============      =============


See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years Ended December 31, 2000, 1999 and 1998

                                                                2000              1999              1998
                                                            ------------      ------------      ------------
Revenues:
     Services and license fees                              $ 18,439,900      $ 18,195,000      $ 16,279,800
     Communication devices, computer systems
        and other tangible goods                              15,001,200        10,828,100         5,969,500
                                                            ------------      ------------      ------------
                                                              33,441,100        29,023,100        22,249,300
                                                            ------------      ------------      ------------

Costs and expenses:
     Cost of services and license fees                         1,886,200         1,577,200         1,359,800
     Cost of tangible goods                                   10,362,800         7,379,900         3,565,600
     Selling, general and administrative expenses             27,097,200        26,937,800        19,764,600
     Depreciation and amortization                            13,374,900        13,064,200         8,646,300
     Restructuring charges                                     1,330,000                --                --
     Write-off of impaired and obsolete assets                 2,850,100            82,900                --
                                                            ------------      ------------      ------------
                                                              56,901,200        49,042,000        33,336,300
                                                            ------------      ------------      ------------

        Operating loss                                       (23,460,100)      (20,018,900)      (11,087,000)

Income from litigation settlement, net                           666,600                --                --
Interest expense, net                                         (4,133,000)         (100,900)         (106,700)
                                                            ------------      ------------      ------------

        Loss from continuing operations                      (26,926,500)      (20,119,800)      (11,193,700)

Discontinued operations (Note 3):
     Loss from discontinued operations                          (303,900)       (1,195,100)         (594,500)
     Gain (loss) on disposal of discontinued operations          545,300          (519,300)               --
                                                            ------------      ------------      ------------
                                                                 241,400        (1,714,400)         (594,500)
                                                            ------------      ------------      ------------

        Net loss                                             (26,685,100)      (21,834,200)      (11,788,200)

Deemed dividends and other charges                            21,366,600            22,200                --
                                                            ------------      ------------      ------------
        Net loss applicable to
              common shareholders                           $(48,051,700)     $(21,856,400)     $(11,788,200)
                                                            ============      ============      ============


Weighted average common shares outstanding                    19,565,125        18,032,042        15,653,374
                                                            ============      ============      ============

Basic and diluted net loss per share of common stock:
        Loss from continuing operations                     $      (2.47)     $      (1.12)     $       (.71)
        Gain (loss) from discontinued operations                     .01              (.09)             (.04)
                                                            ------------      ------------      ------------
             Net loss                                       $      (2.46)     $      (1.21)     $       (.75)
                                                            ============      ============      ============


See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 2000, 1999 and 1998

                                                 Series B              Series C
                                             Preferred stock        Preferred stock          Common stock
                                           -------------------   ---------------------  ----------------------
                                              Number     Par       Number      Par        Number        Par         Additional
                                            of shares   value    of shares    value      of shares     value      paid-in capital
                                           ----------   ------   ---------  ----------  -----------   --------   -----------------
Balances, January 1, 1998                          --   $   --          --  $       --   11,781,872   $ 11,800   $      42,695,400

Sales of common stock, net
    of expenses of $1,091,400                      --       --          --          --    3,013,416      3,000          29,115,500
Exercise of stock options and warrants             --       --          --          --      422,639        400           1,711,100
Common stock issued for pooled
    and acquired businesses                        --       --          --          --    2,590,245      2,600           5,287,900
Retirement of debt for
    pooled company                                 --       --          --          --           --         --           3,015,500
Tax distributions for
    pooled company                                 --       --          --          --           --         --            (515,500)
Reclassification of retained
    earnings of pooled
    company upon termin-
    ation of S Corporation
    tax status                                     --       --          --          --           --         --           1,117,400
Net loss                                           --       --          --          --           --         --                  --
                                           ----------   ------   ---------  ----------  -----------   --------   -----------------

 Balances, December 31, 1998                       --       --          --          --   17,808,172     17,800          82,427,300

Sale of common stock, net
    of expenses of $67,700                         --       --          --          --      250,000        300           2,932,000
Sale of preferred stock, net
    of expenses of $840,000                    15,000      200          --          --           --         --          14,159,800
Exercise of stock options and warrants             --       --          --          --      207,384        200           1,037,500
Common stock issued for
    acquired businesses                            --       --          --          --       51,846         --             750,000
Compensatory stock and
    stock options                                  --       --          --          --       10,000         --             193,000
Repayment of stockholder note                      --       --          --          --           --         --                  --
Dividends on preferred stock                       --       --          --          --           --         --             (22,200)
Net loss                                           --       --          --          --           --         --                  --
                                           ----------   ------   ---------  ----------  -----------   --------   -----------------

Balances, December 31, 1999                    15,000      200          --          --   18,327,402     18,300         101,477,400

Sale of Series C preferred stock                   --       --      10,000         100           --         --             999,900
Exercise of stock options and warrants             --       --          --          --      168,438        200             426,600
Treasury stock received for sales
    of discontinued businesses                     --       --          --          --     (225,913)      (200)         (1,929,600)
Common stock issued
    for acquired businesses                        --       --          --          --       33,708         --              67,400
Common stock issued for
    stock compensation award                       --       --          --          --      200,000        200             284,800
Conversions of Series B
    Preferred stock                            (1,890)      --          --          --    1,621,936      1,600              (1,600)
Redemptions of Series B
    Preferred stock                           (13,000)    (200)         --          --           --         --         (15,729,500)
Warrants issued to placement agent
    under advisory agreement                       --       --          --          --           --         --           1,300,000
Warrants issued to placement agent
    pursuant to Convertible Debt offering          --       --          --          --           --         --          10,875,900
Reclassification of unaccreted
    value of Put Warrants                          --       --          --          --           --         --          12,084,600
Amortization of beneficial
    conversion of Convertible Debt                 --       --          --          --           --         --           3,202,900
Conversion of Convertible
    Debt into Series C
    preferred stock, net of costs                  --       --     243,265       2,400           --         --            (332,300)
Compensatory stock options                         --       --          --          --           --         --             491,500
Dividends on preferred stock                       --       --          --          --      467,909        500              (4,100)
Reclassification of stockholder note               --       --          --          --           --         --                  --
Other, net                                         --       --          --          --           --         --               1,400
Net loss                                           --       --          --          --           --         --                  --
                                           ----------   ------   ---------  ----------  -----------   --------   -----------------
    Balances, December 31, 2000                   110   $   --     253,265  $    2,500   20,593,480   $ 20,600   $     113,215,300
                                           ==========   ======   =========  ==========  ===========   ========   =================

                                                               Note
                                                            receivable
                                            Accumulated        from
                                              deficit       stockholder       Total
                                           -------------   -------------   ------------
Balances, January 1, 1998                  $ (29,555,400)  $          --   $ 13,151,800

Sales of common stock, net
    of expenses of $1,091,400                         --              --     29,118,500
Exercise of stock options and warrants                --        (259,800)     1,451,700
Common stock issued for pooled
    and acquired businesses                      554,800              --      5,845,300
Retirement of debt for
    pooled company                                    --              --      3,015,500
Tax distributions for
    pooled company                                    --              --       (515,500)
Reclassification of retained
    earnings of pooled
    company upon termin-
    ation of S Corporation
    tax status                                (1,117,400)             --             --
Net loss                                     (11,788,200)             --    (11,788,200)
                                           -------------   -------------   ------------

 Balances, December 31, 1998                 (41,906,200)       (259,800)    40,279,100

Sale of common stock, net
    of expenses of $67,700                            --              --      2,932,300
Sale of preferred stock, net
    of expenses of $840,000                           --              --     14,160,000
Exercise of stock options and warrants                --              --      1,037,700
Common stock issued for
    acquired businesses                               --              --        750,000
Compensatory stock and
    stock options                                     --              --        193,000
Repayment of stockholder note                         --         259,800        259,800
Dividends on preferred stock                          --              --        (22,200)
Net loss                                     (21,834,100)             --    (21,834,100)
                                           -------------   -------------   ------------

Balances, December 31, 1999                  (63,740,300)             --     37,755,600

Sale of Series C preferred stock                      --              --      1,000,000
Exercise of stock options and warrants                --              --        426,800
Treasury stock received for sales
    of discontinued businesses                        --              --     (1,929,800)
Common stock issued
    for acquired businesses                           --              --         67,400
Common stock issued for
    stock compensation award                          --              --        285,000
Conversions of Series B

    Preferred stock                                   --              --             --
Redemptions of Series B
    Preferred stock                                   --              --    (15,729,700)
Warrants issued to placement agent
    under advisory agreement                          --              --      1,300,000
Warrants issued to placement agent
    pursuant to Convertible Debt offering             --              --     10,875,900
Reclassification of unaccreted
    value of Put Warrants                             --              --     12,084,600
Amortization of beneficial
    conversion of Convertible Debt                    --              --      3,202,900
Conversion of Convertible
    Debt into Series C

    preferred stock, net of costs                     --              --       (329,900)
Compensatory stock options                            --              --        491,500
Dividends on preferred stock                          --              --         (3,600)
Reclassification of stockholder note                  --        (435,900)      (435,900)
Other, net                                            --              --          1,400
Net loss                                     (26,685,100)             --    (26,685,100)
                                           -------------   -------------   ------------
    Balances, December 31, 2000            $ (90,425,400)  $    (435,900)  $ 22,377,100
                                           =============   =============   ============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2000, 1999 and 1998

                                                                             2000              1999              1998
                                                                         ------------      ------------      ------------
Cash flows from operating activities:
     Net loss                                                            $(26,685,100)     $(21,834,200)     $(11,788,200)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
            Depreciation and amortization                                  13,705,500        14,213,200         8,977,100
            Amortization of private placement related costs                 4,472,700                --                --
            Restructuring charges                                           1,330,000                --           742,600
            Provision for doubtful accounts                                   425,400           639,600           355,800
            Reserve for (recovery of) obsolete inventory                      (25,500)          350,000                --
            Compensatory stock options and warrants
                and stock compensation awards issued                        1,643,200            11,500                --
            Payment for non-compete agreement                                (200,000)               --                --
            Write-off of obsolete and impaired assets                       2,850,100            82,900                --
            Net gain on sales of discontinued operations                     (545,300)               --                --
            Changes in net current assets of discontinued operations         (734,600)          809,600        (1,291,300)
            Changes in assets and liabilities, net of
               effect of acquisitions and dispositions:
                Accounts and other receivables                             (1,209,700)         (180,200)          129,700
                Inventory                                                    (773,200)           81,000          (393,800)
                Accounts payable and accrued expenses                      (1,015,700)         (957,300)       (1,847,700)
                Deferred revenue                                             (321,500)         (128,200)          559,100
                Other, net                                                      7,100           305,000           161,000
                                                                         ------------      ------------      ------------
         Net cash used in operating activities                             (7,076,600)       (6,607,100)       (4,395,700)
                                                                         ------------      ------------      ------------

Cash flows from investing activities:
     Capital expenditures                                                    (967,000)       (1,787,400)       (1,207,300)
     Capital expenditures of discontinued operations                         (230,100)         (357,700)         (318,700)
     Capitalized software                                                  (1,610,700)       (1,438,900)         (510,200)
     Acquisition of businesses, net of cash acquired                               --        (1,000,000)      (19,933,900)
     Payment of acquisition contingency of discontinued operations                 --          (500,000)         (500,000)
     Payments for acquisition-related costs                                   (18,000)         (573,500)         (558,000)
                                                                         ------------      ------------      ------------
         Net cash used in investing activities                             (2,825,800)       (5,657,500)      (23,028,100)
                                                                         ------------      ------------      ------------

Cash flows from financing activities:
     Net proceeds from sale of convertible debt securities                 21,383,200                --                --
     Net proceeds from sale of convertible preferred stock                  1,000,000        14,160,000                --
     Net proceeds from sale of common stock                                        --         2,932,300        29,118,500
     Redemption of convertible preferred stock                            (15,748,400)               --                --
     Dividends on preferred stock                                              (3,600)               --                --
     Proceeds from exercise of stock options and warrants                     426,800         1,037,700         1,451,700
     Collection of notes receivable                                         1,648,800           259,800                --
     Draw on line of credit                                                 2,000,000         4,930,000                --
     Repayment of line of credit                                           (3,000,000)       (3,930,000)               --
     Payment of notes payable, long-term debt and capital leases             (451,200)         (263,900)       (1,156,600)
                                                                         ------------      ------------      ------------
         Net cash provided by financing activities                          7,255,600        19,125,900        29,413,600
                                                                         ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                       (2,646,800)        6,861,300         1,989,800
Cash and cash equivalents at beginning of year                             11,487,900         4,626,600         2,636,800
                                                                         ------------      ------------      ------------
Cash and cash equivalents at end of year                                 $  8,841,100      $ 11,487,900      $  4,626,600
                                                                         ============      ============      ============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)  Business and Summary of Significant Accounting Policies

     (a) Business of ProxyMed - ProxyMed, Inc. ("ProxyMed" or "the Company") is an electronic healthcare transaction processing services company providing connectivity services and related value-add products to physicians, payers, medical laboratories, pharmacies and other healthcare providers. ProxyMed's products and services are provided from its operating facilities located in Fort Lauderdale, Florida; New Albany, Indiana; and Santa Ana, California.

          In March 2000, the Company sold its non-core network integration and prescription drug dispensing segments. These two segments are shown as discontinued operations in the consolidated financial statements.

     (b) Principles of Consolidation - The consolidated financial statements include the accounts of ProxyMed and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     (c) Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (d) Revenue Recognition - Electronic transaction processing fee revenue is recorded in the period the service is rendered. Revenue from sales of software, software licenses, computer hardware and manufactured goods is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. The same criteria are applied to each element of multiple element arrangements after allocating the amounts paid to individual elements based on vendor-specific objective evidence of fair value. Revenue from certain up-front fees is amortized ratably over the expected life of the customer. Revenue from hardware leases, software rentals and maintenance fees is recognized ratably over the applicable period.

     (e) Cash and Cash Equivalents - ProxyMed considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash balances in excess of immediate needs are invested in bank certificates of deposit, money market accounts and commercial paper. At times, such amounts may be in excess of FDIC insurance limits. ProxyMed has not experienced any loss to date on these investments.

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

          Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gains or losses are reflected in other income for the period; upon sale or retirement of revenue earning equipment, the gross proceeds are included in net revenues and the undepreciated cost of the equipment sold is included in cost of sales. Maintenance and repair of property and equipment are charged to expense as incurred. Renewals and betterments are capitalized and depreciated. Examination for obsolete, damaged and impaired fixed assets are periodically reviewed by management.

     (h)  Intangible Assets

          Goodwill - Goodwill, representing the excess of cost over the estimated fair value of net assets acquired, is amortized on the straight-line basis over 3 to 15 years.

          Other Intangibles - Other acquired intangible assets, consisting primarily of customer contracts and covenants-not-to-compete, are being amortized on a straight-line basis over their estimated useful lives of 5 to 12 years.

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

          Management believes that future revenues related to these projects will be sufficient to realize the amounts capitalized at December 31, 2000, and as such these amounts will be recovered over the lives of the related projects. It is reasonably possible, however, that those estimates of future revenues could be adversely impacted if these projects are not released timely or if the market acceptance of the related technology is not what is anticipated by management. As a result, the recoveries of these capitalized costs through future revenues could be reduced materially.

     (i) Research and Development - Software development costs incurred prior to achieving technological feasibility are charged to research and development expense when incurred. Research and development expense was approximately $3,130,000 in 2000, $2,898,000 in 1999, and
          $2,978,000 in 1998, respectively.

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

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


     (k) Net Loss Per Share - Basic loss per share of common stock is computed by dividing net loss applicable to common shareholders by the weighted average shares of common stock outstanding during the year. Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock; however, stock options, warrants and contingent shares totaling 36,751,945 shares, 4,530,431 shares, and 2,553,488 shares for the three years ended December 31, 2000, 1999 and 1998, respectively, as well as common shares issuable on conversion of Series B and Series C preferred stock (25,447,502 and 1,654,260 shares if converted on December 31, 2000 and 1999, respectively) were excluded from the calculation of diluted per share results because their effect was antidilutive.

     (l) New Accounting Pronouncements - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on applying generally accepted accounting principles for recognizing revenue. SAB 101 is effective for fiscal years beginning after December 15, 1999. The adoption of SAB 101 did not have a material effect on the Company's consolidated financial statements.

     (m) Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)  Acquisitions of Businesses

     (a) Specialized Medical Management - In January 1999, ProxyMed acquired the electronic transaction processing business and assets of Specialized Medical Management, Inc., a provider of healthcare financial electronic transaction processing services primarily in the Southwestern United States, for $1,000,000 in cash. Additionally, costs of $174,000 associated with the acquisition were incurred, and 10,000 shares of unregistered common stock and warrants to purchase 20,000 shares of ProxyMed's common stock at $11.44 (together valued at $181,600 and included in the calculation of goodwill) were issued to an unrelated third-party as a finder's fee for this transaction. The value of the shares was computed based on the fair market value of the common stock, and the value of the warrant was computed using the Black-Scholes method subject to, in both cases, a discount due to restrictions on marketability of the securities for one year from the date of issuance. The acquisition was accounted for as a purchase, and the purchase price was allocated as follows: net working capital ($206,400), property and equipment ($38,500) and other intangible assets ($111,000). The excess of the consideration paid over the estimated fair value of the net assets acquired in the amount of $999,600 was recorded as goodwill.

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


     (b) Key Communications - On December 31, 1998, ProxyMed merged with Key Communications Service, Inc., a privately-owned company based in New Albany, Indiana. Key Communications is a designer, manufacturer, distributor and servicing company for laboratory results reporting communication products for national, regional and hospital-based laboratories. ProxyMed issued 2,078,106 shares of common stock in exchange for all of Key Communications' capital stock. The transaction was accounted for as a pooling of interests. Because of a leveraged buyout transaction consummated on April 30, 1998 by the former stockholders of Key Communications, the accounts of Key Communications were combined with those of ProxyMed commencing May 1, 1998. For the period May 1, 1998 to December 31, 1998, Key Communications had net revenues of $10,439,300 and net income of $1,117,400. Merger related expenses of $427,000 have been included in selling, general and administrative expenses for 1998. In connection with the merger, certain debt guaranteed by Key Communications' assets was retired, and as a result, $3,015,500 was credited to additional paid-in capital. In addition, distributions of $515,500 were recorded, representing S Corporation income tax obligations arising from Key Communications' operations prior to the merger.

     (c) Integrated Medical Systems - In May 1998, ProxyMed acquired all of the capital stock of WPJ, Inc., d/b/a Integrated Medical Systems, a privately-owned company based in Santa Ana, California. Integrated Medical Systems provides financial electronic transaction processing services including medical claims, encounters and other financial transactions. The purchase price consisted of $20,620,000 in cash, 481,836 unregistered shares of ProxyMed's common stock which the sellers agreed not to dispose of until one year after the closing (valued at $5,345,300 after discounting for a block of restricted stock with a one-year holding period), and acquisition-related costs of $328,400. No registration rights for the shares were granted to the sellers. The cash portion of the purchase price was funded through the private placement sale of common stock. The acquisition was accounted for as a purchase, and the purchase price was allocated as follows: net working capital ($497,900); property, equipment and other assets ($373,300); purchased technology ($11,000,000); and long-term liabilities ($227,200). The excess of the consideration paid over the estimated fair value of the net assets acquired in the amount of $14,649,700 was recorded as goodwill.

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(3)  Discontinued Operations

         In March 2000, ProxyMed sold its discontinued network integration and prescription drug dispensing segments in separate transactions. Proceeds from the sale of the network integration segment were $3,398,000 and were paid with 208,913 shares of ProxyMed common stock (valued at $1,776,000, based on the closing market price of the common stock on the date of closing, and recorded as treasury stock) and a note receivable of $1,622,000 due on July 31, 2000. The sale resulted in a gain of $608,400. As of December 31, 2000, all amounts due under this note receivable have been collected.

         Proceeds from the sale of the prescription drug dispensing segment were $255,000 and were paid with 17,000 shares of ProxyMed common stock (valued at $154,000, based on the closing market price of the common stock on the date of closing, and recorded as treasury stock) and a note receivable of $101,000 payable in monthly installments over two years and bearing interest at 9% per annum. The sale resulted in a loss of $63,100.

         The following table represents the results of discontinued operations for the years ended December 31, 2000, 1999 and 1998:

                                                    2000               1999             1998
                                                ------------      ------------      ------------
         Net revenues:
               Network integration              $  2,371,700      $ 11,106,600      $ 13,855,500
               Prescription drug dispensing          574,700         2,200,300         1,662,900
                                                ------------      ------------      ------------
                                                $  2,946,400      $ 13,306,900      $ 15,518,400
                                                ============      ============      ============

         Net income (loss):
               Network integration              $   (327,700)     $ (1,045,300)     $   (538,900)
               Prescription drug dispensing           23,800          (149,800)          (55,600)
                                                ------------      ------------      ------------
                                                $   (303,900)     $ (1,195,100)     $   (594,500)
                                                ============      ============      ============

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(4)  Restructuring Charge

         In May 2000, the Company announced a reorganization plan aimed at reducing costs and reallocating resources. As a result, the Company reduced its workforce by approximately 70 employees, including the resignation of its chief executive officer, president/chief operating officer, chief financial officer, chief marketing officer and other management positions. The Company recorded a charge of $1,330,000 in the year ended December 31, 2000 primarily for separation payments and marketing contracts that were canceled in connection with the implementation of the reorganization plan. As of December 31, 2000, $1,073,000 of this restructuring charge has been paid. In conjunction with this restructuring, the Company also paid $200,000 to its former president/chief operating officer under the non-compete clause of his employment contract. This payment has been recorded as a prepaid expense and is being amortized over a one year period through May 2001.

(5)  Issuances of Securities

     (a) Sales of Common Stock - In 1999, ProxyMed sold 250,000 shares of common stock at $12.00 per share in a private placement, resulting in net proceeds of $2,932,300 after costs of $67,700. As part of the sale, ProxyMed issued five-year warrants to the investors for the purchase of an aggregate of 120,000 shares of common stock for $10.00 per share and issued a five-year warrant to the placement agent for the purchase of 35,000 shares of common stock at $13.31 per share.

     (b) Series B Preferred Stock - In December 1999, ProxyMed sold 15,000 shares of 6% Series B non-voting, non-redeemable convertible preferred stock (the "Series B Preferred") in a private placement to institutional investors resulting in net proceeds of $14,160,000 after costs of $840,000. ProxyMed, in whole or in part during the first year, could call for conversion at 93% of the then current market price of its common stock, or redemption at 107% of the face value plus accrued dividends, with full conversion or redemption (at ProxyMed's election) of all of the preferred stock within two years. ProxyMed was required to convert 30% of the preferred shares by June 23, 2000, and another 30% of the preferred shares by September 23, 2000. After the first year, the preferred shares are convertible at the option of the investors. Dividends are cumulative and are payable quarterly in cash or common stock. During 2000, dividends valued at $227,100 were paid by issuing 31,844 shares of common stock and cash payments of $3,600. As part of this sale, warrants to purchase 800,000 shares of common stock were issued at an exercise price of $12.05 per share. As a result of a Redemption and Exchange Agreement executed in May 2000, 693,333 of these warrants were repriced (See Note 6).

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


     (c) Convertible Debt and Series C Preferred Stock - In June 2000, the Company sold, in a private placement to institutional and individual investors (the "Financing"), a total of $24,310,000 of 7% Convertible Senior Secured Notes (the "Notes") due January 1, 2001. Together with the Notes, the Company issued five-year warrants for the purchase of an aggregate of 12,155,000 shares of the Company's common stock at an exercise price of $1.00 per share. The total net proceeds received by the Company from the Financing was approximately $21,383,000. Under different circumstances the Notes were convertible into either common stock at a conversion price of $1.00 per share, or into shares of the Company's Series C 7% Convertible Preferred Stock (the "Series C Preferred") at the rate of one Series C Preferred share for each $100 of principal and accrued interest under the Notes. As described below, all of the Notes have been converted into shares of Series C Preferred. The conversion price of the Series C Preferred, the warrant exercise price, and number of shares of common stock issuable upon exercise of the warrants are subject to adjustment upon the occurrence of certain dilution events including, without limitation, certain issuances of common stock, stock options or convertible securities issued after June 2001, or certain corporate transactions such as stock splits, mergers or asset sales. As the conversion price of the Notes was less than the market price of the Company's common stock on the dates of issuance, the Company recorded a beneficial conversion charge in interest expense of approximately $3,203,000. The total proceeds were allocated between the debt and the warrants resulting in an accretion charge through interest expense of approximately $260,000 recorded in the year ending December 31, 2000.

          The warrants issued to the investors in the Financing provided that they were not exercisable until such time as the Company had obtained shareholder approval of a certain increase in the number of shares of its authorized common stock (See Note 18). However, since the investors agreed to accept a $2.00 per warrant redemption price as protection in case shareholder approval did not occur before January 1, 2001, the value of these "put" warrants was accreted up to their redemption value through July 7, 2000, the date shareholder approval was obtained, at which time the unaccreted value of $12,084,600 was reclassified from debt to equity. Charges of approximately $740,000 associated with accreting the put warrants up to their redemption value was recorded as interest expense in the year ending December 31, 2000.

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


          As a result of completion of the redemption of the Series B Preferred pursuant to the Redemption Agreement, the Notes, plus accrued interest thereon of $20,000, automatically converted into 243,265 shares of Series C Preferred on June 30, 2000. Shares of Series C Preferred are immediately convertible into common stock at any time by the holder at an initial conversion price of $1.00 per share, subject to adjustment upon the occurrence of certain dilution events including, without limitation, certain issuances of common stock, stock options or convertible securities issued after June 15, 2001, or certain corporate transactions such as stock splits, mergers or asset sales. Shares of Series C Preferred are mandatorily convertible if the Company raises more than $30 million in gross proceeds from the issuance of securities in a private or public placement or if the closing stock price of the Company is trading at $3.00 for 20 consecutive trading days. The Series C Preferred is entitled to receive a 7% annual non-cumulative dividend, payable quarterly in cash or shares of common stock at the Company's option. If paid in stock, the stock is valued at $1.00 per share, subject to adjustment. Dividends on the Series C Preferred for 2000 valued at $1,047,400 were paid with 881,310 shares of common stock, of which 445,245 shares were issued in January 2001. Additionally, upon the conversion of the Notes to Series C Preferred, the unamortized balance of the beneficial conversion feature of $9,762,700 was taken as a charge included in the net loss applicable to common stockholders in the year ending December 31, 2000.

          Commonwealth Associates, L.P. ("Commonwealth") represented the Company as private placement agent in the transaction for which it received cash fees of $2,431,000 and five-year warrants to purchase 7,293,000 shares of the Company's common stock at an exercise price of $1.00 per share (valued at $10,876,000). Other costs of the transaction aggregated approximately $547,000.

          Costs of $13,854,000 incurred in the Financing were capitalized and were amortized through the original maturity date of the Notes. Of this amount, $268,000 was charged to interest expense. However, due to the conversion of the Notes to Series C Preferred on June 30, 2000, the unamortized financing costs of $13,585,000, and the unaccreted value of the debt of $12,704,600, were reclassified to equity.

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


          As required, the Company registered the underlying common shares with the Securities and Exchange Commission on December 14, 2000. The investors in this transaction have agreed to a one-year lock-up on the transfer or sale of any shares of common stock received upon conversion of the Series C Preferred shares and exercise of the warrants issued. Additionally, Commonwealth has agreed to a 15-month lockup on the sale or transfer of the shares of common stock underlying the warrants issued in connection with this financing and certain officers of the Company have also agreed to a similar lockup on all common stock owned or acquired during the 15-month period. At the discretion of Commonwealth, lockup periods for all parties can be extended for a period of up to an additional 12 months or may be terminated early. Furthermore, as part of the financing, the size of ProxyMed's Board of Directors was required to be increased including the appointment of four new members, two of which were appointed by the investors and the other two by Commonwealth. On July 20, 2000, one existing director resigned and five new directors were appointed to serve with the remaining three directors.

          In August 2000, the Company sold 10,000 shares of Series C Preferred for $1 million in a private placement and issued five-year warrants for the purchase of 500,000 shares of the Company's common stock at an exercise price of $1.00 per share to Mr. Hoover, its new chairman/chief executive officer, under terms substantially identical to the Financing. Mr. Hoover's shares are locked-up similarly to those of other officers of the Company, as noted above. As the conversion price of these preferred shares was less than the market price of the Company's common stock on the date of issuance, the Company recorded a beneficial conversion charge of $500,000 in the year ended December 31, 2000.

     (d) Other Warrants - At December 31, 2000, there are 795,337 warrants exercisable at prices ranging from $3.50 to $12.05 at various times through June 2007 issued in connection with the prior equity and other business transactions consummated by ProxyMed.

     (e) Other - ProxyMed has remaining 1,746,625 authorized but unissued shares of preferred stock, par value $.01 per share, which are entitled to rights and preferences to be determined at the discretion of the Board of Directors.

          The value of any stock options and warrants issued in connection with the sales of common stock and convertible preferred stock are netted against the proceeds within stockholders' equity, and have no impact on earnings.

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(6)  Redemption and Exchange Agreement

         As described in Note 5, on December 23, 1999, the Company issued 15,000 shares of its Series B 6% Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred") and warrants to purchase 800,000 shares (the "Old Warrants") of its common stock, par value $.001 per share, in a private placement to institutional investors.

         Due to the decline in the price of the Company's common stock below $4.21 for a period of ten consecutive trading days in April and May 2000, certain contractual provisions were triggered which would have permitted the holders of the Series B Preferred shares to immediately convert the preferred shares and exercise the Old Warrants into a potentially large number of shares of common stock. As a result, on May 4, 2000, the Company entered into a Redemption and Exchange Agreement (the "Redemption Agreement") with the holders of 13,000 shares of the Series B Preferred (the "Redemption Agreement Holders"). Under the terms of the Redemption Agreement, the Company immediately redeemed 4,000 shares of the Series B Preferred for $4,687,000 (a 16.5% premium) and was required to redeem an additional 2,500 shares of the Series B Preferred on each of June 19, 2000, August 1, 2000, and August 31, 2000, and an additional 1,500 shares of the Series B Preferred on September 29, 2000. So long as the Company remained in compliance with the terms of the Redemption Agreement, the Redemption Agreement Holders were prohibited from converting their shares of Series B Preferred into shares of common stock. As a result of the completion of a private placement financing of convertible securities (see Note 5), the Company was able to redeem the remaining 9,000 shares of the Series B Preferred in June 2000 for $10,636,000. The total premium of $2,170,000 paid on the redemption of the 13,000 shares of Series B Preferred, in addition to $728,000 of unamortized original issuance costs of the Series B Preferred, was recorded as dividend charges included in the net loss applicable to common stockholders in the year ended December 31, 2000.

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


         Also pursuant to the Redemption Agreement, 693,333 of the Old Warrants (with an exercise price of $12.05 per share) issued to the Redemption Agreement Holders were exchanged for an equal number of warrants (the "Exchanged Warrants") with an exercise price of $1.50 per share. Such holders also received, in the aggregate, 650,000 additional warrants to purchase common stock (the "New Warrants") at an exercise price of $1.50 per share. The total value of the Exchanged Warrants and New Warrants of approximately $1,325,000 was included as dividend charges in the net loss applicable to common stockholders in the year ended December 31, 2000. The Exchanged Warrants expire on December 23, 2002 and the New Warrants expire on May 5, 2003. The exercise price and number of shares of common stock which may be purchased upon exercise of the Exchanged Warrants and the New Warrants are subject to adjustment upon the occurrence of certain dilution events including, without limitation, certain issuances of common stock, stock options or convertible securities issued after November 2000, or certain corporate transactions such as stock splits, mergers or asset sales. As a result, in February 2001, the Exchanged Warrants were converted into 3,425,494 warrants with an exercise price of $1.26 per share. Subject to certain restrictions, the holders of the Exchanged Warrants and the New Warrants agreed not to exercise such warrants for a period of 180 days following the date of the Redemption Agreement. The Company incurred approximately $451,000 in costs for professional fees related to the negotiation of the Redemption Agreement which were recorded as dividend charges included in the net loss applicable to common stockholders in the year ended December 31, 2000.

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

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


     (7)  Segment Information

         ProxyMed operates in two reportable segments which are separately managed: electronic healthcare transaction processing and laboratory communication devices and services. Electronic healthcare transaction processing includes transaction and value-added services principally between physicians and insurance companies (Payer Services) and physicians and pharmacies (Prescription Services); and laboratory communication devices and services includes the sales, leasing and services of communication devices principally to laboratories and the contract manufacturing of printed circuit boards (Laboratory Services). Intersegment sales are not material and there were no foreign sales for any periods presented.

                                                                        Year Ending December 31,
                                                             ----------------------------------------------
                                                                 2000             1999             1998
                                                             ------------     ------------     ------------
Net revenues:
     Electronic healthcare transaction processing            $ 10,103,400     $ 10,285,300     $  8,668,500
     Laboratory communication devices and services             23,337,700       18,737,800       13,580,800
                                                             ------------     ------------     ------------
                                                             $ 33,441,100     $ 29,023,100     $ 22,249,300
                                                             ============     ============     ============
Operating income (loss):
     Electronic healthcare transaction processing            $(18,949,800)    $(14,909,900)    $ (8,732,600)
     Laboratory communication devices and services              3,724,200          990,400        1,516,400
     Corporate and consolidating                               (6,904,500)      (6,099,400)      (3,870,800)
     Restructuring charges                                     (1,330,000)              --               --
                                                             ------------     ------------     ------------
                                                             $(23,460,100)    $(20,018,900)    $(11,087,000)
                                                             ============     ============     ============
Depreciation and amortization:
     Electronic healthcare transaction processing            $ 12,146,900     $ 11,815,100     $  7,812,300
     Laboratory communication devices and services                722,300          908,400          557,300
     Corporate and consolidating                                  505,700          340,700          276,700
                                                             ------------     ------------     ------------
                                                             $ 13,374,900     $ 13,064,200     $  8,646,300
                                                             ============     ============     ============
Capital expenditures and capitalized software:
     Electronic healthcare transaction processing            $  2,125,800     $  2,464,200     $    744,000
     Laboratory communication devices and services                358,300          448,000          408,400
     Corporate and consolidating                                   93,600          314,100          565,100
                                                             ------------     ------------     ------------
                                                             $  2,577,700     $  3,226,300     $  1,717,500
                                                             ============     ============     ============
                                                                      December 31,
                                                             -----------------------------
Total assets:                                                    2000             1999
                                                             ------------     ------------
     Electronic healthcare transaction processing            $  9,958,700     $ 22,207,400
     Laboratory communication devices and services              8,070,800        6,720,000
     Corporate and consolidating                                9,636,900       12,823,400
     Discontinued operations                                           --        3,022,100
                                                             ------------     ------------
                                                             $ 27,666,400     $ 44,772,900
                                                             ============     ============

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(8)  Inventory

         Inventory consists of the following at December 31, 2000 and 1999:

                                                          2000           1999
                                                       ----------    ----------
            Materials, supplies and component parts    $1,777,700    $1,025,400
            Work in process                               203,600       352,900
            Finished goods                                659,400       463,800
                                                       ----------    ----------
                                                       $2,640,700    $1,842,100
                                                       ==========    ==========

(9)  Property and Equipment

         Property and equipment consists of the following at December 31, 2000 and 1999:

                                                                                 Estimated
                                                     2000          1999         useful lives
                                                  ----------    ----------      -------------
         Furniture, fixtures and equipment        $1,665,200    $1,452,200      5 to 7 years
         Computer hardware and software            3,204,900     3,799,600      3 to 5 years
         Service vehicles                            267,400       223,200         5 years
         Leasehold improvements                      610,700       606,100      Life of lease
         Revenue earning equipment                   703,300       556,700         5 years
                                                  ----------    ----------
                                                   6,451,500     6,637,800
         Less accumulated depreciation             2,546,500     2,315,900
                                                  ----------    ----------
                   Property and equipment, net    $3,905,000    $4,321,900
                                                  ==========    ==========

         Depreciation expense was $1,515,000 in 2000 and $1,146,000 in 1999, and $759,000 in 1998. In addition, as a result of ProxyMed's periodic review for impairment, ProxyMed wrote off $364,000 in obsolete and damaged fixed assets in 2000.

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(10) Intangible Assets

         Intangible assets consist of the following at December 31, 2000 and 1999:

                                                           2000             1999
                                                        -----------     -----------
         Goodwill                                       $19,391,100     $20,232,200
         Less accumulated amortization                   16,352,500      10,603,100
                                                        -----------     -----------
           Goodwill, net                                $ 3,038,600     $ 9,629,100
                                                        ===========     ===========

         Purchased technology                           $11,000,000     $11,000,000
         Capitalized software                               641,100       3,467,700
         Other intangible assets                          3,584,400       3,677,900
                                                        -----------     -----------
                                                         15,225,500      18,145,600
         Less accumulated amortization                   11,283,100       8,117,700
                                                        -----------     -----------
           Purchased technology, capitalized software
             and other intangible assets, net           $ 3,942,400     $10,027,900
                                                        ===========     ===========

     Amortization of goodwill was $6,299,000 in 2000, $6,561,000 in 1999, and $4,030,000 in 1998.

     Amortization of purchased technology, capitalized software and other intangible assets was $5,194,000 in 2000, $4,857,000 in 1999, and $3,358,000 in
1998. In addition, as a result of ProxyMed's periodic review for impairment, ProxyMed wrote off previously capitalized software costs of $2,486,000 in 2000 and $83,000 in 1999 due to project cancellations and changes in technologies relating to its web development and certain products for resale.

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(11) Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consists of the following at December 31, 2000 and 1999:

                                                                 2000           1999
                                                              ----------     ----------
         Accounts payable                                     $1,729,600     $1,554,500
         Accrued payroll and related costs                     1,163,400        939,300
         Accrued expenses related to acquisitions                 10,300        618,300
         Restructuring charges                                   257,000             --
         Other accrued expenses                                1,086,100      1,150,900
                                                              ----------     ----------
              Total accounts payable and accrued expenses     $4,246,400     $4,263,000
                                                              ==========     ==========

         Accrued expenses related to acquisitions consists of unpaid amounts for professional fees (legal, accounting and investment banking costs), employee relocation costs, travel costs incurred during the acquisition process, contractual lease obligations for duplicate facilities closed as a result of the acquisitions, and similar direct costs of consummating the acquisitions discussed in Note 2. Differences between amounts accrued and amounts subsequently paid have not been significant. Other accrued expenses include the current portion of capital leases payable, customer deposits, and estimated property and other taxes. Additionally, at December 31, 2000, other accrued expenses include $200,000 for a software licensing deficiency contingency (See
Note 18).

(12) Debt Obligations

     (a) Revolving line of credit - In July 1999, ProxyMed entered into an accounts receivable-based revolving line of credit agreement of up to $5,000,000. In June 2000, ProxyMed terminated this line of credit and repaid all outstanding balances.

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

     (b) Acquisition-related obligation - As a result of its acquisition of Clinical MicroSystems, Inc. in March 1997, ProxyMed was obligated to pay $500,000 and $750,000 in April 1999 and 2000, respectively, to the former owner of Clinical MicroSystems. These obligations were recorded net of interest imputed at the rate of 10.31% per annum and are to be repaid at least 50% in cash, with the remaining balance, if any, paid in shares of unregistered common stock. In April 1999, ProxyMed elected to make its $500,000 payment with $250,000 in cash and 50% in 25,000 shares of common stock. In April 2000, the Company paid the third and final debt payment. The $750,000 payment was paid with $375,000 in cash and 33,708 shares of common stock. The number of shares of common stock issued was based on a price of $11.12 per share (as determined by the purchase agreement). However, at the time of the actual payment, the price of the stock had fallen to $2.00 per share. Therefore, due to this drop in the stock price, the Company reduced the remaining goodwill and other intangible assets related to this acquisition to zero (total of $212,200) and recorded the excess as a reduction of amortization expense ($95,400) in the year ended December 31, 2000.

(13) Income Taxes

         The significant components of the deferred tax asset account is as follows at December 31, 2000 and 1999:

                                                            2000             1999
                                                        ------------     ------------
Net operating losses - Federal                          $ 21,748,000     $ 16,089,000
Net operating losses - State                               3,497,000        2,467,000
Depreciation and amortization                              7,538,000        5,014,000
In-process research and development technology             1,740,000        2,945,000
Other - net                                                1,369,000          913,000
                                                        ------------     ------------
       Total deferred tax assets                          35,892,000       27,428,000
Less valuation allowance                                 (35,892,000)     (27,428,000)
                                                        ------------     ------------
       Net deferred tax assets                          $         --     $         --
                                                        ============     ============

         Based on the weight of available evidence, a valuation allowance has been provided to offset the entire deferred tax asset amount. Net operating loss carryforwards, which amount to $63,960,000 as of December 31, 2000, begin to expire in 2008.

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

         The benefit for income taxes differs from the amount computed by applying the statutory federal income tax rate to the net loss reflected on the Consolidated Statements of Operations in the three years ended December 31, 2000 due to the following:

                                                    2000        1999       1998
                                                   -------    --------   -------
Federal income tax benefit at statutory rate        34.0 %     35.0 %     35.0 %
State income tax benefit                             3.1        3.5        3.5
Non-deductible items                                (5.4)        --         --
Increase in valuation allowance                    (31.7)     (38.5)     (38.5)
                                                   -------    --------   -------
                                                      -- %       -- %       -- %
                                                   =======    ========   =======

(14) Stock Options

         ProxyMed has various stock option plans for employees, directors and outside consultants, under which both incentive stock options and non-qualified options may be issued. Under such plans, options to purchase up to 5,190,250 shares of common stock may be granted. Options may be granted at prices equal to the fair market value at the date of grant, except that incentive stock options granted to persons owning more than 10% of the outstanding voting power must be granted at 110% of the fair market value at the date of grant. In addition, as of December 31, 2000, options for the purchase of 6,148,551 shares were granted to newly-hired employees. Stock options issued by ProxyMed generally vest within three years, and expire up to ten years from the date granted. Stock option activity was as follows for the three years ended December 31, 2000:

                                          Options                      Weighted average
                                         available         Options      exercise price
                                         for grant       outstanding      of options
                                        -----------      -----------   ----------------
         Balance, January 1, 1998           170,081        1,628,118        $ 4.59
         Options authorized                 184,500               --            --
         Options granted                   (389,000)         389,000        $ 7.80
         Options exercised                       --         (319,166)       $ 4.08
         Options expired/forfeited           57,083         (123,583)       $ 9.50
                                        -----------      -----------
         Balance, December 31, 1998          22,664        1,574,369        $ 5.79
         Options authorized               1,373,500               --            --
         Options granted                 (1,455,250)       1,455,250        $11.52
         Options exercised                       --         (154,859)       $ 5.22
         Options expired/forfeited          223,833         (269,057)       $ 9.15
                                        -----------      -----------
         Balance, December 31, 1999         164,747        2,605,703        $ 8.68
         Options authorized               9,704,682               --            --
         Options granted                (10,007,752)      10,007,752        $ 1.48
         Options exercised                       --          (78,117)       $ 5.46
         Options expired/forfeited          592,100       (1,310,400)       $ 8.53
                                        -----------      -----------
         Balance, December 31, 2000         453,777       11,224,938        $ 2.30
                                        ===========      ===========

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


         The following table summarizes information regarding outstanding and exercisable options as of December 31, 2000:

                                         Options outstanding                        Options exercisable
                      --------------------------------------------------------- ----------------------------
  Range of exercise      Number     Weighted average remaining Weighted average    Number   Weighted average
       prices          outstanding   contractual life (years)   exercise price  exercisable  exercise price
--------------------- ------------- -------------------------- ---------------- ----------- ----------------
      $0.81 - 3.16       9,862,351             9.5                $  1.45        817,000        $ 1.74
      $3.17 - 7.00         546,000             2.9                $  4.62        542,000        $ 4.61
      $7.01 - 8.75         128,168             6.6                $  7.45        107,920        $ 7.42
      $8.76 - 14.50        688,419             3.4                $ 11.60        409,603        $11.27
                        ----------                                             ---------
                        11,224,938                                             1,876,523
                        ==========                                             =========

         The following table summarizes information regarding options exercisable as of December 31:

                                                   2000              1999               1998
                                                 ---------         ---------         ---------
         Number exercisable                      1,876,523         1,200,913         1,159,146
         Weighted average exercise price           $4.97             $6.07             $5.03

         ProxyMed applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans for options issued to employees. Had compensation cost for such options been recorded based upon the fair value at the grant date consistent with the methodology prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation," ProxyMed's net loss and net loss per share would have been $(29,868,700) and $(1.53) for 2000, $(23,331,300) and $(1.30) for 1999, and $(12,760,600) and $(0.82) for 1998,
respectively. The weighted average grant date fair value of options granted ($1.11 in 2000, $4.65 in 1999, and $3.26 in 1998) was estimated using the
Black-Scholes option pricing model with the following weighted average assumptions:

                                              2000           1999            1998
                                           ----------      ---------      ---------
         Risk-free interest rate             6.00%           5.74%          5.19%
         Expected life                     10.0 years      7.3 years      8.4 years
         Expected volatility                 80.9%           74.5%         73.9%
         Expected dividend yield              0.0%            0.0%          0.0%

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


         In September 2000, the Company's Board of Directors approved the issuance of options for the six independent directors to purchase 1,400,000 shares of the Company's common stock at an exercise price as of the approval date of $1.22 per share. Of these options granted, 466,668 have been issued under existing stock option plans previously approved by the Company's shareholders and will vest after one year. The remaining 933,332 options have been granted outside of any approved plan and are subject to approval of a stock option plan by the shareholders at the next annual meeting. These remaining options will vest equally on the second and third anniversary dates of the date of grant at an exercise price of $1.22 per share. As a result, the Company may be subject to a charge against earnings for the increase in the value of the 933,332 options, based on the stock price of ProxyMed's common stock in relation to the exercise price of $1.22 when such grants are approved under a new plan at its next annual meeting of shareholders. For 2000, the Company did not record any compensatory charge for these options. Additionally, certain stock options for executive management and directors were amended in 2000 to allow for extensions of exercise periods (typically one to three years) after termination of employment. In all cases, the market price of ProxyMed's common stock was below the exercise price of these options at the time of amendment.

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(15) Supplemental Disclosure of Cash Flow Information

                                                                                    Year Ending December 31,
                                                                        ----------------------------------------------
                                                                            2000            1999              1998
                                                                        -----------      -----------      ------------
     Cash paid for interest                                             $   184,100      $   208,500      $    267,500
                                                                        ===========      ===========      ============

     Common stock issued for payment of preferred stock dividends       $ 1,270,900      $        --      $         --
                                                                        ===========      ===========      ============

     Common stock issued for payment of long-term debt                  $   375,000      $   250,000      $         --
                                                                        ===========      ===========      ============

     Acquisition of businesses:
          Contingent common stock issued for prior year acquisition     $        --      $   500,000      $    500,000
                                                                        ===========      ===========      ============

     Acquisition of businesses:
          Common stock issued for businesses acquired                   $        --      $   181,600      $  5,345,300
          Debt issued for businesses acquired                                    --               --                --
          Other acquisition costs accrued                                        --          174,000           328,400
          Details of acquisitions:
              Working capital components, other than cash                        --         (206,400)       (1,378,800)
              Property and equipment                                             --          (38,500)       (1,432,300)
              Goodwill                                                           --         (999,600)      (15,226,400)
              Purchased technology, capitalized software
                 and other intangibles                                           --         (111,100)      (11,000,000)
              Notes and loans payable                                            --               --         3,429,900
                                                                        -----------      -----------      ------------
                 Net cash used in acquisitions                          $        --      $(1,000,000)     $(19,933,900)
                                                                        ===========      ===========      ============

     Disposition of businesses:
          Common stock received                                         $(1,929,800)     $        --      $         --
          Notes and other receivables received                           (1,723,100)              --                --
          Net gain recognized                                               545,300
          Details of dispositions:
              Working capital components, other than cash                 1,905,900               --                --
              Property and equipment                                      1,070,900               --                --
              Goodwill                                                      109,700               --                --
              Other assets                                                   21,100               --                --
                                                                        -----------      -----------      ------------
                 Net cash provided by dispositions                      $        --      $        --      $         --
                                                                        ===========      ===========      ============

         During 2000, the Company acquired $504,700 of equipment through the execution of capital leases.

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(16) Concentration of Credit Risk

     Substantially all of ProxyMed's accounts receivable are due from physicians and various healthcare suppliers (payers, laboratories and pharmacies). Collateral is not required. Approximately 11% of the 1999 revenues were from one customer for the sale, lease and service of communication devices and approximately 17% of the 1998 revenues were from one customer for the sale of two non-exclusive source code licenses and related services. There were no sales to any one customer in excess of 10% of consolidated revenues in 2000.

(17) Employee Benefit Plans

     Through November 30, 2000, ProxyMed had two 401(k) retirement plans, including one plan that was acquired in its merger with Key Communications, for substantially all employees who met certain minimum lengths of employment and minimum age requirements. As of December 1, 2000, these two plans have been combined. Contributions are made by employees based on up to 15% of their annual compensation. For the plan acquired from Key Communications, ProxyMed made matching contributions of up to 5% of participant's salary or $1,000, whichever was greater, prorated through April 30, 2000. Matching contributions under the combined plan were made in January 2001 and covered eligible wages paid to Key Communications participants from May 1, 2000 through December 31, 2000 and annual eligible wages paid to ProxyMed employees for the full 2000 year. These matching contributions were based on 1% of eligible wages up to $1,000 and limited by the employee's actual contribution into the plan. No prior matching contributions had been made under the original ProxyMed plan.

     Matching contributions under the original Key Communications plan vested after 5 years of employment. Matching contributions under the combined plan vest under a five-year schedule, based on completed full years of service, as follows: 20% after one year; 40% after two years; 60% after three years; 80% after four years; and 100% after five years. For all Key Communications employees still employed after December 1, 2000, all matching contributions were grandfathered in under the five-year vesting schedule. Matching contributions totaling $105,000 and $131,000 for the years ended December 31, 2000 and 1999, respectively, and $100,000 for the period May 1, 1998 to December 31, 1998 have been expensed.

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(18) Commitments, Contingencies and Other

     (a) Leases - ProxyMed leases certain equipment used in its contract manufacturing business that have been classified as capital leases and also leases premises, operating and office equipment, and vehicles under operating leases which expire on various dates through 2005. The leases for the premises contain renewal options, and require ProxyMed to pay such costs as property taxes, maintenance and insurance. At December 31, 2000, the present value of the capital leases and the future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year (net of payments to be received under subleases) are as follows:

                                                         Capital      Operating
                                                         Leases        Leases
                                                        --------     ----------
              2001                                      $143,000     $1,067,000
              2002                                       143,000      1,018,000
              2003                                       147,000        695,000
              2004                                       114,000        430,000
              2005                                        88,000        176,000
                                                        --------     ----------
                    Total minimum lease payments         635,000     $3,386,000
                                                                     ==========
              Less amount representing interest          101,000
                                                        --------
                 Present value of
                   minimum lease payments               $534,000
                                                        ========

          Total rent expense for all operating leases amounted to $1,157,000 in 2000, $1,116,000 in 1999, and $857,000 in 1998. The current portion of capital leases is included in accounts payable and other accrued expenses and the long-term portion of capital leases is included in other long-term liabilities in the balance sheet at December 31, 1999 and 2000.

     (b) Related Party Transaction - In April 1997, the Company made loans totaling $350,000 to Mr. Blue, its former chairman of the board and chief executive officer. The funds were advanced pursuant to two demand promissory notes in the principal amounts of $290,000 and $60,000, respectively, each bearing interest at a rate of 7-3/4% per annum. On June 30, 2000, the Company amended the terms of these notes whereby interest on the notes ceased to accrue subsequent to July 1, 2000 and the loan plus accrued interest, totaling $435,900 at June 30, 2000, would be payable in a balloon payment in December 2001. The loans are collateralized with options to purchase 550,000 shares of common stock granted to Mr. Blue under the Company's stock option plans. As of December 31, 1999 these loans were included in other assets; as of December 31, 2000, all amounts owed under these loans have been reclassified to stockholders' equity.

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


          Additionally, in August 2000, the Company entered into a consulting agreement with Mr. Blue which commenced upon the appointment of a new chief executive officer. Under the terms of this agreement, the chairman would provide consulting services to the Company for a period of one year and would receive consulting fees in an amount equal to his current annual base salary in lieu of any separation payments and other benefits he would have been entitled to receive under his employment agreements. During December 2000, the Company terminated this agreement in consideration for a lump sum payment of $105,000.

     (c) Employment Agreements - During 2000, the Company entered into three-year employment agreements with its new chairman/chief executive officer, new chief operating officer, and chief financial officer with compensation for up to nine months and the vesting of all options granted if terminated under certain conditions. As part of the employment agreement with the Company's new chairman/chief executive officer, 200,000 shares of common stock were issued resulting in a compensation charge of $285,000 recorded in the year ended December 31, 2000. Under separate stock option agreements entered into concurrently with their employment agreements, the new chairman/chief executive officer and chief operating officer received non-qualified options to purchase 5,000,000 shares of common stock at $1.50 per share and 650,000 shares of common stock at $1.00, respectively. The options vest equally on each of the first, second and third anniversary dates of the respective option agreements.

     (d) Financial Advisory Agreement - On May 8, 2000, ProxyMed entered into an advisory agreement with Commonwealth to assist the Company in performing certain financial advisory services including the sale of securities and the possible sale, merger, or other business combination involving the Company. Pursuant to this agreement, the Company paid to Commonwealth a cash fee of $250,000 and issued to Commonwealth a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.50 per share (valued at $1,300,000). These costs are being amortized over a one-year period through April 2001.

     (e) Settlement of Litigation - In September 2000, the Company received an out-of-court settlement for a matter of approximately $667,000, net of legal and other costs. This settlement has been recorded as other income in the accompanying statement of operations in the year ended December 31, 2000.

     (f) Contingency - As of December 31, 2000, the Company has accrued a $200,000 contingency for a deficiency in its licensing of software used in its internal computers systems.

                         PROXYMED, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


     (g) Other - At ProxyMed's annual meeting held on July 7, 2000, the shareholders of the Company ratified and/or approved (i) the amendment of the articles of incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000, (ii) the issuance of up to 50,000,000 shares of common stock and securities convertible into or exercisable for common stock in connection with the Financing; (iii) the issuance of the 15,000 shares of Series B Preferred and related 800,000 Old Warrants, the issuance of common stock upon the conversion of the Series B Preferred, exercise of the 800,000 Old Warrants, and the payment of dividends of the Series B Preferred, the issuance of the 650,000 New Warrants in connection with the Redemption Agreement, and the issuance of common stock upon the exercise of the New Warrants issued in connection with the Redemption Agreement; and (iv) the Company's 2000 Stock Option Plan and 2000-1/2 Stock Option Plan pursuant to which options to purchase 300,000 and 3,000,000 shares of common stock may be issued, respectively. The shareholders also elected four members to the Company's Board of Directors.

                         PROXYMED, INC. AND SUBSIDIARIES

                 SCHEDULE II - Valuation and Qualifying Accounts

                                                    Allowance for Doubtful Accounts
                        ---------------------------------------------------------------------------------------------------
                                                             Additions
                                             ----------------------------------------------
         Year ended        Balance at            Charged to               Charged to                            Balance at
        December 31,    beginning of year    costs and expenses      other accounts (1)(2)     Deductions (3)  end of year
        ------------    -----------------    ------------------      ----------------------    --------------  ------------
            2000               $ 662,800               420,400                     244,700           636,600     $ 691,300
                               ==========             =========                   =========         =========   ===========

            1999               $ 521,300               553,400                       2,200           414,100     $ 662,800
                               ==========             =========                   =========         =========   ===========

            1998               $ 204,900               314,300                     333,600           331,500     $ 521,300
                               ==========             =========                   =========         =========   ===========

(1) Includes amounts charged to revenue adjustments in 1998 and 2000
(2) Includes amounts acquired through acquisitions in 1998 and 1999
(3) Primarily write-off of bad debts

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.                                  Description
----------                                   -----------

   10.30              * Employment Agreement between ProxyMed and Timothy J.
                        Tolan dated January 23, 2001.

   21                   Subsidiaries of ProxyMed, Inc.

   23                   Consent of PricewaterhouseCoopers LLP.

------------------------
* Denotes employment agreement or compensatory plan.