Form 10-Q
period 2001-03-31
PROXYMED INC /FT LAUDERDALE/
filed 2001-05-15
CIK 906337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

         Commission file number: 0-22052

                                 PROXYMED, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)


               Florida                                      65-0202059
               -------                                      ----------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

2555 Davie Road, Suite 110, Ft. Lauderdale, Florida               33317
---------------------------------------------------               -----
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

                          Common Stock, $.001 Par Value
                      24,757,988 Shares as of May 11, 2001

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

                         PROXYMED, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                              March 31,        December 31,
                                   Assets                                       2001               2000
                                                                            -------------     -------------
Current assets:
     Cash and cash equivalents                                              $   4,447,000     $   8,841,100
     Short-term investments                                                     3,000,000                --
     Accounts receivable - trade, net                                           4,606,000         4,174,700
     Other receivables                                                            169,100           198,400
     Inventory                                                                  2,763,900         2,640,700
     Other current assets                                                         736,900           860,800
                                                                            -------------     -------------
        Total current assets                                                   15,722,900        16,715,700
Property and equipment, net                                                     3,811,100         3,905,000
Goodwill, net                                                                   1,472,500         3,038,600
Purchased technology, capitalized software and other intangibles, net           2,872,800         3,942,400
Other assets                                                                       55,900            64,700
                                                                            -------------     -------------
        Total assets                                                        $  23,935,200     $  27,666,400
                                                                            =============     =============
                    Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                                  $   3,855,500     $   4,246,400
     Deferred revenue                                                             666,100           313,800
                                                                            -------------     -------------
        Total current liabilities                                               4,521,600         4,560,200
Long-term deferred revenue and other long-term liabilities                        509,000           729,100
                                                                            -------------     -------------
        Total liabilities                                                       5,030,600         5,289,300
                                                                            -------------     -------------
Stockholders' equity:
     Series B 6% Convertible preferred stock - $.01 par value
        Authorized and issued 15,000 shares; outstanding 110 shares;
        liquidation preference $110,000                                                --                --
     Series C 7% Convertible preferred stock - $.01 par value
        Authorized 300,000 shares; issued and outstanding 253,265 shares;
        liquidation preference $25,326,500                                          2,500             2,500
     Common stock - $.001 par value. Authorized 100,000,000 shares;
        issued and outstanding 21,038,725 (after deducting 225,913
        shares in treasury) and 20,593,480 shares, respectively                    21,000            20,600
     Additional paid-in capital                                               113,209,600       113,215,300
     Accumulated deficit                                                      (93,892,600)      (90,425,400)
     Note receivable from stockholder                                            (435,900)         (435,900)
                                                                            -------------     -------------
        Total stockholders' equity                                             18,904,600        22,377,100
                                                                            -------------     -------------
        Total liabilities and stockholders' equity                          $  23,935,200     $  27,666,400
                                                                            =============     =============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                      Three Months Ended March 31,
                                                      -----------------------------
                                                          2001             2000
                                                      ------------     ------------
Revenues:
     Services and license fees                        $  4,334,300     $  4,299,300
     Communication devices, computer systems
        and other tangible goods                         4,068,600        3,345,700
                                                      ------------     ------------
                                                         8,402,900        7,645,000
                                                      ------------     ------------
Costs and expenses:
     Cost of services and license fees                     678,000          485,800
     Cost of tangible goods                              2,648,500        2,342,400
     Selling, general and administrative expenses        5,625,000        7,556,100
     Depreciation and amortization                       3,019,800        3,283,200
                                                      ------------     ------------
                                                        11,971,300       13,667,500
                                                      ------------     ------------

        Operating loss                                  (3,568,400)      (6,022,500)

Interest income, net                                       101,200           93,200
                                                      ------------     ------------

        Loss from continuing operations                 (3,467,200)      (5,929,300)

Discontinued operations:
     Loss from discontinued operations                          --         (303,900)
     Gain on disposal of discontinued operations                --          511,100
                                                      ------------     ------------
                                                                --          207,200
                                                      ------------     ------------

        Net loss                                        (3,467,200)      (5,722,100)

Deemed dividends and other charges                       2,461,100          223,800
                                                      ------------     ------------
        Net loss applicable to common shareholders    $ (5,928,300)    $ (5,945,900)
                                                      ============     ============

Weighted average common shares outstanding              21,018,936       18,434,539
                                                      ============     ============
Basic and diluted net income (loss) per
     share of common stock:
        From continuing operations                    $      (0.28)    $      (0.33)
        From discontinued operations                            --             0.01
                                                      ------------     ------------
             Net loss                                 $      (0.28)    $      (0.32)
                                                      ============     ============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                         Three Months Ended March 31,
                                                                        -----------------------------
                                                                           2001             2000
                                                                        ------------     ------------
Cash flows from operating activities:
     Net loss                                                           $ (3,467,200)    $ (5,722,000)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                                  3,019,800        3,613,800
            Provision for doubtful accounts                                   30,400           87,900
            Provision for obsolete inventory                                  48,600               --
            Compensatory stock options and warrants                          325,000           10,000
            Net gain on sales of discontinued operations                          --         (511,100)
            Changes in net current assets of discontinued operations              --         (734,600)
            Changes in assets and liabilities, net of
               effect of acquisitions and dispositions:
                Accounts and other receivables                              (461,600)        (582,500)
                Inventory                                                   (171,800)        (600,900)
                Prepaid expenses                                            (224,900)        (195,000)
                Accounts payable and accrued expenses                       (285,000)       2,513,800
                Deferred revenue                                              52,200          143,300
                Other, net                                                     3,100          (12,700)
                                                                        ------------     ------------
         Net cash used in operating activities                            (1,131,400)      (1,990,000)
                                                                        ------------     ------------
Cash flows from investing activities:
     Short-term investments                                               (3,000,000)              --
     Capital expenditures                                                   (240,100)        (752,500)
     Capital expenditures of discontinued operations                              --         (230,000)
     Capitalized software                                                         --       (1,017,300)
     Payments for acquisition-related costs                                   (3,800)          (5,200)
                                                                        ------------     ------------
         Net cash used in investing activities                            (3,243,900)      (2,005,000)
                                                                        ------------     ------------
Cash flows from financing activities:
     Dividends on preferred stock                                             (1,600)              --
     Proceeds from exercise of stock options and warrants                         --          426,700
     Collections on notes receivable                                           8,400               --
     Payment of capital leases                                               (25,600)          (5,500)
                                                                        ------------     ------------
         Net cash provided by (used in) financing activities                 (18,800)         421,200
                                                                        ------------     ------------

Net decrease in cash and cash equivalents                                 (4,394,100)      (3,573,800)
Cash and cash equivalents at beginning of period                           8,841,100       11,487,900
                                                                        ------------     ------------
Cash and cash equivalents at end of period                              $  4,447,000     $  7,914,100
                                                                        ============     ============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

(1)      Summary of Significant Accounting Policies

         (a) Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of ProxyMed, Inc. and subsidiaries ("ProxyMed" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

                  The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

                  On March 31, 2000, the Company sold its non-core network integration and prescription drug dispensing segments. These two segments are shown as discontinued operations and the consolidated financial statements and related notes have been reclassified to segregate the net assets and operating results of these segments (see Note 2).

                  In May 2001, the Company acquired substantially all of the assets and the business of MDP Corporation ("MDP") for $10 million (see Note 8). ProxyMed paid $3 million cash at closing and obligated itself with monthly cash interest payments and a $7 million debt payment due in May 2002. ProxyMed believes that its current operations, including the operations of MDP, will provide funding for a portion of this debt, but that it will need to raise funds through the issuance of additional equity or debt in the public or private capital markets, the securing of an asset-based line of credit, or the sale of non-core assets in order to pay off any remaining portion of the debt. The Company's ability to raise additional funds may be adversely affected if the Company does not continue to improve its operating performance or achieve increased market acceptance of its products and services. There can be no assurance that additional funding will be available to the Company or that, if available, it will be available on terms favorable to the Company. Failure to obtain additional financing could have a material adverse impact on the Company's financial position.

         (b) Short-Term Investments - The Company's short-term investments are primarily comprised of readily marketable debt securities that are bought and held principally for the purpose of selling them in the near term.

         (c) Revenue Recognition - Electronic transaction processing fee revenue is recorded in the period the service is rendered. Revenue from sales of software, software licenses, computer hardware and manufactured goods is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. The same criteria is applied to each element of multiple element arrangements after allocating the amounts paid to individual elements based on vendor-specific objective evidence of fair value. Revenue from certain up-front fees is amortized ratably over the expected life of the customer. Revenue from hardware leases, software rentals and maintenance fees is recognized ratably over the applicable period.

         (d) Net Loss Per Share - Basic net loss per share of common stock is computed by dividing net loss applicable to common shareholders by the weighted average shares of common stock outstanding during the year. Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock; however, stock options, warrants and contingent shares totaling 39,859,328 shares and 4,290,978 shares at March 31, 2001 and 2000, respectively, as well as common shares issuable on conversion of both Series B and Series C preferred stock (25,447,502 and 1,897,533 shares, if converted on March 31, 2001 and 2000, respectively) were excluded from the calculation of diluted per share results because their effect was antidilutive.

(2)      Discontinued Operations

         In March 2000, ProxyMed sold its discontinued network integration and prescription drug dispensing segments in separate transactions. Proceeds from the sale of the network integration segment were $3,398,000 and were paid with 208,913 shares of ProxyMed common stock (valued at $1,776,000, the closing market price of the common stock on the date of closing, and recorded as treasury stock) and a note receivable of $1,622,000 due on July 31, 2000. The sale resulted in a final gain of $608,400 (originally reported as a gain of $574,200 at March 31, 2000). As of March 31, 2001, all amounts due under this note receivable have been collected.

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

         The following table represents the results of discontinued operations for the three months ended March 31, 2001 and 2000:

                                                   2001            2000
                                               -----------     -----------
         Net revenues:
               Network integration             $        --     $ 2,371,700
               Prescription drug dispensing             --         574,700
                                               -----------     -----------
                                               $        --     $ 2,946,400
                                               ===========     ===========
         Net income (loss):
               Network integration             $        --     $  (327,700)
               Prescription drug dispensing             --          23,800
                                               -----------     -----------
                                               $        --     $  (303,900)
                                               ===========     ===========

(3)      Inventory

         Inventory consists of the following at March 31, 2001:

         Materials, supplies and component parts    $1,861,100
         Work in process                               163,400
         Finished goods                                739,400
                                                    ----------
                                                    $2,763,900
                                                    ==========

(4)      Equity Transactions

         On February 7, 2001, 693,333 warrants with an exercise price of $1.50 issued to holders of Series B Convertible Preferred Stock were reset into 3,425,493 warrants with a new exercise price of $1.25883 as a result of anti-dilution provisions contained in the warrants. As a result of this warrant reset, the Company recorded a deemed dividend charge of $1,968,000 in the quarter ended March 31, 2001. Subsequent to March 31, 2001, ProxyMed exchanged these warrants and 650,000 other warrants with an exercise price of $1.50 issued to the same holders into 3,282,423 shares of common stock pursuant to an exchange agreement (see Note 8).

(5)      Segment Information

         ProxyMed operates in two reportable segments that offer different services and products: electronic healthcare transaction processing, and laboratory communication devices and services. Electronic healthcare transaction processing includes transaction and value-added services principally between physicians and insurance companies (payer services) and physicians and pharmacies (prescription services); and laboratory communication devices and services includes the sales, leasing and services of communication devices principally to laboratories and the contract manufacturing of printed circuit boards (laboratory services). Intersegment sales are not material and there were no foreign sales for any periods presented.

                                                      Three Months Ended March 31,
                                                     -----------------------------
                                                         2001             2000
                                                     ------------     ------------
Net revenues:
     Electronic healthcare transaction processing    $  2,721,600     $  2,324,000
     Laboratory communication devices and services      5,681,300        5,321,000
                                                     ------------     ------------
                                                     $  8,402,900     $  7,645,000
                                                     ============     ============

Operating income (loss):
     Electronic healthcare transaction processing    $ (3,246,000)    $ (4,304,800)
     Laboratory communication devices and services        988,500          584,400
     Corporate and consolidating                       (1,310,900)      (2,302,100)
                                                     ------------     ------------
                                                     $ (3,568,400)    $ (6,022,500)
                                                     ============     ============
                                                               March 31,
                                                     -----------------------------
                                                         2001             2000
                                                     ------------     ------------
Total assets:
     Electronic healthcare transaction processing    $  7,540,800     $ 20,778,200
     Laboratory communication devices and services      8,460,500        7,565,600
     Corporate and consolidating                        7,933,900       11,454,100
                                                     ------------     ------------
                                                     $ 23,935,200     $ 39,797,900
                                                     ============     ============

(6)      Supplemental Disclosure of Cash Flow Information

                                                               Three Months Ended March 31,
                                                                --------------------------
                                                                    2001           2000
                                                                -----------    -----------
Common stock issued for payment of preferred stock dividends    $   491,400    $   223,800
                                                                ===========    ===========
Disposition of businesses:
     Common stock received                                      $        --    $(1,929,800)
     Notes and other receivables received                                --     (1,723,100)
     Net gain recognized                                                 --        511,100
     Details of dispositions:
         Working capital components, other than cash                     --      1,940,100
         Property and equipment                                          --      1,070,900
         Goodwill                                                        --        109,600
         Other assets                                                    --         21,200
                                                                -----------    -----------
            Net cash provided by dispositions                   $        --    $        --
                                                                ===========    ===========

(7)      Contingency

         In December 2000, the Company accrued $200,000 for a deficiency in its licensing of software used in its internal computer systems. In March 2001, an additional $175,000 was accrued for this contingency.

(8)      Subsequent Events

         (a) Warrant Exchange - As reported in its Form 8-K filed April 24, 2001, the Company entered into exchange agreements (the "Exchange Agreements") with the former holders of $13,000,000 of its $15,000,000 Series B Convertible Preferred Stock (the "Preferred Stock"). The Company and such holders had previously entered into a Redemption and Exchange Agreement, dated May 4, 2000 (the "Redemption Agreement"). Under the terms of the Redemption Agreement, 693,333 warrants to purchase the Company's common stock, par value $0.001 per share (the "Common Stock") issued to the holders of the Preferred Stock subject to the Redemption Agreement were exchanged for new warrants (the "Exchanged Warrants") with an exercise price of $1.50 per share. In addition, such holders received, in the aggregate, 650,000 additional warrants (the "New Warrants") at an exercise price of $1.50 per share. In February 2001, the Exchanged Warrants were reset under anti-dilution provisions contained therein into an aggregate of 3,425,493 warrants with a new exercise price of $1.25883 per share.

                  Under the Exchange Agreements, the Company canceled and exchanged all outstanding Exchanged Warrants and New Warrants for an aggregate of 3,282,423 shares of Common Stock. As required, under terms of the Exchange Agreements, the Company registered these shares under Form S-3 by May 9, 2001. For this transaction, the Company expects to record a $1.8 million deemed dividend charge in the quarter ended June 30, 2001.

             In connection with the cancellation and exchange of these warrants, the holders of the Preferred Stock and the holders of the Series C Convertible Preferred Stock have agreed to waive certain anti-dilution rights afforded by certain outstanding warrants, the Preferred Stock and the Series C Convertible Preferred Stock.

(b) Business Acquisition - On May 1, 2001, the Company acquired substantially all of the assets and the business of MDP Corporation, a privately-owned, electronic claims clearinghouse and patient statement processor based in Atlanta, Georgia, for $10 million cash. The transaction required that ProxyMed pay $3 million at closing and execute a $7 million promissory note payable in 12 months. Interest on this note is payable monthly at 7% simple interest. The note is collateralized by the assets of MDP. The acquisition will be accounted under the purchase method of accounting and is expected to result in goodwill of approximately $9 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         ProxyMed is an electronic healthcare transaction processing services company providing connectivity services and related value-add products to physicians, payers, medical laboratories, pharmacies, and other healthcare providers. Our electronic transaction processing services support a broad range of both financial and clinical transactions. To facilitate these services, we operate ProxyNet(R), our secure, proprietary national electronic information network, which provides physicians and other primary care providers with direct connectivity to one of the industry's largest group of payers, the largest group of clinical laboratories and the largest group of chain and independent pharmacies. Our products and services are currently provided from our operating facilities located in Fort Lauderdale, Florida; New Albany, Indiana; Santa Ana, California; and Atlanta, Georgia.

         In March 2000, we sold our non-core network integration and prescription drug dispensing segments. These two segments are shown as discontinued operations in the consolidated financial statements.

         In May 2001, the Company acquired substantially all of the assets and the business of MDP Corporation ("MDP"), a privately-owned electronic claims clearinghouse and patient statement processor based in Atlanta, Georgia, for $10 million cash. The transaction required that ProxyMed pay $3 million at closing and execute a $7 million promissory note payable in 12 months. Interest on this note is payable monthly at 7% simple interest. The note is collateralized by the assets of MDP. The acquisition will be accounted under the purchase method of accounting and is expected to result in goodwill of approximately $9 million.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000.

         Net Revenues. Consolidated net revenues for the three months ended March 31, 2001 increased by $757,900, or 10%, to $8,402,900 from consolidated net revenues of $7,645,000 for the three months ended March 31, 2000. This net increase is primarily due to (i) transaction volume increases of 6% in our payer services division, and 30% in our prescription services division (increase of $397,600); and (ii) a 7% revenue increase in our laboratory services division primarily as a result of increased contract manufacturing revenues (increase of $360,300).

         Cost of Sales and Gross Profit Margin. Cost of services and license fees include third-party electronic transaction processing costs, certain telecommunication costs, revenue sharing and rebate arrangements with our business partners, third-party databases licenses and certain labor and travel expenses. Cost of sales for communication devices, computer systems and other tangible goods includes hardware, third-party software, and consumable materials. Consolidated gross profit margin for the three months ended March 31, 2001 was 60% compared to 63% for the three months ended March 31, 2000. This decrease is primarily due to our overall revenue mix for each period. For 2001 we are projecting that gross margins may continue to decline throughout the year, primarily as a result of the sources of revenue in our payer services division, including our acquisition of MDP. A growing percentage of revenues for this division may be dependent upon paying rebates to our strategic partners. Additionally, MDP's patient statement business has a lower gross profit margin than our other current payer services transactions currently offered.

         Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses for the three months ended March 31, 2001 decreased by $1,931,100, or 26%, to $5,625,000 from consolidated SG&A expenses of $7,556,100 for the three months ended March 31, 2000. This decrease is primarily due to (i) decreases in net payroll, outside labor and related expenses (net of capitalization for software development primarily for proxyMed.com) due to the effect of our restructuring plan which commenced in May 2000, additional personnel reductions enacted at the end of 2000 and in the 2001 period, and the issuance of stock options in lieu of temporary salary reductions in the 2001 period (decrease of $1,610,200); (ii) decreases in selling and marketing expenses for our products and services (decrease of $496,900); (iii) decreases in telecommunication expenses resulting from renegotiating contracts with carriers, the elimination of certain telecommunication services and lower usage (decrease of $131,000); (iv) net decreases in other general expenses ($183,000); offset by increases in (v) charges for the issuance of compensatory options and warrants to outside consultants (increase of $315,000); and (vi) a contingency for software licensing deficiencies (increase of $175,000). As a result of these factors, consolidated SG&A expenses as a percentage of consolidated net sales decreased to 67% in the 2001 period compared to 99% in the 2000 period.

         Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2001 decreased by $263,400 to $3,019,800 from depreciation and amortization of $3,283,200 for the three months ended March 31, 2000. This decrease is primarily the result of the write-off of impaired fixed assets and previously capitalized software at December 31, 2000.

         Loss from Continuing Operations. As a result of the foregoing, the loss from continuing operations was $3,467,200 for the three months ended March 31, 2001 compared to $5,929,300 for the three months ended March 31, 2000.

         Deemed Dividends and Other Charges. We incurred total deemed dividend and other charges of $2,461,100 in the three months ended March 31, 2001 primarily as a result of (i) non-cash accounting charges from the February 2001 anti-dilution reset in number and price of certain warrants issued to our Series B preferred stockholders

($1,968,000), and (ii) quarterly dividends paid to our Series C Preferred shareholders through issuance of 436,840 shares of common stock in April 2001 ($491,400).

         Net Loss Applicable to Common Shareholders. As a result of the foregoing, we recorded a net loss applicable to common shareholders of $5,928,300 for the three months ended March 31, 2001 compared to $5,945,900 for the three months ended March 31, 2000.

Liquidity and Capital Resources

         In the three month period ended March 31, 2001, cash used in operating activities totaled $1,131,400. This was primarily due to our net loss partially offset by depreciation and amortization charges and non-cash compensatory stock option and warrants. During this period, we spent $240,100 for fixed assets, paid $25,600 against our capital leases, paid dividends to the holders of Series B Preferred Stock with cash payments of $1,600, and paid dividends totaling $491,500 to the holders of our Series C Preferred Stock by issuing 436,840 shares of our common stock issued during April 2001. These activities were principally financed through available cash resources. After these activities, we had cash, cash equivalents and short-term investments (consisting solely of readily marketable debt securities) totaling $7,447,000 as of March 31, 2001.

         These available funds continue to be used for operations, strategic acquisitions, the further development of our products and services, and other general corporate purposes. In May 2001, we acquired the assets of MDP Corporation. The transaction required that we pay $3 million at closing and execute a $7 million promissory note payable in 12 months. The acquisition of MDP is expected to be accretive to our operations. In addition to our acquisition of MDP, we continue to evaluate other acquisition opportunities and strategic alternatives that may add synergies to our product offerings and business strategy.

         Through the second quarter of 2000, we had been aggressively implementing our strategic plan which concentrated on providing a one-stop solution for physicians and empowering them with Internet-enabled tools as desktop solutions. As a result of our reassessment of our business plan, our new strategy is now more tightly focused on leveraging our leading position as an independent back-end connectivity provider rather than developing products and services for the physician's desktop. Through strategic relationships and partnerships with front-end solutions providers, our goal is to drive more healthcare transactions through ProxyNet(R), our secure proprietary national electronic healthcare information network, while remaining neutral in the battle for the physician's desktop. Additionally, since we do have an existing customer base of physicians and other healthcare providers, we expect that there will be opportunities to increase revenues by cross-selling our existing products and services to these current customers, as well as revenue opportunities from the development of new services from our development efforts, including proxyMed.com, our healthcare Internet portal. While we have reduced the specific groups within our development workforce in an effort to control expenses, nevertheless, we remain committed to developing additional capabilities and value-added products and services to our back-end connectivity network and to proxyMed.com.

         At the current time, we do not have any material commitments for capital expenditures. However, we have identified approximately $700,000 in capital expenditure purchases to be made in 2001 relating to HIPAA compliance for our computer networks and facilities. Through March 31, 2001, we have spent approximately $73,300 towards this project. Additionally, we have reserved $375,000 for the software licensing contingency deficiency that was brought to our attention in late 2000.

         As we have continued to reduce our expenses subsequent to December 2000, we have achieved our goal operational cash flow break-even; however, we must be able to maintain and increase our revenues. We believe that we can continue to make progress in our business strategy and achieve bottom-line profitability by the beginning of the third quarter of 2001. While our payer services and laboratory services divisions continue to generate positive cash flows, our prescription services division has not generated positive cash flow to date. In addition, through April 2000, we were incurring significant expense to expand our proxyMed.com portal and to support our corporate staff. As a result, we reduced expenditures, including the layoff of operations and corporate employees between the fourth quarter of 2000 and the first quarter of 2001, in order to achieve overall profitability. We continue to believe that there will ultimately be significant opportunities in the electronic prescription transaction space. Today, we continue to support our existing prescription services customers with appropriate levels of service. Going forward, as the market grows transaction volume through increased physician adoption and utilization, we intend to be ready to take advantage of such opportunities.

         With our completed acquisition of MDP, we have obligated ourselves with monthly cash interest charges of approximately $41,000 and a $7 million debt payment due in May 2002. Based on our current level of revenues and expenditures, we believe that our operations, including the operations of MDP, will provide funding for a portion of this debt, but that we will need to raise funds through the issuance of additional equity or debt in the public or private capital markets, the securing of an asset-based line of credit, or the sale of non-core assets in order to pay off any remaining debt, to fund specific research and development projects or to pursue additional strategic acquisitions. Our ability to raise any additional funds may be adversely affected if, among other things, we do not continue to improve our operating performance or achieve increased market acceptance of our products and services. There can be no assurance that any additional funding will be available to us, or if available, that it will be available on acceptable terms. If we are successful in obtaining additional financing, the terms of the financing may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of our common stock. Failure to obtain additional financing could have a material impact on our financial position and our ability to successfully execute our business plan and may put us at a competitive disadvantage.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

         This document contains forward-looking statements that reflect our current assumptions and expectations regarding future events. While these statements reflect our current judgment, they are subject to risks and uncertainties. Actual results may differ significantly from projected results due to a number of factors, including, but not limited to, the soundness of our business strategies relative to the perceived market opportunities; the successful integration of our acquisition of MDP; our ability to successfully develop, market, sell, install and upgrade our clinical and financial transaction services and applications to physicians, payers, medical laboratories and pharmacies; our ability to compete effectively on price and support services; our assessment of the healthcare industry's need, desire and ability to become technology efficient; and our ability and that of our business associates to comply with various government rules regarding healthcare information and patient privacy. These and other risk factors are more fully discussed in our filings with the Securities and Exchange Commission, which we strongly urge you to read. We expressly disclaim any intent or obligation to update any forward-looking statements. When used in this document, the words "believes", "estimated", "expects", "anticipates", "may" and similar expressions are intended to identify forward-looking statements.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

         Not Applicable.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

         (a) On February 7, 2001, 693,333 warrants with an exercise price of $1.50 issued to holders of Series B Convertible Preferred Stock were reset into 3,425,493 warrants with a new exercise price of $1.25883 as a result of anti-dilution provisions contained in the warrants. As a result of this warrant reset, the Company recorded a deemed dividend charge of $1,968,000 in the quarter ended March 31, 2001 Subsequent to March 31, 2001, ProxyMed exchanged these warrants and 650,000 other warrants with an exercise price of $1.50 issued to the same holders into 3,282,423 shares of common stock pursuant to an exchange agreement.

Item 4. - Submission of Matters to a Vote of Security Holders

         Not Applicable.


Item 6. - Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  10.1  -  Employment Agreement dated March 29, 2001 between
                           Lonnie W. Hardin and ProxyMed, Inc.

         (b)      Reports on Form 8-K:

                  - No reports on Form 8-K were filed during the quarter ended March 31, 2001

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ProxyMed, Inc.
                                     --------------
                                     (Registrant)


May 15, 2001                         /s/ Judson E. Schmid
------------                         ------------------------------
  (Date)                             Judson E. Schmid
                                     Executive Vice-President and
                                     Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                      Description
----------                       -----------

   10.1           Employment Agreement dated March 29, 2001 between Lonnie W.
                  Hardin and ProxyMed, Inc.