Form 10-Q
period 2001-06-30
PROXYMED INC /FT LAUDERDALE/
filed 2001-08-07
CIK 906337

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number: 0-22052
                        -------


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

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

                         Common Stock, $.001 Par Value
                     26,370,287 Shares as of August 3, 2001

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS.

                        PROXYMED, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (unaudited)

                                                                                     June 30,         December 31,
                                   Assets                                              2001               2000
                                   ------                                         -------------      -------------
Current assets:
     Cash and cash equivalents                                                    $   5,033,900      $   8,841,100
     Accounts receivable - trade, net                                                 5,044,900          4,174,700
     Other receivables                                                                  121,900            198,400
     Inventory                                                                        2,926,300          2,640,700
     Other current assets                                                               595,000            860,800
                                                                                  -------------      -------------
        Total current assets                                                         13,722,000         16,715,700
Property and equipment, net                                                           3,779,600          3,905,000
Goodwill, net                                                                         9,766,300          3,038,600
Purchased technology, capitalized software and other intangibles, net                 2,261,500          3,942,400
Other assets                                                                             55,100             64,700
                                                                                  -------------      -------------

        Total assets                                                              $  29,584,500      $  27,666,400
                                                                                  =============      =============

                    Liabilities and Stockholders' Equity
                    ------------------------------------
Current liabilities:
     Note payable                                                                 $   7,000,000      $           -
     Accounts payable and accrued expenses                                            4,668,600          4,246,400
     Deferred revenue and other current liabilities                                     374,200            313,800
                                                                                  -------------      -------------
        Total current liabilities                                                    12,042,800          4,560,200
Long-term deferred revenue and other long-term liabilities                              604,300            729,100
                                                                                  -------------      -------------
        Total liabilities                                                            12,647,100          5,289,300
                                                                                  -------------      -------------
Stockholders' equity:
     Series B 6% Convertible preferred stock - $.01 par value.
        Authorized and issued 15,000 shares; outstanding 110 shares;
        liquidation preference $110,000                                                       -                  -
     Series C 7% Convertible preferred stock - $.01 par value.
        Authorized 300,000 shares; issued and outstanding 246,165 and
         253,265 shares, respectively; liquidation preference $24,616,500
         and $25,326,500, respectively                                                    2,500              2,500
     Common stock - $.001 par value. Authorized 100,000,000 shares;
        issued and outstanding 25,479,045 (after deducting 225,913
        shares in treasury) and 20,593,480 shares, respectively                          25,400             20,600
     Additional paid-in capital                                                     113,131,400        113,215,300
     Accumulated deficit                                                            (95,786,000)       (90,425,400)
     Note receivable from stockholder                                                  (435,900)          (435,900)
                                                                                  -------------      -------------
        Total stockholders' equity                                                   16,937,400         22,377,100
                                                                                  -------------      -------------

        Total liabilities and stockholders' equity                                $ 29,584,500       $  27,666,400
                                                                                  =============      =============

See accompanying notes.

                        PROXYMED, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (unaudited)

                                                  Three Months Ended June 30,          Six Months Ended June 30,
                                              ---------------------------------     -------------------------------
                                                    2001               2000              2001              2000
                                              --------------     --------------     -------------    --------------
Revenues:
   Transaction fees, services and
     license fees                             $    5,780,100     $    4,602,200     $  10,114,400    $    8,901,500
   Communication devices, computer
     systems and other tangible goods              4,423,200          3,414,700         8,491,800         6,760,300
                                              --------------     --------------     -------------    --------------
                                                  10,203,300          8,016,900        18,606,200        15,661,800
                                              --------------     --------------     -------------    --------------

Costs and expenses:
   Cost of services                                1,605,600            397,000         2,284,800           882,800
   Cost of tangible goods                          3,115,300          2,365,100         5,762,600         4,703,700
   Selling, general and administrative
     expenses                                      5,062,800          7,057,000        10,687,700        14,616,800
   Restructuring charges                                   -          1,415,000                 -         1,415,000
   Depreciation and amortization                   2,282,400          3,252,400         5,302,200         6,535,600
                                              --------------     --------------     -------------    --------------
                                                  12,066,100         14,486,500        24,037,300        28,153,900
                                              --------------     --------------     -------------    --------------

         Operating loss                           (1,862,800)        (6,469,600)       (5,431,100)      (12,492,100)

Interest income (expense), net                       (30,700)        (4,005,600)           70,500        (3,912,400)
                                              --------------     --------------     -------------    --------------

         Loss from continuing operations          (1,893,500)       (10,475,200)       (5,360,600)      (16,404,500)

Discontinued operations:
   Loss from discontinued operations                       -                  -                 -          (303,900)
   Gain on disposal of discontinued
     operations                                            -                  -                 -           511,100
                                              --------------     --------------     -------------    --------------
                                                           -                  -                 -           207,200
                                              --------------     --------------     -------------    --------------

         Net loss                                 (1,893,500)       (10,475,200)       (5,360,600)      (16,197,300)

Deemed dividends and other charges                 2,195,300         14,412,100         4,656,400        14,635,800
                                              --------------     --------------     -------------    --------------

         Net loss applicable to common
           shareholders                       $   (4,088,800)    $  (24,887,300)    $ (10,017,000)    $ (30,833,100)
                                              ==============     ==============     =============    ==============

Weighted average common shares outstanding        23,994,533         19,222,849        22,514,954        18,828,694
                                              ==============     ==============     =============    ==============

Basic and diluted net income (loss) per
      share of common stock:
         From continuing operations           $        (0.17)    $        (1.29)    $       (0.44)    $       (1.65)
         From discontinued operations                      -                  -                 -              0.01
                                              --------------     --------------     -------------    --------------
              Net loss                        $        (0.17)    $        (1.29)    $       (0.44)    $       (1.64)
                                              ==============     ==============     =============    ==============

See accompanying notes.

                        PROXYMED, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                     Six Months Ended June 30,
                                                                   ------------------------------
                                                                      2001              2000
                                                                   ------------     -------------
Cash flows from operating activities:
     Net loss                                                      $ (5,360,600)    $ (16,197,300)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                             5,302,200         6,866,300
            Amortization of private placement related costs                   -         3,991,900
            Restructuring charges                                             -         1,415,000
            Provision for doubtful accounts                              31,400           257,800
            Provision for obsolete inventory                             50,500            51,500
            Compensatory stock options and warrants                     433,300           369,400
            Payment for non-compete agreement                                 -          (200,000)
            Net gain on sales of discontinued operations                      -          (511,100)
            Changes in net current assets of discontinued
               operations                                                     -          (734,600)
            Changes in assets and liabilities, net of
               effect of acquisitions and dispositions:
                Accounts receivable and other receivables               (42,700)       (1,204,400)
                Inventory                                              (287,600)       (1,003,700)
                Prepaid expenses                                       (206,900)         (243,700)
                Accounts payable and accrued expenses                  (174,400)         (237,700)
                Deferred revenue                                         52,300            24,300
                Other, net                                             (108,100)          (33,000)
                                                                   ------------     -------------
         Net cash used in operating activities                         (310,600)       (7,389,300)
                                                                   ------------     -------------

Cash flows from investing activities:
     Acquisition of business                                         (3,000,000)                -
     Short term investments                                          (3,000,000)                -
     Redemption of short term investments                             3,000,000                 -
     Capital expenditures                                              (396,400)         (660,600)
     Capital expenditures of discontinued operations                          -          (230,000)
     Capitalized software                                                     -        (1,586,800)
     Payments for acquisition-related costs                             (23,200)           (8,400)
                                                                   ------------     -------------
         Net cash used in investing activities                       (3,419,600)       (2,485,800)
                                                                   ------------     -------------

Cash flows from financing activities:
     Proceeds from sale of convertible debt securities                        -        21,332,300
     Redemption of convertible preferred stock                                -       (15,721,800)
     Proceeds from exercise of stock options                                  -           426,800
     Dividends on preferred stock                                        (1,600)                -
     Collections on notes receivable                                     25,500         1,136,700
     Draw on line of credit                                                   -         2,000,000
     Repayment of line of credit                                              -        (3,000,000)
     Payment of note payable, capital leases and long-term debt        (100,900)         (403,200)
                                                                   ------------     -------------
         Net cash provided by (used in) financing
           activities                                                   (77,000)        5,770,800
                                                                   ------------     -------------

Net decrease in cash and cash equivalents                            (3,807,200)       (4,104,300)
Cash and cash equivalents at beginning of period                      8,841,100        11,487,900
                                                                   ------------     -------------
Cash and cash equivalents at end of period                         $  5,033,900     $   7,383,600
                                                                   ============     =============

See accompanying notes.

                        PROXYMED, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (unaudited)


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

  (a)  Basis of Presentation - The accompanying unaudited condensed consolidated
       ---------------------
       financial statements of ProxyMed, Inc. and subsidiaries ("ProxyMed" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

       The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

       On March 31, 2000, the Company sold its non-core network integration and prescription drug dispensing segments. These two segments are shown as discontinued operations and the consolidated financial statements and related notes have been reclassified to segregate the net assets and operating results of these segments (see Note 3).

       In May 2001, the Company acquired substantially all of the assets and the business of MDP Corporation ("MDP") for $10 million (see Note 2). ProxyMed paid $3 million cash at closing and obligated itself with monthly cash interest payments and a $7 million debt payment due in May 2002. ProxyMed believes that its current operations, including the operations of MDP, will provide funding for a portion of this debt, but that it will need to raise funds through the issuance of additional equity or debt in the public or private capital markets, the securing of an asset-based line of credit, or the sale of non-core assets in order to pay off any remaining portion of the debt. The Company's ability to raise additional funds may be adversely affected if the Company does not continue to improve its operating performance or achieve increased market acceptance of its products and services. There can be no assurance that additional funding will be available to the Company or that, if available, it will be available on terms favorable to the Company. Failure to obtain additional financing could have a material adverse impact on the Company's financial position.

  (b)  Revenue Recognition - Electronic transaction processing fee revenue is
       -------------------
       recorded in the period the service is rendered. Revenue from sales of software, software licenses, computer hardware and manufactured goods is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. The same criteria is applied to each element of multiple element arrangements after allocating the amounts paid to individual elements based on vendor-specific objective evidence of fair value. Revenue from certain up-front fees is amortized ratably over the expected life of the customer. Revenue from hardware leases, software rentals and maintenance fees is recognized ratably over the applicable period.

  (c)  Net Loss Per Share - Basic net loss per share of common stock is computed
       ------------------
       by dividing net loss applicable to common shareholders by the weighted average shares of common stock outstanding during the year. Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock; however, stock options, warrants and contingent shares totaling 35,578,967 shares and 26,881,240 shares at June 30, 2001 and 2000, respectively, as well as common shares issuable on conversion of both Series B and Series C preferred stock (24,737,502 and 24,667,506 shares, if converted on June 30, 2001 and 2000, respectively) were excluded from the calculation of diluted per share results because their effect was antidilutive.

  (d)  New Accounting Pronouncements - In June 2001, the Financial Accounting
       ------------------------------
       Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interest method for business combinations and requires application of the purchase method. SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization (impairment) approach. SFAS No. 142 requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the SFAS No. 142 by calendar year companies on January 1, 2002. The Company is currently studying the impact of these statements on its financial position, results of operations and cash flows.

  (e)  Reclassifications - Certain prior year amounts have been reclassified to
       -----------------
       conform to the current year presentation.

(2)  Acquisition of Business
     -----------------------

     In May 2001, the Company acquired substantially all of the assets and the business of MDP Corporation, a privately-owned electronic claims clearinghouse and patient statement processor based in Atlanta, Georgia, for $10 million. ProxyMed paid $3 million at closing and executed a $7 million promissory note payable in May 2002. Interest on this note is payable monthly at 7% simple interest. The assets of MDP collateralize the note. The acquisition was accounted for as a purchase and the purchase price was allocated as follows: working capital ($302,400); property and equipment ($165,000); and other assets ($3,800). The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $9,578,800 was recorded as goodwill.

     The following unaudited pro forma summary presents the consolidated results of operations of ProxyMed and MDP as if the acquisition of this business had occurred at the beginning of 2000, including additional pro forma amortization of goodwill of $1,064,400 and $1,596,500 and interest expense of $161,100 and $243,700 for the six months ended June 30, 2001 and 2000, respectively. These pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place at those dates, or of results which may occur in the future.

                                            Six Months Ended June 30,
                                          ------------------------------
                                              2001             2000
                                          ------------      ------------
      Revenues                            $ 20,860,700      $ 18,732,600
      Loss from continuing operations     $ (6,339,200)     $(18,104,600)
      Net loss applicable to
        common shareholders               $(10,995,600)     $(32,533,200)
      Basic and diluted net loss
        per share of common stock         $      (0.49)     $      (1.73)



(3)  Discontinued Operations
     -----------------------

     In March 2000, ProxyMed sold its discontinued network integration and prescription drug dispensing segments in separate transactions. Proceeds from the sale of the network integration segment were $3,398,000 and were paid with 208,913 shares of ProxyMed common stock (valued at $1,776,000, the closing market price of the common stock on the date of closing, and recorded as treasury stock) and a note receivable of $1,622,000 due on July 31, 2000. The sale resulted in a final gain of $608,400 (originally reported as a gain of $574,200 at June 30, 2000). As of August 3, 2000, all amounts due under this note receivable had been collected.

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

     The following table represents the results of discontinued operations for the six months ended June 30, 2001 and 2000:

                                           2001             2000
                                        ----------       ----------
     Net revenues:
       Network integration              $        -       $2,371,700
       Prescription drug dispensing              -          574,700
                                        ----------       ----------
                                        $        -       $2,946,400
                                        ==========       ==========

     Net income (loss):
       Network integration              $        -       $ (327,700)
       Prescription drug dispensing              -           23,800
                                        ----------       ----------
                                        $        -       $ (303,900)
                                        ==========       ==========

(4)  Inventory
     ---------

     Inventory consists of the following at June 30, 2001:

            Materials, supplies and component parts   $1,699,700
            Work in process                              370,400
            Finished goods                               856,200
                                                      ----------
                                                      $2,926,300
                                                      ==========

(5)  Equity Transactions
     -------------------

  (a)  Series B Warrants - In April 2001, the Company entered into exchange
       -----------------
       agreements (the "Series B Exchange Agreements") with the former holders of $13,000,000 of its $15,000,000 Series B 6% Convertible Preferred Stock (the "Series B Preferred"). The Company and such holders had previously entered into a Redemption and Exchange Agreement, dated May 4, 2000 (the "Redemption Agreement"). Under the terms of the Redemption Agreement, 693,333 warrants to purchase the Company's common stock issued to the holders of the Series B Preferred subject to the Redemption Agreement were exchanged for new warrants (the "Exchanged Warrants") with an exercise price of $1.50 per share. In addition, such holders received, in the aggregate 650,000 additional warrants (the "New Warrants") at an exercise price of $1.50 per share. In February 2001, the Exchanged Warrants were reset under anti-dilution provisions contained therein into an aggregate of 3,425,493 warrants with a new exercise price of $1.25883 per share. As a result of this warrant reset, the Company recorded a deemed dividend charge of $1,968,000 in the quarter ended March 31, 2001.

       Under the Series B Exchange Agreements, the Company canceled and exchanged all outstanding Exchanged Warrants and New Warrants for an aggregate of 3,282,423 shares of common stock. In accordance with the terms of the Exchange Agreements, the Company registered these shares under Form S-3 effective on June 25, 2001. For this transaction, the Company recorded a deemed dividend charge of $1,854,600 in the quarter ended June 30, 2001.

       In connection with the cancellation and exchange of these warrants, the holders of the Series B Preferred and the holders of Series C 7% Convertible Preferred Stock (the "Series C Preferred") agreed to waive certain anti-dilution rights afforded by certain outstanding warrants, the Series B Preferred and the Series C Preferred.

  (b)  Series C Warrants - In June 2001, the Company offered to exchange into
       -----------------
       shares of common stock (the "Series C Exchange Offer") (i) 12,655,000 warrants (the "Investor Warrants") that were issued to holders of the Series C Preferred, (ii) 8,293,000 warrants (the "Agent's Warrants") that were issued to Commonwealth Associates, L.P. ("Commonwealth") in connection with the private placement of the Series C Preferred, and
       (iii) 1,000,000 warrants (the "Advisory Warrants") that were issued to Commonwealth for certain advisory services that Commonwealth provided to the Company. Under the terms of the Series C Exchange Offer, the Company would issue 0.75 shares of its common stock for each Investor Warrant,
       0.75 shares of its common stock for each Agent's Warrant, and 0.625 shares of its common stock for each Advisory Warrant.

       The Series C Exchange Offer solicitation is open until August 15, 2001 and will be completed by the Company if holders of at least 80% of the Investor Warrants, holders of at least 80% of the Agent's Warrants and holders of at least 80% of the Advisory Warrants agree to the exchange. The Company may extend the solicitation deadline and/or accept less than the 80% threshold in its sole discretion. All shares exchanged are subject to a lock-up through February 15, 2002 and, in accordance with the Series C Exchange Offer, the Company is required to register these shares. As a result of the Series C Exchange Offer, assuming full participation, ProxyMed expects to record a deemed dividend charge of approximately $2.6 million during the third quarter of 2001.

  (c)  Stock Options - In April 2001, the Company's Board of Directors
       -------------
       authorized the issuance of 975,000 options to purchase the Company's common stock to ProxyMed's executive and senior management as part of their compensation plan for the 2001 year. Of these options granted, 290,000 were issued with an exercise price of $1.01 under available stock option plans, and the balance of 685,000 options were granted under the Company's proposed 2001 Stock Option Plan, subject to approval by the Company's shareholders at its annual meeting on July 25, 2001. The shareholders approved a new 2001 Stock Option Plan and the 685,000 options were issued with an exercise price of $0.92 per share. These options are for a ten-year term and vest after five years. In addition, these options contain a clause which enables the accelerated vesting of a portion or all of the options if specific, pre-determined individual performance goals are met during the 2001 year.

  (d)  Conversions of Preferred Stock - As of June 30, 2001, 7,100 shares of
       ------------------------------
       Series C Preferred had been converted into 710,000 shares of common stock.

(6)  Segment Information
     -------------------

     ProxyMed operates in two reportable segments that offer different services and products: (i) electronic healthcare transaction processing; and (ii) laboratory communication devices and services. Electronic healthcare transaction processing includes transaction and value-added services principally between physicians and insurance companies (payer services) and physicians and pharmacies (prescription services); and laboratory communication devices and services includes the sales, leasing and servicing of communication devices principally to laboratories and the contract manufacturing of printed circuit boards (laboratory services). Inter-segment sales are not material, and there were no foreign sales for any periods presented. The operations of MDP are included in the healthcare transaction processing segment (payer services).

                                                                     Six Months Ended June 30,
                                                                 ----------------------------------
                                                                      2001                2000
                                                                 --------------       -------------
     Net revenues:
       Electronic healthcare transaction processing              $    6,807,500       $   4,790,700
       Laboratory communication devices and services                 11,798,700          10,871,100
                                                                 --------------       -------------
                                                                 $   18,606,200       $  15,661,800
                                                                 ==============       =============

     Operating income (loss):
       Electronic healthcare transaction processing              $   (5,193,600)      $  (8,619,800)
       Laboratory communication devices and services                  1,879,400           1,258,600
       Corporate and consolidating                                   (2,116,900)         (3,715,900)
       Restructuring charges                                                  -          (1,415,000)
                                                                 --------------       -------------
                                                                 $   (5,431,100)      $ (12,492,100)
                                                                 ==============       =============

                                                                              June 30,
                                                                 ----------------------------------
                                                                      2001                 2000
                                                                 --------------       -------------
     Total assets:
       Electronic healthcare transaction processing               $  16,349,100       $  18,265,400
       Laboratory communication devices and services                  7,182,700           7,899,300
       Corporate and consolidating                                    6,052,700          11,561,300
                                                                 --------------       -------------
                                                                 $   29,584,500       $  37,726,000
                                                                 ==============       =============

(7)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------

                                                                                   Six Months Ended June 30,
                                                                             ------------------------------------
                                                                                 2001                    2000
                                                                             ------------            -------------
Common stock issued for payment of preferred stock dividends                 $    830,500            $     223,800
                                                                             ============            =============

Acquisition of business:
     Debt issued for business acquired                                          7,000,000                        -
     Other acquisition costs accrued                                               50,000                        -
     Details of acquisition:
         Working capital components, other than cash                             (302,400)                       -
         Property and equipment                                                  (165,000)                       -
         Goodwill                                                              (9,578,800)                       -
         Other assets                                                              (3,800)                       -
                                                                             ------------            -------------
            Net cash used in acquisition                                   $   (3,000,000)           $           -
                                                                             ============            =============

Disposition of businesses:
     Common stock received                                                              -               (1,929,800)
     Notes and other receivables received                                               -               (1,723,100)
     Net gain recognized                                                                -                  511,100
     Detail of dispositions:
         Working capital components, other than cash                                    -                1,940,100
         Property and equipment                                                         -                1,070,900
         Goodwill                                                                       -                  109,700
         Other assets                                                                   -                   21,100
                                                                             ------------            -------------
            Net cash provided by dispositions                                $          -            $           -
                                                                             ============            =============

(8)  Contingency
     -----------

     In December 2000, the Company accrued $200,000 for a deficiency in its licensing of software used in its internal computer systems. In March 2001, an additional $175,000 was accrued for this contingency.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     ProxyMed is an electronic healthcare transaction processing services company providing connectivity services and related value-added products to physicians, payers, medical laboratories, pharmacies, and other healthcare providers. Our electronic transaction processing services support a broad range of both financial and clinical transactions. To facilitate these services, we operate ProxyNet(R), our secure, proprietary national electronic information network, which provides physicians and other primary care providers with direct connectivity to one of the industry's largest group of payers, the largest group of clinical laboratories and the largest group of chain and independent pharmacies. Our products and services are currently provided from our operating facilities located in Fort Lauderdale, Florida; New Albany, Indiana; Santa Ana, California; and Atlanta, Georgia.

     In March 2000, we sold our non-core network integration and prescription drug dispensing segments. These two segments are shown as discontinued operations in the consolidated financial statements.

     In May 2001, the Company acquired substantially all of the assets and the business of MDP Corporation ("MDP"), a privately-owned electronic claims clearinghouse and patient statement processor based in Atlanta, Georgia, for $10 million. ProxyMed paid $3 million at closing and executed a $7 million promissory note payable in May 2002. Interest on this note is payable monthly at 7% simple interest. The assets of MDP collateralize the note.


Results of Operations
---------------------

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000.

     Net Revenues. Consolidated net revenues for the three months ended June 30, 2001 increased by $2,186,400, or 27%, to $10,203,300 from consolidated net revenues of $8,016,900 for the three months ended June 30, 2000. This net increase is primarily due to (i) a 58% increase in the volume of electronic clinical and financial healthcare transactions (including patient statement and claims transaction volume from MDP) offset by decreases in implementation and other fees in our prescription services division (net increase of $1,619,100); and (ii) a 10% revenue increase in our laboratory services division primarily as a result of increased sales of communication device units (increase of $567,300).

     Cost of Sales. Cost of transaction fees, services and license fees include third-party electronic transaction processing costs, certain telecommunication costs, revenue sharing and rebate arrangements with our business partners, third-party databases licenses and certain labor and travel expenses. Cost of sales for communication devices, computer systems and other tangible goods includes hardware, third-party software, and consumable materials. Consolidated cost of sales for the three months ended June 30, 2001 increased as a percentage of revenues compared to the three months ended June 30, 2000 primarily due to (i) direct costs at MDP for our statement processing services (which have a higher direct cost than our other payer services transactions currently offered); and (ii) a shift in the revenue mix in our laboratory services division from lower cost leases to higher cost communication device units. For the remainder of 2001, we are projecting that cost of sales as a percentage of revenues will continue to rise, primarily as a result of the sources of revenue in our payer services division, including our acquisition of MDP. A growing percentage of revenues for this division may be dependent upon paying rebates to our strategic partners.

     Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses for the three months ended June 30, 2001 decreased by $1,994,200, or 28%, to $5,062,800 from consolidated SG&A expenses of $7,057,000 for the three months ended June 30, 2000. This decrease is representative of our goal to closely monitor our expenses and is primarily due to (i) decreases in net payroll, outside labor and related expenses (net of capitalization for software development primarily for proxyMed.com in the 2000 period) due to the effect of our restructuring plan which commenced in May 2000, additional personnel reductions enacted at the end of 2000 and in the first quarter of 2001, and includes the issuance of stock options in lieu of temporary salary reductions in the 2001 period (decrease of $1,000,600); (ii) decreases in selling and marketing expenses for our products and services (decrease of $440,600); (iii) decreases in telecommunication expenses resulting from renegotiating contracts with carriers, the elimination of certain telecommunication services and lower usage (decrease of $135,000); (iv) decreases in bad debt expense as a result of improved collection efforts (decrease of $197,700); (v) decrease in charges for the issuance of compensatory options and warrants to outside consultants as fees related to our financial advisory agreement with Commonwealth Associates ceased to be amortized in April 2001 (decrease of $251,000), offset by (vi) increases in other general expenses (net increase of $30,700). As a result of these factors, consolidated SG&A expenses as a percentage of consolidated net sales decreased to 50% in the 2001 period compared to 88% in the 2000 period.

     Restructuring Charges. In May 2000, we had announced a reorganization plan aimed at reducing costs and reallocating resources. As a result, we reduced our workforce by approximately 70 employees, including the resignation of our chief executive officer, president/chief operating officer, chief financial officer, chief marketing officer, and other management positions. For this plan, we recorded a charge of $1,415,000 in the three months ended June 30, 2000 primarily for severance payments and marketing and termination fees due under telecommunication contracts that were canceled.

     Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2001 decreased by $970,000 to $2,282,400 from depreciation and amortization of $3,252,400 for the three months ended June 30, 2000. This decrease is primarily the result of (i) the concluding of goodwill and purchased technology amortization associated with the 1997 and 1998 acquisitions of IMS and USHDI in the 2001 period (decrease of $1,271,700); (ii) the termination of the exclusivity period related to our 1997 acquisition of PreScribe(R) in June 2000 (decrease of $125,000);
(iii) the write-off of obsolete and impaired fixed assets and previously capitalized software in December 2000 (decrease of $103,700); offset by (iv) the commencement of goodwill amortization from our May 2001 acquisition of MDP (increase of $538,100).

     Interest, Net. We incurred net interest expense of $30,700 for the three months ended June 30, 2001 compared to net interest expense of $4,005,600 for the three months ended June 30, 2000. The 2001 period amount includes interest expense of $81,900 related to the note payable for our acquisition of MDP while the 2000 period reflects charges related to the amortization of costs from our private placement of convertible debt securities completed in June 2000, including approximately $3,203,000 for a beneficial conversion charge resulting from the conversion price of the convertible debt being less than the market price of our stock on the dates of issuance.

     Loss from Continuing Operations. As a result of the foregoing, the loss from continuing operations was $1,893,500 for the three months ended June 30, 2001 compared to a loss of $10,475,200 for the three months ended June 30, 2000.

     Deemed Dividends and Other Charges. We incurred total deemed dividend and other charges of $2,195,300 in the three months ended June 30, 2001 primarily as a result of (i) non-cash accounting charges from the exchange of 4,075,496 warrants into 3,282,423 shares of common stock by our Series B preferred stockholders in April 2001 ($1,854,600) and (ii) quarterly dividends paid to our Series C preferred shareholders through issuance of 440,595 shares of common stock in July 2001 ($339,100). In the three months ended June 30, 2000, as a result of the Redemption and Exchange Agreement entered into in May 2000 with the holders of 13,000 of the 15,000 Series B preferred stock issued in December 1999 and the private placement of convertible debt securities in June 2000, we incurred total charges of $14,412,100 consisting of the following: (i) the unamortized beneficial conversion feature of the debt upon the conversion to the new Series C preferred stock ($9,762,800); (ii) the premiums paid on the redemption of the Series B preferred shares ($2,873,000); (iii) the repricing of existing warrants ($610,100); (iv) the issuance of new warrants ($715,000); and
(v) professional and other fees ($451,200).

     Net Loss Applicable to Common Shareholders. As a result of the foregoing, we recorded a net loss applicable to common shareholders of $4,088,800 for the three months ended June 30, 2001 compared to $24,887,300 for the three months ended June 30, 2000.


Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Net Revenues. Consolidated net revenues for the six months ended June 30, 2001 increased by $2,944,400, or 19%, to $18,606,200 from consolidated net revenues of $15,661,800 for the six months ended June 30, 2000. This net increase is primarily due to (i) a 31% increase in the volume of electronic clinical and financial healthcare transactions (including patient statement and claims transaction volume from MDP) offset by decreases in implementation and other fees in our prescription services division.

(net increase of $2,016,800); and (ii) a 9% revenue increase in our laboratory services division primarily as a result of increased sales of communication device units (increase of $927,600).

     Cost of Sales. Cost of transaction fees, services and license fees include third-party electronic transaction processing costs, certain telecommunication costs, revenue sharing and rebate arrangements with our business partners, third-party databases licenses and certain labor and travel expenses. Cost of sales for communication devices, computer systems and other tangible goods includes hardware, third-party software, and consumable materials. Consolidated cost of sales for the six months ended June 30, 2001 increased as a percentage of revenues compared to the six months ended June 30, 2000 primarily due to (i) direct costs at MDP for our statement processing services (which have a higher direct cost than our other payer services transactions currently offered); and
(ii) a shift in the revenue mix in our laboratory services division from lower cost leases to higher cost communication device units.

     Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses for the six months ended June 30, 2001 decreased by $3,929,100, or 27%, to $10,687,700 from consolidated SG&A expenses of $14,616,800 for the six months ended June 30, 2000. This decrease is representative of our goal to closely monitor our expenses and is primarily due to (i) decreases in payroll, outside labor and related expenses (net of capitalization for software development primarily for proxyMed.com in the 2000 period) due to the effect of our restructuring plan which commenced in May 2000, additional personnel reductions enacted at the end of 2000 and in the first quarter of 2001, and includes issuance of stock options in lieu of temporary salary reductions in the 2001 period (decrease of $2,610,900); (ii) decreases in selling and marketing expenses for our products and services (decrease of $937,500); (iii) decrease in bad debt expense as a result of improved collection efforts (decrease of $254,600); and (iv) decreases in other general expenses (net decrease of $106,100). As a result of these factors, consolidated SG&A expenses as a percentage of consolidated net sales decreased to 57% in the 2001 period from 93% in the 2000 period.

     Restructuring Charges. In May 2000, we had announced a reorganization plan aimed at reducing costs and reallocating resources. As a result, we reduced our workforce by approximately 70 employees, including the resignation of our chief executive officer, president/chief operating officer, chief financial officer, chief marketing officer, and other management positions. For this plan, we recorded a charge of $1,415,000 in the six months ended June 30, 2000 primarily for severance payments and marketing and termination fees due under telecommunication contracts that were canceled.

     Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2001 decreased by $1,233,400 to $5,302,200 from depreciation and amortization of $6,535,600 for the six months ended June 30, 2000. This decrease is primarily the result of (i) the concluding of goodwill and purchased technology amortization associated with the 1997 and 1998 acquisitions of IMS and USHDI in the 2001 period (decrease of $1,271,700); (ii) the termination of the exclusivity period related to our 1997 acquisition of PreScribe(R) in June 2000 (decrease of $250,000); (iii) the write-off of obsolete and impaired fixed assets and previously capitalized software in December 2000 (decrease of $183,800); offset by (iv) the commencement of goodwill amortization from our May 2001 acquisition of MDP (increase of $538,100).

     Interest, Net. We earned net interest income of $70,500 for the six months ended June 30, 2001 whereas we incurred net interest expense of $3,912,400 for the six months ended June 30, 2000. The 2001 period amount includes interest expense of $81,900 related to the note payable for our acquisition of MDP while the 2000 period reflects charges related to the amortization of costs from our private placement of convertible debt securities completed in June 2000, including approximately $3,203,000 for a beneficial conversion charge resulting from the conversion price of the convertible debt being less than the market price of our stock on the dates of issuance.

     Loss from Continuing Operations. As a result of the foregoing, the loss from continuing operations was $5,360,600 for the six months ended June 30, 2001 compared to $16,404,500 for the six months ended June 30, 2000.

     Deemed Dividends and Other Charges. We incurred total deemed dividend and other charges of $4,656,400 in the six months ended June 30, 2001 primarily as a result of (i) non-cash accounting charges from the anti-dilution reset in number and price of certain warrants issued to our Series B preferred stockholders in February 2001 ($1,968,000); (ii) non-cash accounting charges from the exchange of 4,075,496 warrants into 3,282,423 shares of common stock by our Series B preferred stockholders in April 2001 ($1,854,600); and (iii) dividends paid to our Series C preferred shareholders through issuance of 877,435 shares of common stock in 2001 ($830,500). In the six months ended June 30, 2000, as a result of the Redemption and Exchange Agreement entered into in May 2000 with the holders of 13,000 of the 15,000 Series B preferred stock issued in December 1999 and the private placement of convertible debt securities in June 2000, we incurred charges of $14,412,100 consisting of the following: (i) the unamortized beneficial conversion feature of the debt upon the conversion to the new
Series C preferred stock ($9,762,800); (ii) the premiums paid on the redemption of the Series B preferred shares ($2,873,000); (iii) the repricing of existing warrants ($610,100); (iv) the issuance of new warrants ($715,000); and (v) professional and other fees ($451,200). Additionally, in the six months ended June 30, 2000, we paid dividends to the holders of our Series B preferred stock by issuing 29,278 shares of our common stock in April 2000 ($223,770).

     Net Loss Applicable to Common Shareholders. As a result of the foregoing, we recorded a net loss applicable to common shareholders of $10,017,000 for the six months ended June 30, 2001 compared to $30,833,100 for the six months ended June 30, 2000.


Liquidity and Capital Resources
-------------------------------

     In the six month period ended June 30, 2001, cash used in operating activities totaled $310,600. This was primarily due to our net loss partially offset by depreciation and amortization charges and non-cash compensatory stock option and warrants. During this period, we paid $3,000,000 as our initial payment for our acquisition of MDP in May

2001; paid $396,400 for fixed assets; paid $100,900 against our capital leases, including the payoff of a note payable assumed as a result of our acquisition of MDP; paid dividends to the holders of Series B preferred stock with cash payments of $1,600; and paid dividends totaling $830,500 to the holders of our Series C preferred stock by issuing 877,435 shares of our common stock. These activities were principally financed through available cash resources. After these activities, we had cash and cash equivalents totaling $5,033,900 as of June 30, 2001.

     These available funds continue to be used for operations, strategic acquisitions, the further development of our products and services, and other general corporate purposes. In May 2001, we acquired the assets of MDP Corporation. We paid $3 million at closing and executed a $7 million promissory note payable in May 2002. The acquisition of MDP has been and is expected to continue to be accretive to our operations. In addition to our acquisition of MDP, we continue to evaluate other acquisition opportunities and strategic alternatives that may add synergies to our product offerings and business strategy.

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

     At the current time, we do not have any material commitments for capital expenditures. However, we have identified approximately $700,000 in capital expenditure purchases to be made in 2001 relating to HIPAA compliance for our computer networks and facilities. Through June 30, 2001, we have spent approximately $128,000 towards this project. Additionally, we have reserved $375,000 for the software licensing contingency deficiency that was brought to our attention in late 2000.

     As we have successfully increased revenues and reduced our expenses subsequent to December 2000, we achieved our goal of positive operational cash flows in the second quarter of 2001; however, we must be able to maintain and increase our revenues and keep our expenses in check to sustain this positive momentum. We believe that we can continue to make progress in our business strategy and achieve net income profitability in early 2002. While our payer services and laboratory services divisions continue to generate positive cash flows, our prescription services division has not generated positive cash flows to date. In addition, through April 2000, we were incurring significant expense to expand our proxyMed.com portal and to support our corporate staff. As a result, we reduced expenditures, including the layoff of operations and corporate employees between the fourth quarter of 2000 and the first quarter of 2001. We continue to believe that there will ultimately be significant opportunities in the electronic prescription transaction space. Today, we continue to support our existing prescription services customers with appropriate levels of service. Going forward, as the market grows transaction volume through increased physician adoption and utilization, we intend to be ready to take advantage of such opportunities.

     With our completed acquisition of MDP, we have monthly cash interest charges of approximately $41,000 and a $7 million debt payment due in May 2002. Based on our current level of revenues and expenditures, we believe that our operations, including the operations of MDP, will provide funding for a portion of this debt, but that we will need to raise funds through the issuance of additional equity or debt in the public or private capital markets, the securing of an asset-based line of credit, or the sale of non-core assets in order to pay off any remaining debt, to fund specific research and development projects or to pursue additional strategic acquisitions. Our ability to raise any additional funds may be adversely affected if, among other things, we do not continue to improve our operating performance or achieve increased market acceptance of our products and services. There can be no assurance that any additional funding will be available to us, or if available, that it will be available on acceptable terms. If we are successful in obtaining additional financing, the terms of the financing may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of our common stock. Failure to obtain additional financing could have a material impact on our financial position and our ability to successfully execute our business plan and may put us at a competitive disadvantage.


New Accounting Pronouncements
-----------------------------

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interest method for business combinations and requires application of the purchase method. SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization (impairment) approach. SFAS No. 142 requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the SFAS No. 142 by calendar year companies on January 1, 2002. We are currently studying the impact of these statements on our financial position, results of operations and cash flows.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private
----------------------------------------------------------------------
Securities Litigation Reform Act of 1995
----------------------------------------

     This document contains forward-looking statements that reflect our current assumptions and expectations regarding future events. While these statements reflect our current judgment, they are subject to risks and uncertainties. Actual results may differ significantly from projected results due to a number of factors, including, but not limited to, the soundness of our business strategies relative to the perceived market opportunities; the successful integration of our acquisition of MDP; the successful exchange of our Series C related warrants into common stock; our ability to successfully develop, market, sell, install and upgrade our clinical and financial transaction services and applications to physicians, payers, medical laboratories and pharmacies; our ability to compete effectively on price and support services; our assessment of the healthcare industry's need, desire and ability to become technology efficient; and our ability and that of our business associates to comply with various government rules regarding healthcare information and patient privacy. These and other risk factors are more fully discussed in our filings with the Securities and Exchange Commission, which we strongly urge you to read. We expressly disclaim any intent or obligation to update any forward-looking statements. When used in this document, the words "believes", "estimated", "expects", "anticipates", "may" and similar expressions are intended to identify forward-looking statements.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

    Not Applicable.

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 2.  Changes in Securities and Use of Proceeds

     Not Applicable.


Item 4. - Submission of Matters to a Vote of Security Holders

     Subsequent to the quarter ended June 30, 2001, at the Company's annual meeting held on July 25, 2001, the shareholders approved the following resolutions:

     - Election of Directors. The following persons were elected to serve on the Board of Directors until the next annual meeting of the shareholders or until the election and qualification of their respective successors: Michael K. Hoover, Harold S. Blue, Edwin M. Cooperman, Gerald B. Cramer, Donald G Drapkin, Michael S. Falk, Thomas E. Hodapp, Bertram J. Polan, and Eugene R. Terry. The total number of votes cast for directors was 27,267,568, and each director received between 26,323,206 and 26,565,045 votes in favor and between 702,523 and 944,362 votes withheld (including broker non-votes).

     - Adoption of the 2001 Stock Option Plan. The total number of votes cast for this proposal, which provides for the issuance of up to 5,000,000 shares of common stock upon the exercise of options by our employees, officers and directors effective July 25, 2001, was 14,477,762. Of these votes, 12,362,174 were in favor, 1,927,371 were against and 188,217 abstained.

     - Adoption of the amendment of the Company's restated Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000. The total number of votes cast for this proposal, which approves an additional 100,000,000 authorized shares of Common Stock, par value $.001, was 27,267,568. Of these votes, 25,373,669 were in favor, 1,799,615 were against and 94,284 abstained.

Item 6. - Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

             - None

     (b)  Reports on Form 8-K:

             - April 24, 2001 - Report on exchange agreement reached with ProxyMed's Series B Preferred warrantholders.

             - May 1, 2001 - Report on the acquisition of the assets of MDP Corporation.

             - June 15, 2001 - Report on exchange offer to ProxyMed's Series C Preferred warrantholders.

                                   SIGNATURES
                                   ----------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ProxyMed, Inc.
                                        (Registrant)



August 6, 2001                          /s/ Judson E. Schmid
--------------                          --------------------
  (Date)                                Judson E. Schmid
                                         Executive Vice-President and
                                         Chief Financial Officer