Form 10-Q
period 2001-09-30
PROXYMED INC /FT LAUDERDALE/
filed 2001-11-13
CIK 906337

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         _____________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                         Common Stock, $.001 Par Value
                    3,077,875 Shares as of November 9, 2001

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1 - FINANCIAL STATEMENTS.

                        PROXYMED, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (unaudited)

                                                                                  September 30,      December 31,
                             Assets                                                   2001               2000
                             ------                                               ------------       -----------
Current assets:
      Cash and cash equivalents                                                   $  5,448,300       $ 8,841,100
      Accounts receivable - trade, net                                               5,817,200         4,174,700
      Other receivables                                                                 83,300           198,400
      Inventory                                                                      3,784,000         2,640,700
      Other current assets                                                             517,500           860,800
                                                                                  ------------       -----------
         Total current assets                                                       15,650,300        16,715,700
Property and equipment, net                                                          3,793,300         3,905,000
Goodwill, net                                                                        8,873,100         3,038,600
Purchased technology, capitalized software and other intangibles, net                2,108,500         3,942,400
Other assets                                                                            53,300            64,700
                                                                                  ------------       -----------

         Total assets                                                             $ 30,478,500       $27,666,400
                                                                                  ============       ===========

              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
      Note payable                                                                $  7,000,000       $         -
      Accounts payable and accrued expenses                                          6,192,800         4,246,400
      Deferred revenue and other current liabilities                                   646,300           313,800
                                                                                  ------------       -----------
         Total current liabilities                                                  13,839,100         4,560,200
Long-term deferred revenue and other long-term liabilities                             527,600           729,100
                                                                                  ------------       -----------
         Total liabilities                                                          14,366,700         5,289,300
                                                                                  ------------       -----------

Stockholders' equity:
      Series B 6% Convertible preferred stock - $.01 par value.
         Authorized and issued 15,000 shares; outstanding 110 shares;
         liquidation preference $110,000                                                     -                 -
      Series C 7% Convertible preferred stock - $.01 par value.
         Authorized 300,000 shares; issued and outstanding 209,290 and
         253,265 shares, respectively; liquidation preference $21,050,000
         and $25,326,500, respectively                                                   2,100             2,500
      Common stock - $.001 par value. Authorized 13,333,333 shares;
         issued and outstanding 3,024,530 (after deducting 15,061
         shares in treasury) and 1,372,899 shares, respectively                          3,000             1,400
      Additional paid-in capital                                                   113,084,900       113,234,500
      Accumulated deficit                                                          (96,542,300)      (90,425,400)
      Note receivable from stockholder                                                (435,900)         (435,900)
                                                                                  ------------       -----------
         Total stockholders' equity                                                 16,111,800        22,377,100
                                                                                  ------------       -----------

         Total liabilities and stockholders' equity                               $ 30,478,500       $27,666,400
                                                                                  ============       ===========

See accompanying notes.

                       PROXYMED, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (unaudited)

                                                      Three Months Ended September 30,         Nine Months Ended September 30,
                                                      --------------------------------         -------------------------------
                                                         2001                 2000                  2001              2000
                                                      -----------         ------------         -------------      ------------
Revenues:
     Transaction fees, services and license fees      $ 6,365,300          $ 4,404,000          $ 16,479,700      $ 13,305,400
     Communication devices, computer systems
         and other tangible goods                       5,485,700            4,709,700            13,977,400        11,470,000
                                                      -----------          -----------          ------------      ------------
                                                       11,851,000            9,113,700            30,457,100        24,775,400
                                                      -----------          -----------          ------------      ------------

Costs and expenses:
     Cost of services                                   1,962,900              372,100             4,247,800         1,254,900
     Cost of tangible goods                             3,900,400            3,178,200             9,662,900         7,889,500
     Selling, general and administrative expenses       5,233,400            6,302,600            15,921,100        20,911,800
     Restructuring charges                                      -                    -                     -         1,415,000
     Depreciation and amortization                      1,419,900            3,414,900             6,722,100         9,950,500
                                                      -----------          -----------          ------------      ------------
                                                       12,516,600           13,267,800            36,553,900        41,421,700
                                                      -----------          -----------          ------------      ------------

         Operating loss                                  (665,600)          (4,154,100)           (6,096,800)      (16,646,300)

Litigation settlement, net                                      -              688,700                     -           688,700
Interest expense, net                                     (90,700)            (353,200)              (20,100)       (4,265,600)
                                                          -------          -----------          ------------      ------------

         Loss from continuing operations                 (756,300)          (3,818,600)           (6,116,900)      (20,223,200)

Discontinued operations:
     Loss from discontinued operations                          -                    -                     -          (303,900)
     Gain on disposal of discontinued operations                -                    -                     -           511,100
                                                      -----------          -----------          ------------      ------------
                                                                -                    -                     -           207,200
                                                      -----------          -----------          ------------      ------------

         Net loss                                        (756,300)          (3,818,600)           (6,116,900)      (20,016,000)

Deemed dividends and other charges                      3,563,000              992,400             8,219,400        15,628,200
                                                      -----------          -----------          ------------      ------------

         Net loss applicable to common shareholders   $ (4,319,300)        $(4,811,000)         $(14,336,300)     $(35,644,200)
                                                      ============         ===========          ============      ============

Weighted average common shares outstanding              2,339,700            1,334,172             1,783,637         1,281,747
                                                      ===========          ===========          ============      ============

Basic and diluted net income (loss) per
     share of common stock:
         From continuing operations                   $     (1.85)         $     (3.61)         $      (8.04)     $     (27.97)
         From discontinued operations                           -                    -                     -              0.16
                                                      -----------          -----------          ------------      ------------
             Net loss                                 $     (1.85)         $     (3.61)         $      (8.04)     $     (27.81)
                                                      ===========          ===========          ============      ============

                        PROXYMED, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                         Nine Months Ended September 30,
                                                                       ----------------------------------
                                                                            2001                2000
                                                                       -------------       --------------
Cash flows from operating activities:
     Net loss                                                          $ (6,116,900)       $ (20,016,000)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
            Depreciation and amortization                                 6,722,100           10,281,200
            Amortization of private placement related costs                       -            4,474,000
            Restructuring charges                                                 -            1,415,000
            Provision for doubtful accounts                                  54,000              318,800
            Provision for obsolete inventory                                 24,180              180,000
            Compensatory stock options and warrants
                and stock compensation awards issued                        433,300            1,204,800
            Payment for non-compete agreement                                     -             (200,000)
            Net gain on sales of discontinued operations                          -             (511,100)
            Changes in net current assets of discontinued operations              -             (734,600)
            Changes in assets and liabilities, net of
               effect of acquisitions and dispositions:
                Accounts receivable and other receivables                  (807,800)          (1,876,000)
                Inventory                                                (1,119,180)            (757,200)
                Prepaid expenses                                           (166,900)            (107,200)
                Accounts payable and accrued expenses                     1,689,400             (641,400)
                Deferred revenue                                           (129,800)             (61,200)
                Other, net                                                  (52,100)             (32,500)
                                                                       -------------       --------------
         Net cash provided by (used in) operating activities                530,300           (7,063,400)
                                                                       -------------       --------------

Cash flows from investing activities:
     Acquisition of business                                             (3,000,000)                   -
     Short term investments                                              (3,000,000)                   -
     Redemption of short term investments                                 3,000,000                    -
     Capital expenditures                                                  (783,800)            (821,000)
     Capital expenditures of discontinued operations                              -             (230,100)
     Capitalized software                                                         -           (1,610,700)
     Payments for acquisition-related costs                                 (42,400)             (13,200)
                                                                       -------------       --------------
         Net cash used in investing activities                           (3,826,200)          (2,675,000)
                                                                       -------------       --------------

Cash flows from financing activities:
     Proceeds from sale of convertible debt securities                            -           21,332,300
     Proceeds from sale of preferred stock                                        -            1,000,000
     Redemption of convertible preferred stock                                    -          (15,774,100)
     Proceeds from exercise of stock options and warrants                                        426,800
     Dividends on preferred stock                                            (4,900)                   -
     Collections on notes receivable                                         34,200            1,636,500
     Draw on line of credit                                                       -            2,000,000
     Repayment of line of credit                                                  -           (3,000,000)
     Payment of note payable, capital leases and long-term debt            (126,200)            (426,100)
                                                                       -------------       --------------
         Net cash provided by (used in) financing activities                (96,900)           7,195,400
                                                                       -------------       --------------

Net decrease in cash and cash equivalents                                (3,392,800)          (2,543,000)
Cash and cash equivalents at beginning of period                          8,841,100           11,487,900
                                                                       -------------       --------------
Cash and cash equivalents at end of period                             $  5,448,300         $  8,944,900
                                                                       =============       ==============

See accompanying notes.

                        PROXYMED, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a) Basis of Presentation - The accompanying unaudited condensed
         ---------------------
         consolidated financial statements of ProxyMed, Inc. and subsidiaries ("ProxyMed" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

         On March 31, 2000, the Company sold its non-core network integration and prescription drug dispensing segments. These two segments are shown as discontinued operations and the consolidated financial statements and related notes have been reclassified to segregate the net assets and operating results of these segments (see Note 3).

         In May 2001, the Company acquired substantially all of the assets and the business of MDP Corporation ("MDP") for $10 million (see Note 2). ProxyMed paid $3 million cash at closing and obligated itself with monthly cash interest payments and a $7 million debt payment due in May 2002. ProxyMed believes that its current operations, including the operations of MDP, will provide funding for a portion of this debt, but that it will need to raise funds through the issuance of additional equity or debt in the public or private capital markets, the securing of an asset-based line of credit, or the sale of non-core assets in order to pay off any remaining portion of the debt. The Company's ability to raise additional funds may be adversely affected if the Company does not continue to improve its operating performance or achieve increased market acceptance of its products and services. There can be no assurance that additional funding will be available to the Company or that, if available, it will be available on terms favorable to the Company. Failure to obtain additional financing could have a material adverse impact on the Company's financial position and its ability to operate in the ordinary course of business.

         On August 21, 2001, the Company's Board of Directors effected a 1-for-15 reverse stock split of the Company's common stock, par value $.001 per share. All share and per share amounts have been restated to reflect this transaction.

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

     (c) Net Loss Per Share - Basic net loss per share of common stock is
         ------------------
         computed by dividing net loss applicable to common shareholders by the weighted average shares of common stock outstanding during the year. Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock; however, stock options, warrants and contingent shares totaling 1,009,268 shares and 2,414,989 shares at September 30, 2001 and 2000, respectively, as well as common shares issuable on conversion of both Series B and Series C preferred stock (1,403,333 and 1,695,411 shares, if converted on September 30, 2001 and 2000, respectively), were excluded from the calculation of diluted per share results because their effect was antidilutive.

     (d) New Accounting Pronouncements - In June 2001, the Financial Accounting
         -----------------------------
         Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 eliminates the pooling-of-interest method for business combinations and requires application of the purchase method. SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization (impairment) approach. SFAS No. 142 requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the SFAS No. 142 by calendar year companies on January 1, 2002. The Company is currently studying the impact of these statements on its financial position, results of operations and cash flows.

     (e) Reclassifications - Certain prior year amounts have been reclassified
         -----------------
         to conform to the current year presentation.


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

   The following unaudited pro forma summary presents the consolidated results of operations of ProxyMed and MDP as if the acquisition of this business had occurred at the beginning of 2000, including additional pro forma amortization of goodwill of $1,064,400 and $2,396,300 and interest expense of $161,100 and $366,900 for the nine months ended September 30, 2001 and 2000, respectively. These pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place at those dates, or of results which may occur in the future.

                                              Nine Months Ended September 30,
                                             ---------------------------------
                                                  2001               2000
                                              ------------       ------------
         Revenues                             $ 32,711,700       $ 29,571,300
         Loss from continuing operations $ (7,095,500) $(22,671,100) Net loss applicable to
              common shareholders             $(15,314,900)      $(38,299,300)
         Basic and diluted net loss
              per share of common stock       $      (8.59)      $     (28.71)


(3) Discontinued Operations
    -----------------------

   In March 2000, ProxyMed sold its non-core network integration and prescription drug dispensing segments in separate transactions. Proceeds from the sale of the network integration segment were $3,398,000 and were paid with 13,928 shares of ProxyMed common stock (valued at $1,776,000, the closing market price of the common stock on the date of closing, and recorded as treasury stock) and a note receivable of $1,622,000 due on July 31, 2000. The sale resulted in a final gain of $608,400 (originally reported as a gain of $574,200 at June 30, 2000). As of August 3, 2000, all amounts due under this note receivable had been collected.

   Proceeds from the sale of the prescription drug dispensing segment were $255,000 and were paid with 1,133 shares of ProxyMed common stock (valued at $154,000, the closing market price of the common stock on the date of closing, and recorded as treasury stock) and a note receivable of $101,000 payable in monthly installments over two years and bearing interest at 9% per annum. The sale resulted in a loss of $63,100.

  The following table represents the results of discontinued operations for the nine months ended September 30, 2001 and 2000:

                                                   2001             2000
                                                 -----------     -----------
          Net revenues:
               Network integration               $         -     $ 2,371,700
               Prescription drug dispensing                -         574,700
                                                 -----------     -----------
                                                 $         -     $ 2,946,400
                                                 ===========     ===========

          Net income (loss):
               Network integration               $         -     $  (327,700)
               Prescription drug dispensing                -          23,800
                                                 -----------     -----------
                                                 $         -     $  (303,900)
                                                 ===========     ===========

(4) Inventory
    ---------

  Inventory consists of the following at September 30, 2001:

          Materials, supplies and component parts     $ 2,334,700
          Work in process                                 307,800
          Finished goods                                1,141,500
                                                      -----------
                                                      $ 3,784,000
                                                      ===========

(5) Equity Transactions
    -------------------

    (a) Series B Warrants - In April 2001, the Company entered into exchange
        -----------------
        agreements (the "Series B Exchange Agreements") with the former holders of $13,000,000 of its $15,000,000 Series B 6% Convertible Preferred Stock (the "Series B Preferred"). The Company and such holders had previously entered into a Redemption and Exchange Agreement, dated
        May 4, 2000 (the "Redemption Agreement"). Under the terms of the Redemption Agreement, 46,222 warrants to purchase the Company's common stock issued to the holders of the Series B Preferred subject to the Redemption Agreement were exchanged for new warrants (the "Exchanged Warrants") with an exercise price of $22.50 per share. In addition, such holders received, in the aggregate 43,333 additional warrants (the "New Warrants") at an exercise price of $22.50 per share. In February 2001, the Exchanged Warrants were reset under anti-dilution provisions contained therein into an aggregate of 228,366 warrants with a new exercise price of $18.88245 per share. As a result of this warrant reset, the Company recorded a deemed dividend charge of $1,968,000 in the quarter ended March 31, 2001.

        Under the Series B Exchange Agreements, the Company canceled and exchanged all outstanding Exchanged Warrants and New Warrants for an aggregate of 218,828 shares of common stock. In accordance with the terms of the Series B Exchange Agreements, the Company registered these shares under Form S-3 effective on June 25, 2001. For this transaction, the Company recorded a deemed dividend charge of $1,854,600 in the quarter ended June 30, 2001.

     In connection with the cancellation and exchange of these warrants, the holders of the Series B Preferred and the holders of Series C 7% Convertible Preferred Stock (the "Series C Preferred") agreed to waive certain anti-dilution rights afforded by certain outstanding warrants, the Series B Preferred and the Series C Preferred.

(b)  Series C Warrants - In June 2001, the Company offered to exchange into
     -----------------
     shares of common stock (the "Series C Exchange Offer") (i) 843,667 warrants (the "Investor Warrants") that were issued to holders of the Series C Preferred, (ii) 552,867 warrants (the "Agent's Warrants") that were issued to Commonwealth Associates, L.P. ("Commonwealth") in connection with the private placement of the Series C Preferred, and (iii) 66,667 warrants (the "Advisory Warrants") that were issued to Commonwealth for certain advisory services that Commonwealth provided to the Company. Under the terms of the Series C Exchange Offer, the Company would issue 0.75 shares of its common stock for each Investor Warrant, 0.75 shares of its common stock for each Agent's Warrant, and 0.625 shares of its common stock for each Advisory Warrant. The Investor Warrants, the Agents' Warrants and the Advisory Warrants are collectively known as the "Series C Warrants".

     On August 15, 2001, the Company canceled and exchanged 1,409,297, or 96.3%, of the 1,463,201 Series C Warrants for 1,048,639 shares of common stock. The shares issued in this exchange are not yet registered but are required to be registered in accordance with terms of the original Subscription Agreement dated June 15, 2000. In connection with the cancellation and exchange of the Series C Warrants, the exchanged shares are subject to an additional lock-up period through February 15, 2002. Additionally, for this transaction, the Company recorded a deemed dividend charge of $3,195,000 in the quarter ended September 30, 2001.

(c)  Stock Options - In April 2001, the Company's Board of Directors authorized
     -------------
     the issuance of 65,000 options to purchase the Company's common stock to ProxyMed's executive and senior management as part of their compensation plan for the 2001 year. Of these options granted, 19,333 options were issued with an exercise price of $15.15 under available stock option plans, and the balance of 45,667 options were granted under the Company's proposed 2001 Stock Option Plan, subject to approval by the Company's shareholders at its annual meeting on July 25, 2001. In July 2001, the shareholders of the Company approved the 2001 Stock Option Plan pursuant to which options to purchase 333,333 shares of common stock may be issued to employees, officers and directors and, as a result, the 45,667 options were issued with an exercise price of $13.80 per share. These options are for a ten-year term and vest after five years. In addition, these options contain a clause which enables the accelerated vesting of a portion or all of the options if specific, pre-determined individual performance goals are met during the 2001 year.

(d)  Conversions of Preferred Stock - As of September 30, 2001, 43,975 shares
     ------------------------------
     of Series C Preferred had been converted into 293,167 shares of common stock. In October 2001, the remaining 110 shares of Series B Preferred were converted into 8,766 shares of common stock.

(e)  Authorized Shares - In July 2001 at its annual meeting of shareholders, the
     -----------------
     shareholders of the Company amended the Company's Articles of Incorporation and approved an increase in the number of authorized shares of common stock, par value $.001 per share, from 6,666,667 to 13,333,333.

(f)  Reverse Stock Split - On August 21, 2001, the Company's Board of Directors
     -------------------
     effected a 1-for-15 reverse stock split of its common stock whereby each 15 shares of common stock was exchanged for one new share of common stock. As a result of this reverse stock split, the par value of the common stock remained unchanged at $.001 per share and no cash was issued for fractional interests.


(6)  Segment Information
     -------------------

     ProxyMed operates in two reportable segments that offer different services and products: (i) electronic healthcare transaction processing; and (ii) laboratory communication devices and services. Electronic healthcare transaction processing includes transaction and value-added services principally between physicians and insurance companies (payer services) and physicians and pharmacies (prescription services); and laboratory communication devices and services includes the sales, leasing and servicing of communication devices principally to laboratories and the contract manufacturing of printed circuit boards (laboratory services). Inter-segment sales are not material, and there were no foreign sales for any periods presented. The operations of MDP are included in the electronic healthcare transaction processing segment (payer services).

                                                         Three Months Ended September 30,           Nine Months Ended September 30,
                                                       ----------------------------------          --------------------------------
                                                            2001                 2000                  2001                 2000
                                                       -------------         ------------          ------------       -------------
Net revenues:
  Electronic healthcare transaction processing         $   4,726,200         $  2,305,000          $ 11,533,600       $   7,095,700
  Laboratory communication devices and services            7,124,800            6,808,700            18,923,500          17,679,700
                                                       -------------         ------------         -------------       -------------
                                                       $  11,851,000         $  9,113,700          $ 30,457,100       $  24,775,400
                                                       =============         ============         =============       =============

Operating income (loss):
  Electronic healthcare transaction processing         $  (1,014,600)        $ (4,083,900)         $ (6,208,400)      $ (12,703,600)
  Laboratory communication devices and services            1,020,800            1,622,600             2,900,300           3,196,000
  Corporate and consolidating                               (671,800)          (1,692,800)           (2,788,700)         (5,723,700)
  Restructuring charges                                            -                    -                     -          (1,415,000)
                                                       -------------         ------------         -------------       -------------
                                                       $    (665,600)        $ (4,154,100)         $ (6,096,800)      $ (16,646,300)
                                                       ==============        =============        ==============      ==============

                                                                  September 30,
                                                       -----------------------------------
Total assets:                                               2001                 2000
                                                       --------------        -------------
  Electronic healthcare transaction processing         $   9,174,600         $ 12,991,300
  Laboratory communication devices and services           14,967,800           10,316,700
  Corporate and consolidating                              6,336,100           12,107,800
                                                       --------------        -------------
                                                       $  30,478,500         $ 35,415,800
                                                       ==============        =============

(7)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------

                                                                                     Nine Months Ended September 30,
                                                                                   ----------------------------------
                                                                                      2001                   2000
                                                                                   ------------           -----------
Common stock issued for payment of preferred stock dividends                       $  1,196,900           $   223,800
                                                                                   ============           ===========
Acquisition of business:
     Debt issued for business acquired                                             $  7,000,000           $         -
     Other acquisition costs accrued                                                     50,000                     -
     Details of acquisition:
         Working capital components, other than cash                                   (302,400)                    -
         Property and equipment                                                        (165,000)                    -
         Goodwill                                                                    (9,578,800)                    -
         Other assets                                                                    (3,800)                    -
                                                                                   ------------           -----------
            Net cash used in acquisition                                           $ (3,000,000)          $         -
                                                                                   ============           ===========

Disposition of businesses:
     Common stock received                                                         $          -           $(1,929,800)
     Notes and other receivables received                                                     -            (1,723,100)
     Net gain recognized                                                                      -               511,100
     Detail of dispositions:
         Working capital components, other than cash                                          -             1,940,100
         Property and equipment                                                               -             1,070,900
         Goodwill                                                                             -               109,700
         Other assets                                                                         -                21,100
                                                                                   ------------           -----------
            Net cash provided by dispositions                                      $          -           $         -
                                                                                   ============           ===========

(8)  Contingency
     -----------

         In December 2000, the Company accrued $200,000 for a deficiency in its licensing of software used in its internal computer systems. In March 2001, an additional $175,000 was accrued for this contingency. In October 2001, the Company settled this software licensing contingency for $350,000.

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

    On August 21, 2001, the Company's Board of Directors effected a 1-for-15 reverse stock split of the Company's common stock, par value $.001 per share. All share and per share amounts have been restated to reflect this transaction.

Results of Operations
---------------------

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000.

    Net Revenues. Consolidated net revenues for the three months ended September 30, 2001 increased by $2,737,300, or 30%, to $11,851,000 from consolidated net revenues of $9,113,700 for the three months ended
September 30, 2000. This net increase is primarily due to (i) a 56% increase in the volume of electronic clinical and financial healthcare transactions (included is the first full quarter of patient statement and claims transaction volume from MDP) offset by decreases in implementation and other fees in our prescription services division (net increase of $2,421,200); and (ii) a 5% revenue increase in our laboratory services division primarily as a result of increased sales in communication device units and contract manufacturing offset by decreases in other lab services such as communication device leases and field service events (net increase of $316,100).

     Cost of Sales. Cost of transaction fees, services and license fees include third-party electronic transaction processing costs, certain telecommunication costs, revenue sharing and rebate arrangements with our business partners, third-party databases licenses, and certain labor and travel expenses. Cost of sales for communication devices, computer systems and other tangible goods includes hardware, third-party software, and consumable materials. Consolidated cost of sales for the three months ended September 30, 2001 increased as a percentage of revenues compared to the three months ended September 30, 2000 primarily due to (i) direct costs at MDP for our statement processing services (which have a higher direct cost than other payer services transactions currently offered); and (ii) a shift in the revenue mix in our laboratory services division from lower cost leases to higher cost communication device units and contract manufacturing. For the remainder of 2001, cost of sales as a percentage of revenues may continue to rise, primarily as a result of the sources of revenue in our payer services division, including our acquisition of MDP and revenue derived from our agreement with EDS for the transition of customers of the Maryland Health Information Network ("MHIN") to ProxyMed's clearinghouse. A growing percentage of revenues for this division may be dependent upon paying rebates to our strategic partners.

     Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2001 decreased by $1,069,200, or 20%, to $5,233,400 from consolidated SG&A expenses of $6,302,600 for the three months ended September 30, 2000. This decrease is representative of our goal to closely monitor our expenses and is primarily due to (i) decreases in net payroll, outside labor and related expenses due to the effect of our restructuring plan which commenced in May 2000, additional personnel reductions enacted at the end of 2000 and in the first quarter of 2001 (decrease of $635,600); (ii) decreases in telecommunication expenses resulting from renegotiating contracts with carriers, the elimination of certain telecommunication services and lower usage (decrease of $104,000); (iii) decrease in charges for the issuance of compensatory options and warrants to outside consultants as fees related to our financial advisory agreement with Commonwealth Associates ceased to be amortized in April 2001 (decrease of $550,500); offset by (iv) increases in selling and marketing expenses for our products and services (increase of $98,000); and (v) net increases in other general expenses (net increase of $122,400). As a result of these factors, consolidated SG&A expenses as a percentage of consolidated net sales decreased to 44% in the 2001 period compared to 69% in the 2000 period.

     Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2001 decreased by $1,995,000 to $1,419,900 from depreciation and amortization of $3,414,900 for the three months ended September 30, 2000. This decrease is primarily the result of (i) concluding the amortization of goodwill and purchased technology associated with the 1997 and 1998 acquisitions of IMS and USHDI in the 2001 period (decrease of $2,377,800);
(ii) the write-off of obsolete and impaired fixed assets and previously capitalized software in December 2000 (decrease of $336,300); (iii) decreases in other amortization expense (net decrease of $79,100); offset by (iv) the commencement of goodwill amortization from our May 2001 acquisition of MDP (increase of $798,200).

     Interest, Net. We incurred net interest expense of $90,700 for the three months ended September 30, 2001 compared to net interest expense of $353,200 for the three months ended September 30, 2000. The 2001 period amount includes interest expense of $123,500 related to the note payable for our acquisition of MDP while the 2000 period reflects charges related to the amortization of costs from our private placement of convertible debt securities completed in June 2000 of $480,800. Additionally, as a result of lower cash balances and interest rates, interest income earned decreased by $95,200 between the periods noted.

     Loss from Continuing Operations. As a result of the foregoing, the loss from continuing operations was $665,600 for the three months ended
September 30, 2001 compared to a loss of $4,154,100 for the three months ended September 30, 2000.

     Deemed Dividends and Other Charges. We incurred total deemed dividend and other charges of $3,563,000 in the three months ended September 30, 2001 primarily as a result of (i) non-cash accounting charges from the exchange of 1,409,297 warrants into 1,048,639 shares of common stock by our Series C preferred stockholders in August 2001 ($3,195,000) and (ii) quarterly dividends paid to our Series C preferred shareholders through issuance of shares of common stock in October 2001 and throughout the quarter from conversions of Series C preferred stock into common stock (issued 27,360 shares valued at $366,300).

     Net Loss Applicable to Common Shareholders. As a result of the foregoing, we recorded a net loss applicable to common shareholders of $4,319,300 for the three months ended September 30, 2001 compared to $4,811,000 for the three months ended September 30, 2000.


Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Net Revenues. Consolidated net revenues for the nine months ended September 30, 2001 increased by $5,681,700, or 23%, to $30,457,100 from consolidated net revenues of $24,775,400 for the nine months ended
September 30, 2000. This net increase is primarily due to (i) a 40% increase in the volume of electronic clinical and financial healthcare transactions (including patient statement and claims transaction volume from MDP) offset by decreases in implementation and other fees in our prescription services division (net increase of $4,437,900); and (ii) a 7% revenue increase in our laboratory services division primarily as a result of increased sales of communication device units and contract manufacturing offset by decreases in other lab services such as communication device leases and field service events (net increase of $1,243,800).

     Cost of Sales. Cost of transaction fees, services and license fees include third-party electronic transaction processing costs, certain telecommunication costs, revenue sharing and rebate arrangements with our business partners, third-party databases licenses, and certain labor and travel expenses. Cost of sales for communication devices, computer systems and other tangible goods includes hardware, third-party software, and consumable materials. Consolidated cost of sales for the nine months ended September 30, 2001 increased as a percentage of revenues compared to the nine months ended September 30, 2000 primarily due to
(i) direct costs at MDP for our statement processing services (which have a higher direct cost than our other payer services transactions currently offered); and (ii) a shift in the revenue mix in our laboratory services division from lower cost leases to higher cost communication device units and contract manufacturing.

     Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses for the nine months ended September 30, 2001 decreased by $4,990,700 or 24%, to $15,921,100 from consolidated SG&A expenses of $20,911,800 for the nine months ended September 30, 2000. This decrease is representative of our goal to closely monitor our expenses and is primarily due to (i) decreases in payroll, outside labor and related expenses (net of capitalization for software development primarily for proxyMed.com in the 2000 period) due to the effect of our restructuring plan which commenced in May 2000, additional personnel reductions enacted at the end of 2000 and in the first quarter of 2001, and includes issuance of stock options in lieu of temporary salary reductions in the 2001 period (decrease of $3,281,000); (ii) decreases in selling and marketing expenses for our products and services (decrease of $839,600); (iii) decreases in telecommunication expenses resulting from renegotiating contracts with carriers, the elimination of certain telecommunication services and lower usage (decrease of $370,300); (iv) decrease in bad debt expense as a result of improved collection efforts (decrease of $255,600); (v) decrease in charges for the issuance of compensatory options and warrants to outside consultants as fees related to our financial advisory agreement with Commonwealth Associates ceased to be amortized in April 2001 (decrease of $486,500); offset by (vi) an increase in D&O liability insurance premiums (increase of $170,300); and (vii) net increases in other general expenses (net increase of $43,200). As a result of these factors, consolidated SG&A expenses as a percentage of consolidated net sales decreased to 52% in the 2001 period from 84% in the 2000 period.

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

     Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2001 decreased by $3,228,400 to $6,722,100 from depreciation and amortization of $9,950,500 for the nine months ended September 30, 2000. This decrease is primarily the result of (i) concluding the amortization of goodwill and purchased technology associated with the 1997 and 1998 acquisitions of IMS and USHDI in the 2001 period (decrease of $3,659,500);
(ii) the termination of the exclusivity period related to our 1997 acquisition of PreScribe(R) in

September 2000 (decrease of $250,000); (iii) the write-off of obsolete and impaired fixed assets and previously capitalized software in December 2000 (decrease of $649,300); offset by (iv) the commencement of goodwill amortization from our May 2001 acquisition of MDP (increase of $1,330,400).

     Interest, Net. We incurred net interest expense of $20,100 for the nine months ended September 30, 2001 compared to net interest expense of $4,265,600 for the nine months ended September 30, 2000. The 2001 period amount includes interest expense of $205,400 related to the note payable for our acquisition of MDP while the 2000 period reflects charges related to the amortization of costs from our private placement of convertible debt securities completed in June 2000 including $3,202,900 for a beneficial conversion charge resulting from the conversion price of the convertible debt being less than the market price of our stock on the dates of issuance. Additionally, as a result of lower cash balances and interest rates, interest income earned decreased by $163,600 between the periods noted.

     Loss from Continuing Operations. As a result of the foregoing, the loss from continuing operations was $6,116,900 for the nine months ended
September 30, 2001 compared to $20,223,200 for the nine months ended September 30, 2000.

     Deemed Dividends and Other Charges. We incurred total deemed dividend and other charges of $8,219,400 in the nine months ended September 30, 2001 primarily as a result of (i) non-cash accounting charges from the anti-dilution reset in number and price of certain warrants issued to our Series B preferred stockholders in February 2001 ($1,968,000); (ii) non-cash accounting charges from the exchange of 271,700 warrants into 218,828 shares of common stock by our Series B preferred stockholders in April 2001 ($1,854,600); (iii) non-cash accounting charges from the exchange of 1,409,297 warrants into 1,048,639 shares of common stock by our Series C preferred stockholders in August 2001 ($3,195,000) and (iv) dividends paid to our Series C preferred shareholders through issuance of shares of common stock and from conversions of Series C preferred stock into common stock (issued 85,856 shares valued at $1,196,900). In the nine months ended September 30, 2000, as a result of the Redemption and Exchange Agreement entered into in May 2000 with the holders of 13,000 of the 15,000 Series B preferred stock issued in December 1999 and the private placement of convertible debt securities in September 2000, we incurred charges of $14,412,100 consisting of the following: (i) the unamortized beneficial conversion feature of the debt upon the conversion to the new Series C preferred stock ($9,762,800); (ii) the premiums paid on the redemption of the Series B preferred shares ($2,873,000); (iii) the repricing of existing warrants ($610,100); (iv) the issuance of new warrants ($715,000); and (v) professional and other fees ($451,200). Additionally, in the nine months ended
September 30, 2000, we paid dividends to the holders of our Series B preferred stock by issuing 1,952 shares of our common stock in April 2000 ($223,770).

     Net Loss Applicable to Common Shareholders. As a result of the foregoing, we recorded a net loss applicable to common shareholders of $14,336,300 for the nine months ended September 30, 2001 compared to $35,644,200 for the nine months ended September 30, 2000.

Liquidity and Capital Resources
-------------------------------

     In the nine month period ended September 30, 2001, cash provided by operating activities totaled $530,300. This was primarily due to our net loss partially offset by depreciation and amortization charges and non-cash compensatory stock options and warrants. During this period, we paid $3,000,000 as our initial payment for our acquisition of MDP in May 2001; paid $783,800 for fixed assets; paid $126,200 against our capital leases, including the payoff of a note payable assumed as a result of our acquisition of MDP; paid dividends to the holders of Series B preferred stock with cash payments of $4,900; and paid dividends totaling $1,196,900 to the holders of our Series C preferred stock by issuing 85,856 shares of our common stock. These activities were principally financed through available cash resources. After these activities, we had cash and cash equivalents totaling $5,448,300 as of September 30, 2001.

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

     At the current time, we do not have any material commitments for capital expenditures. However, we have identified approximately $700,000 in capital expenditure purchases to be made in 2001 relating to HIPAA compliance for our computer networks and facilities. Through September 30, 2001, we have spent approximately $297,700 towards this project and may consider additional expenditures in

2002. Additionally, we have reserved $350,000 for the software licensing contingency deficiency that was brought to our attention in late 2000, and this amount was paid in October 2001.

     With our completed acquisition of MDP, we have monthly cash interest charges of approximately $41,000 and a $7 million debt payment due in May 2002. Based on our current level of revenues and expenditures, we believe that our operations, including the operations of MDP, will provide funding for a portion of this debt, but that we will need to raise funds through the issuance of additional equity or debt in the public or private capital markets, the securing of an asset-based line of credit, or the sale of non-core assets in order to pay off any remaining debt, to fund specific research and development projects or to pursue additional strategic acquisitions. Our ability to raise any additional funds may be adversely affected if, among other things, we do not continue to improve our operating performance or achieve increased market acceptance of our products and services. There can be no assurance that any additional funding will be available to us, or if available, that it will be available on acceptable terms. If we are successful in obtaining additional financing, the terms of the financing may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of our common stock. Failure to obtain additional financing could have a material impact on our financial position, our ability to operate in the ordinary course of business, and our ability to successfully execute our business plan, and may put us at a competitive disadvantage.

     Through April 2000, we were incurring significant expense to expand our proxyMed.com portal and to support our corporate staff. As a result, we reduced expenditures, including the layoff of operations and corporate employees between the fourth quarter of 2000 and the first quarter of 2001. Subsequent to December 2000, we have successfully increased revenues and reduced our expenses. We continue to achieve our goal of positive operational cash flows; however, we must be able to maintain and increase our revenues and keep our expenses in check to sustain this positive momentum. We believe that we can continue to make progress in our business strategy and achieve net income profitability in early 2002. While our payer services and laboratory services divisions continue to generate positive cash flows, our prescription services division has not generated positive cash flows to date. However, we continue to believe that there will ultimately be significant opportunities in the electronic prescription transaction industry segment. Today, we continue to support our existing prescription services customers with appropriate levels of service. Going forward, as the market generates greater transaction volume through increased physician adoption and utilization, we intend to be ready to take advantage of such opportunities.

New Accounting Pronouncements
-----------------------------

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 eliminates the pooling-of-interest method for business combinations and requires application of the purchase method. SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization (impairment) approach. SFAS No. 142 requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the SFAS No. 142 by calendar year companies on January 1, 2002. The Company is currently studying the impact of these statements on its financial position, results of operations and cash flows.


Cautionary Statement Pursuant to Safe Harbor Provisions of the Private
----------------------------------------------------------------------
Securities Litigation Reform Act of 1995
----------------------------------------

     This document contains forward-looking statements that reflect our current assumptions and expectations regarding future events. While these statements reflect our current judgment, they are subject to risks and uncertainties. Actual results may differ significantly from projected results due to a number of factors, including, but not limited to, the soundness of our business strategies relative to the perceived market opportunities; the successful integration of our acquisition of MDP; our ability to successfully develop, market, sell, cross-sell, install and upgrade our clinical and financial transaction services and applications to new and current physicians, payers, medical laboratories and pharmacies; our ability to compete effectively on price and support services; our assessment of the healthcare industry's need, desire and ability to become technology efficient; and our ability and that of our business associates to comply with various government rules regarding healthcare information and patient privacy. These and other risk factors are more fully discussed in our filings with the Securities and Exchange Commission, which we strongly urge you to read. We expressly disclaim any intent or obligation to update any forward-looking statements. When used in this document, the words "believes", "estimated", "expects", "anticipates", "may" and similar expressions are intended to identify forward-looking statements.

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

     Not Applicable.


Item 4. - Submission of Matters to a Vote of Security Holders

     Not Applicable.


Item 6. - Exhibits and Reports on Form 8-K.

     (a)    Exhibits:

          - None

     (b)    Reports on Form 8-K:

            - July 2, 2001 - Amendment to report on the acquisition of the assets of MDP Corporation previously filed on May 1, 2001.

            - July 20, 2001 - Report on Second Quarter 2001 Teleconference call held on July 11, 2001, including transcript thereon, pursuant to Regulation FD.

            - August 21, 2001 - Report on completion of exchange of warrants issued in connection with ProxyMed's Series C Preferred warrantholders and 1-for-15 reverse stock split.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ProxyMed, Inc.
                                        (Registrant)



November 13, 2001                       /s/ Judson E. Schmid
-----------------                       -----------------------------
  (Date)                                Judson E. Schmid
                                         Executive Vice President and
                                         Chief Financial Officer