Form 10-K
period 2001-12-31
PROXYMED INC /FT LAUDERDALE/
filed 2002-04-01
CIK 906337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed using $l6.76 per share, the closing price of the registrant's common stock on the Nasdaq National Market on March 27, 2002, was $69,349,922.

         As of March 27, 2002, 5,141,818 shares of the registrant's common stock were issued and outstanding.

         Documents Incorporated by Reference: Definitive Proxy Statement for the registrant's 2002 Annual Meeting of Shareholders (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

                                     PART I

                              ITEM 1. OUR BUSINESS

         ProxyMed, Inc. is an electronic healthcare transaction processing services company providing connectivity services and related value-add products to physician offices, payers, medical laboratories, pharmacies and other healthcare institutions. Unlike our competitors, we maintain an open electronic network for electronic transactions with no equity ownership in businesses engaged in the front-end (i.e., physician practice management software system vendors and other physician desk top vendors) or in the back-end (i.e., payers, laboratories and pharmacies). Our business strategy is to leverage our leadership position in connectivity services in order to establish ProxyMed as the premier provider of automated financial, clinical, and administrative transaction services primarily between small physician offices (offices with one to nine physicians) and payers, clinical laboratories and pharmacies. With our neutral position, we believe that we can better attract both front-end and back-end partners who may be more comfortable doing business with a non-competitive partner.

         Our electronic transaction processing services support a broad range of financial, clinical, and administrative transactions. To facilitate these services, we operate PROXYNET, our secure, proprietary national electronic information network, which provides physicians and other healthcare providers with connectivity to one of the industry's largest group of insurance companies and managed care payers, the largest group of clinical laboratories, and the largest group of chain and independent pharmacies. Our products and services are provided from our four operational facilities located in Fort Lauderdale, Florida; New Albany, Indiana; Santa Ana, California, and Atlanta, Georgia. We also operate our clinical and real-time production computer network from a secure, third-party co-location site in Atlanta, Georgia.

         According to industry analysts, the healthcare marketplace was over a $1.3 trillion industry in 2000, with 600,000 physicians controlling 80% of the spending. The healthcare industry is one of the most transaction oriented industries in the country and generates over 30 billion financial and clinical transactions each year, including new prescription orders, refill authorizations, laboratory orders and results, medical insurance claims, insurance eligibility inquiries, encounter notifications, and referral requests and authorizations. Even with healthcare information technology spending at $22 billion per year and growing at rates of 10% to 20% annually, we believe that the healthcare industry's use of technology lags behind many other transaction-intensive industries, with the vast majority of these healthcare transactions being performed manually and on paper. For physician offices, payers, laboratories and pharmacies to meet the financial, clinical, and administrative demands of an evolving managed care system, we believe that participants in the healthcare system will need to process many of these types of transactions electronically. Due to the number of participants, variety of standards and complexity of establishing reliable and secure communication networks, the healthcare industry needs companies such as ProxyMed with its secure, proprietary systems to facilitate the processing of these transactions, its extensive connectivity to back-end healthcare institutions, and its ability to market to the underserved niche of small physician office practices.

ACQUISITION OF MDP CORPORATION:

         In May 2001, we acquired substantially all of the assets of MDP Corporation, a privately-owned electronic claims clearinghouse and patient statement processor based in Atlanta, Georgia, for $10 million. We paid $3 million at closing and executed a $7 million promissory note, payable in May 2002. Interest on this note was payable monthly at 7% simple interest. In January 2002, we paid this note in full.

REVERSE STOCK SPLIT:

         In August 2001, our Board of Directors effected a 1-for-15 reverse stock split of the our common stock, par value $.001 per share. All share and per share amounts have been restated to reflect this transaction.

SUBSEQUENT EVENT:

         On March 26, 2002, we agreed to sell 1,569,366 shares of unregistered common stock at $15.93 per share in a private placement to four entities affiliated with General Atlantic Partners, LLC ("GAP"), a private equity investment fund. The transaction, which is expected to close on April 5, 2002, will result in net proceeds to us of $25 million. No placement agent was used in this transaction. In addition, we also agreed to issue a two-year warrant for the purchase of 549,279 shares of common stock at $15.93 per share. All shares sold are subject to a one year lock-up agreement from the date of closing. We have agreed to grant GAP certain demand and "piggy back" registration rights starting one year from closing. Additionally, in connection with the transaction, our board of directors appointed a general partner of GAP to fill a vacancy on our board.

                                      * * *

         Our corporate offices are located at 2555 Davie Road, Suite 110, Fort Lauderdale, Florida 33317-7424, and our telephone number is (954) 473-1001.

         As used in this report, unless the context requires otherwise, "we", "us", "our", "ProxyMed" or the "Company", means ProxyMed, Inc. and its consolidated subsidiaries. Italicized terms in this document indicate trademarks or other protected intellectual property that we own or license.


OVERVIEW OF PROXYMED.  WHERE HEALTHCARE CONNECTS(TM)

         Our mission statement is as follows: "ProxyMed solves the business problems of physician offices every day by automating their financial, administrative and clinical transactions with their healthcare institution partners. We exceed customer expectations through our expertise, proven methodologies and dedication to service excellence."

         Our focus is connecting small physician offices with their contracted financial and clinical partners so that they can conduct transactions electronically. We are organized into two business segments: Electronic Healthcare Transaction Processing and Laboratory Communication Solutions. Electronic Healthcare Transaction Processing includes transaction and value-added services principally between physician offices and insurance companies (Payer Services) and physician offices and pharmacies/pharmacy benefit managers (Prescription Services); and Laboratory Communication Solutions includes the sale, lease and service of communication devices principally to laboratories and the contract manufacturing of printed circuit boards (Laboratory Services).

         We are well positioned today in each of our business units. We believe we are the second largest medical claims clearinghouse for physician offices, the largest provider of intelligent laboratory results reporting devices, and the largest provider of retail pharmacy to physician connectivity. In 2001, we processed approximately 88 million electronic transactions among physician offices, payers, laboratories and pharmacies. We leverage the connectivity of our back-end transaction network, PROXYNET, and continue to add partners by developing new value-added products and services, by adding additional payer transaction types such as improved eligibility and claim status reports, and by expanding our Internet-based transaction offerings such as claims, lab orders, lab results reporting and prescription refills through our Internet website, PROXYMED.COM. We are an attractive, neutral partner to front-end electronic healthcare companies who are focused on physician office services, as we remain the only national and independent transaction center that does not compete with them for the physician's desktop and who can connect their physician offices on the back-end to carry on electronic transactions between them and their payers, laboratories and pharmacies.

OUR BUSINESS IS DRIVEN BY THE HEALTHCARE COMMUNITY'S NEED TO PROCESS INFORMATION MORE EFFICIENTLY


         With 30 billion financial and clinical transactions being generated each year, the major drivers of our business are those physicians who wish to adopt secure electronic solutions that improve the quality of their patient care while reducing costs and administration time. We believe that it is just a matter of time before the majority of physicians, payers, laboratories and pharmacies embrace the electronic transmission and processing of virtually all of a patient's clinical and financial transactions. Our efforts concentrate on the innovative design of our products and services that make these electronic transactions easy to use, fast, reliable and secure. PROXYNET, our secure, proprietary national healthcare information network, is the key enabler that makes this possible. We are a leader in providing these back-end connections and offer a host of transaction services to smaller physician offices which we believe reduce costs by increasing efficiency, minimizing transcription errors, and enabling physicians to make more informed decisions at the point of care.

CONNECTIVITY TO INSTITUTIONS AND TO PHYSICIANS ARE KEY STRENGTHS

         Our advantage lies in two critical areas. First, we offer the industry's broadest range of financial, clinical and administrative connectivity available from a single company. Our existing connectivity to payers positions us as the second largest medical claims clearinghouse in the industry with 92% of our annual transaction volume sent directly to the designated payer rather than being routed through other transaction centers. Our claims clearinghouse is also one of only nine in the country to currently be certified by the Electronic Healthcare Network Accreditation Commission (EHNAC). In addition, we are the largest provider of intelligent laboratory results reporting devices and the largest provider of retail pharmacy connectivity. Our electronic transaction processing services support a broad range of financial transactions (such as claims, patient statements, claims status reports, eligibility verification, explanations of benefits and electronic remittance advices); clinical transactions (such as laboratory results, new prescription orders and prescription refills); and administrative transactions (such as patient notifications). These connections allow information to reliably move back and forth from the physician's office to the appropriate healthcare institution (payer, laboratory and pharmacy) facilitating diagnosis, treatment and payment.

         Our second advantage is our extensive physician relationships. We have approximately 60,000 physicians directly using at least one of our existing solutions and approximately 40,000 more using our services through other intermediaries. To reach these direct and partnered physicians, we have licensing and connectivity agreements with many national and regional companies, such as practice management system vendors, billing services, and electronic healthcare companies, and with physician offices directly. These relationships offer us an opportunity to cross-sell our products and services to our existing physician office customer base.

WE HAVE BUILT A COMPREHENSIVE BACK-END MODEL WHICH WOULD BE DIFFICULT AND TIME-CONSUMING TO REPLICATE

         We were an early entrant into the healthcare electronic transaction industry, having developed, as a result of our own efforts and through acquisitions, our back-end connectivity for both financial and clinical transactions. We believe that the development and maintenance of our connections from both a technical and relationship perspective were costly, complex and time-consuming, and represent a barrier to entry for would-be competitors. Having accomplished much of this task, there is an opportunity for us to leverage our existing connectivity and existing relationships, especially since we believe we are the only connectivity company that is, in fact, processing new prescriptions, refill prescriptions, laboratory test results reports and financial transactions over a single network.

CURRENT PRODUCTS AND SERVICES

         We offer a variety of financial and clinical electronic processing services through our suite of Windows(R)-based(1) products, PROXYMED.COM and several direct network connection programs. Each of these entry points connects physician offices to PROXYNET and then route transactions to their contracted payer, laboratory and pharmacy partners.

         Laboratory test results reporting, claims submission, insurance eligibility verification and prescription refills are all available today through PROXYMED.COM, our Internet website.

         In our Payer Services business unit, we offer claims submission through our EZ-CLAIMS software product and claims tracking through our EZ-RESPONSE product. Other services include patient statement processing, Explanation of Benefits (EOB) scanning, and Electronic Remittance Advice (ERA) management. Our Payer Services products and services currently reach over 60,000 physicians directly and another 40,000 through our strategic partner relationships.

         In our Prescription Services business unit, we offer both new prescription ordering and refill management through our PRESCRIBE family of products. There are currently over 1,600 physician clients using PRESCRIBE. PRESCRIBE and PROXYNET support the largest and oldest electronic and fax gateway infrastructure with connectivity to over 30,000 pharmacies nationwide.

         Our Laboratory Services business unit, offers lab order entry and results reporting through our recently announced PROXYLAB product that can be deployed using a Windows(1) or web-based interface. We believe the PROXYLAB Advantage, an enterprise solution combining PROXYLAB'S engine with ProxyMed's implementation service offerings, makes PROXYLAB the only true enterprise solution on the market today. We also offer several remote intelligent reporting devices for communicating lab results to physicians. These devices are used today in over 100,000 physician offices.

PRODUCT AND SERVICES DEVELOPMENT

         In the immediate future, we will expand our offerings through PROXYMED.COM to include new financial and clinical transactions such as claims response management, ERAs, encounters and new prescriptions. All of our existing web-based applications can be private-labeled and are being marketed through our channel partners to increase distribution opportunities.

         In Payer Services, several initiatives are underway to convert all current transactions to their respective HIPAA-compliant formats (see "Healthcare and Privacy Related Legislation" below). HIPAA affords us many opportunities to increase both the number and type of transactions we offer to both physicians and payers. These new value-add services will position ProxyMed as a revenue cycle manager for physician offices.

         In Laboratory Services, we are pursuing opportunities to convert our business from the traditional sale, lease and service of intelligent laboratory reporting devices to recurring transaction-based revenue streams. Our PROXYLAB product will play a major role in this initiative, as well as our new FLEETWATCH service. FLEETWATCH monitors and reports the status of individual remote reporting devices within a fleet. This service is valuable to laboratories in its ability to detect and proactively resolve problems, many times before clients ever notice a disruption in service.

         The total amount capitalized for purchased technology, capitalized software and other intangible assets as of December 31, 2001, was approximately $2,075,900, net of amortization. Research and development expense was approximately $1,960,700 in 2001, $3,130,000 in 2000, and $2,898,000 in 1999.

----------------
(1) Windows is a registered trademark of Microsoft Corporation.

MARKETING

         We have a direct sales force and customer support staff which serves physician offices, payers, laboratories and pharmacies. In addition, since we do not compete for the physician desktop and allow for private branding of our value-added products and services, we are able to leverage the marketing and sales efforts of our partners by giving them even greater added value to drive our revenues and transactions.

         Our marketing efforts are focused on providing connectivity solutions for the 250,000 small physician offices (one-to-nine physicians) in the United States, a niche that is underserved by our competitors. Of the physician offices that currently use our products and services directly, approximately 92% fall within this category.

         We utilize a unique sales and marketing methodology called "FOCUS" (an acronym for Find, Obtain, Capture, Utilize and Service) for targeting, acquiring, retaining and maximizing the utilization of our services at the small physician office. The results of our FOCUS program indicate quick contract-to-implementation time frames, low attrition rates and high post-implementation satisfaction levels.

         We utilize the following distribution channels for our products and services to maximize connectivity between physician offices, payers, laboratories, pharmacies and other healthcare providers:

CHANNEL                             FOCUS
-------                             -----

Direct We have a direct sales force of account executives, inside telemarketers, account managers and customer care representatives who serve our physician offices, payers, laboratories and pharmacies. We license access to our proprietary network, PROXYNET, and provide intelligent laboratory results reporting devices for communications between physicians and laboratories.

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

Internet We are a provider of financial, clinical, and administrative electronic transaction processing services through our website, PROXYMED.COM, which may be easily accessed by any physician office with an Internet connection.

COMPETITION

         We face competition from many healthcare information systems companies and other technology companies. Many of our competitors are significantly larger and have greater financial resources than we do and have established reputations for success in implementing healthcare electronic transaction processing systems. Other companies, including WebMD Corporation, National Data

Corporation, Per-Se Technologies, and other healthcare related entities such as MedUnite and RxHub LLC, have targeted this industry for growth, including the development of new technologies utilizing Internet-based systems. We cannot assure that we will be able to compete successfully with these companies or that these or other competitors will not commercialize products, services or technologies that render our products, services or technologies obsolete or less marketable.

HEALTHCARE AND PRIVACY RELATED LEGISLATION

         Our customers are subject to extensive and frequently changing federal and state healthcare laws and regulations. Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. Potential reform legislation may include:

         o  mandated basic healthcare benefits,

         o controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid reimbursement,

         o  the creation of large insurance purchasing groups,

         o  fundamental changes to the healthcare delivery system,

         o FTC enforcement actions of existing privacy laws relating to the Internet, or

         o federal and state privacy and confidentiality statutes, regulations rules and guidelines covering medical records and patient information.

         The federal Health Insurance Portability and Accountability Act of 1996, known as HIPAA, mandates the use of standard transactions, standard identifiers, security and other provisions for electronic claims transactions. HIPAA specifically designates clearinghouses (including us and other financial network operators) as the compliance facilitators for healthcare providers and payers. On August 17, 2000, the U.S. Department of Health and Human Services published final regulations to govern eight of the most common electronic transactions involving health information. Under a recently revised bill passed by the U.S. Congress, the deadline for the transaction code set aspects of HIPAA was extended to October 16, 2003, provided that a formal request for extension and plan for compliance is submitted by October 16, 2002. We believe that we will be able to submit the required plan to extend the deadline, and we believe that we will be in compliance by the 2003 deadline. In addition, the deadline for compliance with the privacy aspects of HIPAA is April 2003. We believe that we will be in compliance by this deadline.

         We also expect, but have no assurances, that our business partners or customers, especially the smaller physician offices, who may also be covered by these regulations will also be in compliance by that date. In certain cases of non-compliance by our smaller physician office customers, we believe that we can extend services to assist them with compliance, and retain our existing relationships.

         We anticipate that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods, as well as Internet and healthcare privacy legislation, and that public debate of these issues will likely continue in the future. Due to uncertainties as to these reform initiatives and their enactment and implementation, we cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on us.

INTELLECTUAL PROPERTY

         In large part, our success is dependent on our proprietary information and technology. We rely on a combination of contract, copyright, trademark and trade secret laws and other measures to protect our proprietary information and technology. We have no patents. We have twelve (12) copyright registrations covering our various software and proprietary products. As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, distributors and customers, and limit access to and distribution of our software, databases, documentation and other proprietary information. We cannot assure that the steps taken by us will be adequate to deter misappropriation of our proprietary rights or that third parties will not independently develop substantially similar products, services and technology. Although we believe our products, services and technology do not infringe on any proprietary rights of others, as the number of software products available in the market increases and the functions of those products further overlap, we and other software and Internet developers may become increasingly subject to infringement claims. These claims, with or without merit, could result in costly litigation or might require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us.

EMPLOYEES

         As of March 19, 2002, we employed 269 full-time employees, and 8 part-time employees. We are not and never have been a party to a collective bargaining agreement. We consider our relationship with our employees to be good.

                               ITEM 2. PROPERTIES

         Our offices are in Fort Lauderdale, Florida, where our Prescription Services business unit and Corporate Headquarters are located; in New Albany, Indiana, where our Laboratory Services business unit is located; in Santa Ana California and Atlanta, Georgia, the sites of our Payer Services business unit. Our leases generally contain renewal options and require us to pay base rent, plus property taxes, maintenance and insurance. We consider our present facilities adequate for our operations.


                            ITEM 3. LEGAL PROCEEDINGS

We do not have any legal proceedings pending.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                            AND RELATED STOCK MATTERS

         Our common stock trades on the National Market tier of The Nasdaq Stock Market under the symbol "PILL". The following table sets forth the high and low sale prices of the common stock for the periods indicated.

                                     HIGH        LOW
                                     ----        ---
2000:

         First Quarter ..........   $168.74   $119.99
         Second Quarter .........    126.56     17.82
         Third Quarter ..........     29.07     15.46
         Fourth Quarter .........     25.32     11.25

2001:

         First Quarter ..........   $ 23.44   $ 14.07
         Second Quarter .........     17.55     10.05
         Third Quarter ..........     17.00     10.80
         Fourth Quarter .........     22.35     11.25

2002:

         First Quarter ..........   $ 22.35   $ 15.00
         (through March 27, 2002)

         On March 27, 2002, the last reported sale price of the common stock was $16.76 per share. As of March 27, 2002, there were 415 registered holders of record of the common stock. We believe that many of ProxyMed's holders of record are in "street name" and that the number of individual shareholders is greater than 5,000.

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

                         ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial information for ProxyMed as of and for each of the five years in the period ended December 31, 2001, and has been derived from our audited consolidated financial statements. In March 1995, our business focus changed from primarily the sale of prescription drugs to providing connectivity services and related value-add products to physicians, payers, medical laboratories, pharmacies and other healthcare providers. Accordingly, financial information relating to our prescription drug dispensing and network integration businesses has been reclassified as discontinued operations. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes.


                                                         YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------------------------------------
                                     2001            2000            1999            1998            1997
                                 ------------    ------------    ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA:
   Revenues ..................   $ 43,230,300    $ 33,441,100    $ 29,023,100    $ 22,249,300    $  1,817,100
   Operating loss ............   $ (6,712,100)   $(23,460,100)   $(20,018,900)   $(11,087,000)   $(14,860,200)
   Loss from continuing
     operations ..............   $ (6,797,900)   $(26,926,500)   $(20,119,800)   $(11,193,700)   $(14,593,000)
   Income (loss) from
     discontinued operations .   $         --    $    241,400    $ (1,714,400)   $   (594,500)   $ (3,924,100)
   Net loss applicable to
     common shareholders .....   $(19,059,900)   $(48,051,700)   $(21,856,400)   $(11,788,200)   $(18,517,100)

PER SHARE DATA:
Basic and diluted net loss per
share of common stock:
   Loss from continuing
     operations ..............   $      (8.81)   $     (37.03)   $     (16.75)   $     (10.73)   $     (20.67)
   Income (loss) from
     discontinued operations .   $         --    $       0.19    $      (1.43)   $      (0.57)   $      (5.56)
   Net loss ..................   $      (8.81)   $     (36.84)   $     (18.18)   $     (11.30)   $     (26.23)

Weighted average common shares
  outstanding ................      2,162,352       1,304,342       1,202,136       1,043,558         705,956

DIVIDEND DATA:
   Dividends on common
     stock ...................   $         --    $         --    $         --    $         --    $         --
   Dividends on cumulative
     preferred stock .........   $  1,664,900    $  1,274,500    $     22,200    $         --    $         --


                                                                    DECEMBER 31,
                                 ----------------------------------------------------------------------------
                                     2001            2000            1999            1998            1997
                                 ------------    ------------    ------------    ------------    ------------

BALANCE SHEET DATA:
Working capital ..............   $  9,393,400    $ 12,155,500    $ 12,579,700    $  7,564,500    $  1,966,400
Long-term obligations ........   $    442,100    $    729,100    $    583,100    $  1,367,200    $  1,049,600
Total assets .................   $ 35,881,500    $ 27,666,400    $ 44,772,900    $ 46,902,700    $ 18,348,500
Net assets of discontinued
   operations ................   $         --    $         --    $  3,022,100    $  4,039,700    $  2,477,800
Stockholders' equity .........   $ 22,872,500    $ 22,377,100    $ 37,755,600    $ 40,279,100    $ 13,151,800



THE FOLLOWING ARE ADDITIONAL FACTORS TO THOSE APPEARING IN THIS DOCUMENT AFFECTING OUR BUSINESS AND OPERATIONS.

WE HAVE IMPORTANT BUSINESS RELATIONSHIPS WITH OTHER COMPANIES TO MARKET AND SELL SOME OF OUR CLINICAL PRODUCTS AND SERVICES WHICH HAVE NOT RESULTED IN SIGNIFICANT SALES. IF THESE COMPANIES ARE UNSUCCESSFUL, WE WILL NEED TO ADD THIS EMPHASIS INTERNALLY, WHICH MAY DIVERT OUR EFFORTS AND RESOURCES FROM OTHERS PROJECTS.

         For the marketing and sale of some of our clinical products and services, we entered into important business relationships with physician office management information system vendors, with electronic medical record vendors, and with other distribution partners. These important business relationships, which have required and may continue to require significant commitments of effort and resources, have yet to generate substantial recurring revenue, and we cannot assure that they will ever generate substantial recurring revenue. Most of these relationships are on a non-exclusive basis, and we cannot assure that our electronic commerce partners and other strategic partners, most of whom have significantly greater financial and marketing resources than we do, will not develop and market products and services in competition with us in the future or will not otherwise discontinue their relationship with us. Also, our arrangements with some of our partners involve negotiated payments to the partners based on percentages of revenues generated by the partners. If the payments prove to be too high, we may be unable to realize acceptable margins, but if the payments prove to be too low, the partners may not be motivated to produce a sufficient volume of revenues. The success of our important business relationships will depend in part upon our partners' own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed and marketed by such partners. If any such partners are unsuccessful in marketing our products, we will need to place added emphasis on these aspects of our business internally, which may divert our planned efforts and resources from other projects.

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

SINCE AN ERROR BY ANY PARTY IN THE PROCESS OF PROVIDING CLINICAL CONNECTIVITY, SUCH AS PRESCRIBING DRUGS, FILLING PRESCRIPTIONS, AND TRANSMITTING LABORATORY ORDERS AND RESULTS COULD RESULT IN SUBSTANTIAL INJURY TO A PATIENT, OUR LIABILITY INSURANCE MAY NOT BE ADEQUATE IN A CATASTROPHIC SITUATION.

         Our business exposes us to potential liability risks that are unavoidably part of being in the healthcare electronic transaction processing industry. Since many of our products and services relate to the prescribing and refilling of drugs and the transmission of medical laboratory orders and results, an error by any party in the process could result in substantial injury to a patient. As a result, our liability risks are significant.

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

         Our business is enhanced by the substantial number of payers, such as insurance companies, Medicare and Medicaid agencies, to which we have electronic connections. These connections may either be made directly or through a clearinghouse. We have attempted to enter into suitable contractual relationships to ensure long-term payer connectivity; however, we cannot assure that we will be able to maintain our links with all these payers. In addition, we cannot assure that we will be able to develop new connections, either directly or through clearinghouses, on satisfactory terms. Lastly, some third-party payers provide systems directly to healthcare providers, bypassing us and other third-party processors. Our failure to maintain existing connections with payers and clearinghouses or to develop new connections as circumstances warrant, or to increase the utilization of direct links between providers and payers, could cause our electronic transaction processing system to be less desirable to healthcare participants, which would slow down or reduce the number of transactions that we process and for which we are paid.

OUR LABORATORY COMMUNICATION DEVICES MAY BE REPLACED WITH WEB-BASED TECHNOLOGY FOR LAB RESULTS DELIVERY, AND WE MAY NOT BE SUCCESSFUL IN CONVERTING OUR CUSTOMERS TO PROXYNET AND TO OUR OWN INTERNET SITE AT PROXYMED.COM, WHICH WOULD ADVERSELY IMPACT OUR REVENUES.

         A key element of our longer-term Laboratory Services business strategy is to market our intelligent laboratory results reporting devices and related services, and our web-based solutions directly to independent and hospital-based medical laboratories. As the Internet becomes a more acceptable method of transmitting laboratory orders and reporting results because of the efficiencies and savings believed to be available, we are leveraging our 25-plus years of goodwill (through our Key Communications Service subsidiary) and reputation for quality of products and superior service to migrate our customers over to PROXYNET, more specifically to our Internet site at PROXYMED.COM. We expect others to develop similar web-based solutions and compete aggressively in an attempt to capture our large customer base. We have no assurances that we will be able to retain or continue to grow our customer base. Further, even as to the continuing sales of our laboratory communication devices, we are unable to control many of the factors that influence our customers' buying decisions, including our customers' budgets and procedures for approving expenditures, and the changing political, economic and regulatory influences which affect the purchasing practices and operation of healthcare organizations.

EVOLVING INDUSTRY STANDARDS AND RAPID TECHNOLOGICAL CHANGES COULD RESULT IN OUR PRODUCTS BECOMING OBSOLETE OR NO LONGER IN DEMAND.

         Rapidly changing technology, evolving industry standards and the frequent introduction of new and enhanced Internet-based services characterize the market for our products and services. Our success will depend upon our ability to enhance our existing services, introduce new products and services on a timely and cost-effective basis to meet evolving customer requirements, achieve market acceptance for new products or services and respond to emerging industry standards and other technological changes. We cannot assure that we will be able to respond effectively to technological changes or new industry standards. Moreover, we cannot assure that other companies will not develop competitive products or services, or that any such competitive products or services will not cause our products and services to become obsolete or no longer in demand.

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

COMPUTER NETWORK SYSTEMS LIKE OURS COULD SUFFER SECURITY AND PRIVACY BREACHES THAT COULD HARM OUR CUSTOMERS AND US.

         We currently operate servers and maintain connectivity from multiple facilities. Despite our implementation of standard network security measures, our infrastructure may be vulnerable to computer viruses, break-ins and similar disruptive problems caused by customers or other users. Computer viruses, break-ins or other security problems could lead to interruption, delays or cessation in service to our customers. These problems could also potentially jeopardize the security of confidential information stored in the computer systems of our customers, which may deter potential customers from doing business with us and give rise to possible liability to users whose security or privacy has been infringed. The security and privacy concerns of existing and potential customers may inhibit the growth of the healthcare information services industry in general, and our customer base and business in particular. A significant security breach could result in loss of customers, damage to our reputation, direct damages, costs of repair and detection and other unplanned expenses.

WE DEPEND ON UNINTERRUPTED COMPUTER ACCESS FOR OUR CUSTOMERS; ANY PROLONGED INTERRUPTIONS IN OUR OPERATIONS COULD CAUSE OUR CUSTOMERS TO SEEK ALTERNATIVE PROVIDERS OF OUR SERVICES.

         Our success is dependent on our ability to deliver high-quality, uninterrupted computer networking and hosting, requiring us to protect our computer equipment and the information stored in servers against damage by fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion and other catastrophic events. To mitigate this risk, we have commenced the movement of our production computer networks to a secure, third-party co-location site located in Atlanta, Georgia. This site has back-up site capability and a program to manage technology to reduce risks in the event of a disaster, including periodic "back-ups" of our computer programs and data.

         While we still continue to operate production networks in our California and Georgia facilities, any damage or failure resulting in prolonged interruptions in our operations, such as the recent California rolling blackouts, could cause our customers to seek alternative providers of our services. In particular, a system failure, if prolonged, could result in reduced revenues, loss of customers and damage to our reputation, any of which could cause our business to suffer. While we carry property and business interruption insurance to cover operations, the coverage may not be adequate to compensate us for losses that may occur.

WE MAY NOT BE ABLE TO RETAIN KEY PERSONNEL OR REPLACE THEM IF THEY LEAVE.

         Our success is largely dependent on the personal efforts of Michael K. Hoover, our Chairman of the Board and Chief Executive Officer and Nancy J. Ham, our President and Chief Operating Officer. Although we have entered into employment agreements with Mr. Hoover, Ms. Ham and other senior executives, the loss of any of their services could cause our business to suffer. Our success is also dependent upon our ability to hire and retain qualified operations, development and other personnel. Competition for qualified personnel in the healthcare information services industry is intense, and we cannot assure that we will be able to hire or retain the personnel necessary for our planned operations.

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

         o upon the exercise or conversion or an exchange of outstanding options, warrants and shares of convertible preferred stock; or

         o  in lieu of cash payment of dividends.

         In addition, the number of shares of common stock that we are required to issue in connection with our outstanding warrants may increase if certain anti-dilution events occur (such as, certain issuances of common stock, options and convertible securities).

       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

IN GENERAL

         ProxyMed is an electronic healthcare transaction processing services company providing connectivity services and related value-added products to physician offices, payers, medical laboratories, pharmacies, and other healthcare providers. Our electronic transaction processing services support a broad range of both financial and clinical transactions. To facilitate these services, we operate PROXYNET, our secure, proprietary national electronic information network, which provides physicians and other healthcare providers with direct connectivity to one of the industry's largest group of payers, the largest group of clinical laboratories, and the largest group of chain and independent pharmacies. Our products and services are currently provided from our operating facilities located in Fort Lauderdale, Florida; New Albany, Indiana; Santa Ana, California; and Atlanta, Georgia.

         We remain committed to our strategy focused on leveraging our leading position as an independent back-end connectivity provider to small physician offices. Through strategic relationships and partnerships with front-end solutions providers, our goal is to drive more healthcare transactions through PROXYNET while remaining neutral in the battle for the physician's desktop. Additionally, since we do have an existing customer base of physicians and other healthcare providers, we expect that there will be opportunities to increase revenues by cross-selling our existing products and services to these current customers, as well as revenue opportunities from the development of new services from our development efforts, including Internet-based transaction services, and from opportunities afforded by HIPAA as it relates to privacy, security and education. We remain committed to developing additional capabilities and value-added products and services to our back-end connectivity network.

         In March 2000, we sold our non-core network integration and prescription drug dispensing businesses. The results of these businesses are shown as discontinued operations in the consolidated financial statements.

         In May 2001, we acquired substantially all of the assets and the business of MDP Corporation ("MDP"), a privately-owned electronic claims clearinghouse and patient statement processor based in Atlanta, Georgia, for $10 million. We paid $3 million at closing and executed a $7 million promissory note payable in May 2002. Interest on this note was payable monthly at 7% simple interest. In January 2002, we paid this note in full.

         On August 21, 2001, our Board of Directors effected a 1-for-15 reverse stock split of the Company's common stock, par value $.001 per share. All share and per share amounts have been restated to reflect this transaction.

         2001 was a turnaround year for us as we were able to increase our growth through internal and external means and to generate our first year of positive cash flow from operations. We were also able to simplify our capital structure by exchanging most of the warrants issued in connection with our two previous preferred stock financings and converting almost all of our outstanding shares of preferred stock into common stock. We also raised $7.2 million (net of expenses) through a private placement of common stock at the end of the year. We believe that our accomplishments during 2001 position us to take advantage of the opportunities in the healthcare connectivity industry and become the premier provider of electronic connectivity solutions for the small physician office.

         On March 26, 2002, we agreed to sell 1,569,366 shares of unregistered common stock at $15.93 per share in a private placement to four entities affiliated with General Atlantic Partners, LLC ("GAP"), a private equity investment fund. The transaction, which is expected to close on April 5, 2002, will result in net proceeds to us of $25 million. No placement agent was used in this transaction. In addition, we also agreed to issue a two-year warrant for the purchase of 549,279 shares of common stock at $15.93 per share. All shares sold are subject to a one year lock-up agreement from the date of closing. We have agreed to grant GAP certain demand and "piggy back" registration rights starting one year from closing. Additionally, in connection with the transaction, our board of directors appointed a general partner of GAP to fill a vacancy on our board.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         NET REVENUES. Consolidated net revenues for 2001 increased by $9,789,200, or 29%, to $43,230,300 from consolidated net revenues of $33,441,100 for 2000. This net increase is primarily due to (i) a 48% increase in the volume of electronic clinical and financial healthcare transactions processed through PROXYNET in our Electronic Healthcare Transaction Processing segment from 59.2 million transactions processed in 2000 to 87.9 million transactions processed in 2001 (including 13.5 million patient statement and electronic claims transactions from our acquisition of MDP (increase of $7,885,400), offset by decreases in implementation and other fees received (decrease of $1,050,400); and (ii) a 13% revenue increase in our Laboratory Communication Solutions segment primarily as a result of increased sales in communication device units and contract manufacturing (increase of $4,874,800) offset by decreases in other laboratory services such as communication device leases and field service events (decrease of $1,920,600).

         COST OF SALES. Cost of transaction fees, services and license fees includes third-party electronic transaction processing costs, postage and printed materials used in patient statement processing, certain telecommunication costs, revenue sharing and rebate arrangements with our business partners, third-party database licenses and certain labor and travel expenses. Cost of sales for communication devices, computer systems and other tangible goods includes hardware, third-party software, and consumable materials. Consolidated cost of sales for the year ended 2001 increased as a percentage of revenues primarily due to (i) an increase in patient statement processing services (which have a higher direct cost than our other payer services transactions) as a result of our MDP acquisition; (ii) increased revenue sharing and rebates paid to our business partners as a result of increased transaction volumes; and (iii) a shift in the revenue mix in our Laboratory Communication Solutions segment from lower cost leases to higher cost communication device units and contract manufacturing.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses for 2001 decreased by $5,830,300, or 22%, to $21,266,900 from consolidated SG&A expenses of $27,097,200 for 2000. This decrease is primarily due to (i) decreases in net payroll, outside labor and related expenses due to the effect of our restructuring plan which commenced in May 2000 and additional personnel reductions enacted at the end of 2000 and in the first quarter of 2001 (decrease of $3,298,500); (ii) a decrease in selling and marketing expenses for our products and services (decrease of $707,200);
(iii) decreases in telecommunication expenses resulting from renegotiating contracts with carriers, the elimination of certain telecommunication services and lower usage (decrease of $372,200); (iv) a decrease in bad debt expense due to improved collection efforts (decrease of $350,800); (v) a decrease in charges for the issuance of compensatory options and warrants to outside consultants as fees related to our financial advisory agreement with Commonwealth Associates ceased to be amortized after April 2001 (decrease of $924,800); (vi) a decrease in consulting fees (decrease of $309,700); and (vii) net decreases in other selling, general and administrative expenses (decrease of $94,100); offset by
(viii) an increase in D&O liability insurance premiums (increase of $227,000). We have continued to monitor our expenses closely and continue to look for operational synergies, especially as it relates to our acquisition of MDP, in order to improve our profitability beyond 2001. As a result of these factors, consolidated SG&A expenses as a percentage of consolidated net sales decreased to 49% in 2001 from 81% in 2000.

         DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expense decreased $5,198,400, or 39%, to $8,176,400 for 2001 from $13,374,900 for 2000. This net decrease was primarily due to (i) the conclusion in May 2001 of the amortization of goodwill, purchased technology and other intangibles associated with the 1997 and 1998 acquisitions of IMS and USHDI in May 2001 (decrease of $6,047,300); (ii) the write-off of obsolete and impaired assets and previously capitalized software in December 2000 (decrease of $861,600); (iii) the termination of the exclusivity period related to our 1997 acquisition of PRESCRIBE (decrease of $250,000); (iv) the conclusion during 2001 of the amortization of certain previously capitalized software and other intangibles that became fully amortized during the year (decrease $364,600); (v) concluding the amortization of a non-compete agreement with our former president/chief operating officer (decrease of $33,300); offset by (vi) the commencement of goodwill amortization from our May 2001 acquisition of MDP (increase of $2,127,800) and (vii) a net increase in the depreciation of fixed assets primarily due to new asset additions in 2001 (increase of $230,600). In January 2002, we adopted SFAS No. 142 (see New Accounting Pronouncements below). As a result, our depreciation and amortization will be reduced approximately $808,000 per quarter through the first quarter of 2004.

         WRITE-OFF OF OBSOLETE AND IMPAIRED ASSETS. As a result of our periodic review of fixed assets and co-location of our clinical production network, in December 2001 we wrote off $91,100 in obsolete fixed assets, primarily computer hardware and software. These write-offs are expected to lower our depreciation and amortization charges by approximately $65,500 in 2002.

         INTEREST, NET. Net interest expense decreased by $4,007,400 to $125,600 in 2001 from $4,133,000 in 2000. This decrease is primarily due to (i) charges of $1,269,800 in 2000 related to the amortization of costs from our private placement of convertible debt securities completed in June 2000; (ii) $3,202,900 for a beneficial conversion charge resulting from the conversion price of the convertible debt being less than the market price of our stock on the dates of issuance in 2000; (iii) interest expense of $133,000 in 2000 related to our line of credit terminated in June 2000; offset by (iv) interest expense of $328,900 in 2001 related to the note payable for our acquisition of MDP in May 2001; and
(v) lower interest income earned (by $281,500) due to lower cash balances invested and lower interest rates in 2001 compared to 2000.

         LOSS FROM CONTINUING OPERATIONS. As a result of the foregoing, the loss from continuing operations was $6,797,900 for 2001 compared to a loss from continuing operations of $26,926,500 for 2000.

         DEEMED DIVIDENDS AND OTHER CHARGES. We incurred total deemed dividend and other charges of $12,262,000 in 2001 primarily as a result of (i) non-cash accounting charges from the anti-dilution reset in number and price of certain warrants issued to our Series B preferred stockholders in February 2001 ($1,968,000); (ii) non-cash accounting charges from the exchange of 271,700 warrants into 218,828 shares of common stock by certain of our Series B preferred stockholders in April 2001 ($1,854,600); (iii) non-cash accounting charges from the exchange of 1,412,033 warrants into 1,050,691 shares of common stock by certain of our Series C preferred stockholders in August 2001 ($3,201,300); (iv) non-cash accounting charges related to the conversion of 169,149 shares of our Series C preferred into 1,296,126 shares of common stock pursuant to our Conversion Offer through December 31, 2001 ($3,365,400); (v) non-cash accounting charges from the anti-dilution reset in number and price of certain warrants issued to our remaining Series B preferred warrantholder in December 2001 as a result of the reduced conversion price pursuant to our Conversion Offer to Series C preferred stockholders ($207,800); (vi) dividends paid to the holder of our Series B Preferred stock (which was fully converted in October 2001) with cash payments of $4,900; and (vii) dividends totaling $1,658,100 paid to our Series C preferred shareholders through the issuance of 108,434 shares of common stock (of which 104,254 shares were distributed by December 31, 2001), plus cash paid for fractional dividend shares of $1,900.

         NET LOSS APPLICABLE TO COMMON SHAREHOLDERS. As a result of the foregoing, we had a net loss applicable to common shareholders of $19,059,900 in 2001 compared to $48,051,700 for 2000.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         NET REVENUES. Consolidated net revenues for 2000 increased by $4,418,000, or 15%, to $33,441,100 from consolidated net revenues of $29,023,100 for 1999. This net increase is primarily due to (i) volume increases in lab results reporting device sales, servicing events and contract manufacturing in our Laboratory Services business unit (increase of $4,599,900); (ii) electronic prescription transaction volume and average per unit revenue increases in our Prescription Services business unit (increase of $555,200); (iii) plus one-time revenue of $500,000 for the termination of a previously executed multi-year services agreement; (iv) offset by average per unit revenue decreases in our Payer Services business unit as a result of the change in mix of our services sold (decrease in revenue of $812,100); and (v) a one-time source code license sale in the 1999 period (decrease of $425,000) in our Prescription Services business unit. In terms of transaction volume processed through PROXYNET, for 2000, we processed a total of 59.2 million electronic clinical and financial transactions, an increase of 30.4% over 1999 levels.

         COST OF SALES. Cost of services and license fees includes third-party electronic transaction processing costs, certain telecommunication costs, revenue sharing and rebate arrangements with our business partners, third-party database licenses and certain labor and travel expenses. Cost of sales for communication devices, computer systems and other tangible goods includes hardware, third-party software, and consumable materials. Consolidated cost of sales as a percentage of revenues increased between 1999 and 2000 primarily due to the higher percentage of overall revenues generated from our Laboratory Services business unit which are at lower profit margins due to the general tangible nature of the goods sold.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses for 2000 increased by $159,400, or less than 1%, to $27,097,200 from consolidated SG&A expenses of $26,937,800 for 1999. This increase is primarily due to (i) expenses related to the issuance of compensatory options and warrants and other stock compensation awards to outside consultants and our new chairman/chief executive officer in 2000 ($1,643,200);
(ii) increases in professional fees for legal and consulting projects ($566,100); (iii) a contingency for software licensing deficiencies ($200,000), offset by (iv) decreases in net payroll, outside labor and related expenses net of capitalization for software development primarily for PROXYMED.COM (decrease of $1,454,000); (v) charges related to activities associated with our terminated engagement of Salomon Smith Barney to help us evaluate our strategic alternatives in 1999 (decrease of $492,000); and (vi) net decreases in other general expenses (decrease of $303,900). Although the consolidated increase is minimal, our expense structure had undergone significant decreases in the second six months of the 2000 year as a result of our restructuring in May 2000 and the refocus of our business strategy that was set in place after a new management team was established. During the first six months of 2000, we continued to incur significant expenses in additional personnel costs, advertising and promotion, and development costs for our web portal. As a result of our expense reduction plan enacted in the second quarter of 2000, we eliminated approximately $800,000 per month in expenses by the end of 2000. We continued to make additional expense reductions in order to achieve profitability in 2001. As a result of these factors, consolidated SG&A expenses as a percentage of consolidated net sales decreased to 81% in 2000 from 93% in 1999.

         RESTRUCTURING CHARGES. In May 2000, we announced a reorganization plan aimed at reducing costs and reallocating resources. As a result, we reduced our workforce by approximately 70 employees, including the resignation of our chief executive officer, president/chief operating officer, chief financial officer, chief marketing officer, and other management positions. We recorded a charge of $1,330,000 in 2000 primarily for separation payments and marketing contracts that were canceled. As a result of this plan and further expense reductions in the fourth quarter of 2000 and first quarter of 2001, including the elimination of additional employees, our annualized expenses were reduced by approximately $9.5 million.

         DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expense increased $310,700, or 2%, to $13,374,900 for 2000 from $13,064,200 for 1999. This net increase was primarily due to the (i) commencement of the amortization of our PROXYMED.COM development projects in June 2000 ($461,500); (ii) additional computer hardware and peripherals purchased for our various production and administrative computer networks and new manufacturing equipment at our Laboratory Services business unit ($77,900);
(iii) amortization of a non-compete agreement with our former president/chief operating officer ($116,700); offset by (iv) an adjustment to amortization expense related to the final debt payment paid in April 2000 for the acquisition of Clinical MicroSystems, Inc., which we acquired in March 1997 ($95,400); and
(v) the termination of the exclusivity period related to our 1997 acquisition of PRESCRIBE (decrease of $250,000).

         WRITE-OFF OF OBSOLETE AND IMPAIRED ASSETS. As a result of our change in business strategy, in December 2000, we wrote off $2,850,100 in obsolete fixed assets, primarily computer hardware, and previously capitalized software projects, including our costs to develop PROXYMED.COM. These write-offs are expected to lower our depreciation and amortization charges by approximately $335,000 per quarter in 2001.

         INTEREST, NET. We incurred net interest expense of $4,133,000 for 2000 compared to $100,900 for 1999. The 2000 amount reflects (i) charges of $1,269,800 related to the amortization of costs from our private placement of convertible debt securities completed in June 2000; (ii) $3,202,900 for a beneficial conversion charge resulting from the conversion price of the convertible debt being less than the market price of our stock on the dates of issuance; offset by (iii) $441,000 in additional interest income earned on higher cash balances invested and the reduction of interest expense related to our line of credit terminated in June 2000.

         INCOME FROM LITIGATION SETTLEMENT AND OTHER, NET. In 2000, we settled a matter out-of-court which resulted in income of $666,700, net of legal and other costs.

         LOSS FROM CONTINUING OPERATIONS. As a result of the foregoing, the loss from continuing operations was $26,926,500 for 2000 compared to a loss from continuing operations of $20,119,800 for 1999.

         DISCONTINUED OPERATIONS. As a result of selling both the network integration and prescription drug dispensing businesses in March 2000 for total proceeds of approximately $3,652,900, we recorded a net gain of $545,300. The loss from the operations of our discontinued network integration and prescription drug dispensing businesses was $303,900 in 2000 compared to $1,195,100 in 1999. Revenues from the network integration business were $2,371,800 in 2000 compared to $11,106,600 in 1999. The net loss for this business was $327,800 in 2000 compared to $1,045,100 in 1999. Revenues from the prescription drug dispensing business were $574,700 in 2000 compared to $2,200,300 in 1999. Net income for this business was $23,800 in 2000 compared to a net loss of $149,800 in 1999.

         DEEMED DIVIDENDS AND OTHER CHARGES. As a result of the Redemption and Exchange Agreement entered into in May 2000 with the holders of 13,000 of the 15,000 Series B Preferred stock issued in December 1999 and the private placement of convertible debt securities in June 2000, we incurred charges of $14,614,300 in 2000 consisting of the following: (i) the unamortized beneficial conversion feature of the debt upon the conversion to our new Series C Preferred stock ($9,762,700); (ii) the premiums paid on the redemption of our Series B Preferred shares ($3,050,900); (iii) the repricing of existing warrants ($610,100); (iv) the issuance of new warrants ($715,000); and (v) professional and other fees ($475,700). Additionally, in 2000, we incurred a charge of $500,000 from a beneficial conversion feature resulting from the private placement of $1 million of Series C Preferred stock to our new chairman/chief executive officer in August 2000 and in December 2000, we recorded a catch-up accounting charge of $4,977,800 relating to the beneficial conversion of the original Series B Preferred shares issued in December 1999. For 2000, we paid dividends totaling $223,800 to the holders of the Series B Preferred stock by issuing 2,123 shares of our common stock plus cash payments of $3,300, and paid dividends totaling $1,047,100 to the holders of the Series C Preferred stock by issuing 58,754 shares of our common stock (of which 29,071 shares were distributed by December 31, 2000), plus cash paid for fractional dividend shares of $200.

         NET LOSS APPLICABLE TO COMMON SHAREHOLDERS. As a result of the foregoing, we recorded a net loss applicable to common shareholders of $48,051,700 for 2000 compared to $21,856,400 for 1999.

LIQUIDITY AND CAPITAL RESOURCES

         In 2001, cash provided by operating activities totaled $1,019,400. This was primarily due to our net loss offset by depreciation and amortization charges and non-cash compensatory stock options and warrants. During 2001, we paid $3,000,000 as our initial payment for our acquisition of MDP in May 2001; paid $1,444,900 for fixed assets and capitalized software; paid $153,300 against our capital leases, including the payoff of a note payable assumed as a result of our acquisition of MDP; paid cash dividends of $4,900 to the holder of our Series B preferred stock; and paid dividends totaling $1,660,000 to the holders of our Series C preferred stock by issuing 108,434 shares of our common stock and cash for fractional shares of $1,900. These activities were principally financed through available cash resources and $297,600 collected on our outstanding notes receivable. Additionally, in December 2001, we raised $7,247,000 (net of expenses of $728,800) in a private placement of 483,414 shares of our common stock to nine U.S. and Canadian institutional and accredited investors. After these activities, we had cash and cash equivalents totaling $12,601,000 as of December 31, 2001. These available funds, plus the $25 million investment from GAP (as described in the "In General" section above), will be used for operations, strategic acquisitions, the further development of our products and services, and other general corporate purposes.

         In May 2001, we acquired the assets of MDP Corporation. We paid $3 million at closing and executed a $7 million promissory note payable in May 2002. The acquisition of MDP has been and is expected to continue to be accretive to our operations. In January 2002, we paid the promissory note in full and we can now complete our integration of that business into our existing operations, improving the margin on that book of business. In addition to our acquisition of MDP, we continue to evaluate other acquisition opportunities and strategic alternatives that may add synergies to our product offerings and business strategy.

         In 2001, we spent approximately $494,000 relating to HIPAA compliance for our computer networks and facilities. At the current time, we do not have any material commitments for capital expenditures except for approximately $500,000 that is committed evenly over the next three years related to the licensing of software for use in our internal systems. Additionally, we have forecasted approximately $2.6 million for other capital expenditures and capitalized software for 2002 but are currently evaluating our expenditure requirements as it relates to the continuation of our HIPAA compliance and co-location of our production networks to a third-party site. We may adjust our projected expenditure spending levels up or down accordingly.

         The following table represents our contractual cash obligations due over the next several years. At the present time, none of our contractual cash obligations extend beyond 2005. Operating leases are shown net of any sublease agreements. Other obligations include payments required to be made under our separation agreement with our former Chief Legal Officer.

                               2002         2003         2004         2005
                            ----------   ----------   ----------   ----------
Debt                        $7,000,000   $       --   $       --   $       --
Capital lease obligations      143,300      147,100      113,600       90,700
Operating leases             1,233,800      796,000      505,000      157,600
Maintenance obligations        162,900       20,700        4,900           --
Other obligations               86,800           --           --           --
                            ----------   ----------   ----------   ----------
              Totals        $8,626,800   $  963,800   $  623,500   $  248,300
                            ==========   ==========   ==========   ==========

         While we continue to improve our operating performance and achieve increased market acceptance of our products and services, we remain confident in our ability to grow our business, both internally and externally. With the additional equity financing at the end of March 2002, we believe that we have sufficient cash and cash equivalents on hand to fund our future operational capital requirements and expenditures and a sufficient level of capital in order to fund specific research and development projects or to pursue additional strategic acquisitions. However, if we need additional capital funding in the future to further our strategic plans, there can be no assurance that any additional funding will be available to us, or if available, that it will be available on acceptable terms. If we are successful in obtaining additional financing, the terms of the financing may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of our common stock. We believe that if we are not successful in obtaining additional financing for further product development or strategic acquisitions, such inability may adversely impact our ability to successfully execute our business plan and may put us at a competitive disadvantage.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions but we believe that any variation in results would not have a material effect on our financial condition. On an ongoing basis, we evaluate our estimates.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements beginning on Page F-7.

         REVENUE RECOGNITION - Electronic transaction processing fee and monthly service revenues are recorded in the period the service is rendered. Certain transaction revenues generated from our resellers, vendors and gateway partners are subject to revenue sharing and rebate arrangements and are recorded as gross revenues. Revenue from certain up-front development and connectivity fees is amortized ratably over the expected life of the customer. Revenue from hardware leases, software rentals and maintenance fees is recognized ratably over the applicable period. Revenue from sales of software, software licenses, computer hardware and manufactured goods is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. The same criteria are applied to each element of multiple element arrangements after allocating the amounts paid to individual elements based on vendor-specific objective evidence of fair value. Because we rely primarily on customer purchase orders in our Lab Communication Solutions business, revenues may fluctuate from period to period compared to revenues generated in our Electronic Healthcare Transaction business which is primarily based on recurring revenue streams.

         GOODWILL - Goodwill is generated from the excess of the cost of a business acquired over the fair market value of its identifiable assets. In accordance with SFAS No. 142 (see New Accounting Pronouncements below), goodwill will no longer be amortized, but instead be subject to periodic impairment tests. We will adopt the provisions of SFAS No. 142 in the first quarter of 2002 and we will no longer record approximately $808,000 of amortization relating to our existing goodwill each quarter, which would have been recorded through the first quarter of 2004. SFAS No. 142 also requires that goodwill be tested at least annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. We will complete that first step of the goodwill impairment test during the first quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of our fiscal year. We do not anticipate recording an impairment charge as a result of applying SFAS No. 142 during the first quarter of 2002.

         CAPITALIZED SOFTWARE DEVELOPMENT AND RESEARCH AND DEVELOPMENT - Costs incurred internally and fees paid to outside contractors and consultants in the development of our externally and internally used software products are expensed as incurred as research and development expenses (which are included in selling, general and administrative expenses) until reaching technological feasibility. At that time, any future costs are properly capitalized and ultimately amortized over the remaining estimated economic life of the product on a product-by-product basis. Our judgment is used in determining whether costs meet the criteria for immediate expense or capitalization. We periodically review projected cash flows and other criteria in assessing the impairment of any capitalized software and take impairment charges as needed.

         EQUITY TRANSACTIONS - Over the past two years we have engaged in various equity transactions. These transactions were first aimed at providing capital to continue to operate and grow our business and then became a critical step aimed at simplifying our capital structure. These transactions are complex and require the application of various accounting rules and standards that have resulted in significant cash and non-cash charges reflected primarily as deemed dividend charges included our net loss applicable to common shareholders.

         BAD DEBT ESTIMATES - We rely on estimates to determine the bad debt expense and the adequacy of the reserve for doubtful accounts receivable. These estimates our based on our historical experience and the industry in which we operate. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143 "Accounting for Asset Retirement Obligations".

         Effective July 1, 2001, SFAS No. 141, "Business Combinations", eliminates the pooling-of-interest method for business combinations and requires application of the purchase method. Effective for financial statements issued for fiscal years beginning after June 15, 2002, SFAS No. 143 "Accounting for Asset Retirement Obligations" addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. The adoption of SFAS No. 141 and No. 143 are not expected to have any material impact on our financial statements.

         SFAS No. 142, "Goodwill and Other Intangible Assets", primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets; (2) require that goodwill and indefinite-lived intangibles assets be tested at least annually for impairment; (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill; and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. We will adopt the provisions of SFAS No. 142 in first quarter of 2002 and we will no longer record approximately $808,000 of amortization relating to our existing goodwill each quarter, which would have been recorded through the first quarter of 2004. SFAS No. 142 also requires that goodwill be tested at least annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. We will complete that first step of the goodwill impairment test during the first quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of our fiscal year. We do not anticipate recording an impairment charge as a result of applying SFAS No. 142 during the first quarter of 2002.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", that replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Effective for financial statements issued for fiscal years beginning after December 15, 2001, SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 is not expected to have any material impact on our financial statements.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This document contains forward-looking statements that reflect our current assumptions and expectations regarding future events. While these statements reflect our current judgment, they are subject to risks and uncertainties. Actual results may differ significantly from projected results due to a number of factors, including, but not limited to, the soundness of our business strategies relative to the perceived market opportunities; our ability to identify suitable acquisition candidates; our successful integration of MDP and any other future acquisitions; our ability to successfully develop, market, sell, cross-sell, install and upgrade our clinical and financial transaction services and applications to new and current physicians, payers, medical laboratories and pharmacies; our ability to compete effectively on price and support services; our assessment of the healthcare industry's need, desire and ability to become technology efficient; and our ability and that of our business associates to comply with various government rules regarding healthcare information and patient privacy. These and other risk factors are more fully discussed in our filings with the Securities and Exchange Commission, which we strongly urge you to read. We expressly disclaim any intent or obligation to update any forward-looking statements. When used in this document, the words "believes", "estimated", "expects", "anticipates", "may" and similar expressions are intended to identify forward-looking statements.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We own no derivative financial instruments or derivative commodity instruments. We do not derive a significant amount of revenues from international operations and do not believe that we are exposed to material risks related to foreign currency exchange rates.


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

                                    PART III

The information required in Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (certain Relationships and Related Transactions) is incorporated by reference to our Definitive Proxy Statement for our 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission by April 30, 2002.

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
             Part II, Item 8:

     Consolidated Financial Statements:
          Report of Independent Certified Public Accountants                             F-2
          Consolidated Balance Sheets - December 31, 2001 and 2000                       F-3
          Consolidated Statements of Operations - Years Ended December 31, 2001,
             2000 and 1999                                                               F-4
          Consolidated Statements of Stockholders' Equity - Years Ended
             December 31, 2001, 2000 and 1999                                            F-5
          Consolidated Statements of Cash Flows - Years Ended December 31, 2001,
             2000 and 1999                                                               F-6
          Notes to Consolidated Financial Statements                                     F-7 - F-35

     (2) The following schedule for the years 2001, 2000 and 1999 is submitted herewith:

              Schedule II - Valuation and Qualifying Accounts -                          F-36
                 Years Ended December 31, 2001, 2000 and 1999

     (3) Exhibits required to be filed by Item 601 of Regulation S-K as exhibits to this Report are listed in the Exhibit Index appearing on pages 29 through 32.

(b)         Reports on Form 8-K:

            OCTOBER 25, 2001 - Report on Third Quarter 2001 telephone conference call held on October 12, 2001, including transcript thereon, pursuant to Regulation FD.

            DECEMBER 10, 2001 - Report on projected revenue and EBITDA pursuant to Regulation FD.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 1, 2002                             PROXYMED, INC.

                                               By: /s/ MICHAEL K. HOOVER
                                                   ----------------------------
                                                   Michael K. Hoover
                                                   Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael K. Hoover and Judson E. Schmid and each of them, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              SIGNATURES                                     TITLE                          DATE
              ----------                                     -----                          ----

   /s/ MICHAEL K. HOOVER                 Chairman of the Board and Chief Executive      April 1, 2002
------------------------------------     Officer (principal executive officer)
Michael K. Hoover

   /s/ JUDSON E. SCHMID                  Executive Vice President and Chief Financial   April 1, 2002
------------------------------------     Officer (principal financial and accounting
Judson E. Schmid                         officer)

   /s/ EDWIN M. COOPERMAN                Director                                       April 1, 2002
---------------------------
Edwin M. Cooperman

   /s/ GERALD B. CRAMER                  Director                                       April 1, 2002
------------------------------------
Gerald B. Cramer

   /s/ MICHAEL S. FALK                   Director                                       April 1, 2002
------------------------------------
Michael S. Falk

   /s/ THOMAS E. HODAPP                  Director                                       April 1, 2002
------------------------------------
Thomas E. Hodapp


   /s/ EUGENE R. TERRY                   Director                                       April 1, 2002
------------------------------------
Eugene R. Terry


                                  EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION
----------                              -----------

    3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

    3.2 Bylaws, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

    3.3 Articles of Amendment to Articles of Incorporation dated July 25, 2001 (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).

    3.4 Articles of Amendment to Articles of Incorporation dated August 21, 2001 (incorporated by reference to Exhibit 2.2 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).

    4.1 Form of Warrant to Purchase Common Stock of ProxyMed dated December 23, 1999, issued to certain investors (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated December 23, 1999).

    4.2 Registration Rights Agreement by and among ProxyMed and the investors named therein dated as of December 23, 1999 (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 000-22052, reporting an event dated December 23, 1999).

    4.3 Form of Exchanged Warrant to Purchase Common Stock of ProxyMed dated May 4, 2000, issued to certain investors (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).

    4.4 Form of New Warrant to Purchase Common Stock of ProxyMed dated May 4, 2000, issued to certain investors (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).

    4.5 Registration Rights Agreement by and among ProxyMed and the investors named therein dated as of May 4, 2000 (incorporated by reference to Exhibit 4.3 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).

    4.6 Registration Rights Agreement between ProxyMed and Fisher Capital Ltd. and Wingate Capital Ltd. dated as of April 24, 2001 (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated April 24, 2001).

    4.7 Registration Rights Agreement between ProxyMed and Royal Bank of Canada and Leonardo, L.P. dated as of April 24, 2001 (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 000-22052, reporting an event dated April 24, 2001).

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

EXHIBIT NO.                             DESCRIPTION
----------                              -----------

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

    10.18 *1997 Stock Option Plan (incorporated by reference to Exhibit A of ProxyMed's Proxy Statement for its 1997 Annual Meeting of Shareholders).

    10.20 Agreement and Plan of Merger between ProxyMed Acquisition Corp., Key Communications Service, Inc., Jeff K. Carpenter, A. Thomas Hardy and Carl W. Garmon (incorporated by reference to Exhibit
                2.1 of Form 8-K, File No. 000-22052, reporting an event dated December 31, 1998).

EXHIBIT NO.                             DESCRIPTION
----------                              -----------

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

    10.27 Redemption and Exchange Agreement between ProxyMed and certain investors named therein (incorporated by reference to Exhibit
                10.27 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).

    10.28 *Employment Agreement between ProxyMed and Michael K. Hoover dated July 28, 2000 (incorporated by reference to Exhibit 99.1 of Form 10-Q for the period ending September 30, 2000).

    10.29 *Employment Agreement between ProxyMed and Judson E. Schmid dated September 29, 2000 (incorporated by reference to Exhibit
                99.2 of Form 10-Q for the period ending September 30, 2000).

    10.30 *Employment Agreement between ProxyMed and Nancy J. Ham dated October 2, 2000 (incorporated by reference to Exhibit 99.3 of Form 10-Q for the period ending September 30, 2000).

    10.31 *Employment Agreement between ProxyMed and Timothy J. Tolan dated January 23, 2001 (incorporated by reference to Exhibit
                10.30 of Form 10-K for the period ending December 31, 2000).

    10.32 *2000 Stock Option Plan (incorporated by reference to Exhibit B of the Proxy Statement filed on July 7, 2000).

    10.33 *2000-1/2 Stock Option Plan (incorporated by reference to Exhibit C of the Proxy Statement filed on July 7, 2000).

    10.34 *Employment Agreement between ProxyMed and Lonnie W. Hardin dated March 29, 2001 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the period ending March 31, 2001).

    10.35 Exchange Agreement between ProxyMed and Fisher Capital Ltd. and Wingate Capital Ltd. dated as of April 24, 2001 (incorporated by reference to Exhibit 10.27 of Form 8-K, File No. 000-22052 reporting an event dated April 24, 2001).

EXHIBIT NO.                             DESCRIPTION
----------                              -----------

    10.36 Exchange Agreement between ProxyMed and Royal Bank of Canada dated as of April 24, 2001 (incorporated by reference to Exhibit
                10.28 of Form 8-K, File No. 000-22052 reporting an event dated April 24, 2001).

    10.37 Exchange Agreement between ProxyMed and Leonardo, L.P. dated as of April 24, 2001 (incorporated by reference to Exhibit 10.29 of Form 8-K, File No. 000-22052 reporting an event dated April 24,
                2001).

    10.38 Asset Purchase Agreement between ProxyMed and MDP Corporation dated April 23, 2001 (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated May 1,
                2001).

    10.39 *2001 Stock Option Plan (incorporated by reference to Exhibit B of the Proxy Statement filed on June 22, 2001).

    10.40 *Employment Agreement between ProxyMed and A. Thomas Hardy dated December 31, 2001.

    10.41 Stock and Warrant Purchase Agreement between ProxyMed and General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co., KG and GapStar, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 000-22052, reporting an event dated March 26, 2002).

    10.42 Registration Rights Agreement between ProxyMed and General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, and GAPCO GmbH & Co. KG (incorporated by reference to Exhibit 10.3 of Form 8-K, File No. 000-22052, reporting an event dated March 26, 2002).

    10.43 Form of Common Stock Purchase Warrants issued to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co, KG (incorporated by reference to Exhibit 10.2 of Form 8-K, File No. 000-22052, reporting an event dated March 26, 2002).

    21          Subsidiaries of ProxyMed, Inc.

    23          Consent of PricewaterhouseCoopers LLP.

----------------------------
* Denotes employment agreement or compensatory plan.

                         PROXYMED, INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                     PAGE
                                                                     ----

Consolidated Financial Statements

     Report of Independent Certified Public Accountants              F-2

     Consolidated Balance Sheets - December 31, 2001 and 2000        F-3

     Consolidated Statements of Operations -
         Years Ended December 31, 2001, 2000 and 1999                F-4

     Consolidated Statements of Stockholders' Equity -
         Years Ended December 31, 2001, 2000 and 1999                F-5

     Consolidated Statements of Cash Flows -
         Years Ended December 31, 2001, 2000 and 1999                F-6

     Notes to Consolidated Financial Statements                  F-7 - F-35

     Schedule II - Valuation and Qualifying Accounts -
         Years Ended December 31, 2001, 2000 and 1999                F-36

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of ProxyMed, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ProxyMed, Inc. and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
February 12, 2002 (except as to Note 19, which is as of March 26, 2002).

                         PROXYMED, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                                2001             2000
                                                                          -------------    -------------
                              ASSETS

Current assets:
     Cash and cash equivalents                                            $  12,601,000    $   8,841,100
     Accounts receivable - trade, net of allowance for
        doubtful accounts of $228,200 and $691,300 respectively               5,588,800        4,174,700
     Other receivables                                                           88,800          198,400
     Inventory                                                                3,351,100        2,640,700
     Other current assets                                                       330,600          860,800
                                                                          -------------    -------------
        Total current assets                                                 21,960,300       16,715,700
Property and equipment, net                                                   3,831,700        3,905,000
Goodwill, net                                                                 7,960,400        3,038,600
Purchased technology, capitalized software and
     other intangible assets, net                                             2,075,800        3,942,400
Other assets                                                                     53,300           64,700
                                                                          -------------    -------------
        Total assets                                                      $  35,881,500    $  27,666,400
                                                                          =============    =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable                                                         $   7,000,000    $          --
     Accounts payable and accrued expenses                                    5,344,600        4,246,400
     Deferred revenue                                                           222,300          313,800
                                                                          -------------    -------------
        Total current liabilities                                            12,566,900        4,560,200
Long-term deferred revenue and other long-term liabilities                      442,100          729,100
                                                                          -------------    -------------
        Total liabilities                                                    13,009,000        5,289,300
                                                                          -------------    -------------

Commitments and contingencies


Stockholders' equity:
     Series B 6% Convertible preferred stock - $.01 par value.
        Authorized and issued 15,000 shares;
        outstanding -0- and 110 shares, respectively;
        liquidation preference $-0- and $110,000, respectively                       --               --
     Series C 7% Convertible preferred stock - $.01 par value.
        Authorized 300,000 shares; issued 253,265 shares;
        outstanding 34,650 and 253,265 shares, respectively;
        liquidation preference $3,465,000 and $25,326,500, respectively             300            2,500
     Common stock - $.001 par value. Authorized 13,333,333 shares;
        issued and outstanding 4,894,433 (after deducting 15,061
        shares in treasury) and 1,372,898 shares, respectively                    4,900            1,400
     Additional paid-in capital                                             120,276,500      113,234,500
     Accumulated deficit                                                    (97,223,300)     (90,425,400)
     Note receivable from stockholder                                          (185,900)        (435,900)
                                                                          -------------    -------------
        Total stockholders' equity                                           22,872,500       22,377,100
                                                                          -------------    -------------
        Total liabilities and stockholders' equity                        $  35,881,500    $  27,666,400
                                                                          =============    =============




See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                               2001            2000            1999
                                                           ------------    ------------    ------------
Revenues:
     Transaction fees, services and license fees           $ 23,366,200    $ 18,439,900    $ 18,195,000
     Communication devices, computer systems
        and other tangible goods                             19,864,100      15,001,200      10,828,100
                                                           ------------    ------------    ------------
                                                             43,230,300      33,441,100      29,023,100
                                                           ------------    ------------    ------------

Costs and expenses:
     Cost of transaction fees, services and license fees      6,530,000       1,886,200       1,577,200
     Cost of tangible goods                                  13,878,000      10,362,800       7,379,900
     Selling, general and administrative expenses            21,266,900      27,097,200      26,937,800
     Depreciation and amortization                            8,176,400      13,374,900      13,064,200
     Restructuring charges                                           --       1,330,000              --
     Write-off of impaired and obsolete assets                   91,100       2,850,100          82,900
                                                           ------------    ------------    ------------
                                                             49,942,400      56,901,200      49,042,000
                                                           ------------    ------------    ------------

        Operating loss                                       (6,712,100)    (23,460,100)    (20,018,900)

Income from litigation settlement and other, net                 39,800         666,600              --
Interest expense, net                                          (125,600)     (4,133,000)       (100,900)
                                                           ------------    ------------    ------------
        Loss from continuing operations                      (6,797,900)    (26,926,500)    (20,119,800)

Discontinued operations (Note 3):
     Loss from discontinued operations                               --        (303,900)     (1,195,100)
     Gain (loss) on disposal of discontinued operations              --         545,300        (519,300)
                                                           ------------    ------------    ------------
                                                                     --         241,400      (1,714,400)
                                                           ------------    ------------    ------------

        Net loss                                             (6,797,900)    (26,685,100)    (21,834,200)

Deemed dividends and other charges                           12,262,000      21,366,600          22,200
                                                           ------------    ------------    ------------
        Net loss applicable to
              common shareholders                          $(19,059,900)   $(48,051,700)   $(21,856,400)
                                                           ============    ============    ============

Weighted average common shares outstanding                    2,162,352       1,304,342       1,202,136
                                                           ============    ============    ============

Basic and diluted net loss per share of common stock:
        Loss from continuing operations                    $      (8.81)   $     (37.03)   $     (16.75)
        Gain (loss) from discontinued operations                     --             .19           (1.43)
                                                           ------------    ------------    ------------
             Net loss                                      $      (8.81)   $     (36.84)   $     (18.18)
                                                           ============    ============    ============



See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                        SERIES B                      SERIES C
                                                     PREFERRED STOCK              PREFERRED STOCK                COMMON STOCK
                                                  ---------------------        ---------------------       ----------------------
                                                   NUMBER          PAR           NUMBER         PAR          NUMBER         PAR
                                                  OF SHARES       VALUE        OF SHARES       VALUE       OF SHARES       VALUE
                                                  ----------      ------       ----------      ------      ----------      ------
Balances, January 1, 1999                             --    $          --            --   $          --      1,187,211  $   1,200

Sales of common stock, net
   of expenses of $67,700                             --               --            --              --         16,667         --
Sale of preferred stock, net
   of expenses of $840,000                        15,000              200            --              --             --         --
Exercise of stock options and warrants                --               --            --              --         13,826         --
Common stock issued for
   acquired businesses                                --               --            --              --          3,456         --
Compensatory stock and
   stock options                                      --               --            --              --            667         --
Repayment of stockholder note                         --               --            --              --             --         --
Dividends on preferred stock                          --               --            --              --             --         --
Net loss                                              --               --            --              --             --         --
                                           -------------    -------------    ----------   -------------  -------------  ---------
Balances, December 31, 1999                       15,000              200            --              --      1,221,827      1,200

Sale of Series C preferred stock                      --               --        10,000             100             --         --
Exercise of stock options and warrants                --               --            --              --         11,229         --
Treasury stock received for sales
   of discontinued businesses                         --               --            --              --        (15,061)        --
Common stock issued
   for acquired businesses                            --               --            --              --          2,247         --
Common stock issued for
   stock compensation award                           --               --            --              --         13,333         --
Conversions of Series B
   Preferred stock                                (1,890)              --            --              --        108,129        100
Redemptions of Series B
   Preferred stock                               (13,000)            (200)           --              --             --         --
Warrants issued to placement agent
   under advisory agreement                           --               --            --              --             --         --
Warrants issued to placement agent
   pursuant to Convertible Debt offering              --               --            --              --             --         --
Reclassification of unaccreted
   value of Put Warrants                              --               --            --              --             --         --
Amortization of beneficial
   conversion of Convertible Debt                     --               --            --              --             --         --
Conversion of Convertible
   Debt into Series C
   preferred stock, net of costs                      --               --       243,265           2,400             --         --
Compensatory stock options                            --               --            --              --             --         --
Dividends on preferred stock                          --               --            --              --         31,194        100
Reclassification of stockholder note                  --               --            --              --             --         --
Other, net                                            --               --            --              --             --         --
Net loss                                              --               --            --              --             --         --
                                           -------------    -------------    ----------   -------------  -------------  ---------
   Balances, December 31, 2000                       110               --       253,265           2,500      1,372,898      1,400

Sales of common stock, net
   of expenses of $728,800                            --               --            --              --        483,414        500
Conversion of Series B
   preferred stock                                  (110)              --            --              --          8,766         --
Conversions of Series C
   preferred stock                                    --               --       (49,466)           (500)       329,773        300
Conversions of Series C
   preferred stock pursuant
   to Conversion Offer                                --               --      (169,149)         (1,700)     1,296,126      1,300
Exchange of Series B warrants
   into common stock                                  --               --            --              --        218,828        200
Exchange of Series C warrants
   into common stock                                  --               --            --              --      1,050,691      1,100
Dividends on preferred stock                          --               --            --              --        133,937        100
Repayment of note from stockholder                    --               --            --              --             --         --
Other, net                                            --               --            --              --             --         --
Net loss                                              --               --            --              --             --         --
                                           -------------    -------------    ----------   -------------  -------------  ---------
   Balances, December 31, 2001                        --    $          --        34,650   $         300      4,894,433  $   4,900
                                           =============    =============    ==========   =============  =============  =========





                                                                                     NOTE
                                                                                  RECEIVABLE
                                             ADDITIONAL        ACCUMULATED           FROM
                                            PAID-IN CAPITAL      DEFICIT         STOCKHOLDER        TOTAL
                                            ----------------   -----------        -----------   ------------
Balances, January 1, 1999                   $  82,443,900    $ (41,906,200)   $    (259,800)   $  40,279,100

Sales of common stock, net
   of expenses of $67,700                       2,932,300               --               --        2,932,300
Sale of preferred stock, net
   of expenses of $840,000                     14,159,800               --               --       14,160,000
Exercise of stock options and warrants          1,037,700               --               --        1,037,700
Common stock issued for
   acquired businesses                            750,000               --               --          750,000
Compensatory stock and
   stock options                                  193,000               --               --          193,000
Repayment of stockholder note                          --               --          259,800          259,800
Dividends on preferred stock                      (22,200)              --               --          (22,200)
Net loss                                               --      (21,834,100)              --      (21,834,100)
                                            -------------    -------------    -------------    -------------
Balances, December 31, 1999                   101,494,500      (63,740,300)              --       37,755,600

Sale of Series C preferred stock                  999,900               --               --        1,000,000
Exercise of stock options and warrants            426,800               --               --          426,800
Treasury stock received for sales
   of discontinued businesses                  (1,929,800)              --               --       (1,929,800)
Common stock issued
   for acquired businesses                         67,400               --               --           67,400
Common stock issued for
   stock compensation award                       285,000               --               --          285,000
Conversions of Series B
   Preferred stock                                   (100)              --               --               --
Redemptions of Series B
   Preferred stock                            (15,729,500)              --               --      (15,729,700)
Warrants issued to placement agent
   under advisory agreement                     1,300,000               --               --        1,300,000
Warrants issued to placement agent
   pursuant to Convertible Debt offering       10,875,900               --               --       10,875,900
Reclassification of unaccreted
   value of Put Warrants                       12,084,600               --               --       12,084,600
Amortization of beneficial
   conversion of Convertible Debt               3,202,900               --               --        3,202,900
Conversion of Convertible
   Debt into Series C
   preferred stock, net of costs                 (332,300)              --               --         (329,900)
Compensatory stock options                        491,500               --               --          491,500
Dividends on preferred stock                       (3,600)              --               --           (3,500)
Reclassification of stockholder note                   --               --         (435,900)        (435,900)
Other, net                                          1,300               --               --            1,300
Net loss                                               --      (26,685,100)              --      (26,685,100)
                                            -------------    -------------    -------------    -------------
   Balances, December 31, 2000                113,234,500      (90,425,400)        (435,900)      22,377,100

Sales of common stock, net
   of expenses of $728,800                      7,247,000               --               --        7,247,500
Conversion of Series B
   preferred stock                                     --               --               --               --
Conversions of Series C
   preferred stock                                    200               --               --               --
Conversions of Series C
   preferred stock pursuant
   to Conversion Offer                            (31,600)              --               --          (32,000)
Exchange of Series B warrants
   into common stock                              (72,800)              --               --          (72,600)
Exchange of Series C warrants
   into common stock                              (53,700)              --               --          (52,600)
Dividends on preferred stock                       (6,900)              --               --           (6,800)
Repayment of note from stockholder                     --               --          250,000          250,000
Other, net                                        (40,200)              --               --          (40,200)
Net loss                                               --       (6,797,900)              --       (6,797,900)
                                            -------------    -------------    -------------    -------------
   Balances, December 31, 2001              $ 120,276,500    $ (97,223,300)   $    (185,900)   $  22,872,500
                                            =============    =============    =============    =============





See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                           2001            2000            1999
                                                                       ------------    ------------    ------------
Cash flows from operating activities:
     Net loss                                                          $ (6,797,900)   $(26,685,100)   $(21,834,200)
     Adjustments to reconcile net loss to net provided by
         (used in) operating activities:
            Depreciation and amortization                                 8,176,400      13,705,500      14,213,200
            Amortization of private placement related costs                      --       4,472,700              --
            Restructuring charges                                                --       1,330,000              --
            Provision for doubtful accounts                                  69,600         425,400         639,600
            Reserve for (recovery of) obsolete inventory                    (50,000)        (25,500)        350,000
            Compensatory stock options and warrants
                and stock compensation awards issued                        433,300       1,643,200          11,500
            Payment for non-compete agreement                                    --        (200,000)             --
            Write-off of obsolete and impaired assets                        91,100       2,850,100          82,900
            Net gain on sales of discontinued operations                         --        (545,300)             --
            Changes in net current assets of discontinued operations             --        (734,600)        809,600
            Changes in assets and liabilities, net of
               effect of acquisitions and dispositions:
                Accounts and other receivables                             (613,700)     (1,209,700)       (180,200)
                Inventory                                                  (612,000)       (773,200)         81,000
                Accounts payable and accrued expenses                       576,100      (1,015,700)       (957,300)
                Deferred revenue                                           (264,700)       (321,500)       (128,200)
                Other, net                                                   11,200           7,100         305,000
                                                                       ------------    ------------    ------------
         Net cash provided by (used in) operating activities              1,019,400      (7,076,600)     (6,607,100)
                                                                       ------------    ------------    ------------

Cash flows from investing activities:
     Capital expenditures                                                (1,324,700)       (967,000)     (1,787,400)
     Capital expenditures of discontinued operations                             --        (230,100)       (357,700)
     Capitalized software                                                  (120,200)     (1,610,700)     (1,438,900)
     Acquisition of businesses, net of cash acquired                     (3,000,000)             --      (1,000,000)
     Payment of acquisition contingency of discontinued operations               --              --        (500,000)
     Payments for acquisition-related costs                                 (42,400)        (18,000)       (573,500)
                                                                       ------------    ------------    ------------
         Net cash used in investing activities                           (4,487,300)     (2,825,800)     (5,657,500)
                                                                       ------------    ------------    ------------

Cash flows from financing activities:
     Net proceeds from sale of convertible debt securities                       --      21,383,200              --
     Net proceeds from sale of convertible preferred stock                       --       1,000,000      14,160,000
     Net proceeds from sale of common stock                               7,247,500              --       2,932,300
     Redemption of convertible preferred stock                                   --     (15,748,400)             --
     Preferred stock conversion offer and warrant exchange costs           (157,200)             --              --
     Dividends on preferred stock                                            (6,800)         (3,600)             --
     Proceeds from exercise of stock options and warrants                        --         426,800       1,037,700
     Collection of notes receivable                                         297,600       1,648,800         259,800
     Draw on line of credit                                                      --       2,000,000       4,930,000
     Repayment of line of credit                                                 --      (3,000,000)     (3,930,000)
     Payment of notes payable, long-term debt and capital leases           (153,300)       (451,200)       (263,900)
                                                                       ------------    ------------    ------------
         Net cash provided by financing activities                        7,227,800       7,255,600      19,125,900
                                                                       ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                      3,759,900      (2,646,800)      6,861,300
Cash and cash equivalents at beginning of year                            8,841,100      11,487,900       4,626,600
                                                                       ------------    ------------    ------------
Cash and cash equivalents at end of year                               $ 12,601,000    $  8,841,100    $ 11,487,900
                                                                       ============    ============    ============


See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) BUSINESS OF PROXYMED - ProxyMed, Inc. ("ProxyMed" or "the Company") is an electronic healthcare transaction processing services company providing connectivity services and related value-added products to physician offices, payers, medical laboratories, pharmacies and other healthcare providers. ProxyMed's products and services are provided from its operating facilities located in Fort Lauderdale, Florida; New Albany, Indiana; Santa Ana, California; and Atlanta, Georgia.

         In March 2000, the Company sold its non-core network integration and prescription drug dispensing businesses. These two businesses are shown as discontinued operations in the consolidated financial statements, and the related notes have been reclassified to segregate the net assets and operating results of these businesses (see Note 3).

         In May 2001, the Company acquired substantially all of the assets and the business of MDP Corporation ("MDP") for $10 million (see Note 2). ProxyMed paid $3 million cash at closing and obligated itself with monthly cash interest payments and a $7 million debt payment due in May 2002. The Company paid this note in full in January 2002.

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

    (d) REVENUE RECOGNITION - Electronic transaction processing fee revenue is recorded in the period the service is rendered. Certain transaction fee revenue may be subject to revenue sharing or rebates per agreements with resellers, vendors or gateway partners and are recorded as gross revenues. Revenue from sales of software, software licenses, computer hardware and manufactured goods is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. The same criteria are applied to each element of multiple element arrangements after allocating the amounts paid to individual elements based on vendor-specific objective evidence of fair value. Revenue from certain up-front fees is amortized ratably over the expected life of the customer. Revenue from hardware leases, software rentals and maintenance fees is recognized ratably over the applicable period.

                         PROXYMED, INC. AND SUBSIDIARIES

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

    (h)  INTANGIBLE ASSETS

         GOODWILL - Goodwill representing the excess of cost over the estimated fair value of net assets acquired was amortized on the straight-line basis over 3 to 15 years until December 31, 2001, at which time the Company adopts SFAS No. 142 (see Note l(1) below).

                         PROXYMED, INC. AND SUBSIDIARIES

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

         PURCHASED TECHNOLOGY AND CAPITALIZED SOFTWARE - ProxyMed has recorded amounts related to various software and technology that it has purchased or capitalized for external sale to its customers or for its own internal systems use. Certain computer software costs for external sale are capitalized and are reported at the lower of unamortized cost or net realizable value. Such costs are capitalized when they are related to a product that has achieved technological feasibility or that has an alternative future use, and cease to be capitalized when the product is available for general release to customers. The costs are amortized on a product-by-product basis using the straight-line method over their estimated useful lives, generally over 3 years, and costs of maintenance and support are charged to expense. Costs for computer software used for ProxyMed's own internal systems are capitalized during the application development stage and are periodically evaluated by ProxyMed for indications that the carrying value may be impaired or that the useful lives assigned may be excessive. Such software is being amortized on a straight-line basis over its estimated useful life of 3 years. Purchased technology and capitalized software and related accumulated amortization are written-off from the accounts when fully amortized.

    (i) RESEARCH AND DEVELOPMENT - Software development costs incurred prior to achieving technological feasibility are charged to research and development expense when incurred. Research and development expense of approximately $1,960,700 in 2001, $3,130,000 in 2000, and $2,898,000 in
         1999 was recorded in selling, general and administrative expenses.

                         PROXYMED, INC. AND SUBSIDIARIES

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

    (k) NET LOSS PER SHARE - Basic loss per share of common stock is computed by dividing net loss applicable to common shareholders by the weighted average shares of common stock outstanding during the year. Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock; however, stock options and warrants totaling 1,018,713 shares, 2,450,130 shares and 302,029 shares for the three years ended December 31, 2001, 2000 and 1999, respectively, as well as common shares issuable on conversion of Series B and Series C preferred stock (231,000 shares, 1,696,500 shares and 110,284 shares if converted on December 31, 2001, 2000 and 1999, respectively) were excluded from the calculation of diluted per share results because their effect was antidilutive.

    (l) NEW ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143 "Accounting for Asset Retirement Obligations".

         Effective July 1, 2001, SFAS No. 141, "Business Combinations" eliminates the pooling-of-interest method for business combinations and requires application of the purchase method. Effective for financial statements issued for fiscal years beginning after June 15, 2002, SFAS No. 143 "Accounting for Asset Retirement Obligations" addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. The adoption of SFAS No. 141 and SFAS No. 143 are not expected to have any material impact on the Company's financial statements.

         SFAS No. 142, "Goodwill and Other Intangible Assets", primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets; (2) require that goodwill and indefinite-lived intangibles assets be tested at least annually for impairment; (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill; and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. The Company will adopt the provisions of SFAS No. 142 in first quarter of 2002 and expects that it will no longer record approximately $808,000 of amortization relating to its existing goodwill each quarter, which would have been recorded through the first quarter of 2004. SFAS No. 142 also requires that goodwill be tested at least annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The Company will complete that first step of the goodwill impairment test during the first quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. The Company does not anticipate recording an impairment charge as a result of applying SFAS No. 142 during the first quarter of 2002.

                         PROXYMED, INC. AND SUBSIDIARIES

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", that replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Effective for financial statements issued for fiscal years beginning after December 15, 2001, SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 is not expected to have any material impact on the Company's financial statements.

    (m) RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)      ACQUISITIONS OF BUSINESSES

    (a) MDP CORPORATION - In May 2001, the Company acquired substantially all of the assets and the business of MDP Corporation, a privately-owned electronic claims clearinghouse and patient statement processor based in Atlanta, Georgia for $10 million cash. ProxyMed paid $3 million at the closing and executed a $7 million promissory note, payable in May 2002. Interest on this note is payable monthly at 7% simple interest. The assets of MDP collateralized the note. The acquisition was accounted for as a purchase and the purchase price was allocated as follows: working capital ($272,800); property and equipment ($165,000); and other assets ($3,800). The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $9,558,400 was recorded as goodwill. In January 2002, the Company paid the $7 million promissory note in full.

                         PROXYMED, INC. AND SUBSIDIARIES

         The following unaudited pro forma summary presents the consolidated results of operations of ProxyMed and MDP as if the acquisition of this business had occurred at the beginning of 2000, including additional pro forma amortization of goodwill of $1,064,400 and $3,196,000 and interest expense of $161,200 and $490,000 for the years ended December 31, 2001 and 2000, respectively. These pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place at those dates, or of results which may occur in the future.

                                              YEAR ENDED DECEMBER 31,
                                           ------------    ------------
                                                2001            2000
                                           ------------    ------------
         Revenues                          $ 45,484,800    $ 39,777,800
         Loss from continuing operations   $ (7,776,500)   $(30,277,000)
         Net loss applicable to
               common shareholders         $(20,038,500)   $(51,643,600)
         Basic and diluted net loss
               per share of common stock   $      (9.27)   $     (39.59)



    (b) SPECIALIZED MEDICAL MANAGEMENT - In January 1999, ProxyMed acquired the electronic transaction processing business and assets of Specialized Medical Management, Inc., a provider of healthcare financial electronic transaction processing services primarily in the Southwestern United States, for $1,000,000 in cash. Additionally, costs of $174,000 associated with the acquisition were incurred, and 667 shares of unregistered common stock and warrants to purchase 1,333 shares of ProxyMed's common stock at $171.60 (together valued at $181,600 and included in the calculation of goodwill) were issued to an unrelated third-party as a finder's fee for this transaction. The value of the shares was computed based on the fair market value of the common stock, and the value of the warrant was computed using the Black-Scholes method subject to, in both cases, a discount due to restrictions on marketability of the securities for one year from the date of issuance. The acquisition was accounted for as a purchase, and the purchase price was allocated as follows: net working capital ($206,400), property and equipment ($38,500) and other intangible assets ($111,000). The excess of the consideration paid over the estimated fair value of the net assets acquired in the amount of $999,600 was recorded as goodwill.

                         PROXYMED, INC. AND SUBSIDIARIES

(3)      DISCONTINUED OPERATIONS

         In March 2000, ProxyMed sold its discontinued network integration and prescription drug dispensing businesses in separate transactions. Proceeds from the sale of the network integration business were $3,398,000 and were paid with 13,928 shares of ProxyMed common stock (valued at $1,776,000, based on the closing market price of the common stock on the date of closing, and recorded as treasury stock) and a note receivable of $1,622,000 due on July 31, 2000. The sale resulted in a gain of $608,400. As of December 31, 2000, all amounts due under this note receivable has been collected.

         Proceeds from the sale of the prescription drug dispensing business were $255,000 and were paid with 1,133 shares of ProxyMed common stock (valued at $154,000, based on the closing market price of the common stock on the date of closing, and recorded as treasury stock) and a note receivable of $101,000 payable in monthly installments over two years and bearing interest at 9% per annum. The sale resulted in a loss of $63,100. As of December 31, 2001, $82,700 under this note receivable has been collected.

         The following table represents the results of discontinued operations for the years ended December 31, 2000 and 1999:


                                                   2000            1999
                                              ------------    ------------
         Net revenues:
               Network integration            $  2,371,700    $ 11,106,600
               Prescription drug dispensing        574,700       2,200,300
                                              ------------    ------------
                                              $  2,946,400    $ 13,306,900
                                              ============    ============

         Net income (loss):
               Network integration            $   (327,700)   $ (1,045,300)
               Prescription drug dispensing         23,800        (149,800)
                                              ------------    ------------
                                              $   (303,900)   $ (1,195,100)
                                              ============    ============

                         PROXYMED, INC. AND SUBSIDIARIES

(4)      RESTRUCTURING CHARGE

         In May 2000, the Company announced a reorganization plan aimed at reducing costs and reallocating resources. As a result, the Company reduced its workforce by approximately 70 employees, including the resignation of its chief executive officer, president/chief operating officer, chief financial officer, chief marketing officer and other management positions. The Company recorded a charge of $1,330,000 in the year ended December 31, 2000 primarily for separation payments and marketing contracts that were canceled in connection with the implementation of the reorganization plan. As of December 31, 2001, all restructuring charges had been paid. In conjunction with this restructuring, the Company also paid $200,000 to its former president/chief operating officer under the non-compete clause of his employment contract. This payment had been recorded as a prepaid expense and was being amortized over a one-year period through May 2001.

(5)      EQUITY TRANSACTIONS

    (a) SALES OF COMMON STOCK - In 1999, ProxyMed sold 16,667 shares of common stock at $180.00 per share in a private placement, resulting in net proceeds of $2,932,300 after costs of $67,700. As part of the sale, ProxyMed issued five-year warrants to the investors for the purchase of an aggregate of 8,000 shares of common stock for $150.00 per share and issued a five-year warrant to the placement agent for the purchase of 2,333 shares of common stock at $199.65 per share.

         On December 21, 2001, the Company sold 483,414 shares of common stock at $16.50 per share in a private placement to nine U.S. and Canadian institutional and accredited investors, resulting in net proceeds of $7,247,500 after total costs of $728,800 (including a 7% cash fee and reimbursement of out-of-pocket expenses totaling $602,200 to Commonwealth Associates, L.P. ("Commonwealth") who acted as placement agent in the transaction). Certain executive officers, directors and controlling persons of the Company had agreed to a lock-up on all shares owned or beneficially owned by them until a registration statement covering the shares sold in the private placement was declared effective. On February 14, 2002, a registration statement filed by the Company under Form S-3 covering the above shares was declared effective.

                         PROXYMED, INC. AND SUBSIDIARIES

    (b) SERIES B PREFERRED STOCK - In December 1999, ProxyMed sold 15,000 shares of 6% Series B non-voting, non-redeemable convertible preferred stock (the "Series B Preferred") in a private placement to institutional investors resulting in net proceeds of $14,160,000 after costs of $840,000. ProxyMed, in whole or in part during the first year, could call for conversion at 93% of the then current market price of its common stock, or redemption at 107% of the face value plus accrued dividends, with full conversion or redemption (at ProxyMed's election) of all of the preferred stock within two years. ProxyMed was required to convert 30% of the preferred shares by June 23, 2000, and another 30% of the preferred shares by September 23, 2000. After the first year, the preferred shares are convertible at the option of the investors. Dividends are cumulative and are payable quarterly in cash or common stock. As part of this sale, warrants to purchase 53,333 shares of common stock (the "Old Warrants") were issued at an exercise price of $180.75 per share. As a result of a Redemption and Exchange Agreement executed in May 2000, 46,222 of these warrants were repriced (see Note 5(c) below). Additionally, in 2000, we recorded a catch-up beneficial conversion charge of $4,977,800 included as a dividend charge in the loss applicable to common shareholders pursuant to accounting literature allowing for a cumulative adjustment relating to convertible securities.

         Through December 31, 2001, 2,000 shares of the Series B Preferred had been converted into an aggregate of 116,895 shares of common stock. As described below, the balance of 13,000 shares were redeemed pursuant to a redemption agreement in May 2000.

         During 2000, dividends valued at $223,800 were paid by issuing 2,123 shares of common stock plus cash payments of $3,300. In 2001, cash dividends of $4,900 were paid on the Series B Preferred.

                         PROXYMED, INC. AND SUBSIDIARIES

    (c) SERIES B REDEMPTION AND EXCHANGE AGREEMENT - Due to the decline in the price of the Company's common stock below $63.15 for a period of ten consecutive trading days in April and May 2000, certain contractual provisions were triggered which would have permitted the holders of the Series B Preferred shares to immediately convert the preferred shares and exercise the Old Warrants into a potentially large number of shares of common stock. As a result, on May 4, 2000, the Company entered into a Redemption and Exchange Agreement (the "Redemption Agreement") with the holders of 13,000 shares of the Series B Preferred (the "Redemption Agreement Holders"). Under the terms of the Redemption Agreement, the Company immediately redeemed 4,000 shares of the Series B Preferred for $4,687,000 (a 16.5% premium) and was required to redeem an additional 2,500 shares of the Series B Preferred on each of June 19, 2000, August 1, 2000, and August 31, 2000, and an additional 1,500 shares of the Series B Preferred on September 29, 2000. So long as the Company remained in compliance with the terms of the Redemption Agreement, the Redemption Agreement Holders were prohibited from converting their shares of Series B Preferred into shares of common stock. As a result of the completion of a private placement financing of convertible securities (see Note 5(e) below), the Company was able to redeem the remaining 9,000 shares of the Series B Preferred in June 2000 for $10,636,000. The total premium of $2,322,900 paid on the redemption of the 13,000 shares of Series B Preferred, in addition to $728,000 of unamortized original issuance costs of the Series B Preferred, was recorded as dividend charges included in the net loss applicable to common stockholders in the year ended December 31, 2000.

         Also pursuant to the Redemption Agreement, 46,222 of the Old Warrants (with an exercise price of $180.75 per share) issued to the Redemption Agreement Holders were exchanged for an equal number of warrants (the "Exchanged Warrants") with an exercise price of $22.50 per share. Such holders also received, in the aggregate, 43,333 additional warrants to purchase common stock (the "New Warrants") at an exercise price of $22.50 per share. The total value of the Exchanged Warrants and New Warrants of approximately $1,325,100 was included as dividend charges in the net loss applicable to common stockholders in the year ended December 31, 2000. The Exchanged Warrants expire on December 23, 2002 and the New Warrants expire on May 5, 2003. The exercise price and number of shares of common stock which may be purchased upon exercise of the Exchanged Warrants and the New Warrants are subject to adjustment upon the occurrence of certain dilution events including, without limitation, certain issuances of common stock, stock options or convertible securities issued after November 2000, or certain corporate transactions such as stock splits, mergers or asset sales. As a result, in February 2001, the Exchanged Warrants were converted into 228,366 warrants with an exercise price of $18.89 per share and the Company recorded a deemed dividend charge of $1,968,000 in the quarter ended March 31, 2001. Subject to certain restrictions, the holders of the Exchanged Warrants and the New Warrants agreed not to exercise such warrants for a period of 180 days following the date of the Redemption Agreement. The Company incurred approximately $475,700 in costs for professional fees and other charges related to the negotiation of the Redemption Agreement which were recorded as dividend charges included in the net loss applicable to common stockholders in the year ended December 31, 2000.

                         PROXYMED, INC. AND SUBSIDIARIES

         Additionally, under the terms of the Redemption Agreement, the Company had agreed to pay the Redemption Agreement Holders the aggregate amount of $4,333,333 if there is a change of control of the Company on or before December 23, 2002.

         The Company had not entered into an agreement to redeem the shares of Series B Preferred held by the holder of 2,000 shares of the Series B Preferred (the "Remaining Holder"). Through December 31, 2000, the Remaining Holder had converted 1,890 shares of the Series B Preferred into an aggregate of 108,129 shares of common stock, and the balance of 110 shares of Series B Preferred was converted into 8,766 shares of common stock in October 2001.

         In addition, as a result of certain anti-dilution provisions triggered in June 2000, 7,111 Old Warrants issued to the Remaining Holder at an exercise price of $180.75 were converted into 85,689 warrants with an exercise price of $15.00 per share. In December 2001, these warrants were reset into 98,493 warrants at an exercise price of $13.05 per share as a result of a conversion offer to convert the Company's Series C 7% Convertible Preferred Stock (see Note 5(g) below).

    (d) SERIES B WARRANT EXCHANGE - In April 2001, the Company entered into an exchange agreement (the "Series B Exchange Agreements") with the Redemption Agreement Holders. Under the Series B Exchange Agreements, the Company canceled and exchanged all outstanding Exchanged Warrants and New Warrants for an aggregate of 218,828 shares of common stock. In accordance with the terms of the Series B Exchange Agreements, the Company registered these shares under Form S-3 effective on June 25, 2001. For this transaction, the Company recorded a deemed dividend charge of $1,854,600 in the quarter ended June 30, 2001. In connection with the cancellation and exchange of these warrants, the holders of the Series B Preferred and the holders of Series C 7% Convertible Preferred Stock agreed to waive certain anti-dilution rights afforded by certain outstanding warrants, the Series B Preferred and the Series C 7% Convertible Preferred Stock.

                         PROXYMED, INC. AND SUBSIDIARIES

    (e) CONVERTIBLE DEBT AND SERIES C PREFERRED STOCK - In June 2000, the Company sold, in a private placement to institutional and individual investors (the "Financing"), a total of $24,310,000 of 7% Convertible Senior Secured Notes (the "Notes") due January 1, 2001. Together with the Notes, the Company issued five-year warrants for the purchase of an aggregate of 810,333 shares of the Company's common stock at an exercise price of $15.00 per share. The total net proceeds received by the Company from the Financing was approximately $21,383,000. Under different circumstances the Notes were convertible into either common stock at a conversion price of $15.00 per share, or into shares of the Company's Series C 7% Convertible Preferred Stock (the "Series C Preferred") at the rate of one Series C Preferred share for each $100 of principal and accrued interest under the Notes. As described below, all of the Notes have been converted into shares of Series C Preferred. The conversion price of the Series C Preferred, the warrant exercise price, and number of shares of common stock issuable upon exercise of the warrants were subject to adjustment upon the occurrence of certain dilution events including, without limitation, certain issuances of common stock, stock options or convertible securities issued after June 2001, or certain corporate transactions such as stock splits, mergers or asset sales. As the conversion price of the Notes was less than the market price of the Company's common stock on the dates of issuance, the Company recorded a beneficial conversion charge in interest expense of approximately $3,203,000 in the year ended December 31, 2000. The total proceeds were allocated between the debt and the warrants resulting in an accretion charge through interest expense of approximately $260,000 recorded in the year ended December 31, 2000.

         The warrants issued to the investors in the Financing provided that they were not exercisable until such time as the Company had obtained shareholder approval of an increase in the number of shares of its authorized common stock which was ultimately approved by the Company's shareholders at its July 7, 2000 annual meeting. However, since the investors agreed to accept a $30.00 per warrant redemption price as protection in case shareholder approval did not occur before January 1, 2001, the value of these "put" warrants was accreted up to their redemption value through July 7, 2000, the date shareholder approval was obtained, at which time the recorded value of $12,084,600 was reclassified from debt to equity. Charges of approximately $740,000 associated with accreting the put warrants up to their redemption value was recorded as interest expense in the year ending December 31, 2000.

                         PROXYMED, INC. AND SUBSIDIARIES

         As a result of completion of the redemption of the Series B Preferred pursuant to the Redemption Agreement, the Notes, plus accrued interest thereon of $20,000, automatically converted into 243,265 shares of Series C Preferred on June 30, 2000. Shares of Series C Preferred were immediately convertible into common stock at any time by the holder at an initial conversion price of $15.00 per share, subject to adjustment upon the occurrence of certain dilution events including, without limitation, certain issuances of common stock, stock options or convertible securities issued after June 15, 2001, or certain corporate transactions such as stock splits, mergers or asset sales. Shares of Series C Preferred are mandatorily convertible if the Company raised more than $30 million in gross proceeds from the issuance of securities in a private or public placement or if the closing stock price of the Company is trading at $45.00 for 20 consecutive trading days. The Series C Preferred is entitled to receive a 7% annual non-cumulative dividend, payable quarterly in cash or shares of common stock at the Company's option. If paid in stock, the stock is valued at $15.00 per share, subject to adjustment. Additionally, upon the conversion of the Notes to Series C Preferred, the unamortized balance of the beneficial conversion feature of $9,762,700 was taken as a charge included in the net loss applicable to common stockholders in the year ended December 31, 2000.

         Commonwealth represented the Company as private placement agent in the Financing for which it received cash fees of $2,431,000 and five-year warrants to purchase 486,200 shares of the Company's common stock at an exercise price of $15.00 per share (valued at $10,876,000). Other costs of the transaction aggregated approximately $547,000.

         Costs of $13,854,000 incurred in the Financing were capitalized and were amortized through the original maturity date of the Notes. Of this amount, $268,000 was charged to interest expense. However, due to the conversion of the Notes to Series C Preferred on June 30, 2000, the unamortized financing costs of $13,585,000, and the recorded value of the debt of $12,704,600, were reclassified to equity.

                         PROXYMED, INC. AND SUBSIDIARIES

         As required, the Company registered under Form S-3 the underlying common shares with the Securities and Exchange Commission on December 14, 2000. The investors in this transaction agreed to a one-year lock-up on the transfer or sale of any shares of common stock received upon conversion of the Series C Preferred shares and exercise of the warrants issued. Additionally, Commonwealth agreed to a 15-month lockup on the sale or transfer of the shares of common stock underlying the warrants issued in connection with this financing and certain officers of the Company had also agreed to a similar lockup on all common stock owned or acquired during the 15-month period. At the discretion of Commonwealth, lockup periods for all parties could have been extended for a period of up to an additional 12 months or may have been be terminated early. Furthermore, as part of the financing, the size of ProxyMed's Board of Directors was required to be increased including the appointment of four new members, two of which were appointed by the investors and the other two by Commonwealth. On July 20, 2000, one existing director resigned and five new directors were appointed to serve with the remaining three directors.

         In August 2000, the Company sold 10,000 shares of Series C Preferred for $1 million in a private placement and issued five-year warrants for the purchase of 33,333 shares of the Company's common stock at an exercise price of $15.00 per share to Mr. Hoover, its new chairman/chief executive officer, under terms substantially identical to the Financing. Mr. Hoover's shares were locked-up similarly to those of other officers of the Company, as noted above. As the conversion price of these preferred shares was less than the market price of the Company's common stock on the date of issuance, the Company recorded a beneficial conversion charge of $500,000 in the year ended December 31, 2000.

         Through December 12, 2001, 49,466 shares of Series C Preferred had been converted into 329,773 shares of common stock under terms in the Series C Preferred. On December 13, 2001, the Company offered to convert any of the 203,799 outstanding shares of Series C Preferred at a reduced conversion rate (see Note 5(g) below).

         Dividends on the Series C Preferred for 2001 and 2000 valued at $1,658,100 and $1,047,100, respectively, were paid with 108,434 shares of common stock (of which 104,254 shares were distributed by December 31, 2001) and 58,754 shares of common stock (of which 29,071 shares were distributed by December 31, 2000), plus cash for fractional shares of $1,900 and $200, respectively. Dividends were paid through the date of conversion for all conversions of Series C Preferred.

                         PROXYMED, INC. AND SUBSIDIARIES

    (f) SERIES C WARRANT EXCHANGE - In June 2001, the Company offered to exchange into shares of common stock (the "Series C Exchange Offer")
         (i) 843,667 warrants (the "Investor Warrants") that were issued to holders of the Series C Preferred; (ii) 552,867 warrants (the "Agent's Warrants") that were issued to Commonwealth in connection with the private placement of the Series C Preferred; and (iii) 66,667 warrants (the "Advisory Warrants") that were issued to Commonwealth for certain advisory services that Commonwealth provided to the Company. Under the terms of the Series C Exchange Offer, the Company would issue 0.75 shares of its common stock for each Investor Warrant, 0.75 shares of its common stock for each Agent's Warrant, and 0.625 shares of its common stock for each Advisory Warrant. The Investor Warrants, the Agent's Warrants and the Advisory Warrants are collectively known as the "Series C Warrants".

         On August 15, 2001, the Company canceled and exchanged 1,412,033, or 96.5%, of the 1,463,201 Series C Warrants for 1,050,691 shares of common stock. As required in accordance with terms of the original Subscription Agreement dated June 15, 2000, these shares were registered under a Form S-3 on February 14, 2002. In connection with the cancellation and exchange of the Series C Warrants, the exchanged shares were subject to an additional lock-up period through February 15, 2002. Additionally, for this transaction, the Company recorded a deemed dividend charge of $3,201,300 in 2001. As of December 31, 2001, 51,168 of the Series C Warrants remain outstanding.

    (g) SERIES C PREFERRED CONVERSION OFFER - On December 13, 2001, the Company offered to convert the 203,799 shares of the then outstanding Series C Preferred into shares of common stock at a reduced conversion price (the "Conversion Offer"). For a period of sixty days ending February 11, 2002, the holders of the Series C Preferred shares were able convert such shares at a reduced conversion price of $13.05 per share instead of the conversion price of $15.00. As of December 31, 2001, holders of 83.0% of the outstanding Series C Preferred had converted their shares into 1,296,126 shares of common stock and, as a result, the Company recorded a deemed dividend charge of $3,365,400 included in the net loss applicable to common shareholders in the fourth quarter of 2001. At the conclusion of the Conversion Offer on February 11, 2002, holders of 98.5% of the outstanding Series C Preferred had converted their shares into a total of 1,538,636 common shares. A deemed dividend charge of approximately $612,000 will be recorded in the first quarter of 2002 for conversions consummated after the 2001 year end. As of February 11, 2002, there were 20,000 unconverted shares of Series C Preferred.

         In addition, holders of more than two-thirds of the outstanding Series C Preferred had voted to amend the Articles of Designation governing the Series C Preferred and the Subscription Agreement dated as of June 15, 2000. These amendments eliminated certain rights of the Series C Preferred shareholders, including anti-dilution provisions, voting rights and certain restrictive covenants agreed to by the Company, and apply to those Series C Preferred shareholders who decided not to participate in the Conversion Offer.

                         PROXYMED, INC. AND SUBSIDIARIES

         As noted above, a registration statement filed by the Company under Form S-3 was declared effective on February 14, 2002 covering the resale of the December 2001 private placement shares of the investors, the additional shares that would have been required to be issued to the investors under that private placement if a registration statement was not declared effective by March 20, 2002, and the resale of the additional shares issuable to the holders of the Series C Preferred shares electing to convert at the reduced conversion price pursuant to the Conversion Offer.

         As a result of the reduced conversion price in the Conversion Offer, 85,689 warrants with an exercise price of $15.00 per share issued to the Remaining Holder in connection with our Series B Preferred were reset into 98,493 warrants with a new exercise price of $13.05 per share as a result of anti-dilution provisions relating to the Series B Preferred. As a result of this reset, the Company recorded a deemed dividend charge of approximately $207,800 in the fourth quarter of 2001.

    (h) OTHER WARRANTS - At December 31, 2001, there are 28,949 warrants exercisable at prices ranging from $113.40 to $199.65 at various times through June 2007 issued in connection with prior equity and other business transactions consummated by ProxyMed.

    (i) REVERSE STOCK SPLIT - On August 21, 2001, the Company's Board of Directors effected a 1-for-15 reverse stock split of its common stock whereby each 15 shares of common stock was exchanged for one new share of common stock. As a result of this reverse stock split, the par value of the common stock remained unchanged at $.001 per share and no cash was issued for fractional interests.

    (j) OTHER - ProxyMed has remaining 1,731,735 authorized but unissued shares of preferred stock, par value $.01 per share, which are entitled to rights and preferences to be determined at the discretion of the Board of Directors.

         The value of any stock options and warrants issued in connection with the sales of common stock and convertible preferred stock are netted against the proceeds within stockholders' equity, and have no impact on earnings.

                         PROXYMED, INC. AND SUBSIDIARIES

(7)      SEGMENT INFORMATION

         ProxyMed operates in two reportable segments which are separately managed: electronic healthcare transaction processing and laboratory communication solutions. Electronic healthcare transaction processing includes transaction and value-added services principally between physicians and insurance companies (Payer Services) and physicians and pharmacies (Prescription Services); and laboratory communication solutions includes the sale, lease and service of communication devices principally to laboratories and the contract manufacturing of printed circuit boards (Laboratory Services). Intersegment sales are not material and there were no foreign sales for any periods presented.

                                                                       YEAR ENDING DECEMBER 31,
                                                             --------------------------------------------
                                                                  2001            2000            1999
                                                             ------------    ------------    ------------
         Net revenues:
              Electronic healthcare transaction processing   $ 16,938,400    $ 10,103,400    $ 10,285,300
              Laboratory communication solutions               26,291,900      23,337,700      18,737,800
                                                             ------------    ------------    ------------
                                                             $ 43,230,300    $ 33,441,100    $ 29,023,100
                                                             ============    ============    ============
         Operating income (loss):
              Electronic healthcare transaction processing   $ (6,858,700)   $(18,949,800)   $(14,909,900)
              Laboratory communication solutions                3,685,900       3,724,200         990,400
              Corporate and consolidating                      (3,539,300)     (6,904,500)     (6,099,400)
              Restructuring charges                                    --      (1,330,000)             --
                                                             ------------    ------------    ------------
                                                             $ (6,712,100)   $(23,460,100)   $(20,018,900)
                                                             ============    ============    ============
         Depreciation and amortization:
              Electronic healthcare transaction processing   $  7,285,400    $ 12,146,900    $ 11,815,100
              Laboratory communication solutions                  560,600         722,300         908,400
              Corporate and consolidating                         330,400         505,700         340,700
                                                             ------------    ------------    ------------
                                                             $  8,176,400    $ 13,374,900    $ 13,064,200
                                                             ============    ============    ============
         Capital expenditures and capitalized software:
              Electronic healthcare transaction processing   $    771,600    $  2,125,800    $  2,464,200
              Laboratory communication solutions                  627,600         358,300         448,000
              Corporate and consolidating                          45,700          93,600         314,100
                                                             ------------    ------------    ------------
                                                             $  1,444,900    $  2,577,700    $  3,226,300
                                                             ============    ============    ============

                                                                     DECEMBER 31,
                                                             ----------------------------
        Total assets:                                            2001            2000
                                                             ------------    ------------
              Electronic healthcare transaction processing   $ 14,075,900    $  9,958,700
              Laboratory communication solutions                8,525,100       8,070,800
              Corporate and consolidating                      13,280,500       9,636,900
                                                             ------------    ------------
                                                             $ 35,881,500    $ 27,666,400
                                                             ============    ============



                         PROXYMED, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(8)      INVENTORY

         Inventory consists of the following at December 31, 2001 and 2000:

                                                      2001         2000
                                                   ----------   ----------
         Materials, supplies and component parts   $2,433,400   $1,777,700
         Work in process                              159,100      203,600
         Finished goods                               758,600      659,400
                                                   ----------   ----------
                                                   $3,351,100   $2,640,700
                                                   ==========   ==========


(9)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 2001 and 2000:

                                                                               ESTIMATED
                                                     2001         2000        USEFUL LIVES
                                                  ----------   ----------  ---------------
         Furniture, fixtures and equipment        $2,052,000   $1,665,200   5 to 7 years
         Computer hardware and software            3,548,100    3,204,900   3 to 5 years
         Service vehicles                            250,400      267,400      5 years
         Leasehold improvements                      759,300      610,700   Life of lease
         Revenue earning equipment                   772,300      703,300      5 years
                                                  ----------   ----------
                                                   7,382,100    6,451,500
         Less accumulated depreciation             3,550,400    2,546,500
                                                  ----------   ----------
                    Property and equipment, net   $3,831,700   $3,905,000
                                                  ==========   ==========


         Depreciation expense was $1,469,700 in 2001, $1,515,000 in 2000 and $1,146,000 in 1999. Accumulated depreciation for revenue earning equipment at December 31, 2001 and 2000 was $447,000 and $340,900, respectively. In addition, as a result of ProxyMed's periodic review for impairment, ProxyMed wrote off $91,100 and $364,000 of remaining book value in obsolete and damaged fixed assets in 2001 and 2000, respectively.

                         PROXYMED, INC. AND SUBSIDIARIES

(10)     INTANGIBLE ASSETS

       Intangible assets consist of the following at December 31, 2001 and 2000:

                                                          2001          2000
                                                      -----------   -----------
         Goodwill                                     $10,259,600   $19,391,100
         Less accumulated amortization                  2,299,200    16,352,500
                                                      -----------   -----------
         Goodwill, net                                $ 7,960,400   $ 3,038,600
                                                      ===========   ===========

         Purchased technology                         $        --   $11,000,000
         Capitalized software                             637,400       641,100
         Other intangible assets                        3,584,400     3,584,400
                                                      -----------   -----------
                                                        4,221,800    15,225,500
         Less accumulated amortization                  2,146,000    11,283,100
                                                      -----------   -----------
         Purchased technology, capitalized software
           and other intangible assets, net           $ 2,075,800   $ 3,942,400
                                                      ===========   ===========



         Amortization of goodwill was $4,636,600 in 2001, $6,299,000 in 2000 and $6,561,000 in 1999. In accordance with SFAS No. 142, the Company will discontinue the amortization of goodwill effective January 1, 2002 and will periodically evaluate for potential impairment (see Note 1(1) above).

         Amortization of purchased technology, capitalized software and other intangible assets was $1,986,800 in 2001, $5,194,000 in 2000 and
         $4,857,000 in 1999. In addition, as a result of ProxyMed's periodic review for impairment, ProxyMed wrote off the remaining carrying value of previously capitalized software costs of $2,486,000 in 2000 and $83,000 in 1999 due to project cancellations and changes in technologies relating to its web development and certain products for resale.

                         PROXYMED, INC. AND SUBSIDIARIES

(11)     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consists of the following at December 31, 2001 and 2000:

                                                               2001         2000
                                                            ----------   ----------
         Accounts payable                                   $2,500,500   $1,729,600
         Accrued payroll and related costs                   1,579,500    1,163,400
         Restructuring charges                                      --      257,000
         Other accrued expenses                              1,264,600    1,096,400
                                                            ----------   ----------
              Total accounts payable and accrued expenses   $5,344,600   $4,246,400
                                                            ==========   ==========


         Other accrued expenses include the current portion of capital leases payable, customer deposits, and estimated property and other taxes. Additionally, at December 31, 2000, other accrued expenses include $200,000 for a software licensing deficiency contingency (See Note 18(g) below).

(12)     DEBT OBLIGATIONS

    (a) REVOLVING LINE OF CREDIT - In July 1999, ProxyMed entered into an accounts receivable-based revolving line of credit agreement of up to $5,000,000. In June 2000, ProxyMed terminated this line of credit and repaid all outstanding balances.

    (b) ACQUISITION-RELATED OBLIGATION - As a result of its acquisition of Clinical MicroSystems, Inc. in March 1997, ProxyMed was obligated to pay $500,000 and $750,000 in April 1999 and 2000, respectively, to the former owner of Clinical MicroSystems. These obligations were recorded net of interest imputed at the rate of 10.31% per annum and are to be repaid at least 50% in cash, with the remaining balance, if any, paid in shares of unregistered common stock. In April 1999, ProxyMed elected to make its $500,000 payment with $250,000 in cash and 50% in 1,667 shares of common stock. In April 2000, the Company paid the third and final debt payment. The $750,000 payment was paid with $375,000 in cash and 2,247 shares of common stock. The number of shares of common stock issued was based on a price of $166.80 per share (as determined by the purchase agreement). However, at the time of the actual payment, the price of the stock had fallen to $30.00 per share. Therefore, due to this drop in the stock price, the Company reduced the remaining goodwill and other intangible assets related to this acquisition to zero (total of $212,200) and recorded the excess as a reduction of amortization expense ($95,400) in the year ended December 31, 2000.

                         PROXYMED, INC. AND SUBSIDIARIES

(13)     INCOME TAXES

         The significant components of the deferred tax asset account is as follows at December 31, 2001 and 2000:

                                                              2001            2000
                                                          ------------    ------------
         Net operating losses - Federal                   $ 20,497,700    $ 19,469,500
         Net operating losses - State                        2,387,400       2,267,600
         Depreciation and amortization                       9,387,000       8,043,200
         Other - net                                         3,282,700       3,456,500
                                                          ------------    ------------
              Total deferred tax assets                     35,554,800      33,236,800
         Less valuation allowance                          (35,554,800)    (33,236,800)
                                                          ------------    ------------
              Net deferred tax assets                     $         --    $         --
                                                          ============    ============


         Based on the weight of available evidence, a valuation allowance has been provided to offset the entire deferred tax asset amount. Net operating loss carryforwards, which amount to $60,287,400 as of December 31, 2001, begin to expire in 2008. Upon completion of the 2000 tax return, certain deferred tax accounts were adjusted to their proper values resulting in a decrease to the previously reported net operating loss carryforwards.

                         PROXYMED, INC. AND SUBSIDIARIES

         The benefit for income taxes differs from the amount computed by applying the statutory federal income tax rate to the net loss reflected on the Consolidated Statements of Operations in the three years ended December 31, 2001 due to the following:


                                                         2001       2000       1999
                                                        ------     ------     ------
         Federal income tax benefit at statutory rate     34.0%      34.0%      35.0%
         State income tax benefit                          3.6        1.6        3.5
         Non-deductible items                             (3.5)      (5.2)        --
         Increase in valuation allowance                 (34.1)     (30.4)     (38.5)
                                                        ------     ------     ------
                                                            --%        --%        --%
                                                        ======     ======     ======



(14)     STOCK OPTIONS

         ProxyMed has various stock option plans for employees, directors and outside consultants, under which both incentive stock options and non-qualified options may be issued. Under such plans, options to purchase up to 681,017 shares of common stock may be granted. Options may be granted at prices equal to the fair market value at the date of grant, except that incentive stock options granted to persons owning more than 10% of the outstanding voting power must be granted at 110% of the fair market value at the date of grant. In addition, as of December 31, 2001, options for the purchase of 420,782 shares were granted to newly-hired employees. Stock options issued by ProxyMed generally vest within three years, and expire up to ten years from the date granted. Stock option activity was as follows for the three years ended December 31, 2001:

                                       OPTIONS                      WEIGHTED AVERAGE
                                      AVAILABLE        OPTIONS       EXERCISE PRICE
                                      FOR GRANT      OUTSTANDING       OF OPTIONS
                                     ----------      -----------    ----------------
         Balance, December 31, 1998      1,511         104,958           $86.85
         Options authorized             91,567              --             --
         Options granted               (97,017)         97,017          $172.80
         Options exercised                  --         (10,324)          $78.30
         Options expired/forfeited      14,922         (17,937)         $137.25
                                      --------        --------
         Balance, December 31, 1999     10,983         173,714          $130.20
         Options authorized            646,979              --             --
         Options granted              (667,183)        667,183           $22.20
         Options exercised                  --          (5,208)          $81.90
         Options expired/forfeited      39,473         (87,360)         $127.95
                                      --------        --------
         Balance, December 31, 2000     30,252         748,329           $34.50
         Options authorized            292,131              --             --
         Options granted              (101,236)        101,236           $15.97
         Options expired/forfeited      11,320         (19,794)          $74.58
                                      --------        --------
         Balance, December 31, 2001    232,467         829,771           $31.22
                                      ========        ========

                         PROXYMED, INC. AND SUBSIDIARIES

         The following table summarizes information regarding outstanding and exercisable options as of December 31, 2001:

                                        OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                           --------------------------------------------------     -------------------------------
                                           WEIGHTED AVERAGE
                                              REMAINING      WEIGHTED AVERAGE
     RANGE OF                 NUMBER         CONTRACTUAL        EXERCISE            NUMBER       WEIGHTED AVERAGE
 EXERCISE PRICES            OUTSTANDING      LIFE (YEARS)         PRICE           EXERCISABLE     EXERCISE PRICE
 ---------------            -----------    ----------------  ----------------     -----------    ----------------
 $12.00 - $18.00              112,547            8.9             $14.52              31,584            $14.60
 $18.01 - $22.00              147,836            8.6             $18.69              68,094            $18.78
 $22.01 - $23.00              479,371            8.4             $22.64             176,504            $22.67
 $23.01 - $203.40              90,017            2.4            $118.43              79,575           $111.43
                              -------                                               -------
                              829,771                                               355,757
                             ========                                               =======


         The following table summarizes information regarding options exercisable as of December 31:

                                              2001         2000         1999
                                           ----------   ----------   ----------
         Number exercisable                   355,757      125,102       80,061
         Weighted average exercise price       $41.06       $74.55       $91.05

         ProxyMed applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans for options issued to employees. Had compensation cost for such options been recorded based upon the fair value at the grant date consistent with the methodology prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation", ProxyMed's net loss and net loss per share would have been $(12,678,700) and $(5.87) for 2001, $(29,868,700) and $(22.95) for 2000, and $(23,331,300) and $(19.50) for
         1999, respectively. The weighted average grant date fair value of options granted ($12.65 in 2001, $16.65 in 2000, and $69.75 in 1999)
         was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                        2001           2000         1999
                                      ---------     ----------    ---------
         Risk-free interest rate        4.75%         6.00%         5.74%
         Expected life                9.9 years     10.0 years    7.3 years
         Expected volatility            82.8%         80.9%         74.5%
         Expected dividend yield         0.0%          0.0%          0.0%

                         PROXYMED, INC. AND SUBSIDIARIES

         In September 2000, the Company's Board of Directors approved the issuance of options for the six independent directors to purchase 93,333 shares of the Company's common stock at an exercise price as of the approval date of $18.30 per share. Of these options granted, 31,111 were issued under existing stock option plans previously approved by the Company's shareholders and will vest after one year. The remaining 62,222 options were originally granted outside of any approved plan, would vest equally on the second and third anniversary dates of the date of grant at an exercise price of $18.30 per share, and were subject to approval at the Company's next annual meeting of shareholders. At its annual meeting of shareholders held on July 25, 2001, the Company's shareholders approved the 2001 Stock Option Plan including these options. Since the closing market price on the date of the approval was lower than the $18.30 exercise price of these remaining options, no compensatory charge was recorded for these options in 2000 or 2001.

         In April 2001, the Company's Board of Directors authorized the issuance of 65,000 options to purchase the Company's common stock to ProxyMed's executive and senior management as part of their compensation plan for the 2001 year. Of these options granted, 19,333 options were issued with an exercise price of $15.15 under available stock option plans, and the balance of 45,667 options were granted under the Company's proposed 2001 Stock Option Plan, subject to approval by the Company's shareholders at its annual meeting on July 25, 2001. In July 2001, the shareholders of the Company approved the 2001 Stock Option Plan pursuant to which options to purchase 333,333 shares of common stock may be issued to employees, officers and directors and, as a result, the 45,667 options were issued with an exercise price of $13.80 per share. These options are for a ten-year term and vest after five years. In addition, these options contain a clause which enables the accelerated vesting of a portion or all of the options if specific, pre-determined individual performance goals are met during the 2001 year and, as a result of these performance goals being met, 4,978 options with an exercise price of $15.15 and 11,757 options with an exercise price of $13.80 were accelerated to vest on December 31, 2001.

         Additionally, certain stock options for executive management and directors were amended in 2000 to allow for extensions of exercise periods (typically one to three years) after termination of employment. In January 2002, certain vested stock options for three resigning directors were amended to allow for an extension of the exercise period through December 31, 2003 (see Note 18(c) below). In all cases, the market price of ProxyMed's common stock was below the exercise price of these options at the time of amendment.

         Subsequent to December 31, 2001, the Company's Board of Directors agreed to cancel up to 37,767 stock options with exercise prices ranging from $57.45 to $202.50 issued to current officers and employees of the Company with the intent of reissuing the same number of options in the future at the then current market price.

                         PROXYMED, INC. AND SUBSIDIARIES

(15)     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                                        YEAR ENDING DECEMBER 31,
                                                                             -----------------------------------------------
                                                                                 2001              2000              1999
                                                                             -----------       -----------       -----------
         Cash paid for interest                                              $   367,900       $   184,100       $   208,500
                                                                             ===========       ===========       ===========

         Common stock issued for payment of preferred stock dividends        $ 1,658,100       $ 1,270,900       $        --
                                                                             ===========       ===========       ===========

         Common stock issued for payment of long-term debt                   $        --       $   375,000       $   250,000
                                                                             ===========       ===========       ===========
         Acquisition of businesses:
              Contingent common stock issued for prior year acquisition      $        --       $        --       $   500,000
                                                                             ===========       ===========       ===========
         Acquisition of businesses:
              Common stock issued for businesses acquired                    $        --       $        --       $   181,600
              Debt issued for businesses acquired                              7,000,000                --                --
              Other acquisition costs accrued                                     30,300                --           174,000
              Details of acquisitions:
                  Working capital components, other than cash                   (303,100)               --          (206,400)
                  Property and equipment                                        (165,000)               --           (38,500)
                  Goodwill                                                    (9,558,400)               --          (999,600)
                  Purchased technology, capitalized software
                     and other intangibles                                            --                --          (111,100)
                  Other assets                                                    (3,800)               --                --
                                                                             -----------       -----------       -----------
                     Net cash used in acquisitions                           $(3,000,000)      $        --       $(1,000,000)
                                                                             ===========       ===========       ===========
         Disposition of businesses:
              Common stock received                                          $        --       $(1,929,800)      $        --
              Notes and other receivables received                                    --        (1,723,100)               --
              Net gain recognized                                                     --           545,300
              Details of dispositions:
                  Working capital components, other than cash                         --         1,905,900                --
                  Property and equipment                                              --         1,070,900                --
                  Goodwill                                                            --           109,700                --
                  Other assets                                                        --            21,100                --
                                                                             -----------       -----------       -----------
                     Net cash provided by dispositions                       $        --       $        --       $        --
                                                                             ===========       ===========       ===========

         During 2000, the Company acquired $504,700 of equipment through the execution of capital leases.

                         PROXYMED, INC. AND SUBSIDIARIES

(16)     CONCENTRATION OF CREDIT RISK

         Substantially all of ProxyMed's accounts receivable are due from physicians and various healthcare institutional suppliers (payers, laboratories and pharmacies). Collateral is not required. Approximately 10% of the 2001 revenues and 11% of the 1999 revenues were from a single, but different, customer for the sale, lease and service of communication devices. There were no sales to any one customer in excess of 10% of consolidated revenues in 2000.

(17)     EMPLOYEE BENEFIT PLANS

         Through November 30, 2000, ProxyMed had two 401(k) retirement plans, including one plan that was acquired in its merger with Key Communications, for substantially all employees who met certain minimum lengths of employment and minimum age requirements. As of December 1, 2000, these two plans have been combined. Contributions are made by employees based on up to 15% of their annual compensation. For the plan acquired from Key Communications, ProxyMed made matching contributions of up to 5% of participant's salary or $1,000, whichever was greater, prorated through April 30, 2000. Matching contributions under the combined plan were made in January 2001 and covered eligible wages paid to Key Communications participants from May 1, 2000 through December 31, 2000 and annual eligible wages paid to ProxyMed employees for the full 2000 year. Matching contributions paid to all eligible employees for 2001 were made in February 2002. Matching contributions under the combined plans are based on 1% of eligible wages up to $1,000 and limited by the employee's actual contribution into the plan. No prior matching contributions had been made under the original ProxyMed plan.

         Matching contributions under the original Key Communications plan vested after 5 years of employment. Matching contributions under the combined plan vest under a five-year schedule, based on completed full years of service, as follows: 20% after one year; 40% after two years; 60% after three years; 80% after four years; and 100% after five years. For all Key Communications employees still employed after December 1, 2000, all matching contributions were grandfathered in under the five-year vesting schedule. Matching contributions totaling $51,100, $105,000 and $131,000 for the years ended December 31, 2001, 2000 and 1999, respectively, have been expensed. Funding of matching contributions each year are offset by forfeitures from terminated employees.

                         PROXYMED, INC. AND SUBSIDIARIES

(18)     COMMITMENTS, CONTINGENCIES AND OTHER

    (a) LEASES - ProxyMed leases certain equipment used in its contract manufacturing business that have been classified as capital leases and also leases premises, operating and office equipment, and vehicles under operating leases which expire on various dates through 2006. The leases for the premises contain renewal options, and require ProxyMed to pay such costs as property taxes, maintenance and insurance. At December 31, 2001, the present value of the capital leases and the future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year (net of payments to be received under subleases) are as follows:

                                                     CAPITAL      OPERATING
                                                     LEASES         LEASES
                                                    --------      ---------

                  2002                              $143,300      $1,233,800
                  2003                               147,100         796,000
                  2004                               113,600         505,000
                  2005                                90,700         157,600
                                                    --------      ----------
                  Total minimum lease payments       494,700      $2,692,400
                                                                  ==========
         Less amount representing interest            63,500
                                                    --------
         Present value of
            minimum lease payments                  $431,200
                                                    ========



         Total rent expense for all operating leases amounted to $1,405,400 in 2001, $1,157,000 in 2000, and $1,116,000 in 1999. The current portion of capital leases is included in accounts payable and other accrued expenses and the long-term portion of capital leases is included in other long-term liabilities in the balance sheet at December 31, 2000 and 2001. Accumulated depreciation for assets under capital leases was $236,900 and $108,000 at December 31, 2001 and 2000, respectively.

    (b) RELATED PARTY TRANSACTION - In April 1997, the Company made loans totaling $350,000 to Mr. Blue, its former chairman of the board and chief executive officer. The funds were advanced pursuant to two demand promissory notes in the principal amounts of $290,000 and $60,000, respectively, each bearing interest at a rate of 7-3/4% per annum. On June 30, 2000, the Company amended the terms of these notes whereby interest on the notes ceased to accrue subsequent to July 1, 2000 and the loan plus accrued interest, totaling $435,900 at June 30, 2000, would be payable in a balloon payment in December 2001. The loans were collateralized with options to purchase 36,667 shares of common stock granted to Mr. Blue under the Company's stock option plans. As of December 31, 1999 these loans were included in other assets; as of December 31, 2001 and 2000, all amounts owed under these loans have been reclassified to stockholders' equity.

                         PROXYMED, INC. AND SUBSIDIARIES

         In December 2001, a payment of $250,000 was received from Mr. Blue and applied against the outstanding balance of the loans. The Company agreed to refinance the remaining $185,983 balance and a new promissory note was executed by Mr. Blue. This new note requires monthly interest payments at prime rate plus 1%, established at the beginning of each calendar quarter, and is payable in a balloon payment on or before December 31, 2003. The note is collateralized with options to purchase 36,667 shares of common stock granted to Mr. Blue under the Company's stock option plans along with additional warrants granted to Mr. Blue from various other public companies. In January 2002, Mr. Blue resigned from the Company's Board of Directors and the remaining Board members agreed to extend the exercise period of the stock options of the Company held as collateral for the note in an effort to maximize the potential for repayment.

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

    (c) RESIGNATION OF DIRECTORS - In January 2002, three directors of the Company resigned in an effort to reconstitute the size of the Board of Directors from nine members to seven. One vacancy currently remains unfilled. Additionally, the remaining Board members agreed to extend the exercise period of certain vested options held by the three resigning directors through December 31, 2003.

    (d) EMPLOYMENT AGREEMENTS - During 2000, the Company entered into three-year employment agreements with its new chairman/chief executive officer, new chief operating officer, and chief financial officer with compensation for up to nine months and the vesting of all options granted if terminated under certain conditions. As part of the employment agreement with the Company's new chairman/chief executive officer, 13,333 shares of common stock were issued resulting in a compensation charge of $285,000 recorded in the year ended December 31, 2000. Under separate stock option agreements entered into concurrently with their employment agreements, the new chairman/chief executive officer and chief operating officer received non-qualified options to purchase 333,333 shares of common stock at $22.50 per share and 43,333 shares of common stock at $15.00, respectively. The options vest equally on each of the first, second and third anniversary dates of the respective option agreements.

                         PROXYMED, INC. AND SUBSIDIARIES

    (e) FINANCIAL ADVISORY AGREEMENT - On May 8, 2000, ProxyMed entered into an advisory agreement with Commonwealth to assist the Company in performing certain financial advisory services including the sale of securities and the possible sale, merger, or other business combination involving the Company. Pursuant to this agreement, the Company paid to Commonwealth a cash fee of $250,000 and issued to Commonwealth a five-year warrant to purchase 66,667 shares of common stock at an exercise price of $22.50 per share (valued at $1,300,000). These costs were amortized over a one-year period through April 2001. This Advisory Warrant was subsequently exchanged into 41,667 shares of common stock pursuant to the Series C Exchange Offer in August 2001 (see Note 5(f) above).

    (f) SETTLEMENT OF LITIGATION - In September 2000, the Company received an out-of-court settlement for a matter of approximately $667,000, net of legal and other costs. This settlement has been recorded as other income in the accompanying statement of operations in the year ended December 31, 2000.

    (g) CONTINGENCY -In December 2000, the Company accrued $200,000 for a deficiency in its licensing of software used in its internal computer systems. In March 2001, an additional $175,000 was accrued for this contingency. In October 2001, the Company settled this software licensing contingency for $350,000.

(19)     SUBSEQUENT EVENT


         On March 26, 2002, the Company agreed to sell 1,569,366 shares of unregistered common stock at $15.93 per share, including a two-year warrant for the purchase of 549,279 shares of common stock also at $15.93 per share, in a private placement to four entities affiliated with General Atlantic Partners, LLC, a private equity investment fund. The transaction, which is expected to close on April 5, 2002, will result in net proceeds to the Company of $25 million.

                         PROXYMED, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                       ALLOWANCE FOR DOUBTFUL ACCOUNTS
  --------------------------------------------------------------------------------------------------------------------
                                                            ADDITIONS
                                           ------------------------------------------
    YEAR ENDED           BALANCE AT             CHARGED TO             CHARGED TO                           BALANCE AT
   DECEMBER 31,      BEGINNING OF YEAR     COSTS AND EXPENSES   OTHER ACCOUNTS (1)(2)     DEDUCTIONS(3)    END OF YEAR
   ------------      ------------------    -------------------  ----------------------    -------------    ------------
       2001               $691,300                 69,600                 83,800            616,500            $228,200
                          ========                =======                =======            =======            ========

       2000               $662,800                420,400                244,700            636,600            $691,300
                          ========                =======                =======            =======            ========

       1999               $521,300                553,400                  2,200            414,100            $662,800
                          ========                =======                =======            =======            ========

(1)   Includes amounts charged to revenue adjustments in 1999, 2000 and 2001
(2)   Includes amounts acquired through acquisitions in 1999 and 2001
(3) Primarily write-off of bad debts and revenue adjustments, net of recoveries