Form 10-Q
period 2002-03-31
PROXYMED INC /FT LAUDERDALE/
filed 2002-05-15
CIK 906337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2002
                               --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

Commission file number: 000-22052
                        ---------


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

         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

                          COMMON STOCK, $.001 PAR VALUE
                       6,741,218 SHARES AS OF MAY 10, 2002

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

                         PROXYMED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                     March 31,        December 31,
                                                                                       2002               2001
                                                                                    -----------       ------------
                                   Assets
Current assets:
     Cash and cash equivalents                                                     $  5,168,000       $ 12,601,000
     Accounts receivable - trade, net                                                 5,642,400          5,588,800
     Other receivables                                                                  146,600             88,800
     Inventory                                                                        3,454,700          3,351,100
     Other current assets                                                               672,000            330,600
                                                                                   ------------       ------------
        Total current assets                                                         15,083,700         21,960,300
Property and equipment, net                                                           3,857,700          3,831,700
Goodwill, net                                                                         7,960,400          7,960,400
Purchased technology, capitalized software and other intangibles, net                 2,065,000          2,075,800
Other assets                                                                             53,300             53,300
                                                                                   ------------       ------------
        Total assets                                                               $ 29,020,100       $ 35,881,500
                                                                                   ============       ============
                    Liabilities and Stockholders' Equity

Current liabilities:
     Note payable                                                                  $         --       $  7,000,000
     Accounts payable and accrued expenses                                            5,370,400          5,344,600
     Deferred revenue                                                                   347,600            222,300
                                                                                   ------------       ------------
        Total current liabilities                                                     5,718,000         12,566,900
Long-term deferred revenue and other long-term liabilities                              381,000            442,100
                                                                                   ------------       ------------
        Total liabilities                                                             6,099,000         13,009,000
                                                                                   ------------       ------------
Stockholders' equity:
     Series C 7% Convertible preferred stock - $.01 par value.
        Authorized 300,000 shares; issued and outstanding 3,000 and
         34,650 shares, respectively; liquidation preference $300,000
         and $3,465,000, respectively                                                        --                300
     Common stock - $.001 par value. Authorized 13,333,333 shares;
        issued and outstanding 5,141,818 (after deducting 15,061
        shares in treasury) and 4,894,433 shares, respectively                            5,100              4,900
     Additional paid-in capital                                                     120,276,400        120,276,500
     Accumulated deficit                                                            (97,174,500)       (97,223,300)
     Note receivable from stockholder                                                  (185,900)          (185,900)
                                                                                   ------------       ------------
        Total stockholders' equity                                                   22,921,100         22,872,500
                                                                                   ------------       ------------
        Total liabilities and stockholders' equity                                 $ 29,020,100       $ 35,881,500
                                                                                   ============       ============

See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended March 31,
                                                            ---------------------------------
                                                                 2002                2001
                                                            ------------         ------------
Revenues:
      Transaction fees, services and license fees           $  6,709,200         $  4,334,300
      Communication devices, computer systems
         and other tangible goods                              4,793,900            4,068,600
                                                            ------------         ------------
                                                              11,503,100            8,402,900
                                                            ------------         ------------

Costs and expenses:
      Cost of transaction fees, services
        and license fees                                       2,131,800              678,000
      Cost of tangible goods                                   3,247,700            2,648,500
      Selling, general and administrative expenses             5,492,900            5,625,000
      Depreciation and amortization                              568,500            3,019,800
                                                            ------------         ------------
                                                              11,440,900           11,971,300
                                                            ------------         ------------

         Operating income (loss)                                  62,200           (3,568,400)

Interest income (expense), net                                   (13,400)             101,200
                                                            ------------         ------------

         Net income(loss)                                         48,800           (3,467,200)

Deemed dividends and other charges                               611,700            2,461,100
                                                            ------------         ------------

         Net loss applicable to common shareholders         $   (562,900)        $ (5,928,300)
                                                            ============         ============

Weighted average common shares outstanding                     5,114,596            1,401,262
                                                            ============         ============

Basic and diluted net loss per share of common stock        $      (0.11)        $      (4.23)
                                                            ============         ============

See accompanying notes

                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Three Months Ended March 31,
                                                                         -----------------------------------
                                                                              2002                  2001
                                                                         ------------           ------------
Cash flows from operating activities:
     Net income (loss)                                                   $     48,800           $ (3,467,200)
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
            Depreciation and amortization                                     568,500              3,019,800
            Provision for (recovery of) doubtful accounts                     (34,300)                30,400
            Reserve for obsolete inventory                                     60,000                 48,600
            Compensatory stock options and warrants                                --                325,000
            Changes in assets and liabilities:
                Accounts receivable and other receivables                     (90,800)              (461,600)
                Inventory                                                    (163,600)              (171,800)
                Other current assets                                         (340,800)              (224,900)
                Accounts payable and accrued expenses                          11,900               (285,000)
                Deferred revenue                                               94,100                 52,200
                Other, net                                                    (20,800)                 3,100
                                                                         ------------           ------------
         Net cash provided by (used in) operating activities                  133,000             (1,131,400)
                                                                         ------------           ------------

Cash flows from investing activities:
     Acquisition of business, net of cash acquired                                 --             (3,000,000)
     Capital expenditures                                                    (412,400)              (240,100)
     Capitalized software                                                    (138,100)                    --
     Payments for acquisition-related costs                                        --                 (3,800)
                                                                         ------------           ------------
         Net cash used in investing activities                               (550,500)            (3,243,900)
                                                                         ------------           ------------

Cash flows from financing activities:
     Payment of note payable related to acquisition of business            (7,000,000)                    --
     Dividends on preferred stock                                                  --                 (1,600)
     Collections on notes receivable                                           13,700                  8,400
     Preferred stock conversion offer costs                                      (200)                    --
     Payment of note payable, capital leases and long-term debt               (29,000)               (25,600)
                                                                         ------------           ------------
         Net cash used in financing activities                             (7,015,500)               (18,800)
                                                                         ------------           ------------

Net decrease in cash and cash equivalents                                  (7,433,000)            (4,394,100)
Cash and cash equivalents at beginning of period                           12,601,000              8,841,100
                                                                         ------------           ------------
Cash and cash equivalents at end of period                               $  5,168,000           $  4,447,000
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

         The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

         In August 2001, our Board of Directors effected a 1-for-15 reverse stock split of the Company's common stock, par value $.001 per share. All share and per share amounts have been restated to reflect this transaction.

     (b) REVENUE RECOGNITION - Electronic transaction processing fee revenue is recorded in the period the service is rendered. Certain transaction fee revenue may be subject to revenue sharing or rebates per agreements with resellers, vendors or gateway partners and are recorded as gross revenues. Revenue from sales of software, software licenses, computer hardware and manufactured goods is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. The same criteria are applied to each element of multiple element arrangements after allocating the amounts paid to individual elements based on vendor-specific objective evidence of fair value. Revenue from certain up-front fees is amortized ratably over the expected life of the customer. Revenue from hardware leases, network access and maintenance fees is recognized ratably over the applicable period.

                         PROXYMED, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

     (c) NET LOSS PER SHARE - Basic net loss per share of common stock is computed by dividing net loss applicable to common shareholders by the weighted average shares of common stock outstanding during the year. Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock; however, stock options and warrants totaling 960,378 shares and 2,657,289 shares at March 31, 2002 and 2001, respectively, as well as common shares issuable on conversion of both Series B (2001 period only) and Series C preferred stock (20,000 and 1,696,500 shares, if converted on March 31, 2002 and 2001, respectively), were excluded from the calculation of diluted per share results because their effect was antidilutive.

     (d) NEW ACCOUNTING PRONOUNCEMENTS - In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements
         No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." In addition, SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that SFAS No. 145 will have a material effect on its financial statements.


(2)  INVENTORY

     Inventory consists of the following at March 31, 2002:

         Materials, supplies and component parts            $ 2,290,700
         Work in process                                        402,100
         Finished goods                                         761,900
                                                            -----------
                                                            $ 3,454,700
                                                            ===========

                         PROXYMED, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

(3)  GOODWILL AND OTHER INTANGIBLE ASSETS

     (a) GOODWILL - The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002 resulting in the reduction of approximately $808,000 of amortization relating to its existing goodwill each quarter, which would have been recorded through the first quarter of 2004.

         SFAS No. 142 also requires that goodwill be tested at least annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. The Company completed the first step of the transitional goodwill impairment test and did not record an impairment charge as a result of applying SFAS No. 142 during the first quarter of 2002.

         The changes in the carrying amount of goodwill for the three months ended March 31, 2002 by operating segment are as follows:

                                                        Electronic
                                                        healthcare        Laboratory
                                                       transaction       communication
                                                        processing         solutions           Total
                                                       -----------       -------------      -----------
               Balance as of December 31, 2001         $  7,430,700      $     529,700      $ 7,960,400
               Impairment losses                                 --                 --               --
                                                       ------------      -------------      -----------
                   Balance as of March 31, 2002        $  7,430,700      $     529,700      $ 7,960,400
                                                       ============      =============      ===========

                         PROXYMED, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

         In accordance with SFAS No. 142, a reconciliation of the previously reported net loss applicable to common shareholders and net loss per share to the amounts adjusted for the exclusion of goodwill amortization, net of any related income tax effect, is as follows:


                                                                             Three Months Ended March 31,
                                                                           ---------------------------------
                                                                              2002                  2001
                                                                           -----------           -----------
         Reported net loss applicable to common shareholders               $  (562,900)          $(5,928,300)
         Goodwill amortization, net of tax                                          --             1,566,100
                                                                           -----------           -----------
              Adjusted net loss applicable to common shareholders          $  (562,900)          $(4,362,200)
                                                                           ===========           ===========

         Weighted average common shares outstanding                          5,114,596             1,401,262
                                                                           ===========           ===========

         Basic and diluted net loss per share of common stock:
         Reported net loss applicable to common shareholders               $     (0.11)          $     (4.23)
         Goodwill amortization                                                      --                  1.12
                                                                           -----------           -----------
              Adjusted net loss applicable to common shareholders          $     (0.11)          $     (3.11)
                                                                           ===========           ===========



(B) OTHER INTANGIBLE ASSETS - The carrying amount of other intangible assets for as of March 31, 2002 and December 31, 2001, by category, are as follows:


                                           March 31, 2002                                     December 31, 2001
                          -----------------------------------------------      -----------------------------------------------
                            Carrying        Accumulated                         Carrying         Accumulated
                             Amount         Amortization          Net            Amount          Amortization          Net
                          -----------      --------------     -----------      -----------    -----------------    -----------
Capitalized software      $ 3,507,400       $(1,576,100)      $ 1,931,300      $ 3,369,400       $(1,469,900)      $ 1,899,500
Other intangibles             852,500          (718,800)          133,700          852,500          (676,200)          176,300
                          -----------       -----------       -----------      -----------       -----------       -----------
                          $ 4,359,900       $(2,294,900)      $ 2,065,000      $ 4,221,900       $(2,146,100)      $ 2,075,800
                          ===========       ===========       ===========      ===========       ===========       ===========

         Amortization expense of purchased technology, capitalized software and other intangible assets was $148,900 and $1,069,600 for the three months ended March 31, 2002 and 2001, respectively.

         As of March 31, 2002, estimated future amortization expense of other intangible assets is as follows: $360,200 for the remaining quarters of 2002, $315,600 in 2003, $293,400 in 2004, $237,800 in 2005, $227,700 in
         2006 and $227,700 in 2007.


(4) DEBT OBLIGATION

       In January 2002, the Company paid in full its $7 million promissory note related to its May 2001 acquisition of MDP Corporation.

                         PROXYMED, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

(5) EQUITY TRANSACTIONS

    (a) SERIES C PREFERRED CONVERSION OFFER - On December 13, 2001, the Company offered to convert its then outstanding Series C Preferred into shares of common stock at a reduced conversion price (the "Conversion Offer"). For a period of sixty days ending February 11, 2002, the holders of the Series C Preferred shares were able convert such shares at a reduced conversion price of $13.05 per share instead of the original conversion price of $15.00. As of December 31, 2001, holders of 83.0% of the outstanding Series C Preferred had converted their shares into 1,296,126 shares of common stock and, as a result, the Company recorded a deemed dividend charge of $3,365,400 included in the net loss applicable to common shareholders in the fourth quarter of 2001. At the conclusion of the Conversion Offer on February 11, 2002, holders of 98.5% of the outstanding Series C Preferred had converted their shares into a total of 1,538,636 common shares. A deemed dividend charge of $611,700 was recorded in the first quarter of 2002 for conversions consummated after the 2001 year end. As of March 31, 2002, there were 3,000 unconverted shares of Series C Preferred.

    (b) SALE OF COMMON STOCK - On March 26, 2002, the Company agreed to sell 1,569,366 shares of unregistered common stock at $15.93 per share (the "Primary Shares") in a private placement to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., Gapstar, LLC, GAPCO GmbH & Co. KG. (the "General Atlantic Purchasers"), four companies affiliated with General Atlantic Partners, LLC ("GAP"), a private equity investment fund. In addition, the Company also agreed to issue warrants for the purchase of 549,279 shares of common stock exercisable at $15.93 per share (the "GAP Warrants"). On April 5, 2002, the Company closed on the transactions with the General Atlantic Purchasers and received gross proceeds of $25 million. No placement agent was used in this transaction. The Company granted the General Atlantic Purchasers and certain of their transferees and affiliates certain demand and "piggy back" registration rights starting one year from closing. Additionally, in connection with the transaction, a general partner of GAP was appointed as a director to fill a vacancy on the Company's board.

         As a result of the purchase of the Primary Shares, the General Atlantic Purchasers owned approximately 23.4% of the then outstanding shares of the Company's common stock. Subject to approval and ratification at the Company's Annual Meeting of Shareholders to be held on May 22, 2002, the GAP Warrants may be exercised at any time after April 5, 2003, and prior to April 5, 2004. If not so approved, then the April 5, 2004 deadline for exercising the GAP Warrants will be extended until 90 days after the date on which the holders of the GAP Warrants can exercise the GAP Warrants in compliance with relevant Nasdaq rules.

                         PROXYMED, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

    (c) STOCK OPTIONS - In January 2002, certain vested stock options for three resigning directors were amended to allow for an extension of the exercise period through December 31, 2003.

         Additionally, in January 2002, the Company's Board of Directors agreed to cancel up to 37,767 stock options with exercise prices ranging from $57.45 to $202.50 issued to current officers and employees of the Company with the intent of reissuing the same number of options in the future at the then current market price.

(6) SEGMENT INFORMATION

       ProxyMed operates in two reportable segments which are separately managed: Electronic healthcare transaction processing and Laboratory communication solutions. Electronic healthcare transaction processing includes transaction and value-added services principally between physicians and insurance companies (Payer Services) and physicians and pharmacies (Prescription Services); and Laboratory communication solutions includes the sales, lease and service of communication devices principally to laboratories and the contract manufacturing of printed circuit boards (Laboratory Services). Intersegment sales are not material and there were no foreign sales for any periods presented.


                                                               Three Months Ended March 31,
                                                           -----------------------------------
                                                                2002                  2001
                                                           ------------           ------------
Net revenues:
     Electronic healthcare transaction processing          $  5,278,000           $  2,721,600
     Laboratory communication solutions                       6,225,100              5,681,300
                                                           ------------           ------------
                                                           $ 11,503,100           $  8,402,900
                                                           ============           ============
Operating income (loss):
     Electronic healthcare transaction processing          $    152,200           $ (3,246,000)
     Laboratory communication solutions                         592,700                988,500
     Corporate and consolidating                               (682,700)            (1,310,900)
                                                           ------------           ------------
                                                           $     62,200           $ (3,568,400)
                                                           ============           ============




                                                                        March 31,
                                                           ------------------------------------
                                                               2002                   2001
                                                           ------------            ------------
Total assets:
     Electronic healthcare transaction processing          $ 14,211,200           $  7,540,800
     Laboratory communication solutions                       8,647,800              8,460,500
     Corporate and consolidating                              6,161,100              7,933,900
                                                           ------------           ------------
                                                           $ 29,020,100           $ 23,935,200
                                                           ============           ============


                         PROXYMED, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED


(7) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                             Three Months Ended March 31,
                                             ----------------------------
                                                2002               2001
                                             ---------          ---------
Common stock issued for payment
   of preferred stock dividends              $      --          $ 491,400
                                             =========          =========


(8) SUBSEQUENT EVENT

         On May 6, 2002, the Company acquired all of the capital stock of KenCom Communications & Services, Inc. ("KenCom"), a privately-owned provider of laboratory communication solutions, for $3,275,000 in cash and 30,034 shares of unregistered ProxyMed common stock (valued at $600,000). The number of shares of common stock issued was based on the average of the closing prices of the Company's common stock for the five days immediately preceding the closing. The Company will register these shares no later than one year after the closing. The acquisition will be accounted for as a purchase and is expected to result in goodwill and other intangible assets of approximately $3.3 million.

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

       We operate in two reportable segments which are separately managed:
Electronic healthcare transaction processing and Laboratory communication solutions. Electronic healthcare transaction processing includes transaction and value-added services principally between physicians and insurance companies (Payer Services) and physicians and pharmacies (Prescription Services); and Laboratory communication solutions includes the sales, lease and service of communication devices principally to laboratories and the contract manufacturing of printed circuit boards (Laboratory Services).

       Our business strategy is to leverage our leadership position in connectivity services in order to establish ProxyMed as the premier provider of automated financial, clinical, and administrative transaction services primarily between small physician offices (offices with one to nine physicians) and payers, clinical laboratories and pharmacies. Through strategic relationships and partnerships with front-end solutions providers, our goal is to drive more healthcare transactions through ProxyNet while remaining neutral in the battle for the physician's desktop. Additionally, since we have a substantial existing customer base of physicians and other healthcare providers, we believe that there are opportunities to increase revenues by cross-selling our existing products and services to these current customers, as well as revenue opportunities from the development of new services from our development efforts, including Internet-based transaction services, and from opportunities afforded by the Health Insurance Portability and Accountability Act of 1996 (known as HIPAA) as it relates to privacy, security and education. We remain committed to developing additional capabilities and value-added products and services for our back-end connectivity network.

       To facilitate our ability to fund our internal and strategic growth plans, on March 26, 2002, we agreed to sell 1,569,366 shares of unregistered common stock at $15.93 per share, including a warrant for the purchase of 549,279 shares of common stock also at $15.93 per share, in a private placement to four entities affiliated with General Atlantic Partners, LLC ("GAP"), a private equity investment fund. This transaction closed on April 5, 2002 and we received gross proceeds of $25 million. No placement agent was used in the transaction and we granted the GAP entities certain demand and "piggy back" registration rights starting one year from closing. Additionally, in connection with the transaction, a general partner of GAP was appointed as a director to fill a vacancy on our board.

       With our investment from GAP to bolster our cash position, we are poised to take advantage of the opportunities in the healthcare connectivity industry and become the premier provider of electronic connectivity solutions for the small physician practice. Our focus for 2002 and beyond is on internal growth primarily through cross-selling opportunities and external growth through strategic acquisitions. Our first strategic acquisition was completed on May 6, 2002 with the purchase of KenCom Communications & Services, Inc. ("KenCom"), a provider of laboratory communication solutions, for $3,275,000 in cash and 30,034 shares of our common stock (valued at $600,000).

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001.

       NET REVENUES. Consolidated net revenues for the three months ended March 31, 2002 increased by $3,100,200, or 37%, to $11,503,100 from consolidated net revenues of $8,402,900 for the three months ended March 31, 2001. Net revenues classified by our reportable segments are as follows:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      2002              2001
                                                   -----------       -----------
Electronic healthcare transaction processing       $  5,278,000      $ 2,721,600
La oratory communication solutions                    6,225,100        5,681,300
                                                   ------------      -----------
                                                   $ 11,503,100      $ 8,402,900
                                                   ============      ===========

         Electronic healthcare transaction processing segment net revenues increased by 94% primarily due to a 65% increase in the number of electronic clinical and financial healthcare transactions processed through ProxyNet from
16.0 million transactions in the first quarter of 2001 to 26.4 million transactions in 2002. The 2001 period did not include any electronic claim and patient statement transactions from MDP Corporation ("MDP"), which was acquired in May 2001. For the 2002 period, approximately 46% of our revenues came from our Electronic healthcare transaction processing segment, whereas only 32% was from this segment for the 2001 period. For the remainder of 2002 and beyond, it is anticipated that our greatest growth will come from this segment.

         Laboratory communication solutions segment net revenues increased by 10% primarily due to an increase in contract manufacturing revenues offset by decreases in sales and leases of communication devices, and field services revenues. In the first quarter of 2002, we experienced delays in communication device orders from a large laboratory and printer partner with whom we are finalizing negotiations for a new nationwide products and services contract, and expect these purchases later in the year. Additionally, we believe that the continued consolidation of laboratories in the industry has delayed some communication device purchases until later in the year.

         COST OF SALES. Consolidated cost of sales increased as a percentage of net revenues to 47% for the three months ended March 31, 2001 from 40% for the three months ended March 31, 2001. Cost of sales classified by our reportable segments is as follows:

                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                    2002                2001
                                                 -----------        -----------
Electronic healthcare transaction processing     $ 2,131,800        $   679,300
Laboratory communication solutions                 3,247,700          2,647,200
                                                 -----------        -----------
                                                 $ 5,379,500        $ 3,326,500
                                                 ===========        ===========

        Cost of sales in the Electronic healthcare transaction processing segment consists of transaction fees, services and license fees, including third-party electronic transaction processing costs, certain telecommunication costs, revenue sharing and rebate arrangements with our business partners, third-party database licenses, and certain labor and travel expenses. Cost of sales as a percentage of revenues increased to 40% in the 2002 period compared to 25% in the same period last year primarily due to direct costs for our statement processing services resulting from our acquisition of MDP in May 2001 (which have a higher direct cost than other payer service transactions) and increased revenue sharing and rebates paid to our business partners as a result of increased transaction volumes.

         Cost of sales in the Laboratory communication solutions segment includes hardware, third-party software, and consumable materials. Cost of sales as a percentage of revenues increased to 52% for the 2002 period compared 47% in the same period last year primarily due to a shift in the revenue mix from lower cost leases to higher cost contract manufacturing.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated SG&A for the three months ended March 31, 2002 decreased by $132,100, or 2%, to $5,492,900 from consolidated SG&A of $5,625,000 for the three months ended March 31, 2001. Consolidated SG&A expenses as a percentage of consolidated revenues decreased to 48% in the 2002 period compared to 67% in the same period last year. SG&A expenses classified by our reportable segments are as follows:

                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                     2002               2001
                                                  -----------       -----------
Electronic healthcare transaction processing      $ 2,630,000       $ 2,511,100
Laboratory communication solutions                  2,229,800         1,913,800
Corporate                                             633,100         1,200,100
                                                  -----------       -----------
                                                  $ 5,492,900       $ 5,625,000
                                                  ===========       ===========




         Electronic healthcare transaction processing segment SG&A expenses for the 2002 period increased 5% over the same period last year primarily due to expenses incurred at our Atlanta operations as a result of our acquisition of MDP in May 2001 offset by decreases in payroll and related expenses due to personnel reductions in the first quarter of 2001 and the capitalization of payroll and other costs for HIPAA and private label software projects in the first quarter of 2002. We anticipate that SG&A expenses in this segment will grow for the remainder of 2002 as we add additional sales staff to drive revenues and staff to ready our networks, processing platforms, customers and partners for HIPAA.

         Laboratory communication solutions segment SG&A expenses in the 2002 period increased by 17% over the same period last year primarily due to higher payroll and related costs, and selling expenses. In anticipation of the elimination of certain lower margin revenues in 2002, we took proactive measures to eliminate related operating expenses and we expect to recognize future savings of approximately $100,000 per quarter for the remainder of 2002 from our actions.

         Corporate SG&A expenses decreased 47% in 2002 over the same period last year primarily due to the non-cash compensatory warrants and additional accrual recorded for our software licensing contingency in the 2001 period.

         DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization decreased by $2,451,300 to $568,500 for the three months ended March 31, 2002 from $3,019,800 for the three months ended March 31, 2001 primarily from a reduction in amortization expense due to the conclusion of amortization of certain intangible assets in 2001 related to prior acquisitions in our Electronic healthcare transaction processing segment and the adoption of SFAS No. 142 on January 1, 2002. Depreciation and amortization classified by our reportable segments is as follows:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                     2002                 2001
                                                   ---------        -----------
Electronic healthcare transaction processing       $ 364,100        $ 2,777,300
Laboratory communication solutions                   154,900            131,700
Corporate                                             49,500            110,800
                                                   ---------        -----------
                                                   $ 568,500        $ 3,019,800
                                                   =========        ===========

       OPERATING INCOME (LOSS). As a result of the foregoing, consolidated operating income for the three months ended March 31, 2002 was $62,200 compared to an operating loss of $3,568,400 for the three months ended March 31, 2001. Operating income (loss) classified by our reportable segments is as follows:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                     2002             2001
                                                   ---------     -------------
Electronic healthcare transaction processing       $ 152,200     $  (3,246,000)
Laboratory communication solutions                   592,700           988,500
Corporate                                           (682,700)       (1,310,900)
                                                   ---------     -------------
                                                   $  62,200      $ (3,568,400)
                                                   =========      ============

         INTEREST, NET. We incurred consolidated net interest expense of $13,400 for the three months ended March 31, 2002 compared to net interest income of $101,200 for the three months ended March 31, 2001. The 2002 period amount includes interest expense related to the note payable for our acquisition of MDP, which was paid in full in January 2002. Additionally, as a result of lower cash balances and interest rates, interest income earned decreased between the periods noted.

         NET INCOME (LOSS). As a result of the foregoing, consolidated net income for the three months ended March 31, 2002 was $48,800 compared to a net loss of $3,467,200 for the three months ended March 31, 2001.

         DEEMED DIVIDENDS AND OTHER CHARGES. We incurred deemed dividends and other charges of $611,700 for the three months ended March 31, 2002 as a result of non-cash accounting charges for the conversion of 31,650 preferred shares into 242,510 shares of common stock by our Series C preferred stockholders in 2002 pursuant to our offer to convert their shares commencing in December 2001. For the three months ended March 31, 2001, deemed dividends and other charges were $2,461,100 and resulted primarily from non-cash accounting charges from the February 2001 anti-dilution reset in number and price of certain warrants issued to our Series B preferred stockholders and quarterly dividends paid to our Series C Preferred shareholders through issuance of 29,123 shares of common stock in April 2001.

         NET LOSS APPLICABLE TO COMMON SHAREHOLDERS. As a result of the foregoing, we reported a net loss applicable to common shareholders of $562,900 for the three months ended March 31, 2002 compared to a net loss applicable to common shareholders of $5,928,300 for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         In the three month period ended March 31, 2002, cash provided by operating activities totaled $133,000. During this period, we paid in full our $7,000,000 promissory note for our acquisition of MDP and paid $550,500 for fixed assets and capitalized software. These activities were principally financed through available cash resources. After these activities, we had cash and cash equivalents totaling $5,168,000 as of March 31, 2002. These available funds, plus the $25 million investment from GAP (as described in the "In General" section above), will be used for operations, strategic acquisitions (including $3,275,000 for our May 2002 acquisition of KenCom), the further development of our products and services, and other general corporate purposes. We continue to evaluate other acquisition opportunities and strategic alternatives that may add synergies to our product offerings and business strategy.

         At the current time, we do not have any material commitments for capital expenditures except for approximately $500,000 that is committed evenly over the next three years related to the licensing of software for use in our internal systems. In April 2002, we paid $166,700 towards this commitment. Additionally, we have forecasted approximately $2.6 million for other capital expenditures and capitalized software for 2002 and continue to evaluate our expenditure requirements as it relates to the continuation of our HIPAA compliance and co-location of our production networks to a third-party site.
We may adjust our projected expenditure spending levels up or down accordingly.

         As we continue to improve our operating performance and achieve increased market acceptance of our products and services, we are confident in our ability to grow our business, both internally and externally. With our additional equity financing from

GAP, we believe that we have sufficient cash and cash equivalents on hand to fund our future operational capital requirements and expenditures, and a sufficient level of capital in order to fund specific research and development projects or to pursue additional strategic acquisitions. However, if we need additional capital funding in the future to further our strategic plans, there can be no assurance that any additional funding will be available to us, or if available, that it will be available on acceptable terms. If we are successful in obtaining additional financing, the terms of the financing may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of our common stock. We believe that if we are not successful in obtaining additional financing for further product development or strategic acquisitions, such inability may adversely impact our ability to successfully execute our business plan and may put us at a competitive disadvantage.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions but we believe that any variation in results would not have a material effect on our financial condition. On an ongoing basis, we evaluate our estimates.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements beginning on Page F-7 in our Form 10-K for the year ended
December 31, 2001.

         REVENUE RECOGNITION - Electronic transaction processing fee and monthly service revenues are recorded in the period the service is rendered. Certain transaction revenues generated from our resellers, vendors and gateway partners are subject to revenue sharing and rebate arrangements and are recorded as gross revenues. Revenue from certain up-front development and connectivity fees is amortized ratably over the expected life of the customer. Revenue from hardware leases, network access and maintenance fees is recognized ratably over the applicable period. Revenue from sales of software, software licenses, computer hardware and manufactured goods is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. The same criteria are applied to each element of multiple element arrangements after allocating the amounts paid to individual elements based on vendor-specific objective evidence of fair value. Because we rely primarily on customer purchase orders in our Laboratory communication solutions business, revenues may fluctuate from period to period compared to revenues generated in our Electronic Healthcare Transaction business which is primarily based on recurring revenue streams.

         GOODWILL - Goodwill is generated from the excess of the cost of a business acquired over the fair market value of its identifiable assets. In accordance with SFAS No. 142 (see New Accounting Pronouncements below), goodwill will no longer be amortized, but instead be subject to periodic impairment tests. We adopted the provisions of SFAS No. 142 on January 1, 2002, and we will no longer record approximately $808,000 of amortization relating to our existing goodwill each quarter, which would have been recorded through the first quarter of 2004. SFAS No. 142 also requires that goodwill be tested at least annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. We completed that first step of the goodwill impairment test during the first quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of our fiscal year. We completed the first step of the transitional goodwill impairment test and did not record an impairment charge as a result of applying SFAS No. 142 during the first quarter of 2002.

         CAPITALIZED SOFTWARE DEVELOPMENT AND RESEARCH AND DEVELOPMENT - Costs incurred internally and fees paid to outside contractors and consultants in the development of our externally and internally used software products are expensed as incurred as research and development expenses (which are included in selling, general and administrative expenses) until reaching technological feasibility. At that time, any future costs are properly capitalized and ultimately amortized over the remaining estimated economic life of the product on a product-by-product basis. Our judgment is used in determining whether costs meet the criteria for immediate expensing or capitalization. We periodically review projected cash flows and other criteria in assessing the impairment of any capitalized software and take impairment charges as needed.

         EQUITY TRANSACTIONS - Over the past two years we have engaged in various equity transactions. These transactions were first aimed at providing capital to continue to operate and grow our business and then became a critical step aimed at simplifying our capital structure. These transactions were complex and required the application of various accounting rules and standards that have resulted in significant cash and non-cash charges reflected primarily as deemed dividend charges included our net loss applicable to common shareholders.

         BAD DEBT ESTIMATES - We rely on estimates to determine the bad debt expense and the adequacy of the reserve for doubtful accounts receivable. These estimates are based on our historical experience and the industry in which we operate. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

NEW ACCOUNTING PRONOUNCEMENTS

         In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." In addition, SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. We do not anticipate that SFAS No. 145 will have a material effect on our financial statements.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This document contains forward-looking statements that reflect our current assumptions and expectations regarding future events. While these statements reflect our current judgment, they are subject to risks and uncertainties. Actual results may differ significantly from projected results due to a number of factors, including, but not limited to, the soundness of our business strategies relative to the perceived market opportunities; our ability to identify suitable acquisition candidates; our ability to integrate any future acquisitions into our existing operations; our ability to successfully develop, market, sell, cross-sell, install and upgrade our clinical and financial transaction services and applications to new and current physicians, payers, medical laboratories and pharmacies; our ability to compete effectively on price and support services; our interpretation of HIPAA and our ability to comply with the associated rules and regulations; our assessment of the healthcare industry's need, desire and ability to become technology efficient; and our ability and that of our business associates to comply with various government rules regarding healthcare information and patient privacy. These and other risk factors are more fully discussed in the Risk Factors disclosure in our Form 10-K for the year ended December 31, 2001 and our other filings with the Securities and Exchange Commission, which we strongly urge you to read. We expressly disclaim any intent or obligation to update any forward-looking statements. When used in this document, the words "believes", "estimated", "expects", "anticipates", "may" and similar expressions are intended to identify forward-looking statements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        Not Applicable.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not Applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits:

             - None

         (b) Reports on Form 8-K:

             - February 20, 2002 - Report on fourth quarter and year ended
               December 31, 2001 teleconference call held on February 14, 2002, including transcript thereon and press release dated February 13, 2002, pursuant to Regulation FD.

             - March 29, 2002 - Report on agreement to sell 1,569,366 shares of unregistered common stock of ProxyMed, Inc. and a warrant to purchase 549,279 shares of common stock of ProxyMed, Inc. dated March 26, 2002 to four companies affiliated with General Atlantic Partners, LLC, a private equity investment fund, including stock and warrant purchase agreement, form of common stock purchase warrant, form of registration rights agreement, and press release dated March 27, 2002 announcing the transaction.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PROXYMED, INC.
                                       (Registrant)



May 15, 2002                           /s/ Judson E. Schmid
------------                           -----------------------------------------
  (Date)                               Judson E. Schmid
                                       Executive Vice President and
                                       Chief Financial Officer