Form 10-Q
period 2002-06-30
PROXYMED INC /FT LAUDERDALE/
filed 2002-08-14
CIK 906337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number: 000-22052


                                 PROXYMED, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       FLORIDA                                                   65-0202059
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

2555 DAVIE ROAD, SUITE 110, FORT LAUDERDALE, FLORIDA                33317
----------------------------------------------------              ----------
(Address of principal executive offices)                          (Zip Code)

                                 (954) 473-1001
                         ------------------------------
                         (Registrant's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                          COMMON STOCK, $.001 PAR VALUE
                      6,741,772 SHARES AS OF AUGUST 12, 2002

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

                         PROXYMED, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)




                                                                                     June 30,              December 31,
                                                                                       2002                    2001
                                                                                   -------------           -------------
                                   Assets
Current assets:
     Cash and cash equivalents                                                     $  26,812,600           $  12,601,000
     Accounts receivable - trade, net                                                  7,034,100               5,588,800
     Other receivables                                                                    90,900                  88,800
     Inventory                                                                         3,151,200               3,351,100
     Other current assets                                                                618,500                 330,600
                                                                                   -------------           -------------
        Total current assets                                                          37,707,300              21,960,300
Property and equipment, net                                                            3,990,200               3,831,700
Goodwill, net                                                                         11,322,300               7,960,400
Purchased technology, capitalized software and other intangibles, net                  2,002,800               2,075,800
Other assets                                                                              53,300                  53,300
                                                                                   -------------           -------------

        Total assets                                                               $  55,075,900           $  35,881,500
                                                                                   =============           =============

                      Liabilities and Stockholders' Equity

Current liabilities:
     Note payable                                                                  $          --           $   7,000,000
     Accounts payable and accrued expenses                                             5,251,400               5,344,600
     Deferred revenue                                                                    642,300                 222,300
                                                                                   -------------           -------------
        Total current liabilities                                                      5,893,700              12,566,900
Long-term deferred revenue and other long-term liabilities                               337,300                 442,100
                                                                                   -------------           -------------
        Total liabilities                                                              6,231,000              13,009,000
                                                                                   -------------           -------------

Stockholders' equity:
     Series C 7% Convertible preferred stock - $.01 par value. Authorized
        300,000 shares; issued and outstanding 3,000 and 34,650 shares, respectively; liquidation preference $300,000
         and $3,465,000, respectively                                                         --                     300
     Common stock - $.001 par value. Authorized 13,333,333 shares;
        issued and outstanding 6,741,644 (after deducting 15,061
        shares in treasury) and 4,894,433 shares, respectively                             6,700                   4,900
     Additional paid-in capital                                                      145,753,000             120,276,500
     Accumulated deficit                                                             (96,728,900)            (97,223,300)
     Note receivable from stockholder                                                   (185,900)               (185,900)
                                                                                   -------------           -------------
        Total stockholders' equity                                                    48,844,900              22,872,500
                                                                                   -------------           -------------

        Total liabilities and stockholders' equity                                 $  55,075,900           $  35,881,500
                                                                                   =============           =============





See accompanying notes.

                         PROXYMED, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)


                                                               Three Months Ended June 30,          Six Months Ended June 30,
                                                              -----------------------------      ------------------------------
                                                                  2002            2001               2002             2001
                                                              ------------     ------------      ------------      ------------
Revenues:
    Transaction fees, services and license fees               $  6,757,700     $  5,780,100      $ 13,466,900      $ 10,114,400
    Communication devices, computer systems
      and other tangible goods                                   5,869,300        4,423,200        10,663,200         8,491,800
                                                              ------------     ------------      ------------      ------------
                                                                12,627,000       10,203,300        24,130,100        18,606,200
                                                              ------------     ------------      ------------      ------------
Costs and expenses:
    Cost of transaction fees, services and license fees          2,067,500        1,605,600         4,199,300         2,284,800
    Cost of tangible goods                                       3,716,900        3,115,300         6,964,500         5,762,600
    Selling, general and administrative expenses                 5,941,300        5,062,800        11,434,200        10,687,700
    Depreciation and amortization                                  584,000        2,282,400         1,152,500         5,302,200
                                                              ------------     ------------      ------------      ------------
                                                                12,309,700       12,066,100        23,750,500        24,037,300
                                                              ------------     ------------      ------------      ------------

      Operating income (loss)                                      317,300       (1,862,800)          379,600        (5,431,100)

Interest income (expense), net                                     128,200          (30,700)          114,800            70,500
                                                              ------------     ------------      ------------      ------------

      Net income (loss)                                            445,500       (1,893,500)          494,400        (5,360,600)

Deemed dividends and other charges                                      --        2,195,300           611,700         4,656,400
                                                              ------------     ------------      ------------      ------------

      Net income (loss) applicable to common shareholders     $    445,500     $ (4,088,800)     $   (117,300)     $(10,017,000)
                                                              ============     ============      ============      ============

Basic net income (loss) per share:                            $       0.07     $      (2.56)     $      (0.02)     $      (6.67)
                                                              ============     ============      ============      ============

Basic weighted average shares outstanding                        6,660,913        1,599,636         5,892,026         1,500,997
                                                              ============     ============      ============      ============

Diluted net income (loss) per share:                          $       0.06     $      (2.56)     $      (0.02)     $      (6.67)
                                                              ============     ============      ============      ============

Diluted weighted average shares outstanding                      6,873,585        1,599,636         5,892,026         1,500,997
                                                              ============     ============      ============      ============



See accompanying notes

                         PROXYMED, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)



                                                                              Six Months Ended June 30,
                                                                         -----------------------------------
                                                                             2002                  2001
                                                                         ------------           ------------
Cash flows from operating activities:
     Net income (loss)                                                   $    494,400           $ (5,360,600)
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
            Depreciation and amortization                                   1,152,500              5,302,200
            Provision for (recovery of) doubtful accounts                     (17,800)                31,400
            Provision for obsolete inventory                                  120,000                 50,500
            Compensatory stock options and warrants                                --                433,300
            Changes in assets and liabilities, net of
                effect of acquisitions:
                Accounts and other receivables                               (912,700)               (42,700)
                Inventory                                                     214,400               (287,600)
                Prepaid expenses                                             (277,400)              (206,900)
                Accounts payable and accrued expenses                        (569,300)              (174,400)
                Deferred revenue                                               45,600                 52,300
                Other, net                                                    (25,500)              (108,100)
                                                                         ------------           ------------
         Net cash provided by (used in) operating activities                  224,200               (310,600)
                                                                         ------------           ------------

Cash flows from investing activities:
     Acquisition of businesses, net of cash acquired                       (2,870,600)            (3,000,000)
     Short term investments                                                        --             (3,000,000)
     Redemption of short term investments                                          --              3,000,000
     Capital expenditures                                                    (689,900)              (396,400)
     Capitalized software                                                    (200,400)                    --
     Payments for acquisition-related costs                                        --                (23,200)
                                                                         ------------           ------------
         Net cash used in investing activities                             (3,760,900)            (3,419,600)
                                                                         ------------           ------------

Cash flows from financing activities:
     Proceeds from stock offering, net                                     24,886,100                     --
     Payment of note payable related to acquisition of business            (7,000,000)                    --
     Dividends on preferred stock                                                  --                 (1,600)
     Collections on notes receivable                                           18,300                 25,500
     Payment of note payable, capital leases and long-term debt              (156,100)              (100,900)
                                                                         ------------           ------------
         Net cash provided by (used in) financing activities               17,748,300                (77,000)
                                                                         ------------           ------------

Net increase (decrease) in cash and cash equivalents                       14,211,600             (3,807,200)
Cash and cash equivalents at beginning of period                           12,601,000              8,841,100
                                                                         ------------           ------------
Cash and cash equivalents at end of period                               $ 26,812,600           $  5,033,900
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

         The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

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

                         PROXYMED, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (unaudited), Continued


(c) Net Income (Loss) Per Share - Basic net income (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share reflects the potential dilution from the exercise or conversion of securities into common stock; however, 597,036 stock options and warrants outstanding at June 30, 2002 were excluded from the calculation of diluted net income per share for the three months ended June 30, 2002 because the exercise price of these options and warrants was greater than the average market price of the Company's common stock during the period. Additionally, 1,664,934 and 2,371,931 stock options and warrants outstanding June 30, 2002 and 2001, respectively, as well as common shares issuable on the conversion of both Series B (2001 period only) and Series C preferred stock (20,000 and 1,649,167 shares, if converted on June 30, 2002 and 2001, respectively), were excluded from the calculation of diluted net loss per share for the six months ended June 30, 2002 and the three and six months ended June 30, 2001, respectively, because their effect was antidilutive.

         The following sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2002 and 2001:



                                                              Three Months Ended June 30,           Six Months Ended June 30,
                                                            ------------------------------       ------------------------------
                                                                2002              2001              2002               2001
                                                            ------------      ------------       ------------       ------------
Net income (loss) applicable to common shareholders         $    445,500      $ (4,088,800)      $   (117,300)      $(10,017,000)
                                                            ============      ============       ============       ============

Common shares outstanding:
     Weighted average common shares used in computing
         basic net income (loss) per share                     6,660,913         1,599,636          5,892,026          1,500,997
     Plus incremental shares from assumed conversions:
         Convertible preferred stock                              20,000                --                 --                 --
         Stock options                                            40,776                --                 --                 --
         Warrants                                                151,896                --                 --                 --
                                                            ------------      ------------       ------------       ------------
                                                                 212,772                --                 --                 --
                                                            ------------      ------------       ------------       ------------

     Weighted average common shares used in computing
         diluted net income (loss) per share                   6,873,685         1,599,636          5,892,026          1,500,997
                                                            ============      ============       ============       ============

     Net income (loss) per common share:
         Basic                                              $       0.07      $      (2.56)      $      (0.02)      $      (6.67)
                                                            ============      ============       ============       ============

         Diluted                                            $       0.06      $      (2.56)      $      (0.02)      $      (6.67)
                                                            ============      ============       ============       ============



                         PROXYMED, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (unaudited), Continued


(d) New Accounting Pronouncements - In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". In addition, SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that SFAS No. 145 will have a material effect on its financial statements.

         In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)". SFAS No. 146 replaces Issue 94-3. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that SFAS No. 146 will have a material effect on its financial statements.

                         PROXYMED, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (unaudited), Continued


(2) Acquisition of Business

         In May 2002, the Company acquired all of the capital stock of KenCom Communications & Services, Inc. ("KenCom"), a privately-owned provider of laboratory communication solutions, for $3,275,000 in cash (of which $100,000 was withheld by the Company) and 30,034 shares of unregistered ProxyMed common stock (valued at $600,000). The number of shares of common stock issued was based on the average of the closing prices of the Company's common stock for the five days immediately preceding the closing. The Company will register these shares no later than one year after the closing. The shares of common stock (which are being held in escrow by the Company) and the $100,000 in cash are being held against any unknown liabilities, and if unused, will be released after one year and after six months from the closing, respectively. The acquisition was accounted for as a purchase, and the Company has not finalized its allocation methodology associated with the acquisition. Based on the preliminary allocation, the Company believes the excess of the purchase price over the fair value of the net assets acquired (amounting to $3,371,900) will be primarily goodwill with other amortizable intangibles representing customer relationships and technology.

(3) Inventory

         Inventory consists of the following at June 30, 2002:

            Materials, supplies and component parts                   $2,311,800
            Work in process                                              509,400
            Finished goods                                               330,000
                                                                      ----------
                                                                      $3,151,200
                                                                      ==========

                         PROXYMED, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (unaudited), Continued


(4) Goodwill and Other Intangible Assets

(a) Goodwill - The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002 resulting in the reduction of approximately $808,000 of amortization relating to its existing goodwill each quarter, which would have otherwise been recorded through the first quarter of 2004.

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

         The changes in the carrying amounts of goodwill for the six months ended June 30, 2002 by operating segment are as follows:


                                                  Electronic
                                                  healthcare        Laboratory
                                                 transaction      communication
                                                  processing        solutions          Total
                                                 ------------     -------------     -----------
         Balance as of December 31, 2001          $ 7,430,700      $   529,700      $ 7,960,400
         Goodwill acquired during the period               --        3,361,900        3,361,900
                                                  -----------      -----------      -----------
               Balance as of June 30, 2002        $ 7,430,700      $ 3,891,600      $11,322,300
                                                  ===========      ===========      ===========


                         PROXYMED, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (unaudited), Continued


         In accordance with SFAS No. 142, a reconciliation of the previously reported net loss applicable to common shareholders and net loss per share to the amounts adjusted for the exclusion of goodwill amortization, net of any related income tax effect, is as follows:



                                                                     Three Months Ended June 30,       Six Months Ended June 30,
                                                                     --------------------------     ------------------------------
                                                                        2002           2001             2001              2002
                                                                     ===========    ===========     ==============     ===========
Reported net income (loss) applicable to common shareholders         $   445,500    $(4,088,800)    $  (10,017,000)    $  (117,300)
Goodwill amortization                                                         --      1,284,900          2,851,000              --
                                                                     -----------    -----------     --------------     -----------
     Adjusted net loss applicable to common shareholders             $   445,500    $(2,803,900)    $   (7,166,000)    $  (117,300)
                                                                     ===========    ===========     ==============     ===========


Basic weighted average common shares outstanding                       6,660,913      1,599,636          1,500,997       5,892,026
                                                                     ===========    ===========     ==============     ===========
Basic net income (loss) per share of common stock:
Reported net income (loss) applicable to common shareholders         $      0.07    $     (2.56)    $        (6.67)    $     (0.02)
Goodwill amortization                                                         --           0.80               1.90              --
                                                                     -----------    -----------     --------------     -----------
     Adjusted net income (loss) applicable to common shareholders    $      0.07    $     (1.76)    $        (4.77)    $     (0.02)
                                                                     ===========    ===========     ==============     ===========


Diluted weighted average common shares outstanding                     6,873,585      1,599,636          1,500,997       5,892,026
                                                                     ===========    ===========     ==============     ===========
Diluted net income (loss) per share of common stock:
Reported net income (loss) applicable to common shareholders         $      0.06    $     (2.56)    $        (6.67)    $     (0.02)
Goodwill amortization                                                         --           0.80               1.90              --
                                                                     -----------    -----------     --------------     -----------
     Adjusted net income (loss) applicable to common shareholders    $      0.06    $     (1.76)    $        (4.77)    $     (0.02)
                                                                     ===========    ===========     ==============     ===========




(b) Other Intangible Assets - The carrying amounts of other intangible assets for as of June 30, 2002 and December 31, 2001, by category, are as follows:


                                           June 30, 2002                                     December 31, 2001
                          -----------------------------------------------      -----------------------------------------------
                           Carrying         Accumulated                         Carrying        Accumulated
                            Amount          Amortization         Net             Amount         Amortization          Net
                          -----------       -----------       -----------      -----------      ------------       -----------
Capitalized software      $ 3,569,800       $(1,668,000)      $ 1,901,800      $ 3,369,400       $(1,469,900)      $ 1,899,500
Other intangibles             862,500          (761,500)      $   101,000          852,500          (676,200)          176,300
                          -----------       -----------       -----------      -----------       -----------       -----------
                          $ 4,432,300       $(2,429,500)      $ 2,002,800      $ 4,221,900       $(2,146,100)      $ 2,075,800
                          ===========       ===========       ===========      ===========       ===========       ===========



         Amortization expense of capitalized software and other intangible assets was $134,500 and $644,600 for the three months ended June 30, 2002 and 2001, and $283,400 and $1,764,300 for the six months ended June 30, 2002 and 2001, respectively.

         As of June 30, 2002, estimated future amortization expense of other intangible assets is as follows: $232,700 for the remaining quarters of 2002, $356,800 in 2003, $334,500 in 2004, $249,400 in 2005, $227,700 in
         2006 and $227,700 in 2007.

                         PROXYMED, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (unaudited), Continued


(5) Debt Obligation

         In January 2002, the Company paid in full its $7 million promissory note related to its May 2001 acquisition of MDP Corporation.


(6) Equity Transactions

(a) Series C Preferred Conversion Offer - On December 13, 2001, the Company offered to convert its then outstanding Series C Preferred into shares of common stock at a reduced conversion price (the "Conversion Offer"). For a period of sixty days ending February 11, 2002, the holders of the Series C Preferred shares were able convert such shares at a reduced conversion price of $13.05 per share instead of the original conversion price of $15.00. As of December 31, 2001, holders of 83.0% of the outstanding Series C Preferred had converted their shares into 1,296,126 shares of common stock and, as a result, the Company recorded a deemed dividend charge of $3,365,400 included in the net loss applicable to common shareholders in the fourth quarter of 2001. At the conclusion of the Conversion Offer on February 11, 2002, holders of 98.5% of the outstanding Series C Preferred had converted their shares into a total of 1,538,636 common shares. A deemed dividend charge of $611,700 was recorded in the first quarter of 2002 for conversions consummated after the 2001 year end. As of June 30, 2002, there were 3,000 unconverted shares of Series C Preferred which are convertible into 20,000 shares of common stock.

(b) Sale of Common Stock - On April 5, 2002, the Company sold 1,569,366 shares of unregistered common stock at $15.93 per share (the "Primary Shares") in a private placement to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., Gapstar, LLC, GAPCO GmbH & Co. KG. (the "General Atlantic Purchasers"), four companies affiliated with General Atlantic Partners, LLC ("GAP"), a private equity investment fund and received net proceeds of $24.9 million. In addition, the Company also issued two-year warrants for the purchase of 549,279 shares of common stock exercisable at $15.93 per share (the "GAP Warrants"). No placement agent was used in this transaction. The Company granted the General Atlantic Purchasers and certain of their transferees and affiliates certain demand and "piggy back" registration rights starting one year from closing. Additionally, in connection with the transaction, a general partner of GAP was appointed as a director to fill a vacancy on the Company's Board of Directors.

                         PROXYMED, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (unaudited), Continued

         As a result of the purchase of the Primary Shares, the General Atlantic Purchasers own approximately 23.4% of the then outstanding shares of the Company's common stock. At the Company's Annual Meeting of Shareholders held on May 22, 2002, the shareholders of the Company approved that the GAP Warrants may be exercised at any time after April 5, 2003, and prior to April 5, 2004, pursuant to the original terms of the warrant.

(c) Stock Options - In January 2002, 40,000 vested stock options for three resigning directors were amended to allow for an extension of the exercise period through December 31, 2003.

         Additionally, in January 2002, the Company's Board of Directors agreed to cancel up to 37,767 stock options with exercise prices ranging from $57.45 to $202.50 issued to current officers and employees of the Company with the intent of reissuing the same number of options in the future at the then current market price.

         At the Company's Annual Meeting of Shareholders held on May 22, 2002, the shareholders approved a new 2002 Stock Option Plan pursuant to which options to purchase 600,000 shares of common stock may be issued to employees, officers and directors.

         Additionally, in May 2002, the Company's outside directors were granted a total of 55,000 options at an exercise price of $20.20 to compensate the directors upon initial appointment to the board, re-election to the board, and participation in sub-committees. Option grants for initial and subsequent re-election to the board vest equally over a three-year period. Options for participation in sub-committees vest in full after five years but may be accelerated to vest after each sub-committee meeting attended.

         In June 2002, the Company's Board of Directors authorized the issuance of a total of 85,734 options to employees and officers of the Company as part of a structured retention and reward plan. Of this amount, 47,267 options were granted at an exercise price of $17.36 per share. Included in these grants were a total of 25,000 options granted to the Company's chairman/chief executive officer and president/chief operating officer. The balance of 38,467 options will be granted to other employees and officers in September 2002 at the then current market price. In general, these options are for a ten-year term and vest equally over a three-year period.

                         PROXYMED, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (unaudited), Continued


         Also in June 2002, the Company's Board of Directors authorized the issuance of a total of 112,913 options to ProxyMed's executive and senior management as part of their compensation plan for the 2002 year. Of this amount, 56,440 options were granted to the Company's chairman/chief executive officer and president/chief operating officer at an exercise price of $17.36. The balance of 56,473 options will be granted to other executive and senior management in September 2002 at the then current market price. All of these options vest after five years and contain a clause that enables the accelerated vesting of a portion or all of the options if specific, pre-determined individual and company goals are met during the 2002 year.


(7) Segment Information

         ProxyMed operates in two reportable segments which are separately managed: Electronic healthcare transaction processing and Laboratory communication solutions. Electronic healthcare transaction processing includes transaction and value-added services principally between physicians and insurance companies (Payer Services) and physicians and pharmacies (Prescription Services); and Laboratory communication solutions includes the sale, lease and service of communication devices principally to laboratories and the contract manufacturing of printed circuit boards (Laboratory Services). Intersegment sales are not material, and there were no foreign sales for any periods presented.



                                                          Three Months Ended June 30,            Six Months Ended June 30,
                                                        -------------------------------       -------------------------------
                                                            2002              2001               2002               2001
                                                        ------------       ------------       ------------       ------------
Net revenues:
     Electronic healthcare transaction processing       $  5,331,600       $  4,085,800       $ 10,609,700       $  6,807,500
     Laboratory communication devices and services         7,295,400          6,117,500         13,520,400         11,798,700
                                                        ------------       ------------       ------------       ------------
                                                        $ 12,627,000       $ 10,203,300       $ 24,130,100       $ 18,606,200
                                                        ============       ============       ============       ============

Operating income (loss):
     Electronic healthcare transaction processing       $   (103,500)      $ (1,947,700)      $     48,800       $ (5,193,700)
     Laboratory communication devices and services         1,125,000            891,000          1,717,600          1,879,500
     Corporate and consolidating                            (704,200)          (806,100)        (1,386,800)        (2,116,900)
                                                        ------------       ------------       ------------       ------------
                                                        $    317,300       $ (1,862,800)      $    379,600       $ (5,431,100)
                                                        ============       ============       ============       ============


                                                                            June 30,
Total assets:                                               2002              2001
                                                        ------------       ------------
     Electronic healthcare transaction processing       $ 14,212,600       $ 16,349,100
     Laboratory communication devices and services        13,365,400          7,182,700
     Corporate and consolidating                          27,497,900          6,052,700
                                                        ------------       ------------
                                                        $ 55,075,900       $ 29,584,500
                                                        ============       ============


                         PROXYMED, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (unaudited), Continued


(8) Supplemental Disclosure of Cash Flow Information


                                                                          Six Months Ended June 30,
                                                                      ---------------------------------
                                                                         2002                  2001
                                                                      -----------           -----------
Common stock issued for payment of preferred stock dividends          $        --           $   830,500
                                                                      ===========           ===========

Acquisition of businesses:
     Common stock issued for business acquired                            600,000                    --
     Debt issued for business acquired                                         --             7,000,000
     Amounts withheld from cash paid                                      100,000                    --
     Other acquisition costs                                               22,000                30,300
     Details of acquisition:
         Working capital components, other than cash                      108,900              (303,100)
         Property and equipment                                          (337,700)             (165,000)
         Goodwill and other intangible assets                          (3,361,900)           (9,558,400)
         Other, net                                                        (1,900)               (3,800)
                                                                      -----------           -----------
            Net cash used in acquisitions                             $(2,870,600)          $(3,000,000)
                                                                      ===========           ===========



(9) Income Taxes

         As of June 30, 2002 the Company had a net deferred tax asset of approximately $32.8 million, which was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly, if during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.


(10) Subsequent Event

         On July 30, 2002, the Company acquired the assets of MDIP, Inc. (d/b/a Medical Data Insurance Processing), a privately-held company providing UB92 institutional claims processing, for $2.4 million in cash, of which $250,000 was placed in an third-party escrow account for a period of one year. The acquisition will be accounted for as a purchase and is expected to result in goodwill and other intangible assets of approximately $2.3 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       ProxyMed is an electronic healthcare transaction processing services company providing connectivity services and related value-added products to physicians, payers, medical laboratories, pharmacies, and other healthcare providers. Our electronic transaction processing services support a broad range of both financial and clinical transactions. To facilitate these services, we operate ProxyNet(R), our secure, proprietary national electronic information network, which provides physicians and other healthcare providers with direct connectivity to one of the industry's largest group of payers, the largest group of clinical laboratories, and the largest group of chain and independent pharmacies. Our products and services are currently provided from our main operating facilities located in Fort Lauderdale, Florida; New Albany, Indiana; Santa Ana, California; and Atlanta, Georgia.

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

       Our business strategy is to leverage our leadership position in connectivity services in order to establish ProxyMed as the premier provider of automated financial, clinical and administrative transaction services primarily between small physician offices (offices with one to nine physicians) and payers, clinical laboratories and pharmacies. Through strategic relationships and partnerships with front-end solutions providers, our goal is to drive more healthcare transactions through ProxyNet while remaining neutral in the battle for the physician's desktop. Additionally, since we have a substantial existing customer base of physicians and other healthcare providers, we believe that there are opportunities to increase revenues by cross-selling our existing products and services to these current customers, as well as revenue opportunities from the development of new services from our development efforts, including Internet-based transaction services, and from opportunities afforded by the Health Insurance Portability and Accountability Act of 1996, as amended (known as HIPAA) as it relates to privacy, security and education. We remain committed to developing additional capabilities and value-added products and services for our back-end connectivity network.

       To facilitate our ability to fund our internal and strategic growth plans, on April 5, 2002, we sold 1,569,366 shares of unregistered common stock at $15.93 per share, including a two-year warrant for the purchase of 549,279 shares of common stock also at $15.93 per share, in a private placement to four entities affiliated with General Atlantic Partners, LLC ("GAP"), a private equity investment fund, resulting in net proceeds to us of $24.9 million. No placement agent was used in the transaction and we granted the GAP entities certain demand and "piggy back" registration rights starting one year from closing. Additionally, in connection with the transaction, a general partner of GAP was appointed as a director to fill a vacancy on our Board of Directors.

       With our investment from GAP to bolster our cash position, we are poised to take advantage of the opportunities in the healthcare connectivity industry and become the premier provider of electronic connectivity solutions for the small physician practice. Our focus for 2002 and beyond is on internal growth primarily through cross-selling opportunities and external growth through strategic acquisitions. Our first strategic acquisition was completed on May 6, 2002 with the purchase of KenCom Communications & Services, Inc. ("KenCom"), a provider of laboratory communication solutions, for $3,275,000 in cash and 30,034 shares of our common stock (valued at $600,000). We also recently completed the acquisition of the assets of MDIP, Inc. (d/b/a Medical Data Insurance Processing and "MDIP"), a privately-held company providing UB92 institutional claims processing, on July 30, 2002 for $2.4 million in cash.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001.

       NET REVENUES. Consolidated net revenues for the three months ended June 30, 2002 increased by $2,423,700, or 24%, to $12,627,000 from consolidated net revenues of $10,203,300 for the three months ended June 30, 2001. Net revenues classified by our reportable segments are as follows:

                                                    Three Months Ended June 30,
                                                   ---------------------------
                                                      2002             2001
                                                   -----------     -----------
    Electronic healthcare transaction processing   $ 5,331,600     $ 4,085,800
    Laboratory communication solutions               7,295,400       6,117,500
                                                   -----------     -----------
                                                   $12,627,000     $10,203,300
                                                   ===========     ===========



         Electronic healthcare transaction processing segment net revenues increased by 31% primarily due to a 30% increase in the number of electronic clinical and financial healthcare transactions processed through ProxyNet, from
21.9 million transactions in the second quarter of 2001 to 28.5 million transactions in 2002. The 2001 period included only two months of electronic claim and patient statement transactions from MDP Corporation ("MDP"), which was acquired in May 2001. For the 2002 period, approximately 42% of our revenues came from our Electronic healthcare transaction processing segment, whereas only 40% was from this segment for the 2001 period. For the remainder of 2002 and beyond, it is anticipated that our greatest growth will come from this segment.

         Laboratory communication solutions segment net revenues increased by 19% primarily due to the acquisition of KenCom and an increase in contract manufacturing revenues, offset by decreases in sales and leases of communication devices, and field services revenues.

         COST OF SALES. Consolidated cost of sales remained constant as a percentage of net revenues at 46% for the three months ended June 30, 2002 and 2001. Cost of sales classified by our reportable segments is as follows:

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                        2002           2001
                                                     ----------     ----------
    Electronic healthcare transaction processing     $2,067,600     $1,606,600
    Laboratory communication solutions                3,716,800      3,114,300
                                                     ----------     ----------
                                                     $5,784,400     $4,720,900
                                                     ==========     ==========

         Cost of sales in the Electronic healthcare transaction processing segment consists of transaction fees, services and license fees, including third-party electronic transaction processing costs, certain telecommunication costs, revenue sharing and rebate arrangements with our business partners, third-party database licenses, and certain labor and travel expenses. Cost of sales as a percentage of revenues remained constant at 39% for both periods presented.

         Cost of sales in the Laboratory communication solutions segment includes hardware, third-party software, and consumable materials. Cost of sales as a percentage of revenues remained constant at 51% for both periods presented. The 2002 period included a favorable cost of goods pricing adjustment that reduced cost of sales by approximately 3% of revenues in the period offset by a shift in the revenue mix from lower cost leases to higher cost contract manufacturing.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated SG&A for the three months ended June 30, 2002 increased by $878,500, or 17%, to $5,941,300 from consolidated SG&A of $5,062,800 for the three months ended June 30, 2001. Consolidated SG&A expenses as a percentage of consolidated revenues decreased to 47% in the 2002 period compared to 50% in the same period last year. SG&A expenses classified by our reportable segments are as follows:

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                        2002           2001
                                                     ----------     ----------
    Electronic healthcare transaction processing     $3,003,900     $2,373,400
    Laboratory communication solutions                2,284,800      1,978,000
    Corporate                                           652,600        711,400
                                                     ----------     ----------
                                                     $5,941,300     $5,062,800
                                                     ==========     ==========

         Electronic healthcare transaction processing segment SG&A expenses for the 2002 period increased 27% over the same period last year primarily due to adding associates in our Payer Services transaction business sales and marketing teams to drive our core revenue growth and adding personnel in our technical and development areas as it relates to our HIPAA compliance efforts and expenses incurred at our Atlanta operations as a result of our acquisition of MDP in May 2001. We anticipate that SG&A expenses in this segment will grow for the remainder of 2002 as we add additional sales staff to drive revenues and staff to ready our networks, processing platforms, customers and partners for HIPAA.

         Laboratory communication solutions segment SG&A expenses in the 2002 period increased by 16% over the same period last year primarily due to expenses incurred for the May 2002 acquisition and operations of KenCom plus increases in contract manufacturing personnel.

         Corporate SG&A expenses decreased 8% in 2002 over the same period last year primarily due to the non-cash compensatory warrants recorded in the 2001 period.

         DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization decreased by $1,698,400 to $584,000 for the three months ended June 30, 2002 from $2,282,400 for the three months ended June 30, 2001 primarily from a reduction in amortization expense due to the conclusion of amortization of certain intangible assets in 2001 related to prior acquisitions in our Electronic healthcare transaction processing segment and the adoption of SFAS No. 142 on January 1, 2002. Depreciation and amortization classified by our reportable segments is as follows:

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                        2002           2001
                                                     ----------     ----------
    Electronic healthcare transaction processing     $  363,600     $2,053,500
    Laboratory communication solutions                  168,800        134,200
    Corporate                                            51,600         94,700
                                                     ----------     ----------
                                                     $  584,000     $2,282,400
                                                     ==========     ==========

         OPERATING INCOME (LOSS). As a result of the foregoing, consolidated operating income for the three months ended June 30, 2002 was $317,300 compared to an operating loss of $1,862,800 for the three months ended June 30, 2001. Operating income classified by our reportable segments is as follows:

                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                      2002            2001
                                                   ----------      -----------
    Electronic healthcare transaction processing   $ (103,500)     $(1,947,700)
    Laboratory communication solutions              1,125,000          891,000
    Corporate                                        (704,200)        (806,100)
                                                   ----------      -----------
                                                   $  317,300      $(1,862,800)
                                                   ==========      ===========

         INTEREST, NET. Consolidated net interest income for the three months ended June 30, 2002 was $128,200 compared to net interest expense of $30,700 for the three months ended June 30, 2001. This net increase is primarily due to the payoff in January 2002 of our note payable for our acquisition of MDP and higher cash balances as a result of our investment from GAP in April 2002, although effective interest rates are lower in the 2002 period compared to the 2001 period on the cash invested.

         NET INCOME (LOSS). As a result of the foregoing, consolidated net income for the three months ended June 30, 2002 was $445,500 compared to a net loss of $1,893,500 for the three months ended June 30, 2001.

         DEEMED DIVIDENDS AND OTHER CHARGES. There were no dividend and other charges incurred in the three months ended June 30, 2002. For the three months ended June 30, 2002, we incurred total deemed dividend and other charges of $2,195,300 primarily as a result of non-cash accounting charges from the exchange of 271,700 warrants into 218,828 shares of common stock by our Series B preferred stockholders in April 2001 and quarterly dividends paid to our Series C preferred shareholders through the issuance of 29,373 shares of common stock in July 2001.

         NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS. As a result of the foregoing, we reported a net income applicable to common shareholders of $445,500 for the three months ended June 30, 2002 compared to a net loss applicable to common shareholders of $4,088,800 for the three months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001.

       NET REVENUES. Consolidated net revenues for the six months ended June 30, 2002 increased by $5,523,900 or 30%, to $24,130,100 from consolidated net revenues of $18,606,200 for the six months ended June 30, 2001. Net revenues classified by our reportable segments are as follows:

                                                      Six Months Ended June 30,
                                                     ---------------------------
                                                        2002            2001
                                                     -----------     -----------
    Electronic healthcare transaction processing     $10,609,700     $ 6,807,500
    Laboratory communication solutions                13,520,400      11,798,700
                                                     -----------     -----------
                                                     $24,130,100     $18,606,200
                                                     ===========     ===========

         Electronic healthcare transaction processing segment net revenues increased by 56% primarily due to a 45% increase in the number of electronic clinical and financial healthcare transactions processed through ProxyNet from
37.9 million transactions in the 2001 period to 54.9 million transactions in 2002. The 2001 period included only two months of electronic claim and patient statement transactions from MDP, which was acquired in May 2001. For the 2002 period, approximately 44% of our revenues came from our Electronic healthcare transaction processing segment, whereas only 37% was from this segment for the 2001 period. For the remainder of 2002 and beyond, it is anticipated that our greatest growth will come from this segment.

         Laboratory communication solutions segment net revenues increased by 15% primarily due to the acquisition of KenCom and an increase in contract manufacturing revenues, offset by decreases in sales and leases of communication devices, and field services revenues.

         COST OF SALES. Consolidated cost of sales increased as a percentage of net revenues to 46% for the six months ended June 30, 2002 from 43% for the six months ended June 30, 2001. Cost of sales classified by our reportable segments is as follows:

                                                      Six Months Ended June 30,
                                                     ---------------------------
                                                        2002             2001
                                                     -----------     -----------
    Electronic healthcare transaction processing     $ 4,199,300     $ 2,285,900
    Laboratory communication solutions                 6,964,500       5,761,500
                                                     -----------     -----------
                                                     $11,163,800     $ 8,047,400
                                                     ===========     ===========

         Cost of sales in the Electronic healthcare transaction processing segment consists of transaction fees, services and license fees, including third-party electronic transaction processing costs, certain telecommunication costs, revenue sharing and rebate arrangements with our business partners, third-party database licenses, and certain labor and travel expenses. Cost of sales as a percentage of revenues increased to 40% in the 2002 period compared to 34% in the same period last year primarily due to increased revenue sharing and rebates paid to our business partners as a result of increased transaction volumes.

         Cost of sales in the Laboratory communication solutions segment includes hardware, third-party software, and consumable materials. Cost of sales as a percentage of revenues increased to 52% for the 2002 period compared to 49% for the same period last year primarily due to a shift in the revenue mix from lower cost leases to higher cost contract manufacturing.


         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated SG&A for the six months ended June 30, 2002 increased by $746,500, or 7%, to $11,434,200 from consolidated SG&A of $10,687,700 for the six months ended June 30, 2001. Consolidated SG&A expenses as a percentage of consolidated revenues decreased to 47% in the 2002 period compared to 57% in the same period last year. SG&A expenses classified by our reportable segments are as follows:

                                                      Six Months Ended June 30,
                                                     ---------------------------
                                                        2002            2001
                                                     -----------     -----------
    Electronic healthcare transaction processing     $ 5,633,900     $ 4,884,500
    Laboratory communication solutions                 4,514,600       3,891,800
    Corporate                                          1,285,700       1,911,400
                                                     -----------     -----------
                                                     $11,434,200     $10,687,700
                                                     ===========     ===========

         Electronic healthcare transaction processing segment SG&A expenses for the 2002 period increased 15% over the same period last year primarily due to adding associates in our Payer Services transaction business sales and marketing teams to drive our core revenue growth and adding personnel in our technical and development areas as it relates to our HIPAA compliance efforts and expenses incurred at our Atlanta operations as a result of our acquisition of MDP in May 2001. These increases were offset by decreases in Prescription Services payroll and related expenses due to personnel reductions in the first quarter of 2001 and the capitalization of payroll and other costs for HIPAA and private label software projects in the second quarter of 2002. We anticipate that SG&A expenses in this segment will grow for the remainder of 2002 as we add additional sales staff to drive revenues and staff to ready our networks, processing platforms, customers and partners for HIPAA.

         Laboratory communication solutions segment SG&A expenses in the 2002 period increased by 16% over the same period last year primarily due to expenses incurred for the May 2002 acquisition and operations of KenCom plus increases in contract manufacturing personnel.

         Corporate SG&A expenses decreased 33% in 2002 over the same period last year primarily due to the non-cash compensatory warrants and the additional accrual recorded for our software licensing contingency in the 2001 period.

         DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization decreased by $4,149,700 to $1,152,500 for the six months ended June 30, 2002 from $5,302,200 for the six months ended June 30, 2001 primarily from a reduction in amortization expense due to the conclusion of amortization of certain intangible assets in 2001 related to prior acquisitions in our Electronic healthcare transaction processing segment and the adoption of SFAS No. 142 on January 1, 2002. Depreciation and amortization classified by our reportable segments is as follows:

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                        2002           2001
                                                     ----------     ----------
    Electronic healthcare transaction processing     $  727,700     $4,830,800
    Laboratory communication solutions                  323,700        265,900
    Corporate                                           101,100        205,500
                                                     ----------     ----------
                                                     $1,152,500     $5,302,200
                                                     ==========     ==========

       OPERATING INCOME (LOSS). As a result of the foregoing, consolidated operating income for the six months ended June 30, 2002 was $379,600 compared to a loss of $5,431,100 for the six months ended June 30, 2001. Operating income classified by our reportable segments is as follows:

                                                     Six Months Ended June 30,
                                                   ----------------------------
                                                      2002             2001
                                                   -----------      -----------
    Electronic healthcare transaction processing   $    48,800      $(5,193,700)
    Laboratory communication solutions               1,717,600        1,879,500
    Corporate                                       (1,386,800)      (2,116,900)
                                                   -----------      -----------
                                                   $   379,600      $(5,431,100)
                                                   ===========      ===========

         INTEREST, NET. Consolidated net interest income for the six months ended June 30, 2002 was $114,800 compared to $70,500 for the six months ended June 30, 2001. This net increase is primarily due to the payoff in January 2002 of our note payable for our acquisition of MDP and higher cash balances as a result of our investment from GAP in April 2002, although effective interest rates are lower in the 2002 period compared to the 2001 period on the cash invested.

         NET INCOME (LOSS). As a result of the foregoing, consolidated net income for the six months ended June 30, 2002 was $494,400 compared to a net loss of $5,360,600 for the six months ended June 30, 2001.

         DEEMED DIVIDENDS AND OTHER CHARGES. We incurred deemed dividends and other charges of $611,700 for the six months ended June 30, 2002 as a result of non-cash accounting charges for the conversion of 31,650 preferred shares into 242,510 shares of common stock by our Series C preferred stockholders in 2002 pursuant to our offer to convert their shares commencing in December 2001. For the six months ended June 30, 2001, we incurred total deemed dividend and other charges of $4,656,400 primarily as a result of non-cash accounting charges from the anti-dilution reset in number and price of certain warrants issued to our Series B preferred stockholders in February 2001, non-cash accounting charges from the exchange of 271,700 warrants into 218,828 shares of common stock by our Series B preferred stockholders in April 2001; and dividends paid to our Series C preferred shareholders through the issuance of 58,496 shares of common stock in 2001.

         NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS. As a result of the foregoing, we reported a net loss applicable to common shareholders of $117,300 for the six months ended June 30, 2002 compared to a net loss applicable to common shareholders of $10,017,000 for the six months ended June 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

         In the six month period ended June 30, 2002 cash provided by operating activities totaled $224,200. During this period, we paid $2,870,600 ($3,275,000 cash price less $100,000 withheld and $304,400 cash acquired) for our acquisition of KenCom, paid in full our $7,000,000 promissory note for our acquisition of MDP, and paid $890,300 for fixed assets and capitalized software. These activities were principally financed through the private placement in April 2002 of $25,025,000 in common stock (resulting in net proceeds to us of $24,886,100) and available cash resources. After these activities, we had cash and cash equivalents totaling $26,812,600 as of June 30, 2002. These available funds will be used for operations, strategic acquisitions (including $2.4 million paid for our July 2002 acquisition of MDIP), the further development of our products and services, and other general corporate purposes. We continue to evaluate other acquisition opportunities and strategic alternatives that may add synergies to our product offerings and business strategy.

         In our July 23, 2002 press release, we included approximately $326,000 as cash flows provided by operating activities that we have now included as cash flows from certain investment activities related to our acquisition of KenCom. This amount is reflected as such in the financial statements included in this report.

         At the current time, we do not have any material commitments for capital expenditures except for approximately $500,000 that is committed evenly over the next three years related to the licensing of software for use in our internal systems. In April 2002, we paid $166,700 towards this commitment. Additionally, we have forecasted approximately $2.6 million for other capital expenditures and capitalized software for 2002 as it relates to the continuation of our HIPAA compliance, co-location of our production networks to a third-party site, and other infrastructure requirements. We may adjust our expenditure spending levels up or down accordingly.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, but we believe that any variation in results would not have a material effect on our financial condition. On an ongoing basis, we evaluate our estimates.

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

         Equity Transactions - Over the past two years we have engaged in various equity transactions. These transactions were first aimed at providing capital to continue to operate and grow our business and then became a critical step aimed at simplifying our capital structure. These transactions were complex and required the application of various accounting rules and standards that have resulted in significant cash and non-cash charges reflected primarily as deemed dividend charges included in those periods reflecting a net loss applicable to common shareholders.

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

NEW ACCOUNTING PRONOUNCEMENTS

       In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". In addition, SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. We do not anticipate that SFAS No. 145 will have a material effect on our financial statements.

         In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)". SFAS No. 146 replaces Issue 94-3. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not anticipate that SFAS No. 146 will have a material effect on our financial statements.


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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

       Not Applicable.

                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 5, 2002, ProxyMed, Inc. (the "Company") sold 1,569,366 shares of unregistered common stock at $15.93 per share in a private placement to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., Gapstar, LLC, GAPCO GmbH & Co. KG. (the "General Atlantic Purchasers"), four companies affiliated with General Atlantic Partners, LLC ("GAP"), a private equity investment fund resulting in net proceeds to the Company of $24.9 million. In addition, the Company issued a two-year warrant for the purchase of 549,279 shares of common stock also at $15.93 per share. All shares sold are subject to a one-year lock-up agreement from the date of closing. The Company has agreed to grant the General Atlantic Purchasers certain demand and "piggy back" registration rights starting one year from closing. No placement agent was used in the transaction. Proceeds will be used for operations, strategic acquisitions, the further development of our products and services, and other general corporate purposes. Additionally, in connection with the transaction, a general partner of GAP was appointed as a director to fill a vacancy on the Company's Board of Directors.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the quarter ended June 30, 2002, at the Company's annual meeting held on May 22, 2002, the shareholders approved the following resolutions:

       - ELECTION OF DIRECTORS. The following persons were elected to serve on the Board of Directors until the next annual meeting of the shareholders or until the election and qualification of their respective successors: Michael K. Hoover, Edwin M. Cooperman, Gerald B. Cramer, Michael S. Falk, Thomas E. Hodapp, Braden R. Kelly, and Eugene R. Terry. The total number of votes cast for directors was 3,085,357, and each director received between 3,080,588 and 3,080,721 votes in favor and between 4,636 and 4,769 votes withheld (including broker non-votes).

       - ADOPTION OF THE 2002 STOCK OPTION PLAN. The total number of votes cast for this proposal, which provides for the issuance of up to 600,000 shares of common stock upon the exercise of options by our employees, officers and directors effective May 22, 2002, was 1,972,487. Of these votes, 1,773,452 were in favor, 194,834 were against and 4,201 abstained.

       - RATIFICATION AND ADOPTION OF THE ISSUANCE OF SHARES OF COMMON STOCK UPON THE EXERCISE OF WARRANTS ISSUED IN CONNECTION WITH A PRIVATE PLACEMENT OF THE COMPANY'S COMMON STOCK. The total number of votes cast for this proposal, which allows General Atlantic Partners to own greater than 23.4% of the Company's outstanding stock as a result of the exercise, was 1,975,486. Of these votes, 1,936,675 were in favor, 34,482 were against and 4,329 abstained.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

               - 99.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

               - 99.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K:

             - April 5, 2002 - Report on closing on the sale of 1,569,366 shares of unregistered common stock of ProxyMed, Inc. and a warrant to purchase 549,279 shares of common stock of ProxyMed, Inc. to four companies affiliated with General Atlantic Partners, LLC, a private equity investment fund, previously disclosed in Form 8-K filed on March 29, 2002, including stock and warrant purchase agreement, form of common stock purchase warrant, form of registration rights agreement, and press release dated April 5, 2002 announcing the closing of the transaction.

             - April 24, 2002 - Report on first quarter and three months ended March 31, 2002 teleconference call held on April 24, 2002, including transcript thereon and press release dated April 24, 2002, pursuant to Regulation FD.

             - May 6, 2002 - Report on acquisition of all of the capital stock of KenCom Communications & Services, Inc. ("KenCom").

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PROXYMED, INC.
                                       (Registrant)



August 14, 2002                        /s/ Judson E. Schmid
---------------                        -----------------------------------------
    (Date)                             Judson E. Schmid
                                       Executive Vice President and
                                       Chief Financial Officer