Form 10-Q
period 2002-09-30
PROXYMED INC /FT LAUDERDALE/
filed 2002-11-13
CIK 906337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ______________________________

Commission file number: 000-22052

PROXYMED, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0202059

(State or other jurisdiction of incorporation or organization) Identification No.)	(I.R.S. Employer

2555 Davie Road, Suite 110, Fort Lauderdale, Florida	33317

(Address of principal executive offices)	(Zip Code)

(954) 473-1001

(Registrant’s telephone number)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.001 Par Value
6,741,772 Shares as of November 8, 2002

PART 1 — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS.

PROXYMED, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$24,052,300	$12,601,000
Accounts receivable — trade, net	7,675,200	5,588,800
Notes and other receivables	193,900	88,800
Inventory	2,979,400	3,351,100
Other current assets	514,700	330,600

Total current assets	35,415,500	21,960,300
Property and equipment, net	4,247,100	3,831,700
Goodwill, net	10,480,000	7,960,400
Other intangible assets, net	5,741,900	2,075,800
Other assets	252,100	53,300

Total assets	$56,136,600	$35,881,500

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable	$—	$7,000,000
Accounts payable and accrued expenses	5,870,400	5,344,600
Deferred revenue	405,800	222,300

Total current liabilities	6,276,200	12,566,900
Long-term deferred revenue and other long-term liabilities	307,400	442,100

Total liabilities	6,583,600	13,009,000

Stockholders’ equity:
Series C 7% Convertible preferred stock — $.01 par value. Authorized 300,000 shares; issued and outstanding 3,000 and 34,650 shares, respectively; liquidation preference $300,000 and $3,465,000, respectively	—	300
Common stock — $.001 par value. Authorized 13,333,333 shares; issued and outstanding 6,741,772 (after deducting 15,061 shares in treasury) and 4,894,433 shares, respectively	6,700	4,900
Additional paid-in capital	145,737,000	120,276,500
Accumulated deficit	(96,004,800)	(97,223,300)
Note receivable from stockholder	(185,900)	(185,900)

Total stockholders’ equity	49,553,000	22,872,500

Total liabilities and stockholders’ equity	$56,136,600	$35,881,500

The accompanying notes are an integral part of these consolidated financial statements

PROXYMED, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
Transaction fees, services and license fees	$7,396,800	$6,365,300	$20,863,700	$16,479,700
Communication devices, computer systems and other tangible goods	5,461,300	5,485,700	16,124,500	13,977,400

	12,858,100	11,851,000	36,988,200	30,457,100

Costs and expenses:
Cost of transaction fees, services and license fees	2,267,000	1,962,900	6,466,300	4,247,800
Cost of tangible goods	3,629,900	3,900,400	10,594,400	9,662,900
Selling, general and administrative expenses	5,893,100	5,233,400	17,327,300	15,921,100
Depreciation and amortization	744,500	1,419,900	1,897,000	6,722,100

	12,534,500	12,516,600	36,285,000	36,553,900

Operating income (loss)	323,600	(665,600)	703,200	(6,096,800)

Interest income (expense), net	136,000	(90,700)	250,800	(20,100)
Other income, net	264,500	—	264,500	—

Net income (loss)	724,100	(756,300)	1,218,500	(6,116,900)

Deemed dividends and other charges	—	3,563,000	611,700	8,219,400

Net income (loss) applicable to common shareholders	$724,100	$(4,319,300)	$606,800	$(14,336,300)

Per share data:
Basic net income (loss) per share:	$0.11	$(1.85)	$0.10	$(8.04)

Basic weighted average shares outstanding	6,741,772	2,339,700	6,178,441	1,783,637

Diluted net income (loss) per share:	$0.11	$(1.85)	$0.10	$(8.04)

Diluted weighted average shares outstanding	6,785,096	2,339,700	6,282,258	1,783,637

The accompanying notes are an integral part of these consolidated financial statements

PROXYMED, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$1,218,500	$(6,116,900)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,897,000	6,722,100
Provision for doubtful accounts	6,800	54,000
Provision for obsolete inventory	112,500	24,200
Compensatory stock options and warrants	—	433,300
Changes in assets and liabilities, net of effect of acquisitions:
Accounts and other receivables	(1,880,100)	(807,800)
Inventory	413,200	(1,119,200)
Prepaid expenses	(168,400)	(166,900)
Accounts payable and accrued expenses	(235,900)	1,689,400
Deferred revenue	83,800	(129,800)
Other, net	(47,700)	(52,100)

Net cash provided by operating activities	1,399,700	530,300

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(5,270,600)	(3,000,000)
Acquisition of assets	(700,000)	—
Purchase of short term investments	(15,000,000)	(3,000,000)
Redemption of short term investments	15,000,000	3,000,000
Capital expenditures	(1,395,400)	(783,800)
Capitalized software	(276,600)	—
Payments for acquisition-related costs	(23,000)	(42,400)

Net cash used in investing activities	(7,665,600)	(3,826,200)

Cash flows from financing activities:
Proceeds from stock offering, net	24,886,100	—
Payment of note payable related to acquisition of business	(7,000,000)	—
Dividends on preferred stock	—	(4,900)
Collections on notes receivable	18,300	34,200
Payment of note payable, capital leases and long-term debt	(187,200)	(126,200)

Net cash provided by (used in) financing activities	17,717,200	(96,900)

Net increase (decrease) in cash and cash equivalents	11,451,300	(3,392,800)
Cash and cash equivalents at beginning of period	12,601,000	8,841,100

Cash and cash equivalents at end of period	$24,052,300	$5,448,300

The accompanying notes are an integral part of these consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(1) Summary of Significant Accounting Policies

     (a)  Basis of Presentation — The accompanying unaudited consolidated financial statements of ProxyMed, Inc. and subsidiaries (“ProxyMed” or the “Company”) and the notes thereto have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

     The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

     In August 2001, our Board of Directors effected a 1-for-15 reverse stock split of the Company’s common stock, par value $.001 per share. All share and per share amounts have been restated to reflect this transaction.

     (b)  Revenue Recognition — Electronic transaction processing fee revenue is recorded in the period the service is rendered. Certain transaction fee revenue may be subject to revenue sharing or rebates per agreements with resellers, vendors or gateway partners and are recorded as gross revenues. Revenue from sales of software, software licenses, computer hardware and manufactured goods is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. The same criteria are applied to each element of multiple element arrangements after allocating the amounts paid to individual elements based on vendor-specific objective evidence of fair value. Revenue from certain up-front fees is amortized ratably over the expected life of the customer or contract. Revenue from hardware leases, network access and maintenance fees is recognized ratably over the applicable period.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

     (c)  Net Income (Loss) Per Share – Basic net income (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share reflects the potential dilution from the exercise or conversion of securities into common stock; however, 956,786 and 709,206 stock options and warrants outstanding for the three and nine months ended September 30, 2002, respectively, were excluded from the calculation of diluted net income per share because the exercise price of these options and warrants was greater than the average market price of the Company’s common stock during the periods. At September 30, 2001, there were 1,009,268 stock options and warrants outstanding, as well as 1,403,333 common shares issuable on the conversion of both Series B and Series C preferred stock that were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2001, respectively, because their effect was antidilutive.

     The following sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss) applicable to common shareholders	$724,100	$(4,319,300)	$606,800	$(14,336,300)

Common shares outstanding:
Weighted average common shares used in computing basic net income (loss) per share	6,741,772	2,339,700	6,178,441	1,783,637
Plus incremental shares from assumed conversions:
Convertible preferred stock	20,000	—	20,000	—
Stock options	6,857	—	19,297	—
Warrants	16,467	—	64,520	—

	43,324	—	103,817	—

Weighted average common shares used in computing diluted net income (loss) per share	6,785,096	2,339,700	6,282,258	1,783,637

Net income (loss) per common share:
Basic	$0.11	$(1.85)	$0.10	$(8.04)

Diluted	$0.11	$(1.85)	$0.10	$(8.04)

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

     (d)  New Accounting Pronouncements – In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. In addition, SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that SFAS No. 145 will have a material effect on its financial statements.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)”. SFAS No. 146 replaces Issue 94-3. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that SFAS No. 146 will have a material effect on its financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(2) Acquisitions of Businesses

     (a)  KenCom Communications & Services — In May 2002, the Company acquired all of the capital stock of KenCom Communications & Services, Inc. (“KenCom”), a privately-owned provider of laboratory communication solutions, for $3,275,000 in cash (of which $100,000 was withheld by the Company), 30,034 shares of unregistered ProxyMed common stock (valued at $600,000), and acquisition related costs of $49,000. The number of shares of common stock issued was based on the average of the closing prices of the Company’s common stock for the five days immediately preceding the closing. The Company will register these shares no later than one year after the closing. The shares of common stock (which are being held in escrow by the Company) and the $100,000 in cash are being held against any unknown liabilities, and if unused, will be released after one year and after six months from the closing, respectively.

     The acquisition was accounted for as a purchase and the purchase price was allocated as follows: current assets ($992,200, including of cash acquired of $304,400); property and equipment ($337,700); customer relationships ($1,690,000); purchased technology ($94,500); other long-term assets ($13,700); current liabilities ($796,700); and other long-term liabilities ($21,800). The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $1,614,400 was recorded as goodwill. The weighted average useful life of the customer relationships is approximately 9.5 years and the weighted average useful life of the purchased technology is 3 years. Additionally, the Company entered into 20-month employment agreements with the former owners of KenCom and one technical employee.

     As a result of the acquisition, ProxyMed strengthens its presence in the Northeast United States, enhances its ability to provide multiple offerings to the laboratory industry including penetration into the anatomical pathology laboratory market, and reaffirms its position as the nationwide leader of laboratory communication products and services. The Company also expects to recognize synergistic cost savings from the integration of KenCom’s operations into the Company’s Key Communications subsidiary. The results of KenCom’s operations have been included in the consolidated financial statements since May 1, 2002.

     (b)  MDIP — In August 2002, the Company acquired substantially all of the assets of MDIP, Inc. (“MDIP” and d/b/a Medical Data Insurance Processing), a privately-owned company providing UB92 institutional claims processing services for $2,400,000 in cash and acquisition related costs of $9,000.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

     The acquisition was accounted for as a purchase and the purchase price was allocated as follows: current assets ($19,500); property and equipment ($34,300); customer relationships ($1,150,000); and purchased technology ($300,000). The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $905,200 was recorded as goodwill. The weighted average useful life of the customer relationships is 7 years and the weighted average useful life of the purchased technology is 3 years. Additionally, the Company entered into 17-month employment agreements with the former owners of MDIP and one technical employee.

     As a result of the acquisition, ProxyMed significantly expands its capabilities for UB92 processing, and allows the Company to market institutional claims processing to its existing customers and to cross-sell expanded commercial claims services to MDIP’s current customer base. The results of this acquisition have been included in the consolidated financial statements since August 1, 2002.

     The following unaudited pro forma summary presents the consolidated results of operations of ProxyMed, MDIP and KenCom as if the acquisitions of these businesses had occurred at the beginning of 2001, including additional pro forma amortization of identifiable intangibles assets of $227,300 and $362,800 for the nine months ended September 30, 2002 and 2001, respectively. These pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place at those dates, or of results that may occur in the future.

	Nine Months Ended September 30,

	2002	2001

Revenues	$39,287,700	$34,261,400
Net income (loss) from continuing operations	$1,244,200	$(6,025,700)
Net income (loss) applicable to common shareholders	$632,500	$(14,245,100)
Basic and diluted net income (loss) per share of common stock	$0.10	$(7.85)

(3) Inventory

     Inventory consists of the following at September 30, 2002:

Materials, supplies and component parts	$2,365,000
Work in process	271,200
Finished goods	343,200

$2,979,400

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(4) Goodwill and Other Intangible Assets

     (a)  Goodwill – The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under SFAS No. 142, goodwill is reviewed at least annually for impairment. This adoption resulted in the reduction of approximately $808,000 of amortization relating to its existing goodwill each quarter, which would have otherwise been recorded through the first quarter of 2004. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a “fair value” methodology versus an undiscounted cash flow method required under previous accounting rules. Under the guidance for the transition period of this pronouncement, the Company completed the first step of the impairment test during the first quarter of 2002. The Company evaluated the fair values of its reporting units utilizing various valuation techniques including a market value analysis. Based on the results of this evaluation, no impairment was identified and the second step of the impairment test was not required to be performed.

     The changes in the carrying amounts of goodwill for the nine months ended September 30, 2002 by operating segment are as follows:

	Electronic
	healthcare	Laboratory
	transaction	communication
	processing	solutions	Total

Balance as of December 31, 2001	$7,430,700	$529,700	$7,960,400
Goodwill acquired during the period	905,200	1,614,400	2,519,600

Balance as of September 30, 2002	$8,335,900	$2,144,100	$10,480,000

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

     In accordance with SFAS No. 142, a reconciliation of the previously reported net income (loss) applicable to common shareholders and net income (loss) per share to the amounts adjusted for the exclusion of goodwill amortization, net of any related income tax effect, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Reported net income (loss) applicable to common shareholders	$724,100	$(4,319,300)	$606,800	$(14,336,300)
Goodwill amortization	—	893,200	—	3,744,200

Adjusted net loss applicable to common shareholders	$724,100	$(3,426,100)	$606,800	$(10,592,100)

Basic weighted average common shares outstanding	6,741,772	2,339,700	6,178,441	1,783,637

Basic net income (loss) per share of common stock:
Reported net income (loss) applicable to common shareholders	$0.11	$(1.85)	$0.10	$(8.04)
Goodwill amortization	—	0.39	—	2.10

Adjusted net income (loss) applicable to common shareholders	$0.11	$(1.46)	$0.10	$(5.94)

Diluted weighted average common shares outstanding	6,785,096	2,339,700	6,282,258	1,783,637

Diluted net income (loss) per share of common stock:
Reported net income (loss) applicable to common shareholders	$0.11	$(1.85)	$0.10	$(8.04)
Goodwill amortization	—	0.39	—	2.10

Adjusted net income (loss) applicable to common shareholders	$0.11	$(1.46)	$0.10	$(5.94)

     (b)  Other Intangible Assets — The carrying amounts of other intangible assets as of September 30, 2002 and December 31, 2001, by category, are as follows:

	September 30, 2002			December 31, 2001

	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Capitalized software	$913,900	$(552,000)	$361,900	$637,400	$(445,300)	$192,100
Purchased technology	3,126,400	(1,225,000)	$1,901,400	2,731,900	(1,024,500)	$1,707,400
Customer relationships	4,392,500	(913,900)	$3,478,600	852,500	(676,200)	$176,300

	$8,432,800	$(2,690,900)	$5,741,900	$4,221,800	$(2,146,000)	$2,075,800

     In mid-September 2002, the Company acquired the customer relationships and related Internet-based revenue stream from Claimsnet.com, a provider of claims processing services, for $700,000 cash.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

     Estimates of useful lives of other intangible assets are based on historical experience, the historical experience of the entity from which the intangible assets were acquired, the industry in which the Company operates, or on contractual terms. If indications arise that would materially affect these lives, an impairment charge may be required. Intangible assets are being amortized over their estimated useful lives as follows:

Estimated
useful lives

Capitalized software	3 years
Purchased technology	3 years
Customer relationships	4.6 — 10 years

     Amortization expense of other intangible assets was $261,500 and $153,000 for the three months ended September 30, 2002 and 2001, and $544,922 and $1,917,200 for the nine months ended September 30, 2002 and 2001, respectively.

     As of September 30, 2002, estimated future amortization expense of other intangible assets is as follows: $252,500 for the remaining quarter of 2002, $965,800 in 2003, $943,600 in 2004, $822,600 in 2005, $676,900 in 2006, and $644,900 in 2007.

(5) Debt Obligation

     In January 2002, the Company paid in full its $7 million promissory note related to its May 2001 acquisition of MDP Corporation.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(6) Equity Transactions

     (a)  Series C Preferred Conversion Offer — On December 13, 2001, the Company offered to convert its then outstanding Series C Preferred into shares of common stock at a reduced conversion price (the “Conversion Offer”). For a period of sixty days ending February 11, 2002, the holders of the Series C Preferred shares were able to convert such shares at a reduced conversion price of $13.05 per share instead of the original conversion price of $15.00. As of December 31, 2001, holders of 83.0% of the outstanding Series C Preferred had converted their shares into 1,296,126 shares of common stock and, as a result, the Company recorded a deemed dividend charge of $3,365,400 included in the net loss applicable to common shareholders in the fourth quarter of 2001. At the conclusion of the Conversion Offer on February 11, 2002, holders of 98.5% of the outstanding Series C Preferred had converted their shares into a total of 1,538,636 common shares. A deemed dividend charge of $611,700 was recorded in the first quarter of 2002 for conversions consummated after the 2001 year-end. As of June 30, 2002, there were 3,000 unconverted shares of Series C Preferred, which are convertible into 20,000 shares of common stock.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

     (b)  Sale of Common Stock — On April 5, 2002, the Company sold 1,569,366 shares of unregistered common stock at $15.93 per share (the “Primary Shares”) in a private placement to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., Gapstar, LLC, GAPCO GmbH & Co. KG. (the “General Atlantic Purchasers”), four companies affiliated with General Atlantic Partners, LLC (“GAP”), a private equity investment fund and received net proceeds of $24.9 million. In addition, the Company also issued two-year warrants for the purchase of 549,279 shares of common stock exercisable at $15.93 per share (the “GAP Warrants”). No placement agent was used in this transaction. The Company granted the General Atlantic Purchasers and certain of their transferees and affiliates certain demand and “piggy back” registration rights starting one year from closing. Additionally, in connection with the transaction, a general partner of GAP was appointed as a director to fill a vacancy on the Company’s Board of Directors.

     As a result of the purchase of the Primary Shares, the General Atlantic Purchasers own approximately 23.4% of the then outstanding shares of the Company’s common stock. At the Company’s Annual Meeting of Shareholders held on May 22, 2002, the shareholders of the Company approved that the GAP Warrants may be exercised at any time after April 5, 2003, and prior to April 5, 2004, pursuant to the original terms of the warrant.

     (c)  Stock Options – In January 2002, 40,000 vested stock options for three resigning directors were amended to allow for an extension of the exercise period through December 31, 2003.

     Additionally, in January 2002, the Company’s Board of Directors agreed to cancel up to 37,767 stock options with exercise prices ranging from $57.45 to $202.50 issued to current officers and employees of the Company with the intent of reissuing the same number of options in the future at the then current market price. In September 2002, the Company issued 36,867 stock options, including 25,366 to the Company’s chief financial officer and three senior executives, at an exercise price of $15.55 per share pursuant to this cancellation program.

     At the Company’s Annual Meeting of Shareholders held on May 22, 2002, the shareholders approved a new 2002 Stock Option Plan pursuant to which options to purchase 600,000 shares of common stock may be issued to employees, officers and directors.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

     Additionally, in May 2002, the Company’s outside directors were granted a total of 55,000 options at an exercise price of $20.20 to compensate the directors upon initial appointment to the board, re-election to the board, and participation in sub-committees. Option grants for initial appointment and subsequent re-election to the board vest equally over a three-year period. Options for participation in sub-committees vest in full after three years but may be accelerated to vest after each sub-committee meeting attended. Subsequent to September 30, 2002, 15,000 and 1,875 options with an exercise price of $12.54 were granted to a newly appointed outside director for initial appointment and sub-committee membership.

     In June 2002, the Company’s Board of Directors authorized the issuance of stock options to employees and officers of the Company as part of a structured retention and reward plan. Initially in June 2002, 47,267 options were granted at an exercise price of $17.36 per share. Included in these grants were a total of 25,000 options granted to the Company’s chairman/chief executive officer and president/chief operating officer. In September 2002, an additional 38,050 options were granted to other employees and officers at an exercise price of $15.55 per share, including 14,100 stock options to the Company’s chief financial officer and one other senior executive. In general, these options are for a ten-year term and vest equally over a three-year period.

     Also in June 2002, the Company’s Board of Directors authorized the issuance of a stock options to ProxyMed’s executive and senior management as part of their compensation plan for the 2002 year. As a result, 56,440 options were granted to the Company’s chairman/chief executive officer and president/chief operating officer at an exercise price of $17.36. In September 2002, 63,106 options were granted to the remaining executive and senior management at an exercise price of $15.55 per share. All of these options vest after five years and contain a clause that enables the accelerated vesting of a portion or all of the options if specific, pre-determined individual and company goals are met during the 2002 year.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues:
Electronic healthcare transaction processing	$5,735,400	$4,726,200	$16,345,000	$11,533,600
Laboratory communication devices and services	7,122,700	7,124,800	20,643,200	18,923,500

	$12,858,100	$11,851,000	$36,988,200	$30,457,100

Operating income (loss):
Electronic healthcare transaction processing	$204,100	$(1,014,600)	$253,000	$(6,208,400)
Laboratory communication devices and services	798,000	1,020,800	2,515,600	2,900,300
Corporate and consolidating	(678,500)	(671,800)	(2,065,400)	(2,788,700)

	$323,600	$(665,600)	$703,200	$(6,096,800)

	September 30,

	2002	2001

Total assets:
Electronic healthcare transaction processing	$17,782,600	$14,876,800
Laboratory communication devices and services	13,646,100	9,265,500
Corporate and consolidating	24,707,900	6,336,200

	$56,136,600	$30,478,500

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(8) Supplemental Disclosure of Cash Flow Information

	2002	2001

Common stock issued for payment of preferred stock dividends	$—	$1,196,900

Acquisition of businesses:
Common stock issued for business acquired	600,000	—
Debt issued for business acquired	—	7,000,000
Amounts withheld from cash paid	100,000	—
Other acquisition costs	58,000	30,300
Details of acquisition:
Working capital components, including cash acquired	(215,000)	(303,100)
Property and equipment	(372,000)	(165,000)
Goodwill	(2,519,600)	(9,558,400)
Intangibles assets acquired:
Customer Relationships	(2,840,000)	—
Purchased Technology	(394,500)	—
Other, net	8,100	(3,800)

	(5,575,000)	(3,000,000)
Cash acquired in acquisitions	304,400	—

Net cash used in acquisitions	$(5,270,600)	$(3,000,000)

(9) Income Taxes

     As of September 30, 2002 the Company had a net deferred tax asset of approximately $33.7 million, which was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly, if during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

(10) Other

     In September 2002, the Company favorably settled a contract dispute in the amount of $325,000. The settlement resulted in the issuance of a promissory note, which was recorded at its present value of $298,800. The present value of the promissory note, less legal expenses of $34,300, was reported as other income. Under the terms of the promissory note, payments of $25,000 will be made each quarter over the next 3 years, starting immediately.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

General

     ProxyMed is an electronic healthcare transaction processing services company providing connectivity services and related value-added products to physicians, payers, medical laboratories, pharmacies, and other healthcare providers. Our electronic transaction processing services support a broad range of both financial and clinical transactions. To facilitate these services, we operate ProxyNet®, our secure, proprietary national electronic information network, which provides physicians and other healthcare providers with direct connectivity to one of the industry’s largest group of payers, the largest group of clinical laboratories, and the largest group of chain and independent pharmacies. Our products and services are currently provided from our main operating facilities located in Fort Lauderdale, Florida; New Albany, Indiana; Santa Ana, California; Atlanta, Georgia; and Sioux Falls, South Dakota.

     We operate in two reportable segments, which are separately managed: Electronic healthcare transaction processing and Laboratory communication solutions. Electronic healthcare transaction processing includes transaction and value-added services principally between physicians and insurance companies (Payer Services) and physicians and pharmacies (Prescription Services); and Laboratory communication solutions includes the sale, lease and service of communication devices principally to laboratories and the contract manufacturing of printed circuit boards (Laboratory Services).

     Our business strategy is to leverage our leadership position in connectivity services in order to establish ProxyMed as the premier provider of automated financial, clinical and administrative transaction services primarily between small physician offices (offices with one to nine physicians) and payers, clinical laboratories and pharmacies. Through strategic relationships and partnerships with front-end solutions providers, our goal is to drive more healthcare transactions through ProxyNet while remaining neutral in the battle for the physician’s desktop. Additionally, since we have a substantial existing customer base of physicians and other healthcare providers, we believe that there are opportunities to increase revenues by cross-selling our existing products and services to these current customers, as well as revenue opportunities from the development of new services from our development efforts, including Internet-based transaction services, and from opportunities afforded by the Health Insurance Portability and Accountability Act of 1996, as amended (known as HIPAA) as it relates to privacy, security and education. We remain committed to developing additional capabilities and value-added products and services for our back-end connectivity network.

     To facilitate our ability to fund our internal and strategic growth plans, on April 5, 2002, we sold 1,569,366 shares of unregistered common stock at $15.93 per share, including a two-year warrant for the purchase of 549,279 shares of common stock also at $15.93 per share, in a private placement to four entities affiliated with General Atlantic Partners, LLC (“GAP”), a private equity investment fund, resulting in net proceeds to us of $24.9 million. No placement agent was used in the transaction and we granted the GAP entities certain demand and “piggy back” registration rights starting one year from closing. Additionally, in connection with the transaction, a general partner of GAP was appointed as a director to fill a vacancy on our Board of Directors.

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

     Our first strategic acquisition was completed in May 2002 with the purchase of KenCom Communications & Services, Inc. (“KenCom”), a provider of laboratory communication solutions, for $3,275,000 in cash and 30,034 shares of our common stock (valued at $600,000), and acquisition related costs of $49,000. As a result of our acquisition, we strengthen our presence in the Northeast United States, enhance our ability to provide multiple offerings to the laboratory industry including penetration into the anatomical pathology laboratory market, and reaffirm our position as the nationwide leader of laboratory communication products and services. We also expect to recognize synergistic cost savings from the integration of KenCom’s operations into our Key Communications subsidiary. The results of KenCom’s operations have been included in our consolidated financial statements since May 1, 2002.

     In August 2002, we acquired substantially all of the assets of MDIP, Inc. (d/b/a Medical Data Insurance Processing and “MDIP”), a privately-held company providing UB92 institutional claims processing, for $2.4 million in cash, and acquisition related costs of $9,000. As a result of our acquisition, we significantly expand our capabilities for UB92 processing, and allow ourselves to market institutional claims processing to our existing customers and to cross-sell expanded commercial claims services to MDIP’s current customer base. The results of this acquisition have been included in our consolidated financial statements since August 1, 2002.

     Most recently, in mid-September 2002, we acquired the Internet-based customer relationships and associated revenue streams from Claimsnet.com, a publicly-held provider of claims processing services, for $700,000.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001.

     Net Revenues. Consolidated net revenues for the three months ended September 30, 2002 increased by $1,007,100, or 8%, to $12,858,100 from consolidated net revenues of $11,851,000 for the three months ended September 30, 2001. Net revenues classified by our reportable segments are as follows:

	Three Months Ended September 30,

	2002	2001

Electronic healthcare transaction processing	$5,735,400	$4,726,200
Laboratory communication solutions	7,122,700	7,124,800

	$12,858,100	$11,851,000

     Electronic healthcare transaction processing segment net revenues increased by 21% primarily due to a 24% increase in the number of total electronic clinical and financial healthcare transactions processed through ProxyNet, from 23.6 million transactions in the third quarter of 2001 to 29.2 million transactions in the third quarter of 2002. The 2002 period includes 1.2 million transactions representing approximately $323,000 of new revenue from our acquisitions of MDIP and Claimsnet.com assets, or 22% of the total transaction growth between the periods presented. Core transaction growth is up 32% from the 2001 period. A summary of the number of transactions we processed for the periods presented is as follows:

	Three Months Ended September 30,

	2002	2001

Core transactions	21,995,800	16,724,200
Acquired transactions (from 2002 acquisitions)	1,216,000	—
Encounters	5,977,400	6,870,700

Total transactions	29,189,200	23,594,900

     “Core” transactions represent all transactions except for encounters and transactions acquired in the current period; “Acquired” transactions represent those from our current period acquisitions; and “Encounters” are an administrative reporting transaction for payers but do not generate revenue for the provider who must submit them. Accordingly, rather than submitting on a routine basis, most providers choose to periodically “catch up” on their submissions, creating monthly and quarterly swings in both the number of encounters we process and what percentage of our transaction mix they represent. Since encounters are at a significantly lower price point than claims, these swings make it difficult to easily analyze our quarter-over-quarter growth in our core business. In addition, we do not expect our encounter volume to grow on an annual basis, as payers are not expanding the capitated service model that is the foundation of encounters. Therefore, we believe that breaking out encounters shows more clearly our growth in core transactions, which are the growth engine for our Electronic healthcare transaction services segment. Additionally, because of rapid integration, we are only able to report on the results of our acquisitions in the quarter they occur. We are currently on an annualized run rate of almost 119 million total transactions.

     For the 2002 period, approximately 45% of our revenues came from our Electronic healthcare transaction processing segment, whereas only 40% was from this segment for the 2001 period. We currently have approximately 70,000 physicians directly contracted for our transaction processing services with another 56,300 contracted through our business partners. Currently, the number of transaction-based services utilized per physician is approximately 2.05, up from 1.3 services per physician for the third quarter of 2001. For the remainder of 2002 and beyond, it is anticipated that our greatest growth will come from this segment.

     Laboratory communication solutions segment net revenues remained flat between the periods presented.

     Cost of sales. Consolidated cost of sales decreased 4% as a percentage of net revenues to 46% for the three months ended September 30, 2002 from 50% for the 2001 period. Cost of sales classified by our reportable segments is as follows:

	Three Months Ended September 30,

	2002	2001

Electronic healthcare transaction processing	$2,250,000	$1,964,000
Laboratory communication solutions	3,646,900	3,899,300

	$5,896,900	$5,863,300

     Cost of sales in the Electronic healthcare transaction processing segment consists of transaction fees, services and license fees (including third-party electronic transaction processing costs), certain telecommunication costs, revenue sharing and rebate arrangements with our business partners, third-party database licenses, and certain labor and travel expenses. Cost of sales as a percentage of revenues decreased by three percentage points to 39% for the three months ended September 30, 2002 from 42% for the 2001 period primarily due to the change in mix of transaction type between the periods from lower priced encounters to other higher priced financial transactions, such as claims.

     Cost of sales in the Laboratory communication solutions segment includes hardware, third-party software, and consumable materials. Cost of sales as a percentage of revenues decreased by four percentage points to 51% for three months ended September 30, 2002 from 55% for the 2001 period primarily as a result of sales of ClinScan source code licenses during the 2002 period.

     Selling, General and Administrative Expenses. Consolidated SG&A for the three months ended September 30, 2002 increased by $659,700, or 13%, to $5,893,100 from consolidated SG&A of $5,233,400 for the three months ended September 30, 2001. Consolidated SG&A expenses as a percentage of consolidated net revenues increased to 46% in the 2002 period compared to 44% in the same period last year. SG&A expenses classified by our reportable segments are as follows:

	Three Months Ended September 30,

	2002	2001

Electronic healthcare transaction processing	$2,864,800	$2,555,500
Laboratory communication solutions	2,400,400	2,067,900
Corporate	627,900	610,000

	$5,893,100	$5,233,400

     Electronic healthcare transaction processing segment SG&A expenses for the 2002 period increased 12% over the same period last year primarily due to adding associates in our Payer Services sales and marketing teams to drive our core revenue growth, adding personnel in our technical and development areas as it relates to our

HIPAA compliance efforts, and incremental expenses incurred at our South Dakota operations as a result of our acquisition of MDIP. We anticipate that SG&A expenses in this segment will grow slightly for the remainder of 2002 as we add implementation and support personnel to pull through an increased number of contracts signed and technical staff to ready our networks, processing platforms, customers and partners for HIPAA. Segment SG&A expenses as a percentage of segment net revenues decreased to 50% in the 2002 period compared to 54% in the same period last year due the operational leverage inherent in the business. As we increase the number of transactions we process, we do not experience a direct correlation in our costs due to the semi-fixed nature of operating expenses in this segment.

     Laboratory communication solutions segment SG&A expenses in the 2002 period increased by 16% over the same period last year primarily due to incremental expenses incurred for the May 2002 acquisition and operations of KenCom plus increases in contract manufacturing personnel. As a result, segment SG&A expenses as a percentage of segment net revenues increased to 34% in the 2002 period compared to 29% in the same period last year.

     Corporate SG&A expenses increased 3% in 2002 over the same period last year primarily due to increases in payroll and related expenses in the 2002 period.

     Depreciation and Amortization. Consolidated depreciation and amortization decreased by $675,400 to $744,500 for the three months ended September 30, 2002 from $1,419,900 for the three months ended September 30, 2001. This decrease was primarily from a reduction in amortization expense due to the conclusion of amortization of certain intangible assets in 2001 related to prior acquisitions in our Electronic healthcare transaction processing segment and to the adoption of SFAS No. 142 on January 1, 2002, offset by amortization of identifiable intangible assets (other than goodwill) related to the acquisitions of KenCom, MDIP, and the Claimsnet.com assets. Amortization expense related to these acquisitions is expected to be approximately $146,000 per quarter through the first quarter of 2005. Depreciation and amortization classified by our reportable segments is as follows:

	Three Months Ended September 30,

	2002	2001

Electronic healthcare transaction processing	$416,500	$1,221,300
Laboratory communication solutions	277,400	136,800
Corporate	50,600	61,800

	$744,500	$1,419,900

     Operating Income (Loss). As a result of the foregoing, consolidated operating income for the three months ended September 30, 2002 was $323,600 compared to an operating loss of $665,600 for the three months ended September 30, 2001. Operating income classified by our reportable segments is as follows:

	Three Months Ended September 30,

	2002	2001

Electronic healthcare transaction processing	$204,100	$(1,014,600)
Laboratory communication solutions	798,000	1,020,800
Corporate	(678,500)	(671,800)

	$323,600	$(665,600)

     Interest, net. Consolidated net interest income for the three months ended September 30, 2002 was $136,000 compared to net interest expense of $90,700 for the three months ended September 30, 2001. This net increase is primarily due to higher cash balances as a result of our investment from GAP in April 2002, although effective interest rates are lower in the 2002 period compared to the 2001 period on the cash invested.

     Net Income (Loss). As a result of the foregoing, consolidated net income for the three months ended September 30, 2002 was $724,100 compared to a net loss of $756,300 for the three months ended September 30, 2001.

     Deemed Dividends and Other Charges. There were no dividend and other charges incurred in the three months ended September 30, 2002. For the three months ended September 30, 2001, we incurred total deemed dividend and other charges of $3,563,000 primarily as a result of non-cash accounting charges from the exchange of 1,409,297 warrants into 1,048,639 shares of common stock by our Series C preferred shareholders in August 2001, and quarterly dividends paid to our Series C preferred shareholders through the issuance of shares of common stock in October 2001 and throughout the quarter from conversions of Series C preferred stock into common stock.

     Net Income (Loss) Applicable to Common Shareholders. As a result of the foregoing, we reported a net income applicable to common shareholders of $724,100 for the three months ended September 30, 2002 compared to a net loss applicable to common shareholders of $4,319,300 for the three months ended September 30, 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001.

     Net Revenues. Consolidated net revenues for the nine months ended September 30, 2002 increased by $6,531,100, or 21%, to $36,988,200 from consolidated net revenues of $30,457,100 for the nine months ended September 30, 2001. Net revenues classified by our reportable segments are as follows:

	Nine Months Ended September 30,

	2002	2001

Electronic healthcare transaction processing	$16,345,000	$11,533,600
Laboratory communication solutions	20,643,200	18,923,500

	$36,988,200	$30,457,100

     Electronic healthcare transaction processing segment net revenues increased by 42% primarily due to a 37% increase in the number of electronic clinical and financial healthcare transactions processed through ProxyNet from 61.5 million transactions in the 2001 period to 84.1 million transactions in 2002. The 2002 period includes 1.2 million transactions representing approximately $323,000 of new revenue from our acquisitions of MDIP and Claimsnet.com assets, or 5% of the total transaction growth between the periods presented. Core transaction growth is up 54% from the 2001 period. A summary of the number of transactions we processed for the periods presented is as follows:

	Nine Months Ended September 30,

	2002	2001

Core transactions	63,371,700	41,250,300
Acquired transactions (from 2002 acquisitions)	1,216,000	—
Encounters	19,473,400	20,223,100

Total transactions	84,061,100	61,473,400

     For the 2002 period, approximately 44% of our revenues came from our Electronic healthcare transaction processing segment, whereas only 38% was from this segment for the 2001 period.

     Laboratory communication solutions segment net revenues increased by 9% primarily due to the acquisition of KenCom and an increase in contract manufacturing revenues, offset by decreases in sales and leases of communication devices, and field service revenues.

     Cost of sales. Consolidated cost of sales remained constant as a percentage of net revenues at 46% for the nine months ended September 30, 2002 and 2001. Cost of sales classified by our reportable segments is as follows:

	Nine Months Ended September 30,

	2002	2001

Electronic healthcare transaction processing	$6,449,200	$4,249,900
Laboratory communication solutions	10,611,500	9,660,800

	$17,060,700	$13,910,700

     Cost of sales in the Electronic healthcare transaction processing segment consists of transaction fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication costs, revenue sharing and rebate arrangements with our business partners, third-party database licenses, and certain labor and travel expenses. Cost of sales as a percentage of revenues increased to 39% in the 2002 period compared to 37% in the same period last year primarily as a result of our acquisition of MDP in May 2001. The acquisition of MDP provided us with statement processing services that typically have a higher cost of sales compared to the traditional financial transactions that we offer.

     Cost of sales in the Laboratory communication solutions segment includes hardware, third-party software, and consumable materials. Cost of sales remained constant as a percentage of net revenues at 51% for the nine months ended September 30, 2002 and 2001.

     Selling, General and Administrative Expenses. Consolidated SG&A for the nine months ended September 30, 2002 increased by $1,406,200, or 9%, to $17,327,300 from consolidated SG&A of $15,921,100 for the nine months ended September 30, 2001. Consolidated SG&A expenses as a percentage of consolidated revenues decreased to 47% in the 2002 period compared to 52% in the same period last year. SG&A expenses classified by our reportable segments are as follows:

	Nine Months Ended September 30,

	2002	2001

Electronic healthcare transaction processing	$8,498,600	$7,440,000
Laboratory communication solutions	6,915,000	5,959,700
Corporate	1,913,700	2,521,400

	$17,327,300	$15,921,100

     Electronic healthcare transaction processing segment SG&A expenses for the 2002 period increased 14% over the same period last year primarily due to adding associates in our Payer Services transaction business sales and marketing teams to drive our core revenue growth and in our technical and development areas as it relates to our HIPAA compliance efforts, and incremental expenses incurred at our South Dakota operations as a result of our acquisition of MDIP. These increases were offset by the capitalization of payroll and other costs for HIPAA and private label software projects in the 2002 period. We anticipate that SG&A expenses in this segment will grow slightly for the remainder of 2002 as we add implementation and support personnel to pull through an increased number of contracts signed, and technical staff to ready our networks, processing platforms, customers and partners for HIPAA. Segment SG&A expenses as a percentage of segment net revenues decreased to 52% in the 2002 period compared to 65% in the same period last year due to the operational leverage inherent in the business. As we increase the number of transactions we process, we do not experience a direct correlation in our costs due to the semi-fixed nature of operating expenses in this segment.

     Laboratory communication solutions segment SG&A expenses in the 2002 period increased by 16% over the same period last year primarily due to incremental expenses incurred for the May 2002 acquisition and operations of KenCom plus increases in contract manufacturing personnel. As a result, segment SG&A expenses as a percentage of segment net revenues increased to 33% in the 2002 period compared to 31% in the same period last year.

     Corporate SG&A expenses decreased 24% in 2002 over the same period last year primarily due to the non-cash compensatory warrants and the additional accrual recorded for our software licensing contingency in the 2001 period.

     Depreciation and Amortization. Consolidated depreciation and amortization decreased by $4,825,100 to $1,897,000 for the nine months ended September 30, 2002 from $6,052,100 for the nine months ended September 30, 2001. This decrease was primarily from a reduction in amortization expense due to the conclusion of amortization of certain intangible assets in 2001 related to prior acquisitions in our Electronic healthcare transaction processing segment and the adoption of SFAS No. 142 on January 1, 2002, offset by amortization of identifiable intangible assets (other than goodwill) related to the acquisitions of KenCom, MDIP, and the Claimsnet.com assets. Amortization expense related to these acquisitions is expected to be approximately $146,000 per quarter through the first quarter of 2005. Depreciation and amortization classified by our reportable segments is as follows:

	Nine Months Ended September 30,

	2002	2001

Electronic healthcare transaction processing	$1,144,200	$6,052,100
Laboratory communication solutions	601,100	402,700
Corporate	151,700	267,300

	$1,897,000	$6,722,100

     Operating Income (Loss). As a result of the foregoing, consolidated operating income for the nine months ended September 30, 2002 was $703,200 compared to a loss of $6,096,800 for the nine months ended September 30, 2001. Operating income classified by our reportable segments is as follows:

	Nine Months Ended September 30,

	2002	2001

Electronic healthcare transaction processing	$253,000	$(6,208,400)
Laboratory communication solutions	2,515,600	2,900,300
Corporate	(2,065,400)	(2,788,700)

	$703,200	$(6,096,800)

     Interest, net. Consolidated net interest income for the nine months ended September 30, 2002 was $250,800 compared to net interest expense of $20,100 for the nine months ended September 30, 2001. This net increase is primarily due to higher cash balances as a result of our investment from GAP in April 2002, although effective interest rates are lower in the 2002 period compared to the 2001 period on the cash invested.

     Net Income (Loss). As a result of the foregoing, consolidated net income for the nine months ended September 30, 2002 was $1,218,500 compared to a net loss of $6,116,900 for the nine months ended September 30, 2001.

     Deemed Dividends and Other Charges. We incurred deemed dividends and other charges of $611,700 for the nine months ended September 30, 2002 as a result of non-cash accounting charges for the conversion of 31,650 preferred shares into 242,510 shares of common stock by our Series C preferred shareholders in 2002 pursuant to our offer to convert their shares commencing in December 2001. For the nine months ended September 30, 2001, we incurred total deemed dividend and other charges of $8,219,400 primarily as a result of non-cash accounting charges from the anti-dilution reset in number and price of certain warrants issued to our Series B preferred shareholders in February 2001, non-cash accounting charges from the exchange of 271,700 warrants into 218,828 shares of common stock by our Series B preferred shareholders in April 2001, non-cash accounting charges from the exchange of 1,409,297 warrants into 1,048,639 shares of common stock by our Series C preferred shareholders in August 2001, and dividends paid to our Series C preferred shareholders through the issuance of shares of common stock and from conversions of Series C preferred stock into common stock.

     Net Income (Loss) Applicable to Common Shareholders. As a result of the foregoing, we reported a net income applicable to common shareholders of $606,800 for the nine months ended September 30, 2002 compared to a net loss applicable to common shareholders of $14,336,300 for the nine months ended September 30, 2001.

Liquidity and Capital Resources

     In the nine month period ended September 30, 2002 cash provided by operating activities totaled $1,399,700. During this period, we paid $2,870,600 ($3,275,000 cash price less $100,000 withheld and $304,400 cash acquired) for our acquisition of KenCom; we paid $2,400,000 for our acquisition of MDIP; paid $700,000 for our acquisition of customer relationships from Claimsnet.com; paid in full our $7,000,000 promissory note for our acquisition of MDP, and paid $1,672,000 for fixed assets and capitalized software. These activities were principally financed through a private placement of our common stock valued at $25,025,000 (resulting in net proceeds to us of $24,886,100) in April 2002 and available cash resources. After these activities, we had cash and cash equivalents totaling $24,052,300 as of September 30, 2002. These available funds will be used for operations, strategic acquisitions, the further development of our products and services, and other general corporate purposes. We continue to evaluate other acquisition opportunities and strategic alternatives that may add synergies to our product offerings and business strategy.

     Additionally in September 2002, we settled a contract dispute in our favor in the amount of $325,000. The settlement resulted in the issuance of a promissory note, which was recorded at its present value of $298,800. The present value of the promissory note, less legal expenses of $34,300, was reported as other income. Under the terms of the promissory note, payments of $25,000 will be made each quarter over the next 3 years, starting immediately.

     At the current time, we do not have any material commitments for capital expenditures except for approximately $500,000 that is committed evenly over the next three years related to the licensing of software for use in our internal systems. In April 2002, we paid $166,700 towards this commitment. Additionally, we have forecasted approximately $500,000 for other capital expenditures and capitalized software for the remainder of 2002 as it relates to the continuation of our HIPAA compliance, co-location of our production networks to a third-party site, and other infrastructure requirements. We may adjust our expenditure spending levels up or down accordingly.

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

     Revenue Recognition – Electronic transaction processing fee and monthly service revenues are recorded in the period the service is rendered. Certain transaction revenues generated from our resellers, vendors and gateway partners are subject to revenue sharing and rebate arrangements and are recorded as gross revenues. Revenue from certain up-front development and connectivity fees is amortized ratably over the expected life of the customer. Revenue from hardware leases, network access and maintenance fees is recognized ratably over the applicable period. Revenue from sales of software, software licenses, computer hardware and manufactured goods is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. The same criteria are applied to each element of multiple element arrangements after allocating the amounts paid to individual elements based on vendor-specific objective evidence of fair value. Because we rely primarily on customer purchase orders in our Laboratory communication solutions business, revenues may fluctuate from period to period. Additionally, revenues in our Electronic Healthcare Transaction business, which are primarily based on recurring revenue streams, may also fluctuate from period to period depending upon the mix of transactions between lower-priced encounters and other financial transactions.

     Goodwill – Goodwill is generated from the excess of the cost of a business acquired over the fair market value of its identifiable assets. We adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is reviewed at least annually for impairment. This adoption resulted in the reduction of approximately $808,000 of amortization relating to our existing goodwill each quarter, which would have otherwise been recorded through the first quarter of 2004. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a “fair value” methodology versus an undiscounted cash flow method required under previous accounting rules. Under the guidance for the transition period of this pronouncement, we completed the first step of the impairment test during the first quarter of 2002. We evaluated the fair values of our reporting units utilizing various valuation techniques including a market value analysis. Based on the results of this evaluation, no impairment was identified and the second step of the impairment test was not required to be performed.

     Lives of Intangible Assets – As a result of our acquisitions, we acquired identifiable intangible assets that are required to be amortized over their estimated useful lives. Our estimates of useful lives are based our historical experience, the historical experience of the entity from which the intangible assets were acquired, the industry in which we operate, or on contractual terms. If indications arise that would materially affect these lives, an impairment charge may be required.

     Capitalized Software Development and Research and Development – Costs incurred internally and fees paid to outside contractors and consultants in the development of our externally and internally used software products are expensed as incurred as research and development expenses (which are included in selling, general and administrative expenses) until reaching technological feasibility. At that time, any future costs are properly capitalized and ultimately amortized over the remaining estimated economic life of the product on a product-by-product basis. Our judgment is used in determining whether costs meet the criteria for immediate expensing or capitalization. We periodically review projected cash flows and other criteria in assessing the impairment of any capitalized software and take impairment charges as needed.

     Equity Transactions – Over the past two years, we have engaged in various equity transactions. These transactions were first aimed at providing capital to continue to operate and grow our business and then became a critical step aimed at simplifying our capital structure. These transactions were complex and required the application of various accounting rules and standards that have resulted in significant cash and non-cash charges reflected primarily as deemed dividend charges included in those periods reflecting a net loss applicable to common shareholders.

     Bad Debt Estimates – We rely on estimates to determine the bad debt expense and the adequacy of the reserve for doubtful accounts receivable. These estimates are based on our historical experience and the industry in which we operate. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

New Accounting Pronouncements

     In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. In addition, SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. We do not anticipate that SFAS No. 145 will have a material effect on our financial statements.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)”. SFAS No. 146 replaces Issue 94-3. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not anticipate that SFAS No. 146 will have a material effect on our financial statements.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

     This document contains forward-looking statements that reflect our current assumptions and expectations regarding future events. While these statements reflect our current judgment, they are subject to risks and uncertainties. Actual results may differ significantly from projected results due to a number of factors, including, but not limited to, the soundness of our business strategies relative to the perceived market opportunities; our ability to identify suitable acquisition candidates; our ability to integrate any future acquisitions into our existing operations; our ability to successfully develop, market, sell, cross-sell, install and upgrade our clinical and financial transaction services and applications to new and current physicians, payers, medical laboratories and pharmacies; our ability to compete effectively on price and support services; our interpretation of HIPAA and our ability to comply with the associated rules and regulations; our assessment of the healthcare industry’s need, desire and ability to become technology efficient; and our ability and that of our business associates to comply with various government rules regarding healthcare information and patient privacy. These and other risk factors are more fully discussed in the Risk Factors disclosure in our Form 10-K for the year ended December 31, 2001 and our other filings with the Securities and Exchange Commission, which we strongly urge you to read. We expressly disclaim any intent or obligation to update any forward-looking statements. When used in this document, the words “believes”, “estimated”, “expects”, “anticipates”, “may” and similar expressions are intended to identify forward-looking statements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

     Within ninety (90) days prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective in timely bringing to their attention material information related to ProxyMed required to be included in our reports filed with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the most recent evaluation.

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

-	99.1 – Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-	99.2 – Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K:

-	July 29, 2002 – Report on second quarter and six months ended June 30, 2002 teleconference call held on July 24, 2002, including transcript thereon and press release dated July 23, 2002, pursuant to Regulation FD.

-	August 1, 2002 – Report on acquisition of substantially all of the assets of MDIP, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProxyMed, Inc.

Date: November 12, 2002	By: /s/ Michael K. Hoover

Michael K. Hoover Chief Executive Officer

Date: November 12, 2002	By: /s/ Judson E. Schmid

Judson E. Schmid Chief Financial Officer

CERTIFICATIONS

I, Michael K. Hoover, Chief Executive Officer of ProxyMed, Inc., certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of ProxyMed, Inc.

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Michael K. Hoover

Michael K. Hoover
Chief Executive Officer

CERTIFICATIONS

I, Judson E. Schmid, Chief Financial Officer of ProxyMed, Inc., certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of ProxyMed, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Judson E. Schmid

Judson E. Schmid
Chief Financial Officer