Form 10-K
period 2002-12-31
PROXYMED INC /FT LAUDERDALE/
filed 2003-04-15
CIK 906337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number 000-22052

PROXYMED, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0202059

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2555 Davie Road, Suite 110, Fort Lauderdale, Florida 33317-7424

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (954) 473-1001

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act:

Common Stock, $.001 Par Value

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐   No

     Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed using $7.60 per share, the closing price of the registrant’s common stock on the Nasdaq National Market on March 28, 2003, was $28,070,472.

     As of March 28, 2003, 6,782,938 shares of the registrant’s common stock were issued and outstanding.

     Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on or about May 20, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. OUR BUSINESS

     ProxyMed, Inc., incorporated in Florida in 1989, is an electronic healthcare transaction processing services company providing connectivity services and related value-add products to physician offices, payers, medical laboratories, pharmacies and other healthcare institutions. Unlike our competitors, we maintain an open electronic network for electronic transactions with no equity ownership in businesses engaged in the front-end (i.e., physician practice management software system vendors and other physician desk top vendors) or in the back-end (i.e., payers, laboratories and pharmacies). Our business strategy is to leverage our leadership position in connectivity services in order to establish ProxyMed as the premier provider of automated financial, clinical, and administrative transaction services primarily between small physician offices (offices with one to nine physicians) and payers, clinical laboratories and pharmacies. With our neutral position, we believe that we can better attract both front-end and back-end partners who may be more comfortable doing business with a non-competitive partner.

     Our electronic transaction processing services support a broad range of financial, clinical, and administrative transactions. To facilitate these services, we operate ProxyNet, our secure, proprietary national electronic information network, which provides physicians and other healthcare providers with connectivity to one of the industry’s largest group of insurance companies and managed care payers, the largest group of clinical laboratories, and the largest group of chain and independent pharmacies. Our products and services are provided from our operational facilities located in Fort Lauderdale, Florida; New Albany, Indiana; Santa Ana, California; Norcross, Georgia; and Sioux Falls, South Dakota. We also maintain offices in San Diego, California and Richmond, Virginia. We operate our clinical computer networks and portions of our financial and real time production computer networks from a secure, third-party co-location site in Atlanta, Georgia. All of our revenues are generated domestically.

     According to industry analysts, the healthcare marketplace was over a $1.4 trillion industry in 2001, with 600,000 physicians controlling over 80% of the spending. The healthcare industry is one of the most transaction oriented industries in the country and generates over 30 billion financial and clinical transactions each year, including new prescription orders, refill authorizations, laboratory orders and results, medical insurance claims, insurance eligibility inquiries, encounter notifications, and referral requests and authorizations. Even with healthcare information technology spending at $22 billion per year and growing at rates of 10% to 20% annually, we believe that the healthcare industry’s use of technology lags behind many other transaction-intensive industries, with the vast majority of these healthcare transactions being performed manually and on paper.

     For physician offices, payers, laboratories and pharmacies to meet the financial, clinical, and administrative demands of an evolving managed care system, we believe that participants in the healthcare system will need to process many of these types of transactions electronically. In fact, under new legislation known as HIPAA (see Healthcare and Privacy Related Legislation below) eight major transaction types, including claims, eligibility inquiries and claims status inquiries, are generally required to be conducted electronically after October 16, 2003. Due to the number of participants, the challenges of meeting HIPAA requirements and the complexity of establishing reliable and secure communication networks, the healthcare industry needs companies such as ProxyMed with its secure, proprietary systems to facilitate the processing of these transactions, its extensive connectivity to back-end healthcare institutions, and its ability to market to the underserved niche of small physician office practices.

Acquisition of MedUnite

     On December 31, 2002, we acquired all of the outstanding stock of MedUnite, Inc. (“MedUnite”) for $10,000,000 in cash, $13,400,000 in 4% convertible promissory notes, and $8,321,000 in transaction and exit related costs. Interest on the convertible notes is payable in cash on a quarterly basis. The convertible promissory notes are payable in full on December 31, 2008 and are convertible into an aggregate of 731,322 shares of our common stock if the founders of MedUnite achieve certain revenue-based triggers over the next three and one-half year period. The shares of our common stock issuable upon conversion of the convertible notes will be registered by us promptly after a stockholder achieves a conversion trigger event. If and when these notes become convertible, we will record a beneficial conversion charge in operations to the extent that the fair market value of the common stock is in excess of the conversion price.

     MedUnite was founded in November 2000 by seven of the nation’s leading health insurers —Aetna, Anthem, CIGNA, Health Net, Inc., Oxford Health Plans, PacifiCare Health Systems, and Wellpoint Health Network — and its technology includes one of the industry’s largest Internet-based real time transaction networks, in addition to electronic data interchange (EDI) based processes. Exiting 2002, MedUnite’s legacy claims platform, which was acquired from NDCHealth Corporation (“NDC”) in 2001, was annually processing over 85 million transactions with approximately 4.7 million real-time transactions processed by MedUnite’s new state-of-the-art platform. The acquisition of MedUnite adds an additional 30,000 physicians to our network and provides unique opportunities for cross-selling products and services to our existing and new customer base.

     Our acquisition of MedUnite has resulted in an organization serving 140,000 physicians and other healthcare providers and processing over 200 million healthcare transactions processed annually, making us the nation’s second largest physician-based transaction processing company, second only to WebMD Corporation. In addition, in conjunction with the acquisition of MedUnite, we formed a strategic relationship with NDC for processing claims and real-time transactions and now have potential access to over 100,000 physicians that utilize NDC’s various practice management systems.

Acquisition of MDIP

     In August 2002, we acquired substantially all of the assets of MDIP, Inc. (“MDIP” and d/b/a Medical Data Insurance Processing), a privately-owned company located in Sioux Falls, South Dakota, for $2,400,000 in cash and acquisition related costs of $9,000. Our acquisition of MDIP provided us with institutional and dental claims processing capabilities. Like ProxyMed, MDIP is an Electronic Healthcare Network Accreditation Commission (or “EHNAC”) accredited clearinghouse.

Acquisition of KenCom

     In May 2002, we acquired all of the capital stock of KenCom Communications & Services, Inc. (“KenCom”), a privately-owned provider of laboratory communication solutions, for $3,237,000 in cash ($3,275,000 original cash portion of purchase price less adjustment of $38,000 upon settlement of cash holdback), 30,034 shares of unregistered ProxyMed common stock (valued at $600,000), and acquisition related costs of $52,000. The shares of common stock are being held in escrow by us against any unknown liabilities, and if unused, will be released after one year from the closing. As a result of the acquisition, we strengthened our presence in the Northeast United States, enhanced our ability to provide multiple offerings to the laboratory industry including penetration into the anatomical pathology laboratory market, and reaffirmed our position as the nationwide leader of laboratory communication products and services.

Private Placement

     In April 2002, we sold 1,569,366 shares of unregistered common stock at $15.93 per share in a private placement to four entities affiliated with General Atlantic Partners, LLC (“GAP”), a private equity investment fund, resulting in net proceeds to us of $24.9 million. No placement agent was used in this transaction. In addition, we also agreed to issue a two-year warrant for the purchase of 549,279 shares of common stock at $15.93 per share. All shares sold are subject to a one-year lock-up agreement from the date of closing. We have agreed to grant GAP certain demand and “piggy back” registration rights starting one year from closing. Additionally, in connection with the transaction, our board of directors appointed a managing member of GAP to fill a vacancy on our board.

*          *           *

     Our corporate offices are located at 2555 Davie Road, Suite 110, Fort Lauderdale, Florida 33317-7424, and our telephone number is (954) 473-1001.

     As used in this report, unless the context requires otherwise, “we”, “us”, “our”, “ProxyMed” or the “Company”, means ProxyMed, Inc. and its consolidated subsidiaries. Italicized terms in this document indicate trademarks or other protected intellectual property that we own or license.

Overview of ProxyMed. Where Healthcare Connects™

     Our mission statement is as follows: “ProxyMed solves the business problems of physician offices every day by automating their financial, administrative and clinical transactions with their healthcare institution partners. We exceed customer expectations through our expertise, proven methodologies and dedication to service excellence.”

     Our focus is connecting small physician offices with their contracted financial and clinical partners so that they can conduct transactions electronically. We are organized into two business segments: Electronic Healthcare Transaction Processing and Laboratory Communication Solutions. Electronic Healthcare Transaction Processing includes transaction and value-added services principally between physician offices and insurance companies (Payer Services) and physician offices and pharmacies/pharmacy benefit managers (Prescription Services); and Laboratory Communication Solutions includes the sale, lease and service of communication devices principally to laboratories and the contract manufacturing of printed circuit boards and other value-add services (Laboratory Services).

     Since the beginning of 2001, our focus has been to double the number of physicians and other healthcare providers we serve as well as to increase the utilization of our transaction-based services amongst them over the following five years. Our success is largely dependent upon our ability to cross-sell our services across our provider base; to offer new transactions and services as they become available; and to achieve economies of scale in our operations resulting from the consolidation of our operation centers, including production networks, from our various acquisitions.

     We are well positioned today in each of our business units. With our recently completed acquisition of MedUnite, we believe we are the second largest medical claims clearinghouse for physician offices, the largest provider of intelligent laboratory results reporting devices, and the largest provider of retail pharmacy-to-physician connectivity. In 2002, we processed approximately 114.2 million electronic transactions among physician offices, payers, laboratories and pharmacies. We leverage the connectivity of our back-end transaction network, ProxyNet, and continue to add partners by developing new value-added products and services, by adding additional payer transaction types such as improved eligibility and claim status reports, and by expanding our Internet-based transaction offerings such as claims, lab orders, lab results reporting and prescription refills through our Internet website,

proxyMed.com. We are an attractive, neutral partner to front-end electronic healthcare companies who are focused on physician office services, as we remain the only national and independent transaction center that does not compete with them for the physician’s desktop and that can connect their physician offices on the back-end to carry on electronic transactions between them and their payers, laboratories and pharmacies. Financial information relating to the Company’s segments, including revenue, segment operating margin and assets attributable to each segment for each of the fiscal years ending 2000, 2001, and 2002 is presented in Note 7 of the Notes to Consolidated Financial Statements in Item 8 (“Financial Statements and Supplementary Data”).

Our business is driven by the healthcare community’s need to process information more efficiently

     With more than 30 billion financial and clinical transactions being generated each year, the major driver of our business is the increasing number of physicians who wish to adopt secure electronic solutions that improve the quality of their patient care while reducing costs and administration time. We believe that it is just a matter of time before the majority of physicians, payers, laboratories and pharmacies embrace the electronic transmission and processing of virtually all of a patient’s clinical and financial transactions. Our efforts concentrate on the innovative design of our products and services that make these electronic transactions easy to use, fast, reliable and secure. ProxyNet, our secure, proprietary national healthcare information network, is the key enabler that makes this possible. We are a leader in providing these back-end connections and offer a host of transaction services to smaller physician offices which we believe reduce costs by increasing efficiency, reducing payment cycle time, and enabling physicians to make more informed decisions at the point of care.

Connectivity to institutions and to physicians are key strengths

     Our advantage lies in two critical areas. First, we offer the industry’s broadest range of financial, clinical and administrative connectivity available from a single company. Our existing connectivity to payers positions us as the second largest medical claims clearinghouse in the industry with 93% of our annual transaction volume sent directly to the designated payer rather than being routed through other transaction centers. In addition, we are the largest provider of intelligent laboratory results reporting devices and the largest provider of retail pharmacy connectivity. Our electronic transaction processing services support a broad range of financial transactions (such as claims, patient statements, claims status reports, eligibility verification, explanations of benefits and electronic remittance advices); clinical transactions (such as laboratory results, new prescription orders and prescription refills); and administrative transactions (such as referrals and pre-certifications). These connections allow information to reliably move back and forth from the physician’s office to the appropriate healthcare institution (payer, laboratory and pharmacy) facilitating diagnosis, treatment and payment.

     Our second advantage is our extensive physician relationships. Following our acquisition of MedUnite, we have almost 76,000 physicians directly using at least one of our existing solutions and approximately 64,000 more using our services through referrals and pre-certifications. To reach these direct and partnered physicians, we have licensing and connectivity agreements with many national and regional companies, such as practice management system vendors, billing services, and electronic healthcare companies, and with physician offices directly. These relationships offer us an opportunity to cross-sell our products and services to our existing physician office customer base.

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

Current Products and Services

     We offer a variety of financial and clinical electronic processing services through our suite of Windows®-based1 products, through our Internet portals (proxyMed.com and MedUnite.net) and through various direct network connection programs. Each of these entry points connects physician offices to our network and then routes transactions to their contracted payer, laboratory and pharmacy partners.

     Claims submission and reporting, insurance eligibility verification, claims status inquiries, referral management, laboratory test results reporting and prescription refills are all available today through proxyMed.com. We continue to expand our offerings through proxyMed.com to include new financial and clinical transactions such as claims response management, electronic remittance advices, encounters and new prescriptions. Our acquisition of MedUnite has brought us enhanced capabilities for several of these transactions. All of our existing web-based applications can be private-labeled and are being marketed through our channel partners to increase distribution opportunities.

     Payer Services

     In our Payer Services business unit, we offer several Windows-based products, including claims submission through our ProxyClaim software product and claims tracking through our ProxyTracker product. We also offer Statlink, MedUnite’s Windows-based desktop application that can be used to submit claims, eligibility and claims status. Other non-Internet services include a point-of-service terminal that allows for a low cost, stand-alone solution for electronic eligibility verification, patient statement processing, paper claims printing and Explanation of Benefits (EOB) scanning.

     With regard to Internet services, we developed and have been operating our provider transaction services web portal proxyMed.com for over three years. With our acquisition of MedUnite and its MedUnite.net web portal, we are now operating two provider web portals. Currently available web-based transactions include claims submission and reporting, eligibility verification, claims status inquiries, referral management and pre-certifications.

     Much like other areas of our company that have duplicate offerings due to our MedUnite acquisition, we have a plan in progress to integrate the two provider portals into one go-forward platform. The resulting provider portal will be located at www.proxymed.net (not yet operational at the time of this filing) and will be branded as ProxyMed.

     The project to consolidate the portals is based on integrating the current MedUnite.net individual application services with the proxyMed.com menu system, user access management, enrollment and other infrastructure components. The user interface and other business related functionality of the MedUnite

1	Windows is a registered trademark of Microsoft Corporation.

application services will not significantly change but will just be accessed through proxyMed.net (not yet operational at the time of this filing).

     In addition, MedUnite had been offering, and we will continue to offer, to software developers and large customers and partners an Application Programming Interface (API) to connect to the MedUnite real-time transaction platform and directly submit XML or X12 based transactions. MedUnite had referred to this as their business-to-business (“B2B”) offering or the “MedUnite Exchange.” The platform which supported the B2B offering was based on a proprietary XML transaction format. The platform and the API as implemented were not HIPAA-compliant and MedUnite had an ongoing project to bring the platform and API to HIPAA-compliance. We are continuing this project with sufficient resources to complete it by the HIPAA deadline in October 2003

     MedUnite also had an active program in place to connect its founding payers, as well as other payers, to its network to conduct real-time transactions. The MedUnite Payer Interface Platform was based on the MedUnite proprietary XML which was not HIPAA-compliant. Much like the other services, ProxyMed was also actively implementing connections and interfaces with payers to conduct real-time transactions. As in other areas, we will be consolidating overlapping and duplicative efforts so that there is just one connection to each payer.

     We have had an ongoing project with dedicated resources to modify the Payer Interface Platform so that it is HIPAA-compliant. This project will be completed by the end of the second quarter of 2003. In parallel with this project, we will be working with each connected payer to remediate its connection for HIPAA-compliance. This work is scheduled so that testing of the new interfaces will coincide with the new HIPAA-compliant platform being completed.

     Prescription Services

     In our Prescription Services business unit, we offer both new prescription ordering and refill management through our PreScribe family of products. There are currently over 1,300 physician clients using PreScribe. PreScribe and ProxyNet support the largest and oldest electronic and fax gateway infrastructure with connectivity to over 30,000 pharmacies nationwide. We also offer a private-label version of our web-based refill prescription application.

     Laboratory Services

     Our Laboratory Services business unit offers lab order entry and results reporting through our recently announced QuickReq product. We believe the QuickReq advantage is its enterprise scope with a modular approach, giving even the smallest labs the ability to deploy an order entry and results reporting solution. In addition to QuickReq, we offer a family of intelligent remote reporting devices for communicating lab results to physician clients. Our devices are installed in more than 100,000 physician offices throughout the United States. Our FleetWatchSM monitors and reports the status of individual remote reporting devices within a fleet. This service is valuable to laboratories in its ability to detect and proactively resolve problems, many times before clients ever notice a disruption in service.

Product and Services Development

     In Payer Services, several initiatives are underway to convert all current transactions to their respective HIPAA-compliant formats (see “Healthcare and Privacy Related Legislation” below). To date, our institutional, professional and dental claims (837); electronic remittance advice (835); eligibility (270/271); and claims status (276-277) transactions have been certified as HIPAA-compliant by Claredi, one of the nation’s leading commercial providers of HIPAA EDI compliance testing and certification services. HIPAA also affords us many opportunities to increase both the number and type of transactions we offer to both physicians and payers.

     Our Physician HIPAA Readiness Services include training and education, HIPAA Tools and Resources, Trading Partner Management, Gap Analysis and American National Standards Institute (or “ANSI”) Testing, as well as ongoing support, format translation, implementation and migration services. Vendor and Payer HIPAA Readiness Services include B2B HIPAA Testing, B2B HIPAA Testing with Certification and Third Party ANSI Testing and Certification. These new value-add services will position ProxyMed as a revenue cycle manager for physician offices.

     In Laboratory Services, we were pursuing opportunities to convert our business from the traditional sale, lease and service of intelligent laboratory reporting devices to recurring transaction-based revenue streams. Although this is a factor in our long-term growth strategy, to date, the marketplace has been slow to adopt this economic model and we have had limited success with this service. As a result, we have postponed any further development or deployment at this time.

     The total amount capitalized for purchased technology, capitalized software and other intangible assets as of December 31, 2002, was approximately $18.2 million, net of amortization. This amount includes $1.2 million ascribed to the MedUnite legacy platform and $4.8 million ascribed to MedUnite’s real-time platforms.

     Our research and development expense was approximately $3.2 million in 2002, $2.0 million in 2001, and $3.1 million in 2000.

Marketing

     We have a direct sales force and customer support staff that serves physician offices, payers, laboratories and pharmacies. In addition, since we do not compete for the physician desktop and allow for private branding of our value-added products and services, we are able to leverage the marketing and sales efforts of our partners by giving them even greater added value to drive our revenues and transactions.

     Our marketing efforts are focused on providing connectivity solutions for the 326,000 small physician offices (one-to-nine physicians) in the United States, a niche that is underserved by our competitors. Of the physician offices that currently use our products and services directly, approximately 92% fall within this category.

     We utilize a unique sales and marketing methodology called “FOCUS” (an acronym for Find, Obtain, Capture, Utilize and Service) for targeting, acquiring, retaining and maximizing the utilization of our services at the small physician office. Working with our payer and pharmacy partners to identify high volume paper claim submitters and prescription writing physicians as qualified sales leads, the results of our FOCUS program indicate quick contract-to-implementation time frames, low attrition rates and high post-implementation satisfaction levels.

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

Competition

     We face competition from many healthcare information systems companies and other technology companies. Many of our competitors are significantly larger and have greater financial resources than we do and have established reputations for success in implementing healthcare electronic transaction processing systems. Other companies, including WebMD Corporation, NDCHealth Corporation, Per-Se Technologies, and other healthcare related entities such as RxHub LLC, have targeted this industry for growth, including the development of new technologies utilizing Internet-based systems. While our ability to compete has been enhanced by our acquisition of MedUnite and its Internet-based platform for real-time transactions, we cannot assure that we will be able to compete successfully with these companies or that these or other competitors will not commercialize products, services or technologies that render our products, services or technologies obsolete or less marketable.

Healthcare and Privacy Related Legislation

     We and our customers are subject to extensive and frequently changing federal and state healthcare laws and regulations. Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. Potential reform legislation may include:

•	mandated basic healthcare benefits;

•	controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid reimbursement;

•	the creation of large insurance purchasing groups;

•	fundamental changes to the healthcare delivery system;

•	FTC enforcement actions of existing privacy laws relating to the Internet; or

•	Medicare or Medicaid prescription benefit plans.

     Several state and federal laws govern the collection, dissemination, use and confidentiality of patient healthcare information. The federal Health Insurance Portability and Accountability Act of 1996, known as HIPAA, was signed into law on August 21, 1996. HIPAA was designed to improve the efficiency and effectiveness of the healthcare system by standardizing the interchange of electronic data for certain administrative and financial transactions and to protect the confidentiality of patient information. HIPAA’s privacy regulations impose extensive requirements on healthcare providers, clearinghouses, and plans. The deadline for compliance with the privacy aspects of HIPAA is April 14, 2003. Although we have undertaken several measures to ensure compliance with the privacy measures by the deadline and believe that we are in compliance, the privacy regulations are less definitive than other HIPAA regulations, are broad in scope, and will require constant vigilance for ongoing compliance.

     HIPAA also mandates the use of standard transactions, standard identifiers, security and other provisions for electronic claims transactions. HIPAA specifically designates clearinghouses (including us and other financial network operators) as the compliance facilitators for healthcare providers and payers. On August 17, 2000, the U.S. Department of Health and Human Services published final regulations to govern eight of the most common electronic transactions involving health information. Under a revised bill passed by the U.S. Congress, the deadline for the transaction code set aspects of HIPAA was extended to October 16, 2003, provided that a formal request for extension and plan for compliance was submitted by October 16, 2002. The Company submitted its request for extension and its compliance plan and expects to be in compliance by the October 2003 deadline. The Company is currently migrating or re-directing users of MedUnite’s legacy batch transactions processing system—which is not HIPAA-compliant—to the ProxyNet platform, which is undergoing HIPAA remediation. The Company expects to complete the migration of customers to the ProxyNet platform in the third quarter of 2003. While the Company has incurred and will continue to incur substantial costs to become compliant with HIPAA regulations governing transaction processing and privacy, we do not believe the regulations will have a material impact on the our results of operations. While we believe that no clearinghouse can be truly “HIPAA-compliant” and work end-to-end with other compliant parties, we expect, but have no assurances, that our business partners and larger customers, will also be in compliance by the deadline. Our smaller physician office customers will be more challenged to be in compliance, but we believe that we have developed a number of innovative services to assist them with compliance, and so be able to retain our existing relationships.

     Another area in which privacy regulatory developments may impact the way the Company does business is Internet privacy. Internet user privacy and the extent to which consumer protection and privacy laws apply to the Internet is an area of uncertainty in which future regulatory, judicial, and legislative developments may have a significant impact on the way we do business, including our ability to collect, store, use and transmit personal information. Internet activity has come under heightened scrutiny in recent years, including several investigations in the healthcare industry by various state and federal agencies, including the Federal Trade Commission.

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

     Our HIPAA readiness statement can be found on our website at www.proxymed.com.

Intellectual Property

     In large part, our success is dependent on our proprietary information and technology. We rely on a combination of contracts, copyright, trademark and trade secret laws and other measures to protect our proprietary information and technology. Although we do not currently hold any patents, as a result of the MedUnite acquisition we acquired rights under four patent applications filed by MedUnite for its healthcare transaction processing platform and method for facilitating the exchange of healthcare transactional information, in addition to rights under various trademarks and trademark applications. We have twelve (12) copyright registrations covering our various software and proprietary products. As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, distributors and customers, and limit access to and distribution of our software, databases, documentation and other proprietary information. We cannot assure that the steps taken by us will be adequate to deter misappropriation of our proprietary rights or that third parties will not independently develop substantially similar products, services and technology. Although we believe our products, services and technology do not infringe on any proprietary rights of others, as the number of software products available in the market increases and the functions of those products further overlap, we and other software and Internet developers may become increasingly subject to infringement claims. These claims, with or without merit, could result in costly litigation or might require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us.

Employees

     As of March 26, 2003, we employed 425 full-time employees, and 15 part-time employees. We are not and never have been a party to a collective bargaining agreement. We consider our relationship with our employees to be good.

ITEM 2. PROPERTIES

     Our significant offices are located as followed:

Business			Approximate
Segment	Location	Description	Square Footage

Corporate/Prescription Services	Fort Lauderdale, Florida	Corporate headquarters/operations office	20,500
Payer Services	Santa Ana, California	Operations office/data center	19,600
	San Diego, California	Operations office	37,000
	Norcross, Georgia	Operations office/data center	31,200
	Sioux Falls, South Dakota	Operations office	3,700
	Richmond, Virginia	Operations office/data center	3,000
Laboratory Services	New Albany, Indiana	Operations office/manufacturing facility	42,000
	Moorestown, New Jersey	Operations office/depot service facility	4,000

     We also maintain portions of our ProxyNet network at a secure, third-party co-location center in Atlanta, Georgia. In addition, we also lease several remote sales offices and mini-warehouses. Our leases and subleases generally contain renewal options and require us to pay base rent, plus property taxes, maintenance and insurance. We consider our present facilities adequate for our operations except that we are in the process of terminating our lease for our San Diego facility acquired in our acquisition of MedUnite in favor of a smaller office in the same general geographic area.

ITEM 3. LEGAL PROCEEDINGS

     We do not have any material legal proceedings pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCK MATTERS

     Our common stock trades on the National Market tier of The Nasdaq Stock Market under the symbol “PILL”. The following table sets forth the high and low sale prices of the common stock for the periods indicated.

	High	Low

2001:
First Quarter	$23.44	$14.07
Second Quarter	17.55	10.05
Third Quarter	17.00	10.80
Fourth Quarter	22.35	11.25
2002:
First Quarter	$22.35	$15.00
Second Quarter	21.99	17.21
Third Quarter	20.44	10.50
Fourth Quarter	15.95	9.48
2003:
First Quarter	$11.45	$7.25
(through March 28, 2003)

     On March 28, 2003, the last reported sale price of the common stock was $7.60 per share. As of March 26, 2003, there were 276 registered holders of record of the common stock. We believe that many of ProxyMed’s holders of record are in “street name” and that the number of individual shareholders is greater than 4,200.

     We have never paid any dividends on our common stock; however, in prior years, we have paid dividends on our Series B and Series C Preferred Stock in cash and/or in shares of our common stock pursuant to the terms of the Articles of Incorporation, as amended. We intend to retain any earnings for use in our operations and the expansion of our business, and do not anticipate paying any dividends on the common stock in the foreseeable future. The payment of dividends on our common stock is within the discretion of our Board of Directors, subject to our Articles of Incorporation, as amended. Any future decision with respect to dividends on common stock will depend on future earnings, future capital needs and our operating and financial condition, among other factors.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial information for ProxyMed as of and for each of the five years leading up to the period ended December 31, 2002, and has been derived from our audited consolidated financial statements. In March 1995, our business focus changed from primarily the sale of prescription drugs to providing connectivity services and related value-add products to physicians, payers, medical laboratories, pharmacies and other healthcare providers. Accordingly, financial information relating to our prescription drug dispensing and network integration businesses (both disposed of in 2000) has been reclassified as discontinued operations.

     As described more fully in Note 2 to our consolidated financial statements beginning on page F-1, we acquired MedUnite on December 31, 2002 for $10.0 million in cash and $13.4 million in 4% convertible notes due December 31, 2008. As a result of this acquisition, we also recorded approximately $8.3 million in transaction and exit costs, of which $1.1 million is included in long-term obligations in the table below. The operations of MedUnite are not included in our 2002 results since the acquisition occurred after the close of business on the last day of 2002.

     The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes.

	Year Ended December 31,

	2002	2001	2000	1999	1998

STATEMENT OF OPERATIONS DATA:
Revenues	$50,182,000	$43,230,000	$33,441,000	$29,023,000	$22,249,000
Operating income (loss)	$1,340,000	$(6,712,000)	$(23,460,000)	$(20,019,000)	$(11,087,000)
Income (loss) from continuing operations	$1,950,000	$(6,798,000)	$(26,927,000)	$(20,120,000)	$(11,194,000)
Income (loss) from discontinued operations	$—	$—	$241,000	$(1,714,000)	$(595,000)
Net income (loss) applicable to common shareholders	$1,338,000	$(19,060,000)	$(48,052,000)	$(21,856,000)	$(11,788,000)
PER SHARE DATA:
Basic and diluted net loss per share of common stock:
Income (loss) from continuing operations	$0.21	$(8.81)	$(37.03)	$(16.75)	$(10.73)
Income (loss) from discontinued operations	$—	$—	$0.19	$(1.43)	$(0.57)
Net income (loss)	$0.21	$(8.81)	$(36.84)	$(18.18)	$(11.30)
Diluted weighted average common shares outstanding	6,396,893	2,162,352	1,304,342	1,202,136	1,043,558
DIVIDEND DATA:
Dividends on common stock	$—	$—	$—	$—	$—
Dividends on cumulative preferred stock	$—	$1,665,000	$1,275,000	$22,000	$—

	December 31,

	2002	2001	2000	1999	1998

BALANCE SHEET DATA:
Working capital	$8,749,000	$9,393,000	$12,156,000	$12,580,000	$7,565,000
Convertible notes	$13,400,000	$—	$—	$—	$—
Other long-term obligations	$2,581,000	$442,000	$729,000	$583,000	$1,367,000
Total assets	$88,704,000	$35,882,000	$27,666,000	$44,773,000	$46,903,000
Net assets of discontinued operations	$—	$—	$—	$3,022,000	$4,040,000
Stockholders’ equity	$50,735,000	$22,873,000	$22,377,000	$37,756,000	$40,279,000

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS

As discussed under the caption, “Cautionary Statements Pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” in Item 7, certain statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report that are not related to historical results are forward looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. Actual results may differ materially from those projected or implied in the forward-looking statements. Subsequent written and oral forward looking statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.

Our business will suffer if we fail to successfully integrate into our business, the customers, products, and technology of the companies we acquire.

     We have undertaken several acquisitions in the past few years as part of a business strategy to expand our business, and we may continue in the future to acquire businesses, assets, services, products, and technologies from other persons or entities. During fiscal 2002, the Company completed the acquisition of all of the outstanding stock of KenCom and MedUnite in May and December, respectively. In addition, the Company acquired substantially all of the assets of MDIP in August and the physician customer base of Claimsnet.com in September. The anticipated efficiencies and other benefits to be derived from these acquisitions and future acquisitions may not be realized if we are unable to successfully integrate the acquired businesses into our operations, including customers, personnel, product lines, and technology. We are currently in the process of integrating into our operations, the customers, products, personnel and technology of MedUnite. There is no guaranty that we will be able to successfully integrate MedUnite or any future acquired businesses into our operations. Integration of acquired businesses can be expensive, time consuming, and may strain our resources. Integration may divert management’s focus and attention from other business concerns and expose us to unforeseen liabilities and risks. We may also lose key employees, strategic partners, and customers as a result of our inability to successfully integrate in a timely matter or as a result of relationships the acquired businesses may have with our competitors or the competitors of our customers and strategic partners. Some challenges that we face in successfully integrating MedUnite and other acquired businesses into our operations include:

•	conflicts or potential conflicts with customers, suppliers, and strategic partners;

•	integration of platforms, product lines, networks, and other technology;

•	the migration of new customers and products to our existing network;

•	the ability to cross-sell products and services to our new and existing customer base;

•	retention of key personnel;

•	consolidation of accounting, operational and administrative functions;

•	coordinating new product and process development;

•	increasing the scope, geographic diversity and complexity of operations;

•	difficulties in consolidating facilities and transferring processes and know-how; and

•	other difficulties in the assimilation of acquired operations, technologies or products.

Government regulation and new legislation may have a negative impact on our business and results of operations.

     As discussed in Item 1 under the caption, “Healthcare and Privacy Related Legislation,” the healthcare industry is highly regulated and is subject to extensive and frequently changing federal and state healthcare laws. Several state and federal laws govern the collection, dissemination, use and confidentiality of patient health care information. Final HIPAA rules on standards governing privacy of patient health care information were published in 2000. The implementation deadline for HIPAA’s privacy related regulations is April 14, 2003. Although we have undertaken several measures, including the adoption of policies and procedures for the handling of patient healthcare information, to ensure compliance with the privacy measures by the deadline and believe that we are in compliance, the privacy regulations are broad in scope, and will require constant vigilance for ongoing compliance. We cannot guarantee that we, our business partners or customers are or will be in compliance in the future. HIPAA also mandates the use of standard transactions, standard identifiers, security and other provisions for electronic claims transactions. The deadline for compliance with the transaction code set aspects of HIPAA is October 16, 2003. In relation to our acquisition of MedUnite, we expect but cannot guarantee that we will be able to complete the migration of MedUnite customers from MedUnite’s legacy platform onto ProxyNet in a timely manner and in advance of the deadline.

     The Company’s contracts with its customers, strategic partners, providers, payers, and other healthcare entities mandate or will mandate that the our products and services be HIPAA compliant. If our products and services are not in compliance with HIPAA on or before the deadline and on an ongoing basis thereafter, our customers, strategic partners, and other healthcare providers with whom we contract may terminate their contracts with us or sue us for breach of contract. Additionally, our revenues may be reduced as some of our non-compliant payer partners may be forced to accept paper-based transactions for which we may not be the recipient for processing. We may be also subject to penalties for non-compliance by federal and state governments, and patients who believe that their confidential health information has been misused or improperly disclosed may have certain remedial actions against us, our partners, or customers.

Our networks may not be able to scale to support our continued rapid growth, and our network integration efforts may not be as successful or timely as we expect.

     Our goal is to operate ProxyNet utilizing one consolidated network that will provide for cost efficient scalability as we continue to grow our customer base and transaction volumes. We have a network upgrade project underway to enhance the scalability aspects of ProxyNet as well as to integrate the transaction processing platforms that we have acquired. If our network upgrade and integration projects are not completed in a timely basis, this could have a detrimental effect on our ability to process transactions efficiently and could result in lost customers and revenues.

While we generated positive earnings in this past fiscal year, we have incurred losses in the past. There is no assurance that we will continue to generate positive earnings in the future and this could have a detrimental effect on the market price of our stock.

     While 2002 was our first full year of positive earnings, we have incurred substantial losses, including losses of $19,060,000 and $48,052,000 for the fiscal years ended December 31, 2001 and 2000, respectively. As of December 31, 2002, we had an accumulated deficit of $95,273,000. While we believe that our business model supports earnings growth in the future, various factors that may affect loss of customers and related revenues or increased and unforeseen expenses could cause us to fall short of our financial goals. Such shortfall could have a detrimental effect on the market price of our stock.

The acceptance of electronic transaction processing in the healthcare industry is still in its early stages; thus, the future of our business is uncertain.

     Our strategy anticipates that electronic processing of healthcare transactions, including transactions involving clinical as well as financial information, will become more widespread and that providers and third-party payers increasingly will use electronic transaction processing networks for the processing and transmission of data. Electronic transmission of healthcare transactions (and, in particular, the use of the Internet to transmit them) is still developing, and complexities in the nature and types of transactions which must be processed have hindered, to some degree, the development and acceptance of electronic transaction processing in this industry. While HIPAA and other government enacted legislation might be a catalyst for the use of the electronic processing of healthcare transactions, we cannot assure that continued conversion from paper-based transaction processing to electronic transaction processing in the healthcare industry, using proprietary physician management systems or the Internet, will occur.

Businesses we acquire may have undisclosed liabilities that may have a negative impact on the Company’s results of operations and require unanticipated expense.

     In pursuing our acquisition strategy, our investigations of the acquisition candidates may fail to discover certain undisclosed liabilities of the acquisition candidates. If we acquire a company having undisclosed liabilities, as a successor owner we may be responsible for such undisclosed liabilities. We try to minimize our exposure to such liabilities by conducting appropriate due diligence, by requiring audited financial statements, by obtaining indemnification from each seller of the acquired companies, by deferring payment of a portion of the purchase price as security for the indemnification or by acquiring only specified assets. However, we cannot insure that we will be able to obtain indemnifications or that they will be enforceable, collectible or sufficient in amount, scope or duration to fully offset any undisclosed liabilities arising from our acquisitions. In connection with the MedUnite acquisition, we have only limited indemnification rights that may not be sufficient in amount or scope to offset losses resulting from unknown and undisclosed liabilities. In addition, we are in the process of renegotiating certain known liabilities of MedUnite. Our failure to successfully renegotiate such liabilities on more favorable terms may have a material adverse effect on us. Furthermore, the introduction of new products and services from acquired companies such as MedUnite may have a greater risk of undetected or unknown errors, “bugs”, or liabilities than our historic products.

Our business and future success may depend on our ability to cross-sell our products and services.

     Our ability to generate revenue and growth depends on our ability to cross-sell our products and services to our existing customers and new customers resulting from acquisitions. Our ability to successfully cross-sell our products and services is one of the most significant factors influencing our growth. There is no guaranty that we will be successful in cross-selling our products and services, and our failure in this area would likely have an adverse affect on our business.

We have important business relationships with other companies to market and sell some of our clinical and financial products and services. If these companies terminate their relationships with us, or are less successful in the future, we will need to add this emphasis internally, which may divert our efforts and resources from others projects.

     For the marketing and sale of some of our products and services, we entered into important business relationships with physician office management information system vendors, with electronic medical record vendors, and with other distribution partners. These business relationships, which have required and may continue to require significant commitments of effort and resources, are an important part of our distribution strategy and generate substantial recurring revenue. Most of these relationships are on a non-exclusive basis, and we cannot assure that our electronic commerce partners and other strategic partners, most of whom have significantly greater financial and marketing resources than we do, will not develop and market products and services in competition with us in the future or will not otherwise discontinue their relationship with us. Also, our arrangements with some of our partners involve negotiated payments to the partners based on percentages of revenues generated by the partners. If the payments prove to be too high, we may be unable to realize acceptable margins, but if the payments prove to be too low, the partners may not be motivated to produce a sufficient volume of revenues. The success of our important business relationships will depend in part upon our partners’ own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed and marketed by such partners. If any such partners are unsuccessful in marketing our products, we will need to place added emphasis on these aspects of our business internally, which may divert our planned efforts and resources from other projects.

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

     Our business is enhanced by the substantial number of payers, such as insurance companies, Medicare and Medicaid agencies, to which we have electronic connections. These connections may either be made directly or through a clearinghouse. We have attempted to enter into suitable contractual relationships to ensure long-term payer connectivity; however, we cannot assure that we will be able to maintain our links with all these payers. In addition, we cannot assure that we will be able to develop new connections, either directly or through clearinghouses, on satisfactory terms. Lastly, some third-party payers provide systems directly to healthcare providers, bypassing us and other third-party processors. Our failure to maintain existing connections with payers and clearinghouses or to develop new connections as circumstances warrant, or an increase in the utilization of direct links between providers and payers, could cause our electronic transaction processing system to be less desirable to healthcare participants, which would slow down or reduce the number of transactions that we process and for which we are paid.

Our laboratory communication devices may be replaced with web-based technology for lab results delivery, and we may not be successful in converting our customers to ProxyNet and to our own Internet site at proxyMed.com, which would adversely impact our revenues.

     A key element of our longer-term Laboratory Services business strategy is to market our intelligent laboratory results reporting devices and related services, and our web-based solutions directly to independent and hospital-based medical laboratories. As the Internet becomes a more acceptable method of transmitting laboratory orders and reporting results because of the efficiencies and savings believed to be available, we are leveraging our 25-plus years of goodwill (through our Key Communications Service subsidiary) and reputation for quality of products and superior service to migrate our customers over to ProxyNet, more specifically to our Internet site at proxyMed.com. We expect others to develop similar web-based solutions and compete aggressively in an attempt to capture our large customer base. In addition, many of our device customers may choose to offer Internet services themselves, rather than utilizing a third party. We have no assurances that we will be able to retain or continue to grow our customer base. Further, even as to the continuing sales of our laboratory communication devices, we are unable to control many of the factors that influence our customers’ buying decisions, including our customers’ budgets and procedures for approving expenditures, and the changing political, economic and regulatory influences which affect the purchasing practices and operation of healthcare organizations.

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

     The security and privacy concerns of existing and potential customers may inhibit the growth of the healthcare information services industry in general, and our customer base and business in particular. A significant security breach could result in loss of customers, loss of revenues, damage to our reputation, direct damages, costs of repair and detection and other unplanned expenses. While we carry professional liability insurance to cover such breaches, the coverage may not be adequate to compensate us for losses that may occur.

We depend on uninterrupted computer access for our customers; any prolonged interruptions in our operations could cause our customers to seek alternative providers of our services.

     Our success is dependent on our ability to deliver high-quality, uninterrupted computer networking and hosting, requiring us to protect our computer equipment and the information stored in servers against damage by fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion and other catastrophic events. To mitigate this risk, we have commenced the movement of our production computer networks to a secure, third-party co-location site located in Atlanta, Georgia. This site has back-up site capability and a program to manage technology to reduce risks in the event of a disaster, including periodic “back-ups” of our computer programs and data.

     While we still continue to operate production networks in our Santa Ana, Norcross and Richmond facilities, any damage or failure resulting in prolonged interruptions in our operations, such as last year’s California rolling blackouts, could cause our customers to seek alternative providers of our services. In particular, a system failure, if prolonged, could result in reduced revenues, loss of customers and damage to our reputation, any of which could cause our business to suffer. While we carry property and business interruption insurance to cover operations, the coverage may not be adequate to compensate us for losses that may occur.

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

We may issue additional shares that could adversely affect the market price of our Common Stock.

     Certain events over which you have no control could result in the issuance of additional shares of our common stock or preferred stock, which would dilute your ownership percentage in ProxyMed and could adversely affect the market price of our common stock. We may issue additional shares of common stock or preferred stock for many reasons including:

•	to raise additional capital or finance acquisitions;

•	upon the exercise or conversion or an exchange of outstanding options, warrants and shares of convertible preferred stock; or

•	in lieu of cash payment of dividends.

     In addition, the number of shares of common stock that we are required to issue in connection with our outstanding warrants may increase if certain anti-dilution events occur (such as, certain issuances of common stock, options and convertible securities).

The trading price of the Company’s common stock may be volatile.

     The stock market, including the Nasdaq National Market, on which the shares of our common stock are listed, has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of our common stock, like the stock prices of many publicly traded companies in the healthcare industry, has been and may continue to be highly volatile.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In General

     ProxyMed is an electronic healthcare transaction processing services company providing connectivity services and related value-added products to physician offices, payers, medical laboratories, pharmacies, and other healthcare providers. Our electronic transaction processing services support a broad range of both financial and clinical transactions. To facilitate these services, we operate ProxyNet, our secure, proprietary national electronic information network, which provides physicians and other healthcare providers with direct connectivity to one of the industry’s largest group of payers, the largest group of clinical laboratories, and the largest group of chain and independent pharmacies. Our products and services are currently provided from our operating facilities located in Fort Lauderdale, Florida; New Albany, Indiana; Santa Ana, California; Norcross, Georgia; and Sioux Falls, South Dakota. We also operate our clinical network and portions of our financial and real-time production computer networks from a secure co-location site in Atlanta, Georgia.

     We remain committed to our strategy, which is focused on leveraging our leading position as an independent back-end connectivity provider to small physician offices. Through strategic relationships and partnerships with front-end solutions providers, our goal is to drive more healthcare transactions through ProxyNet while remaining neutral in the battle for the physician’s desktop. Additionally, since we have an existing customer base of physicians and other healthcare providers, we expect that there will be opportunities to increase revenues by cross-selling our existing products and services to these current customers, as well as revenue opportunities from the development of new services from our development efforts, including Internet-based transaction services, and from opportunities afforded by HIPAA as it relates to privacy, security and education. We remain committed to developing additional capabilities and value-added products and services, and to expanding our back-end connectivity network.

     2001 was a turnaround year for us as we were able to increase our growth through internal and external means, raise $7,248,000 (net of expenses) in a private placement of common stock, simplify our capital structure, and generate our first year of positive cash flow from operations. In 2002, we continued to improve our financial results and reported our first quarter and full year of positive net income, raised an additional $24,886,000 (net of expenses) in another private placement of our common stock, and completed the acquisitions of three businesses. While the private placement from General Atlantic Partners (see below) was critical in the execution of our plans during 2002, the year culminated in our acquisition of MedUnite, Inc. on December 31, 2002 (see below). We believe that the organization created by the acquisition of MedUnite now positions us as the second largest physician claims clearinghouse in the country, creating the primary open and neutral alternative to the current market leader; provides us the opportunity to leverage the industry’s leading real-time transaction network; creates synergies in our operations leading to cost savings and increased margins; and brings to us preferred relationships backed by an incentive plan to grow the business. We enter 2003 with an organization touching almost 140,000 physicians and other healthcare providers, processing over 200 million transactions, and generating over $70 million in annual revenues.

     On August 21, 2001, our Board of Directors effected a 1-for-15 reverse stock split of the Company’s common stock, par value $.001 per share. All share and per share amounts have been restated to reflect this transaction.

     In April 2002, we sold 1,569,366 shares of unregistered common stock at $15.93 per share in a private placement to four entities affiliated with General Atlantic Partners, LLC (“GAP”), a private equity investment fund, resulting in net proceeds to us of $24,886,000. No placement agent was used in this transaction. In addition, we also agreed to issue a two-year warrant for the purchase of 549,279 shares of common stock at $15.93 per share. All shares sold are subject to a one-year lock-up agreement from the date of closing. We have agreed to grant GAP certain demand and “piggy back” registration rights starting one year from closing. Additionally, in connection with the transaction, our board of directors appointed a managing member of GAP to fill a vacancy on our board.

     In May 2001, we acquired substantially all of the assets and the business of MDP Corporation (“MDP”), a privately-owned electronic claims clearinghouse and patient statement processor based in Atlanta, Georgia, for $10,000,000. We paid $3,000,000 at closing and executed a $7,000,000 promissory note payable in May 2002. Interest on this note was payable monthly at 7% simple interest. In January 2002, we paid this note in full.

     In May 2002, we acquired all of the capital stock of KenCom Communications & Services, Inc. (“KenCom”), a privately-owned provider of laboratory communication solutions, for $3,237,000 in cash ($3,275,000 original cash portion of purchase price adjusted by $38,000 upon settlement of cash holdback), 30,034 shares of unregistered ProxyMed common stock (valued at $600,000), and acquisition related costs of $52,000. The shares of common stock are being held in escrow by us against any unknown liabilities, and if unused, will be released after one year from the closing. As a result of the acquisition, we strengthened our presence in the Northeast United States, enhanced our ability to provide multiple offerings to the laboratory industry including penetration into the anatomical pathology laboratory market, and reaffirmed our position as the nationwide leader of laboratory communication products and services. The operations of KenCom since May 1, 2002 are included in our operations for 2002.

     In August 2002, we acquired substantially all of the assets of MDIP, Inc. (“MDIP” and d/b/a Medical Data Insurance Processing), a privately-owned company located in Sioux Falls, South Dakota, for $2,400,000 in cash and acquisition related costs of $9,000. Our acquisition of MDIP provided us with institutional and dental claims processing capabilities. Like ProxyMed, MDIP is an EHNAC accredited clearinghouse. The operations of MDIP since August 1, 2002 are included in our operations for 2002.

     In September 2002, we acquired the physician customer relationships and related Internet-based revenue stream from Claimsnet.com, a provider of claims processing services, for $700,000 cash.

     On December 31, 2002, we acquired all of the outstanding stock of MedUnite, Inc. (“MedUnite”) for $10,000,000 in cash, an aggregate of $13,400,000 principal amount of 4% convertible promissory notes, and $8,321,000 in transaction and exit related costs. Interest on the convertible notes is payable in cash on a quarterly basis. The convertible promissory notes are payable in full on December 31, 2008 and are convertible into an aggregate of 731,322 shares of our common stock if the founders of MedUnite achieve certain revenue-based triggers over the next three and one-half year period. The shares of our common stock issuable upon conversion of the convertible notes will be registered by us promptly after a stockholder achieves a conversion trigger event. If and when these notes become convertible, we will record a beneficial conversion charge in our operations to the extent that the fair market value of the common stock is in excess of the conversion price. The operations of MedUnite are not included in our 2002 results since the acquisition occurred after the close of business on the last day of 2002.

     MedUnite was founded in November 2000 by seven of the nation’s leading health insurers —Aetna, Anthem, CIGNA, Health Net, Inc., Oxford Health Plans, PacifiCare Health Systems, and Wellpoint Health Network, and its technology includes one of the industry’s largest Internet-based real time transaction networks, in addition to electronic data interchange (EDI) based processes. Exiting 2002, MedUnite’s legacy claims platform, which was acquired from NDCHealth Corporation (“NDC”) in 2001, was annually processing over 85 million transactions and approximately 4.7 million real-time transactions were being processed by MedUnite’s new state-of-the-art platform. The acquisition of MedUnite adds an additional 30,000 physicians to our network and provides unique opportunities for cross-selling products and services to our existing and new customer base. In conjunction with the acquisition of MedUnite, we formed a strategic relationship with NDC for processing claims and real-time transactions and now have potential access to over 100,000 physicians that utilize NDC’s various practice management systems.

     Unfortunately, MedUnite had incurred significant losses since its inception and was utilizing cash significantly in excess of amounts it was generating. As a result, at the time it was acquired by us, there were substantial liabilities and obligations (both recorded and unrecorded at December 31, 2002) associated with the business. Subsequent to the our acquisition, MedUnite’s senior management team was terminated along with approximately 20% of the general workforce in an effort to eliminate duplicative positions and control costs. We have consolidated certain of our facilities with those leased by MedUnite and are in the process of terminating other facility leases. Other contractual obligations are being cancelled or renegotiated with certain vendors. Additionally, we have attempted to enter into financing agreements with certain major vendors as a means to settling existing liabilities. With continued efforts during the first and second quarters of 2003, we anticipate that we will be able to drive cash flow and operating profits in this business by the end of the 2003 year. Additionally, for 2003, the post-acquisition goal is to migrate customers from MedUnite’s legacy platform, which is not HIPAA-compliant, onto ProxyNet, which is currently being remediated in time for the October 2003 HIPAA deadline for transaction code sets (see section discussing “Healthcare and Privacy Related Legislation” above). The continued growth of the real-time platform will be a significant contributor to our long-term success.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

     Net Revenues. Consolidated net revenues for 2002 increased by $6,952,000 or 16%, to $50,182,000 from consolidated net revenues of $43,230,000 for 2001. Net revenues classified by our reportable segments are as follows:

	2002	2001

Electronic healthcare transaction processing	$22,439,000	$16,938,000
Laboratory communication solutions	27,743,000	26,292,000

	$50,182,000	$43,230,000

     Net revenues in our electronic healthcare transaction processing segment increased by 32% primarily due to a 30% increase in the number of electronic clinical and financial healthcare transactions processed through ProxyNet. Total transactions grew from 87.9 million transactions in the 2001 period to 114.2 million transactions in 2002. Core transaction growth is up 47% from the 2001 period. The increase in transaction volume was primarily attributable to internal growth in both claims and statements processed. Additionally, we continued to make progress in our cross-selling efforts to our existing customers resulting in an increased of transaction services utilized per directly contracted provider from an 1.3 (estimated) in 2001 to 2.5 in 2002. A summary of the number of transactions we processed for the periods presented is as follows:

	2002	2001

Core transactions	89,123,000	60,523,000
Encounters	25,045,000	27,419,000

Total transactions	114,168,000	87,942,000

     “Core” transactions represent all transactions except for encounters. “Encounters” are an administrative reporting transaction for payers but do not generate revenue for the provider who must submit them. Accordingly, rather than submitting on a routine basis, most providers choose to periodically “catch up” on their submissions, creating monthly and quarterly swings in both the number of encounters we process and what percentage of our transaction mix they represent. Since encounters are at a significantly lower price point than claims, these swings make it difficult to easily analyze our quarter-over-quarter growth in our core business. In addition, we do not expect our encounter volume to grow on an annual basis, as payers are not expanding the capitated service model that is the foundation of encounters. Therefore, we believe that breaking out encounters shows more clearly our growth in core transactions, which are the growth engine for our Electronic healthcare transaction services segment.

     We exited the year on an annualized run rate of over 120 million total transactions for ProxyMed on a stand-alone basis. The acquisition of MedUnite added another 90 million transactions; therefore, we exited 2002 with a combined annualized run rate of almost 210 million total transactions.

     For 2002, approximately 45% of our revenues came from our Electronic healthcare transaction processing segment, compared to 39% from this segment for 2001.

     Laboratory communication solutions segment net revenues increased by 6% primarily due to the acquisition of KenCom and an increase in contract manufacturing revenues, offset by decreases in sales and leases of communication devices, and field service revenues.

     Cost of sales. Consolidated cost of sales decreased from 47% in 2001 to 46% in 2002. Cost of sales classified by our reportable segments is as follows:

	2002	2001

Electronic healthcare transaction processing	$8,793,000	$6,531,000
Laboratory communication solutions	14,230,000	13,877,000

	$23,023,000	$20,408,000

     Cost of sales in the Electronic healthcare transaction processing segment consists of transaction fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, revenue sharing arrangements with our business partners, third-party database licenses, and certain labor and travel expenses. Cost of sales as a percentage of revenues remained constant at 39% for 2002 and 2001.

     Cost of sales in the Laboratory communication solutions segment includes hardware, third-party software, and consumable materials. Cost of sales as a percentage of revenues decreased to 51% for 2002 compared to 53% for 2001 primarily as a result of a change in the mix of revenues from higher margin leases of communication devices (as our lease base shrinks) to lower margin device sales and contract manufacturing.

     Selling, General and Administrative Expenses. Consolidated SG&A increased for 2002 by $1,878,000, or 9%, to $23,145,000 from consolidated SG&A of $21,267,000 for 2001. Consolidated SG&A expenses as a percentage of consolidated revenues decreased to 46% for 2002 compared to 49% in 2001. SG&A expenses classified by our reportable segments are as follows:

	2002	2001

Electronic healthcare transaction processing	$11,430,000	$9,906,000
Laboratory communication solutions	9,121,000	8,168,000
Corporate	2,594,000	3,193,000

	$23,145,000	$21,267,000

     Electronic healthcare transaction processing segment SG&A expenses for 2002 increased 15% over 2001 primarily due to adding associates in our Payer Services transaction business sales and marketing teams to drive our core revenue growth and in our technical and development areas as it relates to our HIPAA compliance efforts, and incremental expenses incurred at our South Dakota operations as a result of our acquisition of MDIP. These increases were offset by the capitalization of payroll and other costs for HIPAA and private label internal-use software projects for 2002. Segment SG&A expenses as a percentage of segment net revenues decreased to 51% for 2002 compared to 58% for 2001 due to the operational leverage inherent in the business. As we increase the number of transactions we process, we do not experience a direct correlation in our costs due to the semi-fixed nature of operating expenses in this segment.

     Laboratory communication solutions segment SG&A expenses for 2002 increased by 12% primarily due to incremental expenses incurred for the May 2002 acquisition and operations of KenCom plus increases in contract manufacturing personnel. As a result, segment SG&A expenses as a percentage of segment net revenues increased to 33% for 2002 compared to 31% for 2001. However, in the fourth quarter of 2002, we enacted several cost containment programs in an effort to curtail spending.

     Corporate SG&A expenses decreased 19% for 2002 compared to 2001 primarily due to the non-cash compensatory warrants and the additional accrual recorded for our software licensing contingency for 2001.

     Depreciation and Amortization. Consolidated depreciation and amortization decreased by $5,540,000 to $2,636,000 for 2002 from $8,176,000 for 2001. This decrease was primarily from a reduction in amortization expense due to the conclusion of amortization of certain intangible assets in 2001 related to prior acquisitions in our Electronic healthcare transaction processing segment and the adoption of SFAS No. 142 on January 1, 2002, offset by amortization of identifiable intangible assets (other than goodwill) related to the acquisitions of KenCom, MDIP, and the customer relationships of Claimsnet.com in September 2002 for $700,000. Amortization expense related to these acquisitions is expected to be approximately $146,000 per quarter through the first quarter of 2005. Depreciation and amortization classified by our reportable segments is as follows:

	2002	2001

Electronic healthcare transaction processing	$1,581,000	$7,285,000
Laboratory communication solutions	857,000	561,000
Corporate	198,000	330,000

	$2,636,000	$8,176,000

     Operating Income (Loss). As a result of the foregoing, consolidated operating income for 2002 was $1,340,000 compared to a loss of $6,712,000 for 2001. Operating income (loss) classified by our reportable segments is as follows:

	2002	2001

Electronic healthcare transaction processing	$597,000	$(6,859,000)
Laboratory communication solutions	3,535,000	3,686,000
Corporate	(2,792,000)	(3,539,000)

	$1,340,000	$(6,712,000)

     Write-off of Obsolete and Impaired Assets. We wrote off $38,000 in capitalized programming costs in connection with the development of our real-time transaction processing applications as a result of acquiring the same functionality in the software platforms acquired from MedUnite in December 2002.

     Interest, net. Consolidated net interest income for 2002 was $345,000 compared to net interest expense of $126,000 for 2001. This net increase is primarily due to higher cash balances as a result of our investment from GAP in April 2002, even though effective interest rates are lower for 2002 compared to 2001 on the cash invested.

     Net Income (Loss). As a result of the foregoing, consolidated net income for 2002 was $1,950,000 compared to a net loss of $6,798,000 for 2001.

     Deemed Dividends and Other Charges. We incurred deemed dividends and other charges of $612,000 for 2002 as a result of non-cash accounting charges for the conversion of 31,650 preferred shares into 242,510 shares of common stock by our Series C preferred shareholders in 2002 pursuant to our offer to convert their shares commencing in December 2001. For the 2001 period, we incurred total deemed dividend and other charges of $12,262,000 primarily as a result of non-cash accounting charges from the anti-dilution reset in number and price of certain warrants issued to our Series B preferred shareholders in February 2001, non-cash accounting charges from the exchange of 271,700 warrants into 218,828 shares of common stock by our Series B preferred shareholders in April 2001, non-cash accounting charges from the exchange of 1,412,033 warrants into 1,050,691 shares of common stock by our Series C preferred shareholders in August 2001, non-cash accounting charges related to the conversion of our Series C preferred into 1,296,126 shares of common stock pursuant to our Conversion Offer through December 31, 2001, non-cash charges from the anti-dilution reset in number and price of certain warrants issued to our remaining Series B preferred warrant holder in December 2001 as a result of the reduced conversion price pursuant to our Conversion Offer to Series C preferred stockholders and dividends paid to the holder of our Series B Preferred stock (which was fully converted in October 2001) and dividends paid to our Series C preferred shareholders through the issuance of shares of common stock.

     Net Income (Loss) Applicable to Common Shareholders. As a result of the foregoing, we reported net income applicable to common shareholders of $1,338,000 for 2002 compared to a net loss applicable to common shareholders of $19,060,000 for 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Net Revenues. Consolidated net revenues for 2001 increased by $9,789,000, or 29%, to $43,230,000 from consolidated net revenues of $33,441,000 for 2000. Net revenues classified by our reportable segments are as follows:

	2001	2000

Electronic healthcare transaction processing	$16,938,000	$10,103,000
Laboratory communication solutions	26,292,000	23,338,000

	$43,230,000	$33,441,000

     Electronic healthcare transaction processing segment net revenues increased by 68% primarily due to a 48% increase in the number of electronic clinical and financial healthcare transactions processed through ProxyNet from 59.2 million transactions for 2000 to 87.9 million transactions for 2001. Core transaction growth was up 85% from prior year (including 13.5 million patient statement and electronic claims transactions from our acquisition of MDP). A summary of the number of transactions we processed for the periods presented is as follows:

	2001	2000

Core transactions	60,523,000	32,756,000
Encounters	27,419,000	26,465,000

Total transactions	87,942,000	59,221,000

     For 2001, approximately 39% of our revenues came from our Electronic healthcare transaction processing segment, compared to only 30% from this segment for 2000.

     Laboratory communication solutions segment net revenues increased by 13% primarily as a result of increased sales in communication device units and contract manufacturing offset by decreases in other laboratory services such as communication device leases and field service events.

     Cost of sales. Consolidated cost of sales increased from 37% in 2000 to 48% in 2001. Cost of sales classified by our reportable segments is as follows:

	2001	2000

Electronic healthcare transaction processing	$6,531,000	$1,918,000
Laboratory communication solutions	13,877,000	10,331,000

	$20,408,000	$12,249,000

     Cost of sales in the Electronic healthcare transaction processing segment consists of transaction fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, revenue sharing arrangements with our business partners, third-party database licenses, and certain labor and travel expenses. Cost of sales as a percentage of revenues increased from 19% for 2000 to 39% for 2001 primarily due to an increase in patient statement processing services (which have a higher direct cost compared to the traditional financial transactions that we offer) as a result of our MDP acquisition in May 2001.

     Cost of sales in the Laboratory communication solutions segment includes hardware, third-party software, and consumable materials. Cost of sales as a percentage of revenues increased to 53% for 2001 compared to 44% for 2000 primarily due to a shift in the revenue mix from lower cost leases to higher cost communication device units and contract manufacturing.

     Selling, General and Administrative Expenses. Consolidated SG&A decreased for 2001 by $5,830,000, or 22%, to $21,267,000 from consolidated SG&A of $27,097,000 for 2000. Consolidated SG&A expenses as a percentage of consolidated revenues decreased to 49% for 2001 compared to 81% for 2001. SG&A expenses classified by our reportable segments are as follows:

	2001	2000

Electronic healthcare transaction processing	$9,906,000	$12,255,000
Laboratory communication solutions	8,168,000	8,443,000
Corporate	3,193,000	6,399,000

	$21,267,000	$27,097,000

     Electronic healthcare transaction processing segment SG&A expenses for 2001 decreased by 19% compared to 2000 primarily due to decreases in net payroll, outside labor and related expenses due to the effect of our restructuring plan which commenced in May 2000 and additional personnel reductions enacted at the end of 2000 and in the first quarter of 2001. Segment SG&A expenses as a percentage of segment net revenues decreased to 58% for 2001 compared to 121% for 2000 as operational leverage continues to be recognized.

     Laboratory communication solutions segment SG&A expenses for 2001 decreased by 3% compared to 2000.

     Corporate SG&A expenses decreased 50% for 2001 compared to 2000 primarily due to decreases in net payroll, other selling, general and administrative expenses due to the effect of our restructuring plan and the non-cash compensatory warrants to outside consultants as fees related to our financial advisory agreement with Commonwealth Associates which ceased to be amortized after April 2001.

     Depreciation and Amortization. Consolidated depreciation and amortization decreased by $5,199,000 to $8,176,000 for 2001 from $13,375,000 for 2000. This net decrease was primarily from a reduction in amortization expense due to the conclusion of amortization of certain intangible assets in 2001 related to prior acquisitions in our Electronic healthcare transaction processing segment. Depreciation and amortization classified by our reportable segments is as follows:

	2001	2000
Electronic healthcare transaction processing	$7,285,000	$12,147,000
Laboratory communication solutions	561,000	722,000
Corporate	330,000	506,000

	$8,176,000	$13,375,000

     Operating Income (Loss). As a result of the foregoing, consolidated operating income (loss) for 2001 was $6,712,000 compared to a loss of $23,460,000 in 2000. Operating income (loss) classified by our reportable segments is as follows:

	2001	2000
Electronic healthcare transaction processing	$(6,859,000)	$(18,949,000)
Laboratory communication solutions	3,686,000	3,724,000
Corporate	(3,539,000)	(6,905,000)
Restructuring	—	(1,330,000)

	$(6,712,000)	$(23,460,000)

     Write-off of Obsolete and Impaired Assets. As a result of our periodic review of fixed assets and co-location of our clinical production network, in December 2001 we wrote off $91,000 in obsolete fixed assets, primarily computer hardware and software. These write-offs are expected to lower our depreciation and amortization charges by approximately $66,000 in 2002.

     Interest, net. Consolidated net interest expense decreased by $4,007,000 to $126,000 for 2001 from $4,133,000 in 2000. This decrease is primarily due to charges in 2000 related to the amortization of costs from our private placement of convertible debt securities completed in June 2000, and a beneficial conversion charge resulting from the conversion price of the convertible debt being less than the market price of our stock on the dates of issuance in 2000.

     Loss from Continuing Operations. As a result of the foregoing, the consolidated loss from continuing operations was $6,798,000 for 2001 compared to a loss of $26,927,000 for 2000.

     Deemed Dividends and Other Charges. We incurred deemed dividends and other charges of $12,262,000 in 2001 primarily as a result of non-cash accounting charges from the anti-dilution reset in number and price of certain warrants issued to our Series B preferred stockholders in February 2001; non-cash accounting charges of from the exchange of 271,700 warrants into 218,828 shares of common stock by certain of our Series B preferred stockholders in April 2001; non-cash accounting charges of from the exchange of 1,412,033 warrants into 1,050,691 shares of common stock by certain of our Series C preferred stockholders in August 2001; non-cash accounting charges related to the conversion of 169,149 shares of our Series C preferred into 1,296,126 shares of common stock pursuant to our Conversion Offer through December 31, 2001; non-cash accounting charges from the anti-dilution reset in number and price of certain warrants issued to our remaining Series B preferred warrant holder in December 2001 as a result of the reduced conversion price pursuant to our Conversion Offer to Series C preferred and cash dividends paid to our Series B preferred shareholders and dividends paid to our Series C preferred shareholders through the issuance of shares of common stock.

     Net Loss Applicable to Common Shareholders. As a result of the foregoing, we reported a net loss applicable to common shareholders of $19,060,000 for 2001 compared to a net loss applicable to common shareholders of $48,052,000 for 2000.

Liquidity and Capital Resources

     In 2002, cash provided by operating activities totaled $2,848,000. During this period, we paid $9,121,000 ($10,000,000 cash less $879,000 cash acquired, in addition to $13,400,000 in 4% convertible notes due December 2008) for our acquisition of MedUnite; we paid $2,932,000 ($3,237,000 adjusted cash purchase price less $305,000 cash acquired, in addition to 30,034 shares of our common stock valued at $600,000) for our acquisition of KenCom; we paid $2,400,000 for our acquisition of MDIP; paid $700,000 for our acquisition of customer relationships from Claimsnet.com; paid in full our $7,000,000 promissory note for our acquisition of MDP, and paid $2,006,000 for fixed assets and capitalized software. These activities were principally financed through a private placement of our common stock valued at $25,025,000 (resulting in net proceeds to us of $24,886,000) in April 2002, proceeds of $450,000 from the exercise of 34,500 Series B warrants, and available cash resources. After these activities, we had cash and cash equivalents totaling $16,378,000 as of December 31, 2002. These available funds will be used for operations, strategic acquisitions, the further development of our products and services, and other general corporate purposes. We continue to evaluate other acquisition opportunities and strategic alternatives that may add synergies to our product offerings and business strategy.

     Additionally in September 2002, we settled a contract dispute in our favor in the amount of $325,000. The settlement resulted in the issuance of a promissory note, which was recorded at its present value of $299,000. The present value of the promissory note, less legal expenses of $34,000, was reported as other income. Under the terms of the promissory note, payments of $25,000 will be made each quarter over the next 3 years, starting in October 2002.

     At the current time, we do not have any material commitments for capital expenditures except for approximately $333,000 that is committed evenly over the next two years related to the licensing of software for use in our internal systems. In February 2003, we paid the second $167,000 towards this commitment.

     We expect to incur $600,000 for various development projects originally scheduled to be undertaken by us in 2003. Additionally, we expect to incur additional development and related hardware/software costs of up to approximately $2.0 million in the future related to the completion of enhancements for the real-time network platform acquired from MedUnite.

     During 2002, we consistently improved our operating results as a result of both internal and external growth, successful cross-selling of our transaction services, and our ability to monitor expenses. With our additional equity financing, we were able to consummate four acquisitions, culminating with our acquisition of MedUnite at the end of the year. Unfortunately, MedUnite had incurred significant losses since its inception and was utilizing cash significantly in excess of amounts it was generating primarily due to technical and research and development activities related to their various processing platforms. As a result, at the time we acquired MedUnite, there were substantial liabilities and obligations as well as future commitments (both recorded and unrecorded at December 31, 2002) associated with the business in addition to the transaction and exit costs associated with the acquisition.

     In an effort to immediately curtail and reduce the expenditure levels, MedUnite’s senior management team was terminated along with approximately 20% of the general workforce in an effort to control these costs as many duplicative positions were eliminated. We have moved our prior Atlanta facility into MedUnite’s Norcross facility and are working towards terminating our San Diego facility lease effective July 1, 2003 in return for a $750,000 letter of credit held by the current landlord and furniture at that facility. Furthermore, other contractual obligations have been or are in the process of being cancelled or renegotiated with the respective vendors. We have attempted to enter into financing agreements with certain major vendors as a means to settling existing liabilities, and to date have financed $3,368,000 of liabilities to one vendor assumed as part of our acquisition of MedUnite at December 31, 2002 and $382,000 for a required insurance policy as part of the acquisition. Between these financing agreements, existing capital leases, and the convertible notes issued in the acquisition, we will incur significant interest expense charges in 2003. With continued efforts during the first and second quarters of 2003, we anticipate that we will be able to drive positive cash flow and operating profits in this business before the fourth quarter of 2003.

     The following table represents our contractual cash obligations due over the next several years. At the present time, none of our contractual cash obligations extend beyond 2006 except for the maturity of our $13,400,000 in convertible notes on December 31, 2008 (assuming no prior conversion). Operating leases are shown net of any sublease agreements.

	2003	2004	2005	2006	2006

Interest on convertible notes (1)	$536,000	$536,000	$536,000	$536,000	$536,000
Notes payable	2,316,000	1,164,000	1,032,000	172,000	—
Capital lease obligations	480,000	298,000	112,000	12,000	—
Operating leases	2,443,000	1,268,000	391,000	9,000	—
Acquisition related costs	6,800,000	708,000	413,000	—	—
Other obligations	207,000	167,000	—	—	—

Totals	$12,782,000	$4,141,000	$2,484,000	$729,000	$536,000

(1)	Assumes no conversion of convertible notes

     We believe that we have sufficient cash and cash equivalents on hand to fund our future operational capital requirements and expenditures, and a sufficient level of capital in order to fund specific research and development projects or to pursue smaller additional strategic acquisitions. However, if we need additional capital funding in the future to further our strategic plans, there can be no assurance that any additional funding will be available to us, or if available, that it will be available on acceptable terms. If we are successful in obtaining additional financing, the terms of the financing may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of our common stock. We believe that if we are not successful in obtaining additional financing for further product development or strategic acquisitions, such inability may adversely impact our ability to successfully execute our business plan and may put us at a competitive disadvantage.

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

     Revenue Recognition – Electronic transaction processing fee revenue is recorded in the period the service is rendered. Certain transaction fee revenue may be subject to revenue sharing per agreements with resellers, vendors or gateway partners and are recorded as gross revenues. Revenue from sales of inventory and manufactured goods is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. Revenue from certain up-front fees is amortized ratably over the expected life of the customer or contract. Revenue from hardware leases, network access and maintenance fees is recognized ratably over the applicable period.

     Goodwill – We adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under SFAS No. 142, goodwill is reviewed at least annually for impairment. This adoption resulted in the reduction of approximately $808,000 of amortization relating to its existing goodwill each quarter, which would have otherwise been recorded through the first quarter of 2004. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a “fair value” methodology versus an undiscounted cash flow method required under previous accounting rules. In accordance with its adoption of FAS No. 142, we completed its initial impairment test of goodwill during the first quarter of 2002 and our annual test at December 31, 2002 utilizing various valuation techniques including a market value analysis. No impairment charges were recorded as a result of these tests.

     Capitalized Software Development and Research and Development – Costs incurred internally and fees paid to outside contractors and consultants during the application development stage of our internally used software products are capitalized. Costs of upgrades and major enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades are expensed as incurred. All other costs are expensed as incurred as research and development expenses (which are included in selling, general and administrative expenses). Application development stage costs generally include software configuration, coding, installation to hardware and testing. Once the project is completed, capitalized costs are amortized over their remaining estimated economic life. Our judgment is used in determining whether costs meet the criteria for immediate expense or capitalization. We periodically review projected cash flows and other criteria in assessing the impairment of any internal-use capitalized software and take impairment charges as needed.

     Equity Transactions – Over the past two years we have engaged in various equity transactions. These transactions were first aimed at providing capital to continue to operate and grow our business and then became a critical step aimed at simplifying our capital structure. These transactions are complex and require the application of various accounting rules and standards that have resulted in significant cash and non-cash charges reflected primarily as deemed dividend charges included our net loss applicable to common shareholders.

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

New Accounting Pronouncements

     In May 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” In addition, SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that SFAS No. 145 will have a material effect on its financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” SFAS No. 146 replaces Issue 94-3. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that SFAS No. 146 will have a material effect on its financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We continue to account for stock-based compensation using Accounting Principles Board Statement No. 25, “Accounting for Stock Issued to Employees,” and have not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The disclosure provisions of SFAS No. 148 have been incorporated into our footnotes to the financial statements.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies and expands on the existing disclosure requirements for guarantees. FIN No. 45 also requires recognition of a liability at fair value of a company’s obligations under certain guarantee contracts. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We believe that the consolidated financial statements as of and for the year ended December 31, 2002 are in compliance with the disclosure requirements of FIN No. 45. The initial recognition and measurement provisions of FIN No. 45 are applied only on a prospective basis to guarantees issued after December 31, 2002, irrespective of the guarantor’s fiscal year-end. We do not believe that the implementation of FIN No. 45 will have a material effect on the our consolidated financial statements and related disclosures

     In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities.” FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. Since currently we do not have variable interest entities, we do not believe that the implementation of FIN No. 46 will have a material effect on our consolidated financial statements and related disclosures.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

     This document contains forward-looking statements that reflect our current assumptions and expectations regarding future events. While these statements reflect our current judgment, they are subject to risks and uncertainties. Actual results may differ significantly from projected results due to a number of factors, including, but not limited to, the soundness of our business strategies relative to the perceived market opportunities; our ability to identify suitable acquisition candidates; our successful integration of MedUnite and any other future acquisitions; our ability to successfully develop, market, sell, cross-sell, install and upgrade our clinical and financial transaction services and applications to new and current physicians, payers, medical laboratories and pharmacies; our ability to compete effectively on price and support services; our assessment of the healthcare industry’s need, desire and ability to become technology efficient; and our ability and that of our business associates to comply with various government rules regarding healthcare information and patient privacy. These and other risk factors are more fully discussed the risk factors starting on page 15 of this Form 10-K, which we strongly urge you to read. We expressly disclaim any intent or obligation to update any forward-looking statements. When used in this document, the words “believes”, “estimated”, “expects”, “anticipates”, “may” and similar expressions are intended to identify forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We own no derivative financial instruments or derivative commodity instruments. We derive no revenues from international operations and do not believe that we are exposed to material risks related to foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedule are included beginning at Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have not had any change in or disagreement with our accountants on accounting and financial disclosures during our two most recent fiscal years or any later interim period.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our Company’s directors and executive officers are as follows:

Name	Age	Position

Edwin M. Cooperman (1)	59	Director
Michael S. Falk (2)	41	Director
John Paul Guinan	42	Executive Vice President — Prescription Services
Nancy J. Ham	41	President and Chief Operating Officer
Lonnie W. Hardin	48	Senior Vice President – Payer Services
A. Thomas Hardy	49	Senior Vice President — Laboratory Services and President — Key Communications Service, Inc.
Thomas E. Hodapp (2)	43	Director
Michael K. Hoover	47	Chairman of the Board and Chief Executive Officer
Braden R. Kelly (2)	32	Director
Kevin M. McNamara (1)	47	Director
Rafael G. Rodriguez	34	Vice President, Senior Corporate Counsel and Secretary
Judson E. Schmid	41	Executive Vice President, Chief Financial Officer and Treasurer
Eugene R. Terry (1)	64	Director
Timothy J. Tolan	44	Senior Vice President – Business Development

(1)	Member of the Audit Committee, the Chairman of which is Mr. Terry.

(2)	Member of the Compensation Committee, the Chairman of which is Mr. Falk.

     Edwin M. Cooperman has served as a director of ProxyMed since July 2000. He is a principal of T.C. Solutions, a privately-held investment and financial services consulting firm. Previously, Mr. Cooperman was Chairman of the Travelers Bank Group and Executive Vice President, Travelers Group, where he was responsible for strategic marketing, the integration of Travelers brands and products, joint and cross marketing efforts and corporate identity strategies, as well as expanding the Travelers Bank Group’s credit card portfolios. After joining Travelers in 1991, Mr. Cooperman became Chairman and CEO of Primerica Financial Services Group, which comprises Primerica Financial Services, Benefit Life Insurance Company and Primerica Financial Services Canada. Previous to this, Mr. Cooperman served at American Express where he became Chairman and Co-Chief Executive of Travel Related Services, North America. Mr. Cooperman is also a director of Comdial Corporation, US Wireless Data, Inc. and Grannum Value Mutual Fund.

     Michael S. Falk has served as a director of ProxyMed since July 2000. Mr. Falk co-founded Commonwealth Associates L.P. in 1988, and in 1995 he became Chairman and Chief Executive Officer. Commonwealth Associates is a merchant and investment bank that provides financing for small to medium size publicly traded growth businesses. He is also a director of Comdial Corporation and Managing Partner of Comvest Venture Partners, a merchant banking investment partnership. Mr. Falk is a graduate of the Stanford University Executive Program for Smaller Companies, and holds a Bachelor’s degree with honors in Economics from Queens College.

     John Paul Guinan joined ProxyMed in April 1993 and currently serves as Executive Vice President and Chief Technology Officer. Mr. Guinan served as President and a director of ProxyMed between June 1995 and December 1999. He was also its Chief Operating Officer from August 1996 to January 1998. He was an Executive Vice President of ProxyMed from July 1993 until June 1995. From March 1993 to June 1993, Mr. Guinan was the Chief Executive Officer and co-founder of ProxyScript, Inc., which ProxyMed acquired in June 1993. From 1989 until April 1993, Mr. Guinan founded and developed two companies: The Desktop Professionals, Inc., a company which supplied automation systems to South Florida professional offices; and POSitive Thinking, Inc., a software development company which specialized in point-of-sale systems. He received both a BS in Computer Science and his Juris Doctor degree from the University of Miami.

     Nancy J. Ham joined ProxyMed in October 2000 and currently serves as President and Chief Operating Officer. Prior to joining ProxyMed in October 2000, Ms. Ham served as General Manager, Institutional and Connectivity Services of Healtheon/WebMD Corporation from June 1999 to March 2000. She originally joined Healtheon in May 1998 with its acquisition of ActaMed Corporation, where she had served with Mr. Michael K. Hoover, ProxyMed’s Chairman and CEO, as Chief Financial Officer and Senior Vice President, Business Development. Upon the merger with WebMD Corporation, she became General Manager. Before joining ActaMed in 1993, Ms. Ham was a Director, Corporate Finance at Equifax, Inc. from 1992-1993, and prior to that spent five years with GE Capital’s Corporate Finance Group. Ms. Ham has a B.A. from Duke University and a Masters in International Business Studies from the University of South Carolina.

     Lonnie W. Hardin joined ProxyMed in November 1997 in connection with its acquisition of US Healthdata Interchange, Inc. (“USHDI”), and since October 2000 has been serving as Senior Vice President of Payer Services and from November 1997 to October 2000 as the Senior Vice President of Field Claims Operations. Prior to joining ProxyMed, Mr. Hardin was employed by USHDI from 1991 through 1997, during which time he held the positions of Vice President - Sales/Marketing and General Manager.

     A. Thomas Hardy joined ProxyMed in December 1998 in conjunction with ProxyMed’s acquisition of Key Communications Service, Inc. and since January 2000, has served as President and Chief Operating Officer of Key Communications. From October 2000 Mr. Hardy has also served as Senior Vice President of Laboratory Services of ProxyMed. Mr. Hardy joined Key Communications in 1995 where he served as Key Communications’ Executive Vice President and Chief Financial Officer. Mr. Hardy is a certified public accountant and has a BBA in Business from Georgia College & State University and a MBA degree from the University of Arkansas.

     Thomas E. Hodapp has served as a director of ProxyMed since July 2000. In 1999, Mr. Hodapp founded Access Capital Management, a private banking and management firm dedicated to providing financial and strategic advisory services to select, early stage private healthcare and information technology companies. From 1992 to 1998, Mr. Hodapp was a Managing Director for Robertson Stephens & Company, LLC, a leading international investment banking firm, overseeing the firm’s Healthcare Managed Care Research Group, with a focus on the managed care, practice management and healthcare information services industries. From 1988 to 1992, he was with Montgomery Medical Ventures, a venture firm focused on the biotechnology, medical device and healthcare service fields. MMV I and II actively managed long-term investments in over 40 early stage companies, many of which the firm was involved in co-founding. Prior to that, Mr. Hodapp researched the healthcare industry as an industry analyst with Goldman, Sachs & Company, S.G. Warburg Securities and Volpe & Covington. Additionally, Mr. Hodapp has been published in a number of major financial and healthcare industry journals and publications, was a two-time selection to the Wall Street Journal Research Analyst All-Star Team, and is a frequent speaker at national healthcare investment and strategy forums.

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

     Braden R. Kelly was appointed director of ProxyMed in April 2002. Mr. Kelly is a Managing Member of General Atlantic Partners, LLC, a private equity investment firm that invests in information, communications and media companies on a global basis, where he has been employed in various capacities since 1995. Prior to joining General Atlantic, Mr. Kelly was a member of the Mergers, Acquisitions, and Restructurings Department at Morgan Stanley & Co. He also serves as a director of Eclipsys Corporation, Tickets.com, HEALTHvision, Inc. and Schaller Anderson, Inc. Mr. Kelly received his B.A. in Finance and Business Economics from the University of Notre Dame.

     Kevin M. McNamara was appointed as a Director of ProxyMed in September 2002. He has served as a principal with Voyent Partners, a private equity firm, since August 2001. Mr. McNamara served as the Chief Executive Officer for Private Business, Inc. from 1999 until 2001. From 1996 to 1999, he served as Chief Financial Officer for ENVOY Corporation, and was President of Merchant Services Division of National Bancard Corporation (NaBANCO) from 1994 to 1995. Mr. McNamara also serves as a director of Enhancement Services Corporation, HEALTHvision, Inc. and Digiscripts, Inc. Mr. McNamara received his undergraduate degree at Virginia Commonwealth University and his Masters of Business Administration at the University of Richmond, Virginia. Mr. McNamara is a certified public accountant in Virginia.

     Rafael G. Rodriguez re-joined ProxyMed in January 2002 and currently serves as Vice President, Senior Corporate Counsel and Secretary. Mr. Rodriguez was Associate Counsel of ProxyMed from June 1997 to February 1999. Between February 1999 to April 2001, he served as Counsel to Milgo Solutions, LLC, (now NextiraOne), a Platinum Equity portfolio company. Prior to first joining ProxyMed in 1997, Mr. Rodriguez was Associate Counsel for GMIS, a McKesson HBOC, Inc. company. Mr. Rodriguez graduated from the University of Pennsylvania School of Law in 1994, and he is admitted to practice law in the states of Pennsylvania, New Jersey and Florida.

     Judson E. Schmid currently serves as Executive Vice President, Chief Financial Officer and Treasurer of ProxyMed. From April 1996 to October 2000, he was ProxyMed’s Vice President — Corporate Finance and Corporate Controller. From August 1994 to September 1995, Mr. Schmid was the Corporate Controller for CardioLife Corporation, a privately-held medical provider of transtelephonic cardiac monitoring services. From September 1990 to August 1994, he was the Corporate Controller of Sports-Tech International, Inc., a publicly-held developer and supplier of computer controlled video editing systems for the sports industry. From September 1985 to September 1990, he worked as an Audit Supervisor for two public accounting firms, including KPMG. Mr. Schmid received his undergraduate degree at the University of Florida and his Masters of Accounting at Florida Atlantic University. Mr. Schmid is a certified public accountant in Florida (inactive status elected).

     Eugene R. Terry has been a director of ProxyMed since August 1995. Mr. Terry is a pharmacist and is a principal of T.C. Solutions, a privately-held investment and financial services consulting firm. Until 2001, Mr. Terry was a director on the board of In-Home Health, a home health care company acquired by Manor Care, Inc. In 1971, Mr. Terry founded Home Nutritional Support, Inc. (“HNSI”), one of the first companies established in the home infusion industry. In 1984, HNSI was sold to Healthdyne, Inc. HNSI was later sold to the W.R. Grace Group. From 1975 to 1984, Mr. Terry was also founder and Chief Executive Officer of Paramedical Specialties, Inc., a respiratory and durable medical equipment company, which was also sold to Healthdyne, Inc. Since April 2002, Mr. Terry also serves as chairman of Gender Sciences, Inc. a Nasdaq nutraceutical company headquartered in New Jersey.

     Timothy J. Tolan was appointed Senior Vice President of Business Development in January 2001. Before joining ProxyMed, Mr. Tolan was Vice President of Sales for ePhysician, Inc from May 2000 until his appointment at ProxyMed. He was Vice President of Sales – Lab/PBM for Healtheon/WebMD Corporation from August 1998 through May 2000. Prior to Healtheon/WebMD, Mr. Tolan also held the position of Vice President of Sales – Eastern Region for CITATION Computer Systems, a laboratory information system company. Prior to CITATION, Mr. Tolan spent twelve years in the physician practice management market.

     Audit Committee - Our Audit Committee consists of three non-employee, independent directors: Eugene R. Terry (Chair), Edwin M. Cooperman and Kevin M. McNamara. Gerald B. Cramer, a former director of the Company and member of the Audit Committee, resigned in February 2003 and has not been replaced. Additionally, Braden R. Kelly is an observer to this committee. The Audit Committee is responsible for meeting with representatives of our independent accountants and with representatives of senior management to review the general scope of our annual audit, matters relating to internal audit control systems and the fee charged by the independent accountants. In addition, pursuant to its Charter, the Audit Committee is responsible for reviewing and monitoring the performance of non-audit services by our independent accountants and for recommending the engagement or discharge of our independent accountants.

     Compensation Committee - Our Compensation Committee consists of three non-employee, independent directors: Michael S. Falk, Thomas E. Hodapp and Braden R. Kelly. Gerald B. Cramer, a former director of the Company and chair of the Compensation Committee, resigned in February 2003. In March 2003, Mr. Falk was appointed to the committee to replace Mr. Cramer and was also appointed as chairman of this committee. The Compensation Committee is responsible for approving and reporting to the Board on the annual compensation for all officers, including salary, stock options and other consideration, if any. The Compensation Committee is also responsible for granting stock options to be made under our existing plans.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities and Exchange Act of 1934 (the “Exchange Act”) requires our officers and directors, and persons who own more than 10% of the registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

     Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during our fiscal year ended December 31, 2002, all filing requirements applicable to our officers and directors and greater than 10% beneficial owners were complied with, except that Messrs. Guinan, Hardin, Hardy and Schmid failed to timely file Form 4’s relating to their cancellation of stock options in March 2002; Messrs. Hardin and Schmid failed to timely file a Form 4 regarding the granting of stock options in September 2002; Mr. Hardy failed to timely file a Form 4 relating to our Series C warrant exchange in 2001; and Messrs. Cooperman, Kelly and Terry failed to timely file Form 4’s relating to their respective grants of stock options upon re-election to our Board of Directors in May 2002.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid during the past three fiscal years to our Chief Executive Officers and our other four most highly compensated executive officers during year 2002 with annual compensation over $100,000 for such years (the “named executive officers”), plus up to two additional individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as executive officers at the end of the last completed fiscal year:

Summary Compensation Table

								Long-Term Compensation

		Annual Compensation						Awards		Payouts

						Other		Restricted	Securities		All
Name and						Annual		Stock	Underlying	LTIP	Other
Principal		Salary		Bonus		Comp.		Award(s)	Options/	Payouts	Compen-
Position	Year	($)		($)		($)		($)	SARs (#)	($)	sation ($)

Michael K. Hoover	2002	150,000		15,000	(2)				45,508		—
Chairman and Chief	2001	110,019		—		—		—	19,104	—	1,000	(6)
Executive Officer	2000	56,553	(1)	—		285,000	(1)	—	333,333	—	1,000	(6)

John Paul Guinan	2002	180,192		2,500	(2)	—		—	29,788 (8)	—	—
EVP — Prescription	2001	175,155		—		—		—	2,740	—	1,000	(6)
Services	2000	188,059		—		—		—	26,667	—	1,000	(6)

Nancy J. Ham	2002	163,269		15,000	(2)	34,481	(3)(4)	—	38,572	—	—
President and Chief	2001	141,096		—		26,180	(4)	—	9,596	—	1,000	(6)
Operating Officer	2000	35,585	(5)	5,000	(2)	—		—	43,333	—	—

Lonnie W. Hardin	2002	164,057		10,000	(2)			—	21,522 (8)	—	—
SVP, Payer Services	2001	137,800		14,138	(2)	—		—	3,000	—	1,000	(6)
	2000	137,800		8,750	(2)	—		—	13,333	—	1,000	(6)

A. Thomas Hardy	2002	182,346		2,500	(2)	—		—	25,921 (8)	—	—
SVP — Lab Services and	2001	199,904		—		—		—	12,624	—	1,000	(6)
President of Key	2000	230,602		20,000	(2)	—		—	20,000	—	8,667	(7)
Communications Service, Inc.

(1)	Mr. Hoover joined us on July 28, 2000. As part of his employment agreement dated July 28, 2000, Mr. Hoover was awarded 13,333 shares of common stock valued at $285,000.

(2)	Earned in current fiscal year but paid in following fiscal year.

(3)	Consists of reimbursement of relocation expenses of $9,461, including tax reimbursement of $3,122.

(4)	Consists of reimbursement of living expenses for Florida housing, including tax reimbursements of $7,020 and $4,580 in 2002 and 2001, respectively.

(5)	Ms. Ham joined us on October 16, 2000.

(6)	Matching employer contributions made under the ProxyMed, Inc. 401(k) Plan.

(7)	Includes matching employer contributions of $8,000 the Key Communications Service, Inc. 401(k) Plan and $667 made under the ProxyMed, Inc. 401(k) Plan for 2000.

(8)	Includes stock options cancelled and reissued as follows: 13,333 options for Mr. Guinan, 1,434 options for Mr. Hardin, and 9,466 options for Mr. Hardy.

     The following table provides information on stock option grants during fiscal year 2002 to each of the named executive officers:

Option/SAR Grants in Last Fiscal Year

	Individual Grants
					Potential Realizable Value
	# of Securities	% of Total			at Assumed Annual Rates
	Underlying	Options/SARs			of Stock Price Appreciation
	Options/	Granted To			for Option Term*
	SARs	Employee In	Exercise or Base	Expiration
Name	Granted	Fiscal Year	Price	Date	5%	10%

Michael K. Hoover	45,508	13.8%	$17.36	6/18/12	$496,839	$1,259,087
John Paul Guinan	29,788	9.0%	$15.55	9/27/12	$291,306	$738,227
Nancy J. Ham	2,640	0.8%	$16.82	3/31/07	$12,268	$27,110
Nancy J. Ham	35,932	10.9%	$17.36	6/18/12	$392,292	$994,144
Lonnie W. Hardin	21,522	6.5%	$15.55	9/27/12	$210,470	$533,373
A. Thomas Hardy	25,921	7.8%	$15.55	9/27/12	$253,490	$642,392

*	The assumed annual rates of stock price appreciation are required disclosures, and are not intended to forecast future stock appreciation.

     The following table sets forth certain information concerning unexercised options held by each of the named executive officers:

Aggregated Option/SAR Exercises in Last Fiscal Year
and FY-End Options/SAR Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
	# of Shares		Options/SARs at FY-End (#)		Options/SARs at FY-End ($)**
	Acquired on	$ Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Michael K. Hoover	—	—	253,343	144,602	$—	$—
John Paul Guinan	—	—	27,404	31,791	$—	$—
Nancy J. Ham	—	—	51,444	40,057	$—	$—
Lonnie W. Hardin	—	—	18,673	19,182	$—	$—
A. Thomas Hardy	—	—	29,714	28,831	$—	$—

**	Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year-end market value of the common stock, which was $10.44 on December 31, 2002.

     There were no awards made to named executive officers in the last completed fiscal year under any long-term incentive plan for performance to occur over a period longer than one fiscal year. We do not have any defined benefit or actuarial plans for our employees.

     The following table sets forth certain information concerning repriced stock options held by each of the named executive officers:

Ten Year Options/SAR Repricings

		Number of
		securities	Market price			Length of original
		underlying	of stock at			option term
		options/SARs	time of	Exercise price		remaining at
		repriced or	repricing or	at time of		date of
		amended	amendment	repricing or	New exercise price	repricing or
Name	Date	(#)	($)	amendment	($)	amendment

John Paul Guinan	9/27/02	10,000	$15.55	$57.45	$15.55	1.1 years
John Paul Guinan	9/27/02	1,000	$15.55	$104.10	$15.55	4.1 years
John Paul Guinan	9/27/02	2,333	$15.55	$198.75	$15.55	1.8 years
Lonnie W. Hardin	9/27/02	667	$15.55	$148.20	$15.55	1.4 years
Lonnie W. Hardin	9/27/02	767	$15.55	$198.75	$15.55	1.8 years
A. Thomas Hardy	9/27/02	6,533	$15.55	$165.00	$15.55	1.9 years
A. Thomas Hardy	9/27/02	2,933	$15.55	$176.25	$15.55	6.3 years

     Certain stock options for executive officers and directors were amended in 2000 and 2001 to allow for extensions of exercise periods (typically one to three years) after termination of employment. Additionally, in January 2002, the exercise period of certain vested options held by our three resigning directors were extended through December 31, 2003. In January 2002, our Board of Directors agreed to cancel a total of 37,767 stock options with exercise prices ranging from 57.45 to $202.50 previously issued to employees with the intent of reissuing the same number of options in the future at the then current market price. In September 2002, we issued 36,867 stock options at an exercise price of $15.55 per share pursuant to these instructions, including 24,233 stock options to the named executives in the above table. In all cases noted here, the market price of our common stock was below the exercise price of the options at the time of amendment.

     In January 2002, the Compensation Committee of our Board of Directors agreed to authorize bonuses for members of executive and senior management in the event of a change in control of our company. These bonuses would be based on the calculated per share value of the transaction, are payable in cash and/or stock, and are contingent upon certain conditions including obtaining a minimum per share value and being an active employee at the time of such event.

Compensation of Directors

     Our employee directors are not compensated for their services as directors. Non-employee directors are compensated with stock options for their services as directors as follows: Effective beginning May 22, 2002, each non-employee director will be granted 15,000 stock options upon his or her initial appointment or election to the Board of Directors by the shareholders with such grant vesting equally over the following three years. On each subsequent election by the shareholders, each non-employee director receives an additional 5,000 share stock option grant which vests immediately. Additionally, each non-employee director receives an annual 2,500 share stock option grant for each subcommittee membership. Such subcommittee grants vest in full after three years but may be accelerated to vest immediately on a prorata basis (based on four projected subcommittee meetings per election year) as determined by the attendance of the director at each subcommittee meeting. For the 2002-2003 election year, options to purchase a total of 71,875 shares of common stock at exercise prices of $12.54 to $20.20 were granted pursuant to the above guidelines. Of this amount, 8,125 stock options were accelerated to vest by December 31, 2002. Additionally, all directors are reimbursed for reasonable expenses incurred in attending board meetings.

Employment Agreements with the Named Executive Officers

     In July 2000, we entered into an employment agreement with Mr. Hoover. The agreement is for a three-year term and automatically extends from year to year thereafter unless terminated by us upon 90 days written notice or by the employee upon 30 days written notice prior to the end of the initial term or any extension. Mr. Hoover currently receives an annual base salary of $225,000 (effective January 1, 2003) and is entitled to such bonuses as may be awarded from time to time and to participate in any stock option plans that we may now have or in the future develop. He may be terminated for “cause” as defined in his agreement. If terminated for cause, he will be entitled to base salary earned, and he will retain all vested stock options. If, upon 90 days prior written notice, he is terminated “without cause,” he will be entitled to receive an amount equal to his base salary plus bonus, if any, and continuation of health insurance for six months following termination, plus any unvested options shall vest. In addition, the agreement contains confidentiality and non-competition covenants.

     In October 2000, we entered into an employment agreement with Ms. Ham. The agreement is for a three-year term and automatically extends from year to year thereafter unless terminated by us upon 90 days written notice or by the employee upon 30 days written notice prior to the end of the initial term or any extension. Ms. Ham currently receives an annual base salary of $200,000 (effective January 1, 2003) and is entitled to such bonuses as may be awarded from time to time and to participate in any stock option plans that we may now have or in the future develop. Upon her promotion to president in October 2001, Ms. Ham was awarded a $25,000 salary increase which she deferred until April 1, 2002. In lieu of this increase, she was granted 2,640 stock options at an exercise price of $16.82 per share; these options vested on March 31, 2002. She may be terminated for “cause” as defined in her agreement. If terminated for cause, she will be entitled to base salary earned, and she will retain all vested stock options. If, upon 90 days prior written notice, she is terminated “without cause,” she will be entitled to receive an amount equal to her base salary plus bonus, if any, and continuation of health insurance for six months following termination, plus any unvested options shall vest. In addition, the agreement contains confidentiality and non-competition covenants.

     In December 1995, we entered into an employment agreement with Mr. Guinan, which is automatically extended from year to year unless terminated by either party upon 60 days written notice. Mr. Guinan currently receives an annual base salary of $185,000 (effective January 1, 2003) and is entitled to such bonuses as may be awarded from time to time by the Board of Directors and to participate in any stock option plans that we may now have or in the future develop. Mr. Guinan may be terminated for “cause” as defined in the agreement. If he is terminated for cause, he will be entitled to base salary earned, and he will retain all vested stock options. If he is terminated “without cause,” then he will be entitled to receive an amount equal to his base salary and bonus, if any, and continuation of health insurance for six months following termination, plus any unvested options shall vest. In addition, the agreement contains confidentiality and non-competition covenants.

     In March 2001, we entered into an employment agreement with Mr. Hardin. The agreement is for a three-year term and automatically extends from year to year thereafter unless terminated by us upon 90 days written notice or by the employee upon 30 days written notice prior to the end of the initial term or any extension. Mr. Hardin currently receives an annual base salary of $185,000 (effective January 1, 2003), and is entitled to such bonuses as may be awarded from time to time and to participate in any stock option plans that we may now have or in the future develop. He may be terminated for “cause” as defined in his agreement. If terminated for cause, he will be entitled to base salary earned, and he will retain all vested stock options. If, he is terminated “without cause,” he will be entitled to receive an amount equal to his base salary plus bonus, if any, and continuation of health insurance for six months following termination, plus any unvested options shall vest. In addition, the agreement contains confidentiality and non-competition covenants.

     In December 1998, upon acquiring Key Communications, we entered into a three-year employment agreement with Mr. Hardy. Under this agreement, Mr. Hardy received an annual base salary of $225,000 and was eligible to receive an annual bonus up to $40,000 as may be awarded by the Board of Directors. In December 2001, we entered into a new employment agreement with Mr. Hardy. The agreement is for a three-year term and automatically extends from year to year thereafter unless terminated by us upon 90 days written notice or by the employee upon 30 days written notice prior to the end of the initial term or any extension. Under this new agreement, Mr. Hardy currently receives an annual base salary of $185,000 (effective January 1, 2003) and is entitled to such bonuses as may be awarded from time to time and to participate in any stock option plans which we may now have or in the future develop. He may be terminated for “cause” as defined in his agreement. If terminated for cause, he will be entitled to base salary earned, and he will retain all vested stock options. If he is terminated “without cause”, he will be entitled to receive an amount equal to his base salary plus bonus, if any, and continuation of health insurance for six months following termination, plus any unvested options shall vest. In addition, the agreement contains confidentiality and non-competition covenants.

Liability and Indemnification of Our Directors and Officers

     The Florida Business Corporation Act provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duty as directors, except for liability (i) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (ii) for any unlawful payment of a dividend or unlawful stock repurchase or redemption, as provided in Section 607.0834 of the Florida Business Corporation Act, (iii) for any transaction from which the director derived an improper personal benefit, or (iv) for a violation of criminal law (the “Exceptions”). Our Restated Articles of Incorporation and Bylaws also provide that we shall indemnify our directors and officers to the fullest extent permitted by Section 607.0831 of the Florida Business Corporation Act, including circumstances in which indemnification is otherwise discretionary. We have procured and maintain insurance under which our directors and officers are insured, subject to the limits of the policy, against certain losses arising from claims made against such directors and officers. Subject to the Exceptions, we have entered into indemnification agreements with most of our directors and executive officers limiting their personal liability for monetary damages and reasonable attorney fees, except for personal liability that cannot be eliminated under the Florida Business Corporation Act.

     Certain information required by Item 402(j) of Regulation S-K is incorporated herein by reference to the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2002, under the caption “Compensation Committee Interlocks and Insider Participation.” The Report of the Compensation Committee and the Stock Performance Graph contained in the Proxy Statement are specifically excluded from incorporation by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information to our knowledge or as reported to us regarding the beneficial ownership of our common stock as of March 28, 2003, with respect to (i) each person known to us to be the beneficial owner of more than 5% of our common stock, including exercisable options and warrants; (ii) each director; (iii) each executive officer named in the Summary Compensation Table; and (iv) all of our directors and officers as a group. Beneficial ownership is determined under the rules and regulations of the Securities and Exchange Commission, or SEC.

Name and Address (1)	# of Shares (2)	% of Class

Edwin M. Cooperman (3)	21,202	*
Michael S. Falk (4)	429,674	6.3%
John Paul Guinan (5)	26,154	*
Nancy J. Ham (6)	55,527	*
Lonnie W. Hardin (7)	18,673	*
A. Thomas Hardy (8)	78,357	1.2%
Thomas E. Hodapp (9)	18,206	*
Michael K. Hoover (10)	394,457	5.6%
Braden R. Kelly (11)	2,124,895	29.0%
Kevin M. McNamara (12)	625	*
Rafael G. Rodriguez (13)	1,000	*
Judson E. Schmid (14)	20,566	*
Eugene R. Terry (15)	21,139	*
Timothy J. Tolan (16)	24,435	*
General Atlantic Partners, LLC (11)	2,118,645	28.9%
Three Pickwick Plaza Greenwich, CT 06830
Cramer Rosenthal & McGlynn, LLC (17)	489,629	7.2%
520 Madison Avenue New York, NY 10022
FMR Corp. (18)	409,200	6.0%
82 Devonshire Street Boston, MA 02109

Name and Address (1)	# of Shares (2)	% of Class

All directors and officers as a group (29 persons) (19)	3,245,464	41.4%

*	Less than 1%

(1)	The address for each person, unless otherwise noted, is 2555 Davie Road, Suite 110, Fort Lauderdale, Florida 33317-7424.

(2)	In accordance with Rule 13d-3 of the Exchange Act, shares that are not outstanding, but that are subject to options, warrants, rights or conversion privileges exercisable within 60 days from March 28, 2003, have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the individual having such right, but have not been deemed outstanding for the purpose of computing the percentage for any other person.

(3)	Includes 5,450 shares held of record and 15,752 shares issuable upon the exercise of currently exercisable stock options.

(4)	Includes 132,190 shares held of record by Michael Falk and various Falk family trusts and foundations and 6,723 shares issuable upon the exercise of currently exercisable stock options and warrants. Additionally, includes (i) 19,402 shares held of record by Commonwealth Associates, LP for which Mr. Falk is a control person; (ii) 16,278 shares held of record by ComVest Capital Partners, LLC for which Mr. Falk is a managing member; and (iii) 248,446 shares held of record and 6,635 shares issuable upon the exercise of currently exercisable warrants by Commonwealth Liquidation, LLC for which Mr. Falk is a controlling member as reported in Form 4 filed with the SEC on March 6, 2003.

(5)	Includes 67 shares held of record and 26,087 shares issuable upon the exercise of currently exercisable stock options.

(6)	Includes 4,083 shares held of record and 51,444 shares issuable upon the exercise of currently exercisable stock options.

(7)	Includes 18,673 shares issuable upon exercise of currently exercisable stock options.

(8)	Includes 48,643 shares held of record and 29,715 shares issuable upon exercise of currently exercisable stock options.

(9)	Includes 3,067 shares held of record and 15,139 shares issuable upon exercise of currently exercisable stock options.

(10)	Includes 141,114 shares held of record and 253,343 shares issuable upon exercise of currently exercisable stock options.

(11)	Includes 6,250 shares issuable upon exercise of currently exercisable stock options for Mr. Kelly. Additionally, includes the following shares of common stock held by various General Atlantic entities: (i) 1,289,821 shares owned by General Atlantic Partners 74, L.P.; (ii) 175,141 shares owned by GAP Coinvestment Partners II, L.P.; (iii) 101,833 shares owned by GapStar, LLC; and (iv) 2,571 shares owned by GAPCO GmbH & Co. KG. These shares, along with warrants to purchase an aggregate of 549,279 shares of common stock (which are exercisable beginning April 5, 2003), were acquired in a private placement transaction completed on April 5, 2002. Braden R. Kelly, a director of the Company, is a managing member of General Atlantic Partners, LLC and general partner of GAP Coinvestment Partners II, L.P. General Atlantic Partners, LLC is the general partner of General Atlantic Partners 74, L.P. and the manager member of GapStar, LLC. All but one of the managing members of General Atlantic Partners, LLC are also the general partners of GAP Coinvestment Partners II, L.P. Certain of the managing members of General Atlantic Partners, LLC are authorized and empowered to vote and dispose of the shares held by GAPCO GmbH & Co KG. Mr. Kelly disclaims beneficial ownership of the shares referred in clauses (i), (ii), (iii) and (iv) above, except to the extent of his pecuniary interest herein.

(12)	Includes 625 shares issuable upon exercise of currently exercisable stock options.

(13)	Includes 1,000 shares issuable upon exercise of currently exercisable stock options.

(14)	Includes 1,186 shares held of record and 19,380 shares issuable upon exercise of currently exercisable stock options.

(15)	Includes 21,139 shares issuable upon exercise of currently exercisable stock options.

(16)	Includes 1,333 shares held of record and 23,102 shares issuable upon exercise of currently exercisable stock options.

(17)	Includes 365,990 shares beneficially owned by Cramer Rosenthal McGlynn, LLC (“CRM LLC”) and 123,639 shares beneficially owned by Gerald B. Cramer as reported in Form 13D filed with the SEC on January 10, 2003. Mr. Cramer is principally employed as the Chairman of CRM LLC and was a director of the Company until February 2003.

(18)	Includes 409,200 shares beneficially owned by FMR Corp as reported in Form 13G filed with the SEC on February 14, 2003. FMR Corp. is the parent company of Fidelity Management & Research Company which, through its ownership of the Fidelity Small Cap Stock Fund, owns these shares of the Company.

(19)	Includes 2,190,626 shares held of record by the named officers and directors and their related parties and 1,054,838 shares issuable upon exercise of currently exercisable stock options and warrants.

Equity Compensation Plans

     We have various stock option plans for employees, directors and outside consultants, under which both incentive stock options and non-qualified options may be issued. Under such plans, options to purchase up to 1,281,017 shares of common stock may be granted. Options may be granted at prices equal to the fair market value at the date of grant, except that incentive stock options granted to persons owning more than 10% of the outstanding voting power must be granted at 110% of the fair market value at the date of grant. At the Company’s Annual Meeting of Shareholders held on May 22, 2002, the shareholders approved a new 2002 Stock Option Plan pursuant to which options to purchase 600,000 shares of common stock may be issued to employees, officers and directors. In addition, as of December 31, 2002, options for the purchase of 418,142 shares to newly-hired employees remain outstanding. Stock options issued by ProxyMed generally vest within three years, and expire up to ten years from the date granted. See Note 15 to the Consolidated Financial Statements and related notes beginning on page F-1 for more information on our equity compensation plans.

     The following table sets forth information regarding our compensation plans under which equity securities are authorized for issuance as of December 31, 2002:

Equity Compensation Plan Information

	Number of securities		Number of securities
	to be issued upon	Weighted-average exercise	remaining available for
Plan	exercise of outstanding	price of outstanding	future issuance under
Category	options, warrants and rights	options, warrants and rights	equity compensation plans

Equity compensation plans approved by security holders	666,413	$22.12	575,042
Equity compensation plans not approved by security holders (1)	418,142	$25.10	—
Total	1,084,555	$23.27	575,042

(1)	The Company maintains a stock option plan to grant stock options to newly-hired employees. Such plan was not required to be approved by the shareholders of the Company. Since January 2002, no additional grants of options have been made from this plan. Any grants to newly-hired employees since January 2002 have since been made from plans approved by our shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In April 1997, we made loans totaling $350,000 to Mr. Blue, our former chairman of the board and chief executive officer. The funds were advanced pursuant to two demand promissory notes in the principal amounts of $290,000 and $60,000, respectively, each bearing interest at a rate of 7-3/4% per annum. On June 30, 2000, we amended the terms of these notes whereby interest on the notes ceased to accrue subsequent to July 1, 2000 and the loan plus accrued interest, totaling $435,900 at June 30, 2000, would be payable in a balloon payment in December 2001. The loans were collateralized with options to purchase 36,667 shares of common stock granted to Mr. Blue under our stock option plans. As of December 31, 1999, these loans were included in other assets on the balance sheet; as of December 31, 2000, all amounts owed under these loans were reclassified to stockholders’ equity.

     In December 2001, a payment of $250,000 was received from Mr. Blue and applied against the outstanding balance of the loans. We agreed to refinance the remaining $185,983 balance and a new promissory note was executed by Mr. Blue. This new note requires monthly interest payments at prime rate plus 1%, established at the beginning of each calendar quarter, and is payable in a balloon payment on or before December 31, 2003. The note is collateralized with options to purchase 36,667 shares of common stock granted to Mr. Blue under the our stock option plans along with additional warrants granted to Mr. Blue from various other public companies. In January 2002, Mr. Blue resigned from the our Board of Directors and the remaining Board members agreed to extend the exercise period of the stock options held as collateral for the note in an effort to maximize the potential for repayment.

     In March 2001, Mr. Guinan entered into an uncollateralized promissory note for $45,400 for amounts previously borrowed from us. The promissory note calls for minimum bi-weekly payments of $350 deducted directly from Mr. Guinan’s payroll until the note is paid in full on or before February 2006. The note is non-interest bearing but interest is imputed annually based on the Internal Revenue Service Applicable Federal Rate at the time the note was originated (4.98%). Under terms of the promissory note, if Mr. Guinan is terminated without cause the note is due in full after nine months from the date of termination as long as the scheduled bi-weekly payments continue to be made. As of December 31, 2002, the unpaid principal balance of the note is $23,000.

ITEM 14. CONTROLS AND PROCEDURES.

     Within 90 days prior to the date of this report, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)), under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that there was no reasonably apparent deficiency in the Company’s disclosure controls and procedures such that the controls and procedures should not be expected to operate effectively. The Company is not aware of any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of such controls by the Company.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Page

(a)	(1)	The following financial statements are included in Part II, Item 8:
Consolidated Financial Statements:
		Report of Independent Certified Public Accountants	F-2
		Consolidated Balance Sheets – December 31, 2002 and 2001	F-3
		Consolidated Statements of Operations – Years Ended December 31, 2002, 2001 and 2000	F-4
		Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2002, 2001 and 2000	F-5
		Consolidated Statements of Cash Flows — Years Ended December 31, 2002, 2001 and 2000	F-6
		Notes to Consolidated Financial Statements	F-7 – F-46
	(2)	The following schedule for the years 2002, 2001 and 2000 is submitted herewith:
		Schedule II — Valuation and Qualifying Accounts - Years Ended December 31, 2002, 2001 and 2000	F-47
	(3)	Exhibits required to be filed by Item 601 of Regulation S-K as exhibits to this Report are listed in the Exhibit Index appearing on pages 54 through 59.
(b)		Reports on Form 8-K:
October 24, 2002 – Report announcing Third Quarter 2002 telephone conference call to be held on October 24, 2002, including information to be presented on call and press release dated October 23, 2002, pursuant to Regulation FD.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2003	PROXYMED, INC

	By:	/s/ Michael K. Hoover

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

SIGNATURES	TITLE	DATE

/s/ Michael K. Hoover Michael K. Hoover	Chairman of the Board and Chief Executive Officer (principal executive officer)	April 15, 2003

/s/ Judson E. Schmid Judson E. Schmid	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	April 15, 2003

/s/ Edwin M. Cooperman Edwin M. Cooperman	Director	April 15, 2003

/s/ Michael S. Falk Michael S. Falk	Director	April 15, 2003

/s/ Thomas E. Hodapp Thomas E. Hodapp	Director	April 15, 2003

/s/ Braden R. Kelly Braden R. Kelly	Director	April 15, 2003

/s/ Kevin M. McNamara Kevin M. McNamara	Director	April 15, 2003

/s/ Eugene R. Terry Eugene R. Terry	Director	April 15, 2003

CERTIFICATIONS

I, Michael K. Hoover, Chief Executive Officer of ProxyMed, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of ProxyMed, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to the significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Michael K. Hoover

Michael K. Hoover Chairman of the Board and Chief Executive Officer

I, Judson E. Schmid, Chief Financial Officer of ProxyMed, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of ProxyMed, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to the significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Judson E. Schmid

Judson E. Schmid Executive Vice President, and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement dated July 30, 2002 between ProxyMed, Inc. and MDIP, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K File No. 000-22052, reporting an event dated July 31, 2002).
2.2	Stock Purchase Agreement dated May 6, 2002 between ProxyMed, Inc. and KenCom Communications & Services, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K File No. 000-22052, reporting an event dated May 6, 2002).
2.3	Agreement and Plan of Merger and Reorganization dated December 31, 2002 between ProxyMed, Inc., Davie Acquisition Corp., and MedUnite Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K File No. 000-22052, reporting an event dated December 31, 2002).
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).
3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).
3.3	Articles of Amendment to Articles of Incorporation dated July 25, 2001 (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).
3.4	Articles of Amendment to Articles of Incorporation dated August 21, 2001 (incorporated by reference to Exhibit 2.2 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).
3.5	Articles of Amendment to Articles of Incorporation of ProxyMed, Inc. dated December 21, 2001 (incorporated by reference to Exhibit 3.1 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).
4.1	Form of Warrant to Purchase Common Stock of ProxyMed dated December 23, 1999, issued to certain investors (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated December 23, 1999).
4.2	Registration Rights Agreement by and among ProxyMed and the investors named therein dated as of December 23, 1999 (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 000-22052, reporting an event dated December 23, 1999).
4.3	Form of Exchanged Warrant to Purchase Common Stock of ProxyMed dated May 4, 2000, issued to certain investors (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).
4.4	Form of New Warrant to Purchase Common Stock of ProxyMed dated May 4, 2000, issued to certain investors (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).

Exhibit No.	Description

4.5	Registration Rights Agreement by and among ProxyMed and the investors named therein dated as of May 4, 2000 (incorporated by reference to Exhibit 4.3 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).
4.6	Registration Rights Agreement between ProxyMed and Fisher Capital Ltd. and Wingate Capital Ltd. dated as of April 24, 2001 (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated April 24, 2001).
4.7	Registration Rights Agreement between ProxyMed and Royal Bank of Canada and Leonardo, L.P. dated as of April 24, 2001 (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 000-22052, reporting an event dated April 24, 2001).
10.2	Strategic Marketing Agreement among ProxyMed, IntePlex, Inc. and Bergen Brunswig Drug Company dated February 1, 1996 (incorporated by reference to Exhibit 1 of Form 8-K, File No. 000-22052, reporting an event dated February 1, 1996).
10.3	Agreement for Acquisition of Stock between ProxyMed and National Health Care Affiliates, Inc. dated September 6, 1995 (incorporated by reference to Exhibit 1 of Form 8-K, File No. 000-22052, reporting an event dated August 28, 1996).
10.4	Asset Purchase Agreement between ProxyMed and Eckerd Corporation (incorporated by reference to Exhibit 1 to the Form 8-K, File No. 000-22052, reporting an event dated February 7, 1995).
10.6	*Employment Agreement between ProxyMed and John Paul Guinan (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).
10.8	Asset Purchase Agreement between ProxyMed and Clinical Microsystems, Inc. and Glenn Gilchrist (incorporated by reference to Exhibit 1 of Form 8-K, File No. 000-22052, reporting an event dated March 14, 1997).
10.9	*Employment Agreement between ProxyMed and Frank M. Puthoff dated November 11, 1996 (incorporated by reference to Exhibit 10.7 of the Form 10-KSB for the period ending December 31, 1996).
10.10	*Amended 1993 Stock Option Plan (incorporated by reference to Exhibit A of ProxyMed’s Proxy Statement for its 1994 Annual Meeting of Shareholders).
10.11	*1995 Stock Option Plan (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).
10.12	*1995 Outside Director Stock Option Plan (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

Exhibit No.	Description

10.15	Stock Purchase Agreement between ProxyMed and WPJ, Inc. and Robert Weinberger and Mark Pehl (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated May 19, 1998).
10.16	Asset Purchase Agreement between ProxyMed and Hayes Computer Systems, Inc. and Danny Hayes (incorporated by reference to Exhibit 1 of From 8-K, File No. 000-22052, reporting an event dated April 30, 1997).
10.17	Asset Purchase Agreement between ProxyMed and US HealthData Interchange, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated November 19, 1997).
10.18	*1997 Stock Option Plan (incorporated by reference to Exhibit A of ProxyMed’s Proxy Statement for its 1997 Annual Meeting of Shareholders).
10.20	Agreement and Plan of Merger between ProxyMed Acquisition Corp., Key Communications Service, Inc., Jeff K. Carpenter, A. Thomas Hardy and Carl W. Garmon (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated December 31, 1998).
10.22	Asset Purchase Agreement between ProxyMed and Specialized Medical Management, Inc. and its parent, Texas Health Management Services, Inc., dated January 12, 1999 (incorporated by reference to Exhibit 10.22 of the 10-K for the period ending December 31, 1998).
10.23	*Form of Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.23 of the Registration Statement on Form S-8, File No. 333-92905).
10.25	Securities Purchase Agreement dated as of December 23, 1999, by and among ProxyMed and the Series B Preferred investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.24 of Form 8-K, File No. 000-22052, reporting an event on December 23, 1999).
10.26	Prospectus dated as of December 28, 2000, relating to the sale of Series C Preferred to the selling shareholders listed therein (incorporated by reference to the Registration Statement on Form S-3, File No. 333-51856).
10.27	Redemption and Exchange Agreement between ProxyMed and certain investors named therein (incorporated by reference to Exhibit 10.27 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).
10.28	*Employment Agreement between ProxyMed and Michael K. Hoover dated July 28, 2000 (incorporated by reference to Exhibit 99.1 of Form 10-Q for the period ending September 30, 2000).
10.29	*Employment Agreement between ProxyMed and Judson E. Schmid dated September 29, 2000 (incorporated by reference to Exhibit 99.2 of Form 10-Q for the period ending September 30, 2000).

Exhibit No.	Description

10.30	*Employment Agreement between ProxyMed and Nancy J. Ham dated October 2, 2000 (incorporated by reference to Exhibit 99.3 of Form 10-Q for the period ending September 30, 2000).
10.31	*Employment Agreement between ProxyMed and Timothy J. Tolan dated January 23, 2001 (incorporated by reference to Exhibit 10.30 of Form 10-K for the period ending December 31, 2000).
10.32	*2000 Stock Option Plan (incorporated by reference to Exhibit B of the Proxy Statement filed on July 7, 2000).
10.33	*2000-1/2 Stock Option Plan (incorporated by reference to Exhibit C of the Proxy Statement filed on July 7, 2000).
10.34	*Employment Agreement between ProxyMed and Lonnie W. Hardin dated March 29, 2001 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the period ending March 31, 2001).
10.35	Exchange Agreement between ProxyMed and Fisher Capital Ltd. and Wingate Capital Ltd. dated as of April 24, 2001 (incorporated by reference to Exhibit 10.27 of Form 8-K, File No. 000-22052 reporting an event dated April 24, 2001).
10.36	Exchange Agreement between ProxyMed and Royal Bank of Canada dated as of April 24, 2001 (incorporated by reference to Exhibit 10.28 of Form 8-K, File No. 000-22052 reporting an event dated April 24, 2001).
10.37	Exchange Agreement between ProxyMed and Leonardo, L.P. dated as of April 24, 2001 (incorporated by reference to Exhibit 10.29 of Form 8-K, File No. 000-22052 reporting an event dated April 24, 2001).
10.38	Asset Purchase Agreement between ProxyMed and MDP Corporation dated April 23, 2001 (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated May 1, 2001).
10.39	*2001 Stock Option Plan (incorporated by reference to Exhibit B of the Proxy Statement filed on June 22, 2001).
10.40	*Employment Agreement between ProxyMed and A. Thomas Hardy dated December 31, 2001 (incorporated by reference to Exhibit 10.40 of Form 10-K for the period ending December 31, 2001).
10.41	Stock and Warrant Purchase Agreement between ProxyMed and General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co., KG and GapStar, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 000-22052, reporting an event dated March 26, 2002).
10.42	Registration Rights Agreement between ProxyMed and General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, and GAPCO GmbH & Co. KG (incorporated by reference to Exhibit 10.3 of Form 8-K, File No. 000-22052, reporting an event dated March 26, 2002).

Exhibit No.	Description

10.43	Form of Common Stock Purchase Warrants issued to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co., KG and GapStar, LLC (incorporated by reference to Exhibit 10.2 of Form 8-K, File No. 000-22052, reporting an event dated March 26, 2002).
10.44	Subscription Agreement dated December 21, 2001 for the private placement issuance of up to $8,000,000 of ProxyMed, Inc. common stock (incorporated by reference to Exhibit 10.1 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).
10.45	Placement Agency Agreement dated December 18, 2001 between ProxyMed, Inc. and Commonwealth Associates, L.P. for the private placement issuance of up to $8,000,000 of ProxyMed, Inc. common stock (incorporated by reference to Exhibit 10.2 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).
10.46	Conversion Agreement for Series C 7% Convertible Preferred shareholder pursuant to conversion offer dated December 13, 2001 (incorporated by reference to Exhibit 10.3 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).
10.47	Designation and Subscription Amendment Agreement for Series C 7% Convertible Preferred shareholder pursuant to conversion offer dated December 13, 2001 (incorporated by reference to Exhibit 10.4 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).
10.48	Registration Rights Agreement dated May 6, 2002 ProxyMed, Inc. and Deborah M. Kennedy and Colleen Phillips-Norton (incorporated by reference to Exhibit 10.1 of Form 8-K File No. 000-22052, reporting an event dated May 6, 2002).
10.49	Form of 4% Convertible Promissory Notes dated December 31, 2002 issued in connection with the Agreement and Plan of Merger and Reorganization dated December 31, 2002 between ProxyMed, Inc., Davie Acquisition Corp., and MedUnite, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K File No. 000-22052, reporting an event dated December 31, 2002).
10.50	Registration Rights Agreement dated December 31, 2002 among ProxyMed, Inc. and the holders of the 4% Convertible Promissory Notes (incorporated by reference to Exhibit 10.2 of Form 8-K File No. 000-22052, reporting an event dated December 31, 2002).
10.51	Indenture dated December 31, 2002 between ProxyMed, Inc. and LaSalle Bank National Association, a national banking association (incorporated by reference to Exhibit 10.3 of Form 8-K File No. 000-22052, reporting an event dated December 31, 2002).
10.52	*2002 Stock Option Plan (incorporated by reference to Exhibit A of the Proxy Statement filed on April 22, 2002).

Exhibit No.	Description

10.53	*Employment Agreement between ProxyMed and Rafael G. Rodriguez dated January 2, 2003.
10.54	*Form of bonus letter offered to executive and senior management on February 26, 2002.
10.55	Form of Indemnification Agreement for all Officers and Directors adopted May 22, 2002.
21	Subsidiaries of ProxyMed, Inc.
23	Consent of PricewaterhouseCoopers LLP.
99.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes employment agreement or compensatory plan.

**	This exhibit shall be treated as accompanying this Annual Report on Form 10-K and shall not be deemed as filed as part of the report.

PROXYMED, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

PAGE

Consolidated Financial Statements
Report of Independent Certified Public Accountants	F-2
Consolidated Balance Sheets – December 31, 2002 and 2001	F-3
Consolidated Statements of Operations – Years Ended December 31, 2002, 2001 and 2000	F-4
Consolidated Statements of Stockholders’ Equity – Years Ended December 31, 2002, 2001 and 2000	F-5
Consolidated Statements of Cash Flows – Years Ended December 31, 2002, 2001 and 2000	F-6
Notes to Consolidated Financial Statements	F-7 - F-46
Schedule II – Valuation and Qualifying Accounts – Years Ended December 31, 2002, 2001, and 2000	F-47

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the
Shareholders of ProxyMed, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 50 present fairly, in all material respects, the financial position of ProxyMed, Inc. and its subsidiaries (the “Company”) at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 50 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10 to the consolidated financial statements, pursuant to the adoption of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets, the Company changed its method of accounting for goodwill in 2002.

/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
February 18, 2003, except
as to Note 21, which is as
of March 13, 2003

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2002 and 2001

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$16,378,000	$12,601,000
Accounts receivable – trade, net of allowance for doubtful accounts of $1,096,000 and $228,000 respectively	10,060,000	5,589,000
Other receivables	503,000	89,000
Inventory	2,774,000	3,351,000
Other current assets	1,022,000	331,000

Total current assets	30,737,000	21,961,000
Property and equipment, net	5,719,000	3,832,000
Goodwill, net	32,797,000	7,961,000
Purchased technology, capitalized software and other intangible assets, net	18,220,000	2,076,000
Restricted cash	825,000	—
Other assets	406,000	52,000

Total assets	$88,704,000	$35,882,000

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable	$—	$7,000,000
Accounts payable and accrued expenses	21,472,000	5,345,000
Deferred revenue	516,000	222,000

Total current liabilities	21,988,000	12,567,000
Convertible notes	13,400,000	—
Long-term deferred revenue and other long-term liabilities	2,581,000	442,000

Total liabilities	37,969,000	13,009,000

Commitments and contingencies
Stockholders’ equity:
Series C 7% Convertible preferred stock – $.01 par value Authorized 300,000 shares; issued 253,265 shares; outstanding 2,000 and 34,650 shares, respectively; liquidation preference $13,333 and $3,465,000 respectively	—	—
Common stock – $.001 par value. Authorized 13,333,333 shares; issued and outstanding 6,782,938 and 4,894,433 shares (after deducting 15,061 shares held in treasury in 2001), respectively	7,000	5,000
Additional paid-in capital	146,187,000	120,277,000
Accumulated deficit	(95,273,000)	(97,223,000)
Note receivable from stockholder	(186,000)	(186,000)

Total stockholders’ equity	50,735,000	22,873,000

Total liabilities and stockholders’ equity	$88,704,000	$35,882,000

The accompanying notes are an integral part of the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Revenues:
Transaction fees, services and license fees	$28,455,000	$23,366,000	$18,440,000
Communication devices and other tangible goods	21,727,000	19,864,000	15,001,000

	50,182,000	43,230,000	33,441,000

Costs and expenses:
Cost of transaction fees, services and license fees	8,858,000	6,530,000	1,886,000
Cost of tangible goods	14,165,000	13,878,000	10,363,000
Selling, general and administrative expenses	23,145,000	21,267,000	27,097,000
Depreciation and amortization	2,636,000	8,176,000	13,375,000
Restructuring charges	—	—	1,330,000
Write-off of impaired and obsolete assets	38,000	91,000	2,850,000

	48,842,000	49,942,000	56,901,000

Operating income (loss)	1,340,000	(6,712,000)	(23,460,000)

Income from litigation settlement and other, net	265,000	40,000	667,000
Interest income (expense), net	345,000	(126,000)	(4,133,000)

Income (loss) from continuing operations	1,950,000	(6,798,000)	(26,926,000)

Discontinued operations (Note 3):
Loss from discontinued operations	—	—	(304,000)
Gain on disposal of discontinued operations	—	—	545,000

	—	—	241,000

Net income (loss)	1,950,000	(6,798,000)	(26,685,000)

Deemed dividends and other charges	612,000	12,262,000	21,367,000

Net income (loss) applicable to common shareholders	$1,338,000	$(19,060,000)	$(48,052,000)

Basic weighted average shares outstanding	6,322,086	2,162,352	1,304,342

Basic income (loss) per share:
Income (loss) from continuing operations	$.21	$(8.81)	$(37.03)
Gain from discontinued operations	—	—	.19

Net income (loss)	$.21	$(8.81)	$(36.84)

Diluted weighted average shares outstanding	6,396,893	2,162,352	1,304,342

Diluted income (loss) per share:
Income (loss) from continuing operations	$.21	$(8.81)	$(37.03)
Gain from discontinued operations	—	—	.19

Net income (loss)	$.21	$(8.81)	$(36.84)

The accompanying notes are an integral part of the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2002, 2001 and 2000

	Series B		Series C
	Preferred stock		Preferred stock		Common stock				Note
									receivable
	Number	Par	Number	Par	Number	Par	Additional	Accumulated	from
	of shares	value	of shares	value	of shares	value	paid-in capital	deficit	stockholder	Total

Balances, January 1, 2000	15,000	$—	—	$—	1,221,827	$1,000	$101,495,000	$(63,740,000)	$—	$37,756,000
Sale of Series C preferred stock	—	—	10,000	—	—	—	1,000,000	—	—	1,000,000
Exercise of stock options and warrants	—	—	—	—	11,229	—	427,000	—	—	427,000
Treasury stock received for sales of discontinued businesses	—	—	—	—	(15,061)	—	(1,930,000)	—	—	(1,930,000)
Common stock issued for acquired businesses	—	—	—	—	2,247	—	67,000	—	—	67,000
Common stock issued for stock compensation award	—	—	—	—	13,333	—	285,000	—	—	285,000
Conversions of Series B Preferred stock	(1,890)	—	—	—	108,129	—	—	—	—	—
Redemptions of Series B Preferred stock	(13,000)	—	—	—	—	—	(15,730,000)	—	—	(15,730,000)
Warrants issued to placement agent under advisory agreement	—	—	—	—	—	—	1,300,000	—	—	1,300,000
Warrants issued to placement agent pursuant to Convertible Debt offering	—	—	—	—	—	—	10,876,000	—	—	10,876,000
Reclassification of unaccreted value of Put Warrants	—	—	—	—	—	—	12,085,000	—	—	12,085,000
Amortization of beneficial conversion of Convertible Debt	—	—	—	—	—	—	3,203,000	—	—	3,203,000
Conversion of Convertible Debt into Series C preferred stock, net of costs	—	—	243,265	2,000	—	—	(332,000)	—	—	(330,000)
Compensatory stock options	—	—	—	—	—	—	492,000	—	—	492,000
Dividends on preferred stock	—	—	—	—	31,194	—	(4,000)	—	—	(4,000)
Reclassification of stockholder note	—	—	—	—	—	—	—	—	(436,000)	(436,000)
Other, net	—	—	—	—	—	—	1,000	—	—	1,000
Net loss	—	—	—	—	—	—	—	(26,685,000)	—	(26,685,000)

Balances, December 31, 2000	110	—	253,265	2,000	1,372,898	1,000	113,235,000	(90,425,000)	(436,000)	22,377,000
Sales of common stock, net of expenses of $729,000	—	—	—	—	483,414	1,000	7,247,000	—	—	7,248,000
Conversion of Series B preferred stock	(110)	—	—	—	8,766	—	—	—	—	—
Conversions of Series C preferred stock	—	—	(49,466)	—	329,773	1,000	—	—	—	1,000
Conversions of Series C preferred stock pursuant to Conversion Offer	—	—	(169,149)	(2,000)	1,296,126	1,000	(32,000)	—	—	(33,000)
Exchange of Series B warrants into common stock	—	—	—	—	218,828	—	(73,000)	—	—	(73,000)
Exchange of Series C warrants into common stock	—	—	—	—	1,050,691	1,000	(54,000)	—	—	(53,000)
Dividends on preferred stock	—	—	—	—	133,937	—	(7,000)	—	—	(7,000)
Repayment of note from stockholder	—	—	—	—	—	—	—	—	250,000	250,000
Other, net	—	—	—	—	—	—	(39,000)	—	—	(39,000)
Net loss	—	—	—	—	—	—	—	(6,798,000)	—	(6,798,000)

Balances, December 31, 2001	—	—	34,650	—	4,894,433	5,000	120,277,000	(97,223,000)	(186,000)	22,873,000
Sales of common stock, net of expenses of $139,000	—	—	—	—	1,569,366	2,000	24,884,000	—	—	24,886,000
Common stock issued for acquired business	—	—	—	—	30,034	—	600,000	—	—	600,000
Conversions of Series C preferred stock pursuant to Conversion Offer	—	—	(31,650)	—	242,508	—	—	—	—	—
Conversions of Series C preferred stock	—	—	(1,000)	—	6,666	—	—	—	—	—
Exchange of Series B warrants into common stock	—	—	—	—	34,500	—	450,000	—	—	450,000
Exchange of Series C warrants into common stock	—	—	—	—	1,190	—	—	—	—	—
Dividends on preferred stock	—	—	—	—	4,241	—	—	—	—	—
Other, net	—	—	—	—	—	—	(24,000)	—	—	(24,000)
Net income	—	—	—	—	—	—	—	1,950,000	—	1,950,000

Balances, December 31, 2002	—	$—	2,000	$—	6,782,938	$7,000	$146,187,000	$(95,273,000)	$(186,000)	$50,735,000

The accompanying notes are an integral part of the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$1,950,000	$(6,798,000)	$(26,685,000)
Adjustments to reconcile net income (loss) to net provided by (used in) operating activities:
Depreciation and amortization	2,636,000	8,176,000	13,706,000
Amortization of private placement related costs	—	—	4,473,000
Restructuring charges	—	—	1,330,000
Provision for doubtful accounts	38,000	70,000	425,000
Write-off of obsolete and impaired assets	38,000	91,000	2,850,000
Recovery of obsolete inventory	—	(50,000)	(26,000)
Compensatory stock options and warrants and stock compensation awards issued	—	433,000	1,643,000
Payment for non-compete agreement	—	—	(200,000)
Net gain on sales of discontinued operations	—	—	(545,000)
Changes in net current assets of discontinued operations	—	—	(735,000)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts and other receivables	(1,445,000)	(614,000)	(1,210,000)
Inventory	747,000	(612,000)	(773,000)
Accounts payable and accrued expenses	(1,150,000)	576,000	(1,016,000)
Deferred revenue	76,000	(264,000)	(321,000)
Other, net	(42,000)	11,000	7,000

Net cash provided by (used in) operating activities	2,848,000	1,019,000	(7,077,000)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(14,453,000)	(3,000,000)	—
Acquisition of assets	(700,000)	—	—
Short term investments	(15,000,000)	—	—
Redemption of short term investments	15,000,000	—	—
Capital expenditures	(1,561,000)	(1,325,000)	(967,000)
Capital expenditures of discontinued operations	—	—	(230,000)
Capitalized software	(445,000)	(120,000)	(1,611,000)
Collection of notes receivable	65,000	298,000	1,649,000
Payments for acquisition-related costs	(96,000)	(42,000)	(18,000)

Net cash used in investing activities	(17,190,000)	(4,189,000)	(1,177,000)

Cash flows from financing activities:
Net proceeds from sale of common stock	24,886,000	7,248,000	—
Net proceeds from sale of convertible debt securities	—	—	21,383,000
Net proceeds from sale of convertible preferred stock	—	—	1,000,000
Redemption of convertible preferred stock	—	—	(15,748,000)
Preferred stock conversion offer and warrant exchange costs	—	(158,000)	—
Dividends on preferred stock	—	(7,000)	(4,000)
Proceeds from exercise of stock options and warrants	450,000	—	427,000
Payment of note payable related to acquisition of business	(7,000,000)	—	—
Draw on line of credit	—	—	2,000,000
Repayment of line of credit	—	—	(3,000,000)
Payment of notes payable, long-term debt and capital leases	(217,000)	(153,000)	(451,000)

Net cash provided by financing activities	18,119,000	6,930,000	5,607,000

Net increase (decrease) in cash and cash equivalents	3,777,000	3,760,000	(2,647,000)
Cash and cash equivalents at beginning of year	12,601,000	8,841,000	11,488,000

Cash and cash equivalents at end of year	$16,378,000	$12,601,000	$8,841,000

The accompanying notes are an integral part of the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Business and Summary of Significant Accounting Policies

(a)	Business of ProxyMed – ProxyMed, Inc. (“ProxyMed” or “the Company”) is an electronic healthcare transaction processing services company providing connectivity services and related value-added products to physician offices, payers, medical laboratories, pharmacies and other healthcare providers. ProxyMed’s products and services are provided from its operating facilities located in Fort Lauderdale, Florida; New Albany, Indiana; Santa Ana, California; Norcross, Georgia; and Sioux Falls, South Dakota.

In March 2000, the Company sold its non-core network integration and prescription drug dispensing businesses. These two businesses are shown as discontinued operations in the consolidated financial statements, and the related notes have been reclassified to segregate the operating results of these businesses (see Note 3).

On August 21, 2001, the Company’s Board of Directors effected a 1-for-15 reverse stock split of the Company’s common stock, par value $.001 per share. All share and per share amounts have been restated to reflect this transaction.

In May 2002, the Company acquired all of the capital stock of KenCom Communications & Services, Inc., a privately-owned provider of laboratory communication solutions, for $3,237,000 in cash and 30,034 shares of unregistered ProxyMed common stock (valued at $600,000 (see Note 2(b)).

In August 2002, the Company acquired substantially all of the assets of MDIP, Inc., a privately-owned company providing institutional claims processing services for $2,400,000 in cash (see Note 2(c)).

On December 31, 2002, the Company acquired all of the capital stock of MedUnite, Inc. , a privately-held company providing healthcare claims processing services founded by seven of the nation’s largest health insurers, for $10,000,000 in cash and $13,400,000 in 4% convertible debt (see Note 2(a)).

(b)	Principles of Consolidation – The consolidated financial statements include the accounts of ProxyMed and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(c)	Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)	Revenue Recognition – Electronic transaction processing fee revenue is recorded in the period the service is rendered. Certain transaction fee revenue may be subject to revenue sharing per agreements with resellers, vendors or gateway partners and are recorded as gross revenues. Revenue from sales of inventory and manufactured goods is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. Revenue from certain up-front fees is amortized ratably over the expected life of the customer. Revenue from hardware leases, software rentals and maintenance fees is recognized ratably over the applicable period.

(e)	Cash and Cash Equivalents – ProxyMed considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash balances in excess of immediate needs are invested in bank certificates of deposit, money market accounts and commercial paper with high-quality credit institutions. At times, such amounts may be in excess of FDIC insurance limits. ProxyMed has not experienced any loss to date on these investments. Cash and cash equivalents used to support collateral instruments, such as letters of credit, are reclassified as either current or long-term assets depending upon the maturity date of the obligation they collateralize.

(f)	Inventory – Inventory consisting of component parts, materials, supplies and finished goods (including direct labor and overhead) used to manufacture laboratory communication devices is stated at the lower of cost (first-in, first-out method) or market. Reserves for obsolete, damaged and slow-moving inventory are maintained and are periodically reviewed by management.

(g)	Property and Equipment – Property and equipment is stated at cost and includes revenue earning equipment. Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gains or losses are reflected in other income for the period; upon sale or retirement of revenue earning equipment, the gross proceeds are included in net revenues and the undepreciated cost of the equipment sold is included in cost of sales. Maintenance and repair of property and equipment are charged to expense as incurred. Renewals and betterments are capitalized and depreciated. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposition of Long-lived Assets,” management periodically examines the Company’s fixed assets for obsolete, damaged and impaired fixed assets.

(h)	Intangible Assets

Goodwill – Goodwill representing the excess of cost over the estimated fair value of net assets acquired was amortized on the straight-line basis over 3 to 15 years until December 31, 2001, at which time the Company adopted SFAS No. 142 (see Note 1(l) below).

Other Intangibles – Other acquired intangible assets, consisting primarily of customer relationships and covenants-not-to-compete, are being amortized on a straight-line basis over their estimated useful lives of 5 to 10 years.

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

Purchased Technology and Capitalized Software – ProxyMed has recorded amounts related to various software and technology that it has purchased or capitalized for external sale to its customers or for its own internal systems use.

Internal and external costs incurred to develop internal-use computer software during the application stage are capitalized. Application development stage costs generally include software configuration, coding, installation to hardware and testing. Costs of upgrades and major enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades are expensed as incurred. All other costs are expensed as incurred as research and development expenses (which are included in selling, general and administrative expenses). Capitalized internal-use software development costs are periodically evaluated by ProxyMed for indications that the carrying value may be impaired or that the useful lives assigned may be excessive.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Purchased technology and capitalized software are being amortized on a straight-line basis over their estimated useful lives of 1 to 12 years. Purchased technology and capitalized software and related accumulated amortization are removed from the accounts when fully amortized.

(i)	Research and Development – Software development costs incurred prior to achieving technological feasibility are charged to research and development expense when incurred. Research and development expense of approximately $3,187,000 in 2002, $1,960,700 in 2001, and $3,130,000 in 2000 was recorded in selling, general and administrative expenses.

(j)	Income Taxes – Deferred income taxes are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are also established for the future tax benefits of loss and credit carryovers. Valuation allowances are established for deferred tax assets when, based on the weight of available evidence, it is deemed more likely than not that such amounts will not be realized.

(k)	Net Income (Loss) Per Share – Basic net income (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share reflects the potential dilution from the exercise or conversion of securities into common stock; however, 1,130,596 stock options and warrants for the year ended December 31, 2002, were excluded from the calculation of diluted net income per share because the exercise price of these options and warrants was greater than the average market price of the Company’s common stock during the period. Additionally, stock options and warrants totaling 1,018,713 shares and 2,450,130 shares shares for the years ended December 31, 2001 and 2000, respectively, as well as common shares issuable on conversion of Series B and Series C preferred stock (231,000 shares and 1,696,500 shares if converted on December 31, 2001 and 2000, respectively) were excluded from the calculation of diluted per share results because their effect was antidilutive.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The following schedule sets forth the computation of basic and diluted net income (loss) per share for the years ending December 31 2002, 2001 and 2000:

	2002	2001	2000

Net income (loss) applicable to common shareholders	$1,338,200	$(19,060,000)	$(48,052,000)

Common shares outstanding:
Weighted average common shares used in computing basic net income (loss) per share	6,322,086	2,162,352	1,304,342
Plus incremental shares from assumed conversions:
Convertible preferred stock	13,833	—	—
Stock options	11,464	—	—
Warrants	49,510	—	—

	74,807	—	—

Weighted average common shares used in computing diluted net income (loss) per share	6,396,893	2,162,352	1,304,342

Net income (loss) per common share:
Basic	$0.21	$(8.81)	$(36.84)

Diluted	$0.21	$(8.81)	$(36.84)

ProxyMed applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans. The Company measures compensation expense related to the grant of stock options and stock-based awards to employees (including independent directors) in accordance with the provisions of APB No. 25. In accordance with APB No. 25, compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award or at the measurement date for variable awards. Stock-based compensation arrangements involving non-employees are accounted for under SFAS No. 123, “Accounting for Stock-Based Compensation,” under which such arrangements are accounted for based on the fair value of the option or award.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Under SFAS No. 123, compensation cost for the Company’s stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. The assumptions underlying the fair value calculations of the stock option grants are presented in Note 16. Had the Company adopted SFAS No. 123 in accounting for its stock option plans, the Company’s consolidated net income (loss) and net income (loss) per share for the years ended December 31, 2002, 2001 and 2000 would have been adjusted to the pro forma amounts indicated as follows:

	2002	2001	2000

Net income (loss) applicable to common shareholders, as reported	$1,338,000	$(19,060,000)	$(48,052,000)
Total stock-based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax benefits	$(6,814,000)	$(5,881,000)	$(3,184,000)

Pro forma net income (loss) applicable to common shareholders	$(5,476,000)	$(24,941,000)	$(51,236,000)

Basic net income (loss) per common share:
As reported	$0.21	$(8.81)	$(36.84)
Pro forma	$(0.87)	$(11.54)	$(39.30)
Diluted net income (loss) per common share
As reported	$0.21	$(8.81)	$(36.84)
Pro forma	$(0.87)	$(11.54)	$(39.30)

(l)	New Accounting Pronouncements – In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. In addition, SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that SFAS No. 145 will have a material effect on its financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” SFAS No. 146 replaces Issue 94-3. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that SFAS No. 146 will have a material effect on its financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to account for stock-based compensation using Accounting Principles Board Statement No. 25, “Accounting for Stock Issued to Employees,” and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148.

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies and expands on the existing disclosure requirements for guarantees. FIN No. 45 also requires recognition of a liability at fair value of a company’s obligations under certain guarantee contracts. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the consolidated financial statements as of and for the year ended December 31, 2002 are in compliance with the disclosure requirements of FIN No. 45. The initial recognition and measurement provisions of FIN No. 45 are applied only on a prospective basis to guarantees issued after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company does not believe that the implementation of FIN No. 45 will have a material effect on the Company’s consolidated financial statements and related disclosures.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities.” FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. Since currently the Company does not have variable interest entities, the Company does not believe that the implementation of FIN No. 46 will have a material effect on the Company’s consolidated financial statements and related disclosures.

(m)	Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(2) Acquisitions of Businesses

(a)	MedUnite – On December 31, 2002, the Company acquired all of the capital stock of MedUnite, Inc., a privately-held company providing healthcare claims processing services founded by seven of the nation’s largest health insurers, for $10,000,000 in cash, $13,400,000 in 4% convertible promissory notes, and acquisition-related and exit costs of $8,321,000 (of which $50,000 was paid as of December 31, 2002). The purchase price was allocated as follows: current assets ($4,684,000, including cash acquired of $879,000); property and equipment ($1,793,000); customer relationships ($6,600,000); purchased technology ($6,000,000); other long-term assets ($1,033,000, including restricted cash of $825,000); current liabilities ($9,515,000); and other long-term liabilities ($1,233,000). The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $22,359,000 was recorded as goodwill, none of which is deductible for income tax purposes. The weighted average useful life of the customer relationships is approximately 10 years and the weighted average useful life of the purchased technology is 4.2 years. The valuation of MedUnite’s real-time processing platform was based on an independent third-party appraisal of the assets utilizing a replacement cost methodology while the value of the customer relationships was calculated on a discounted cash flow model.

The 4% convertible promissory notes are uncollateralized and mature on December 31, 2008. Interest is payable quarterly in cash in arrears. The notes are convertible into an aggregate of 731,322 shares of the Company’s common stock (based on a conversion price of $18.323 per share) if the former shareholders of MedUnite achieve certain aggregate incremental revenue based targets over a baseline revenue of $16,100,000 with the Company over the next three and one-half year period as follows: (i) one-third of the principal if incremental revenues during the measurement period from January 1, 2003 through June 30, 2004 are in excess of $5,000,000; (ii) one-third of the principal if incremental revenues during the measurement period from July 1, 2004 through June 30, 2005 are in excess of $12,500,000; and (iii) one-third of the principal if incremental revenues during the measurement period from July 1, 2005 through June 30, 2006 are in excess of $21,000,000. Amounts in excess of any measurement period will be credited towards the next measurement period; however, if the revenue trigger is not met for any period, the ability to convert that portion of the principal is lost. Of the $13,400,000 in principal amount, $4,000,000 is being held in escrow until December 31, 2003 as a source for limited indemnification conditions of the acquisition. If and when these notes become convertible, the Company will record a beneficial conversion charge in operations to the extent that the fair market value of the common stock is in excess of the conversion price.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

MedUnite had incurred significant losses since its inception and was utilizing cash significantly in excess of amounts it was generating. As a result, at the time it was acquired by ProxyMed, there were substantial liabilities and obligations (both recorded and unrecorded at December 31, 2002) associated with the business. Subsequent to the acquisition by ProxyMed, MedUnite’s senior management team was terminated along with approximately 20% of the general workforce in an effort to eliminate duplicative positions and control these costs. Certain operating facilities are being consolidated and or eliminated. Other contractual obligations are being cancelled or renegotiated with the respective vendors. Additionally, the Company has attempted to enter into financing agreements with certain major vendors as a means to settle existing liabilities (see Note 21). The Company is also in the process of terminating its San Diego facility lease effective July 1, 2003 in consideration for the $750,000 letter of credit held by the landlord (included in other assets at December 31, 2002) and furniture at that facility valued at approximately $153,000. In replacement of this facility, the Company will relocate approximately 20 technical employees to a smaller office in the same general area.

As a result of the acquisition, all notes payable, convertible notes and related accrued interest to MedUnite’s founders with a carrying value of $23,370,000 (except for a $2,300,000 note payable issued to NDCHealth Corporation (“NDC”) in August 2001, plus $198,000 of accrued interest on this note, and a $2,569,000 note payable issued to NDCHealth on December 31, 2002, together know as the “NDC Debt”) were cancelled. Additionally, as part of the acquisition, NDC released MedUnite from $4,000,000 of the NDC Debt and agreed to amend certain existing MedUnite agreements in favor of future relationships with ProxyMed to be entered into in good faith. The remaining $1,067,000 is included in accrued expenses at December 31, 2002.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(b)	KenCom Communications & Services – In May 2002, the Company acquired all of the capital stock of KenCom Communications & Services, Inc. (“KenCom”), a privately-owned provider of laboratory communication solutions, for $3,237,000 in cash ($3,275,000 original cash portion of the purchase price less purchase price adjustments of $38,000 upon settlement of cash holdback), 30,034 shares of unregistered ProxyMed common stock (valued at $600,000), and acquisition related costs of $52,000 (of which $37,000 was paid as of December 31, 2002). The number of shares of common stock issued was based on the average of the closing prices of the Company’s common stock for the five days immediately preceding the closing. The shares of common stock are being held in escrow by the Company for unknown liabilities and will be released after one year, if unused.

The purchase price was allocated as follows: current assets ($999,000, including cash acquired of $305,000); property and equipment ($338,000); customer relationships ($1,690,000); purchased technology ($95,000); other long-term assets ($14,000); current liabilities ($797,000); and other long-term liabilities ($22,000). The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $1,572,000 was recorded as goodwill, none of which is deductible for income tax purposes. The weighted average useful life of the customer relationships is approximately 9.5 years and the weighted average useful life of the purchased technology is 3 years. Additionally, the Company entered into 20-month employment agreements with the former owners of KenCom and one technical employee. In October 2002, one former owner separated from the Company and in January 2003 the other former owner terminated her employment agreement and was retained as a consultant through December 2003. The results of KenCom’s operations have been included in the consolidated financial statements since May 1, 2002 in our laboratory communications solutions segment.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(c)	MDIP – In August 2002, the Company acquired substantially all of the assets of MDIP, Inc. (“MDIP” and d/b/a Medical Data Insurance Processing), a privately-owned company providing institutional claims processing services for $2,400,000 in cash and acquisition related costs of $9,000 (all of which was paid as of December 31, 2002).

The purchase price was allocated as follows: current assets ($19,000); property and equipment ($34,000); customer relationships ($1,150,000); and purchased technology ($300,000). The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $906,000 was recorded as goodwill, all of which is deductible for tax purposes. The weighted average useful life of the customer relationships is 7 years and the weighted average useful life of the purchased technology is 3 years. Additionally, the Company entered into 17-month employment agreements with the former owners of MDIP and one technical employee. The results of MDIP have been included in the consolidated financial statements since August 1, 2002 in our electronic healthcare transaction processing segment.

(d)	MDP Corporation – In May 2001, the Company acquired substantially all of the assets and the business of MDP Corporation, a privately-owned electronic claims clearinghouse and patient statement processor based in Atlanta, Georgia, for $10,000,000 cash. ProxyMed paid $3,000,000 at the closing and executed a $7,000,000 promissory note, payable in May 2002. Interest on this note was payable monthly at 7% simple interest. The assets of MDP collateralized the note. The purchase price was allocated as follows: working capital ($273,000); property and equipment ($165,000); and other assets ($4,000). The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $9,558,000 was recorded as goodwill, all of which is deductible for income tax purposes. In January 2002, the Company paid the $7,000,000 promissory note in full. The results of MDP have been included in the consolidated financial statements since May1, 2001 in our electronic healthcare transaction processing segment.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

      The following unaudited pro forma summary presents the consolidated results of operations of ProxyMed, MedUnite, MDIP and KenCom as if the acquisitions of these businesses had occurred at the beginning of each year presented. These pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place at those dates, or of results that may occur in the future.

	2002	2001

Revenues	$72,015,000	$55,406,000
Net loss from continuing operations	$(25,892,000)	$(51,978,000)
Net loss applicable to common shareholders	$(26,504,000)	$(64,240,000)
Basic and diluted net loss per share of common stock	$(4.19)	$(29.30)

(3) Discontinued Operations

      In March 2000, ProxyMed sold its network integration and prescription drug dispensing businesses in separate transactions. Proceeds from the sale of the network integration business were $3,398,000 and were paid with 13,928 shares of ProxyMed common stock (valued at $1,776,000, based on the closing market price of the common stock on the date of closing, and recorded as treasury stock) and a note receivable of $1,622,000 due on July 31, 2000. The sale resulted in a gain of $608,400. As of December 31, 2000, all amounts due under this note receivable had been collected.

      Proceeds from the sale of the prescription drug dispensing business were $255,000 and were paid with 1,133 shares of ProxyMed common stock (valued at $154,000, based on the closing market price of the common stock on the date of closing, and recorded as treasury stock) and a note receivable of $101,000 payable in monthly installments over two years and bearing interest at 9% per annum. The sale resulted in a loss of $63,100. As of December 31, 2002, all amounts due under this note receivable have been collected.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

      The following table represents the results of discontinued operations for the year ended December 31, 2000:

2000

Net revenues:
Network integration	$2,371,700
Prescription drug dispensing	574,700

$2,946,400

Net income (loss):
Network integration	$(327,700)
Prescription drug dispensing	23,800

$(303,900)

(4) Restructuring Charge

      In May 2000, the Company announced a reorganization plan aimed at reducing costs and reallocating resources. As a result, the Company reduced its workforce by approximately 70 employees, including the resignation of its chief executive officer, president/chief operating officer, chief financial officer, chief marketing officer and other management positions. The Company recorded a charge of $1,330,000 in the year ended December 31, 2000 primarily for separation payments and marketing contracts that were canceled in connection with the implementation of the reorganization plan. As of December 31, 2001, all restructuring charges had been paid. In conjunction with this restructuring, the Company also paid $200,000 to its former president/chief operating officer under the non-compete clause of his employment contract. This payment had been recorded as a prepaid expense and was being amortized over a one-year period through May 2001. The following table sets forth the detail and activity in the restructuring expense accrual:

	Accrual					Accrual
	Balance at					Balance at
	December 31,	2000	2000	2001	2001	December 31,
	1999	Additions	Expenditures	Expenditures	Adjustments	2001

Severance and other employee costs	$—	$1,203,000	$981,000	$200,000	$(22,000)	$—
Contract termination costs	—	85,000	60,000	—	(25,000)	—
Other	—	42,000	32,000	—	(10,000)	—

Total restructuring accrual	$—	$1,330,000	$1,073,000	$200,000	$(57,000)	$—

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(5) Equity Transactions

(a)	Sales of Common Stock – On December 21, 2001, the Company sold 483,414 shares of common stock at $16.50 per share in a private placement to nine U.S. and Canadian institutional and accredited investors, resulting in net proceeds of $7,247,000 after total costs of $729,000 (including a 7% cash fee and reimbursement of out-of-pocket expenses totaling $602,000 to Commonwealth Associates, L.P. (“Commonwealth”) who acted as placement agent in the transaction). Certain executive officers, directors and controlling persons of the Company had agreed to a lock-up on all shares owned or beneficially owned by them until a registration statement covering the shares sold in the private placement was declared effective. On February 14, 2002, a registration statement filed by the Company under Form S-3 covering the above shares was declared effective.

On April 5, 2002, the Company sold 1,569,366 shares of unregistered common stock at $15.93 per share (the “Primary Shares”) in a private placement to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., Gapstar, LLC, GAPCO GmbH & Co. KG. (the “General Atlantic Purchasers”), four companies affiliated with General Atlantic Partners, LLC (“GAP”), a private equity investment fund and received net proceeds of $24,886,000. In addition, the Company also issued two-year warrants for the purchase of 549,279 shares of common stock exercisable at $15.93 per share (the “GAP Warrants”). No placement agent was used in this transaction. The Company granted the General Atlantic Purchasers and certain of their transferees and affiliates certain demand and “piggy back” registration rights starting one year from closing. Additionally, in connection with the transaction, a managing member of GAP was appointed as a director to fill a vacancy on the Company’s Board of Directors.

As a result of the purchase of the Primary Shares, the General Atlantic Purchasers owned approximately 23.4% of the then outstanding shares of the Company’s common stock. At the Company’s Annual Meeting of Shareholders held on May 22, 2002, the shareholders of the Company approved that the GAP Warrants may be exercised at any time after April 5, 2003, and prior to April 5, 2004, pursuant to the original terms of the warrant.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(b)	Series B Preferred Stock – In December 1999, ProxyMed sold 15,000 shares of 6% Series B non-voting, non-redeemable convertible preferred stock (the “Series B Preferred”) in a private placement to institutional investors resulting in net proceeds of $14,160,000 after costs of $840,000. ProxyMed, in whole or in part during the first year, could call for conversion at 93% of the then current market price of its common stock, or redemption at 107% of the face value plus accrued dividends, with full conversion or redemption (at ProxyMed’s election) of all of the preferred stock within two years. ProxyMed was required to convert 30% of the preferred shares by June 23, 2000, and another 30% of the preferred shares by September 23, 2000. After the first year, the preferred shares are convertible at the option of the investors. Dividends are cumulative and are payable quarterly in cash or common stock. As part of this sale, warrants to purchase 53,333 shares of common stock (the “Old Warrants”) were issued at an exercise price of $180.75 per share. As a result of a Redemption and Exchange Agreement executed in May 2000, 46,222 of these warrants were repriced (see Note 5(c) below). Additionally, in 2000, we recorded a cumulative beneficial conversion charge of $4,978,000 included as a dividend charge in the loss applicable to common shareholders pursuant to accounting literature allowing for a cumulative adjustment relating to convertible securities.

Through December 31, 2001, 2,000 shares of the Series B Preferred had been converted into an aggregate of 116,895 shares of common stock. As described below, the balance of 13,000 shares were redeemed pursuant to a redemption agreement in May 2000.

During 2000, dividends valued at $224,000 were paid by issuing 2,123 shares of common stock plus cash payments of $3,000. In 2001, cash dividends of $5,000 were paid on the Series B Preferred.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(c)	Series B Redemption and Exchange Agreement – Due to the decline in the price of the Company’s common stock below $63.15 for a period of ten consecutive trading days in April and May 2000, certain contractual provisions were triggered which would have permitted the holders of the Series B Preferred shares to immediately convert the preferred shares and exercise the Old Warrants into a potentially large number of shares of common stock. As a result, on May 4, 2000, the Company entered into a Redemption and Exchange Agreement (the “Redemption Agreement”) with the holders of 13,000 shares of the Series B Preferred (the “Redemption Agreement Holders”). Under the terms of the Redemption Agreement, the Company immediately redeemed 4,000 shares of the Series B Preferred for $4,687,000 (a 16.5% premium) and was required to redeem an additional 2,500 shares of the Series B Preferred on each of June 19, 2000, August 1, 2000, and August 31, 2000, and an additional 1,500 shares of the Series B Preferred on September 29, 2000. So long as the Company remained in compliance with the terms of the Redemption Agreement, the Redemption Agreement Holders were prohibited from converting their shares of Series B Preferred into shares of common stock. As a result of the completion of a private placement financing of convertible securities (see Note 5(e) below), the Company was able to redeem the remaining 9,000 shares of the Series B Preferred in June 2000 for $10,636,000. The total premium of $2,323,000 paid on the redemption of the 13,000 shares of Series B Preferred, in addition to $728,000 of unamortized original issuance costs of the Series B Preferred, was recorded as dividend charges included in the net loss applicable to common stockholders in the year ended December 31, 2000.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Also pursuant to the Redemption Agreement, 46,222 of the Old Warrants (with an exercise price of $180.75 per share) issued to the Redemption Agreement Holders were exchanged for an equal number of warrants (the “Exchanged Warrants”) with an exercise price of $22.50 per share. Such holders also received, in the aggregate, 43,333 additional warrants to purchase common stock (the “New Warrants”) at an exercise price of $22.50 per share. The total value of the Exchanged Warrants and New Warrants of approximately $1,325,000 was included as dividend charges in the net loss applicable to common stockholders in the year ended December 31, 2000. The Exchanged Warrants expired on December 23, 2002 and the New Warrants expire on May 5, 2003. The exercise price and number of shares of common stock which may be purchased upon exercise of the Exchanged Warrants and the New Warrants are subject to adjustment upon the occurrence of certain dilution events including, without limitation, certain issuances of common stock, stock options or convertible securities issued after November 2000, or certain corporate transactions such as stock splits, mergers or asset sales. As a result, in February 2001, the Exchanged Warrants were converted into 228,366 warrants with an exercise price of $18.89 per share and the Company recorded a deemed dividend charge of $1,968,000 in the quarter ended March 31, 2001. Subject to certain restrictions, the holders of the Exchanged Warrants and the New Warrants agreed not to exercise such warrants for a period of 180 days following the date of the Redemption Agreement. The Company incurred approximately $476,000 in costs for professional fees and other charges related to the negotiation of the Redemption Agreement which were recorded as dividend charges included in the net loss applicable to common stockholders in the year ended December 31, 2000.

Additionally, under the terms of the Redemption Agreement, the Company had agreed to pay the Redemption Agreement Holders the aggregate amount of $4,333,000 if there was a change of control of the Company on or before December 23, 2002.

The Company had not entered into an agreement to redeem the shares of Series B Preferred held by the holder of 2,000 shares of the Series B Preferred (the “Remaining Holder”). Through December 31, 2000, the Remaining Holder had converted 1,890 shares of the Series B Preferred into an aggregate of 108,129 shares of common stock, and the balance of 110 shares of Series B Preferred was converted into 8,766 shares of common stock in October 2001.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

In addition, as a result of certain anti-dilution provisions triggered in June 2000, 7,111 Old Warrants issued to the Remaining Holder at an exercise price of $180.75 were converted into 85,689 warrants with an exercise price of $15.00 per share. In December 2001, these warrants were reset into 98,493 warrants at an exercise price of $13.05 per share as a result of a conversion offer to convert the Company’s Series C 7% Convertible Preferred Stock (see Note 5(g) below). In December 2002, the Remaining holder converted 34,500 of these warrants into an equivalent number of common shares for $450,000 in cash. The balance of 63,993 warrants subsequently expired without conversion.

(d)	Series B Warrant Exchange – In April 2001, the Company entered into an exchange agreement (the “Series B Exchange Agreements”) with the Redemption Agreement Holders. Under the Series B Exchange Agreements, the Company canceled and exchanged all outstanding Exchanged Warrants and New Warrants for an aggregate of 218,828 shares of common stock. In accordance with the terms of the Series B Exchange Agreements, the Company registered these shares under Form S-3 effective on June 25, 2001. For this transaction, the Company recorded a deemed dividend charge of $1,855,000 in the quarter ended June 30, 2001. In connection with the cancellation and exchange of these warrants, the holders of the Series B Preferred and the holders of Series C 7% Convertible Preferred Stock agreed to waive certain anti-dilution rights afforded by certain outstanding warrants, the Series B Preferred and the Series C 7% Convertible Preferred Stock.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(e)	Convertible Debt and Series C Preferred Stock – In June 2000, the Company sold, in a private placement to institutional and individual investors (the “Financing”), a total of $24,310,000 of 7% Convertible Senior Secured Notes (the “Notes”) due January 1, 2001. Together with the Notes, the Company issued five-year warrants for the purchase of an aggregate of 810,333 shares of the Company’s common stock at an exercise price of $15.00 per share. The total net proceeds received by the Company from the Financing was approximately $21,383,000. Under different circumstances the Notes were convertible into either common stock at a conversion price of $15.00 per share, or into shares of the Company’s Series C 7% Convertible Preferred Stock (the “Series C Preferred”) at the rate of one Series C Preferred share for each $100 of principal and accrued interest under the Notes. As described below, all of the Notes have been converted into shares of Series C Preferred. The conversion price of the Series C Preferred, the warrant exercise price, and number of shares of common stock issuable upon exercise of the warrants were subject to adjustment upon the occurrence of certain dilution events including, without limitation, certain issuances of common stock, stock options or convertible securities issued after June 2001, or certain corporate transactions such as stock splits, mergers or asset sales. As the conversion price of the Notes was less than the market price of the Company’s common stock on the dates of issuance, the Company recorded a beneficial conversion charge in interest expense of approximately $3,203,000 in the year ended December 31, 2000. The total proceeds were allocated between the debt and the warrants resulting in an accretion charge through interest expense of approximately $260,000 recorded in the year ended December 31, 2000.

The warrants issued to the investors in the Financing provided that they were not exercisable until such time as the Company had obtained shareholder approval of an increase in the number of shares of its authorized common stock which was ultimately approved by the Company’s shareholders at its July 7, 2000 annual meeting. However, since the investors agreed to accept a $30.00 per warrant redemption price as protection in case shareholder approval did not occur before January 1, 2001, the value of these “put” warrants was accreted up to their redemption value through July 7, 2000, the date shareholder approval was obtained, at which time the recorded value of $12,085,000 was reclassified from debt to equity. Charges of approximately $740,000 associated with accreting the put warrants up to their redemption value was recorded as interest expense in the year ending December 31, 2000.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

As a result of completion of the redemption of the Series B Preferred pursuant to the Redemption Agreement, the Notes, plus accrued interest thereon of $20,000, automatically converted into 243,265 shares of Series C Preferred on June 30, 2000. Shares of Series C Preferred were immediately convertible into common stock at any time by the holder at an initial conversion price of $15.00 per share, subject to adjustment upon the occurrence of certain dilution events including, without limitation, certain issuances of common stock, stock options or convertible securities issued after June 15, 2001, or certain corporate transactions such as stock splits, mergers or asset sales. Shares of Series C Preferred are mandatorily convertible if the Company raised more than $30 million in gross proceeds from the issuance of securities in a private or public placement or if the closing stock price of the Company is trading at $45.00 for 20 consecutive trading days. The Series C Preferred is entitled to receive a 7% annual non-cumulative dividend, payable quarterly in cash or shares of common stock at the Company’s option. If paid in stock, the stock is valued at $15.00 per share, subject to adjustment. Additionally, upon the conversion of the Notes to Series C Preferred, the unamortized balance of the beneficial conversion feature of $9,763,000 was taken as a charge included in the net loss applicable to common stockholders in the year ended December 31, 2000.

Commonwealth represented the Company as private placement agent in the Financing for which it received cash fees of $2,431,000 and five-year warrants to purchase 486,200 shares of the Company’s common stock at an exercise price of $15.00 per share (valued at $10,876,000). Other costs of the transaction aggregated approximately $547,000.

Costs of $13,854,000 incurred in the Financing were capitalized and were amortized through the original maturity date of the Notes. Of this amount, $268,000 was charged to interest expense. However, due to the conversion of the Notes to Series C Preferred on June 30, 2000, the unamortized financing costs of $13,585,000, and the recorded value of the debt of $12,705,000, were reclassified to equity.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

As required, the Company registered under Form S-3 the underlying common shares with the Securities and Exchange Commission on December 14, 2000. The investors in this transaction agreed to a one-year lock-up on the transfer or sale of any shares of common stock received upon conversion of the Series C Preferred shares and exercise of the warrants issued. Additionally, Commonwealth agreed to a 15-month lockup on the sale or transfer of the shares of common stock underlying the warrants issued in connection with this financing and certain officers of the Company had also agreed to a similar lockup on all common stock owned or acquired during the 15-month period. At the discretion of Commonwealth, lockup periods for all parties could have been extended for a period of up to an additional 12 months or may have been terminated early. Furthermore, as part of the financing, the size of ProxyMed’s Board of Directors was required to be increased including the appointment of four new members, two of which were appointed by the investors and the other two by Commonwealth. On July 20, 2000, one existing director resigned and five new directors were appointed to serve with the remaining three directors.

In August 2000, the Company sold 10,000 shares of Series C Preferred for $1 million in a private placement and issued five-year warrants for the purchase of 33,333 shares of the Company’s common stock at an exercise price of $15.00 per share to Mr. Hoover, its new chairman/chief executive officer, under terms substantially identical to the Financing. Mr. Hoover’s shares were locked-up similarly to those of other officers of the Company, as noted above. As the conversion price of these preferred shares was less than the market price of the Company’s common stock on the date of issuance, the Company recorded a beneficial conversion charge of $500,000 in the year ended December 31, 2000.

Through December 12, 2001, 49,466 shares of Series C Preferred had been converted into 329,773 shares of common stock under terms in the Series C Preferred. On December 13, 2001, the Company offered to convert any of the 203,799 outstanding shares of Series C Preferred at a reduced conversion rate (see Note 5(g) below).

Dividends on the Series C Preferred for 2001 and 2000 valued at $1,658,000 and $1,047,000, respectively, were paid with 108,434 shares of common stock (of which 104,254 shares were distributed by December 31, 2001) and 58,754 shares of common stock (of which 29,071 shares were distributed by December 31, 2000), plus cash for fractional shares of $2,000 and $200, respectively. Dividends were paid through the date of conversion for all conversions of Series C Preferred.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(f)	Series C Warrant Exchange – In June 2001, the Company offered to exchange into shares of common stock (the “Series C Exchange Offer”) (i) 843,667 warrants (the “Investor Warrants”) that were issued to holders of the Series C Preferred; (ii) 552,867 warrants (the “Agent’s Warrants”) that were issued to Commonwealth in connection with the private placement of the Series C Preferred; and (iii) 66,667 warrants (the “Advisory Warrants”) that were issued to Commonwealth for certain advisory services that Commonwealth provided to the Company. Under the terms of the Series C Exchange Offer, the Company would issue 0.75 shares of its common stock for each Investor Warrant, 0.75 shares of its common stock for each Agent’s Warrant, and 0.625 shares of its common stock for each Advisory Warrant. The Investor Warrants, the Agent’s Warrants and the Advisory Warrants are collectively known as the “Series C Warrants”.

On August 15, 2001, the Company canceled and exchanged 1,412,033, or 96.5%, of the 1,463,201 Series C Warrants for 1,050,691 shares of common stock. As required in accordance with terms of the original Subscription Agreement dated June 15, 2000, these shares were registered under a Form S-3 on February 14, 2002. In connection with the cancellation and exchange of the Series C Warrants, the exchanged shares were subject to an additional lock-up period through February 15, 2002. Additionally, for this transaction, the Company recorded a deemed dividend charge of $3,201,000 in 2001. In 2002, 8,333 Series C Warrants were converted into 1,190 shares of common stock (through cashless exercises). As of December 31, 2002, 42,833 of the Series C Warrants remain outstanding.

(g)	Series C Preferred Conversion Offer – On December 13, 2001, the Company offered to convert its then outstanding Series C Preferred into shares of common stock at a reduced conversion price (the “Conversion Offer”). For a period of sixty days ending February 11, 2002, the holders of the Series C Preferred shares were able to convert such shares at a reduced conversion price of $13.05 per share instead of the original conversion price of $15.00. As of December 31, 2001, holders of 83.0% of the outstanding Series C Preferred had converted their shares into 1,296,126 shares of common stock and, as a result, the Company recorded a deemed dividend charge of $3,365,000 included in the net loss applicable to common shareholders in the fourth quarter of 2001. At the conclusion of the Conversion Offer on February 11, 2002, holders of 98.5% of the outstanding Series C Preferred had converted their shares into a total of 1,538,636 common shares. A deemed dividend charge of $612,000 was recorded in the first quarter of 2002 for conversions consummated after the 2001 year-end. Subsequent to February 22, 2002, 1,000 shares of Series C Preferred were converted into 6,667 shares of common stock. As of December 31, 2002, there were 2,000 unconverted shares of Series C Preferred, which are convertible into 13,333 shares of common stock.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

As a result of the reduced conversion price in the Conversion Offer, 85,689 warrants with an exercise price of $15.00 per share issued to the Remaining Holder in connection with our Series B Preferred were reset into 98,493 warrants with a new exercise price of $13.05 per share as a result of anti-dilution provisions relating to the Series B Preferred. As a result of this reset, the Company recorded a deemed dividend charge of approximately $208,000 in the fourth quarter of 2001.

(h)	Other Warrants – At December 31, 2002, there are 27,282 warrants exercisable at prices ranging from $113.40 to $181.50 at various times through June 2007 issued in connection with prior equity and other business transactions consummated by ProxyMed.

(i)	Reverse Stock Split – On August 21, 2001, the Company’s Board of Directors effected a 1-for-15 reverse stock split of its common stock whereby each 15 shares of common stock was exchanged for one new share of common stock. As a result of this reverse stock split, the par value of the common stock remained unchanged at $.001 per share and no cash was issued for fractional interests.

(j)	Treasury shares – In October 2002, the Company’s Board of Directors voted to cancel and retire 15,061 shares held by the Company in its treasury related to the sale of its discontinued operations (see Note 3).

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(k)	Other – ProxyMed has remaining 1,731,735 authorized but unissued shares of preferred stock, par value $.01 per share, which are entitled to rights and preferences to be determined at the discretion of the Board of Directors.

The value of any stock options and warrants issued in connection with the sales of common stock and convertible preferred stock are netted against the proceeds within stockholders’ equity, and have no impact on earnings.

(7) Segment Information

     ProxyMed operates in two reportable segments that are separately managed: electronic healthcare transaction processing and laboratory communication solutions. Electronic healthcare transaction processing includes transaction and value-added services principally between physicians and insurance companies (Payer Services) and physicians and pharmacies (Prescription Services); and laboratory communication solutions includes the sale, lease and service of communication devices principally to laboratories and the contract manufacturing of printed circuit boards (Laboratory Services). Inter-segment sales are not material and there were no foreign sales for any periods presented.

	Year Ending December 31,

	2002	2001	2000

Net revenues:
Electronic healthcare transaction processing	$22,439,000	$16,938,000	$10,103,000
Laboratory communication solutions	27,743,000	26,292,000	23,338,000

	$50,182,000	$43,230,000	$33,441,000

Operating income (loss):
Electronic healthcare transaction processing	$597,000	$(6,859,000)	$(18,949,000)
Laboratory communication solutions	3,535,000	3,686,000	3,724,000
Corporate and consolidating	(2,792,000)	(3,539,000)	(6,905,000)
Restructuring charges	—	—	(1,330,000)

	$1,340,000	$(6,712,000)	$(23,460,000)

Depreciation and amortization:
Electronic healthcare transaction processing	$1,581,000	$7,285,000	$12,147,000
Laboratory communication solutions	857,000	561,000	722,000
Corporate and consolidating	198,000	330,000	506,000

	$2,636,000	$8,176,000	$13,375,000

Capital expenditures and capitalized software:
Electronic healthcare transaction processing	$1,291,000	$771,000	$2,126,000
Laboratory communication solutions	693,000	628,000	358,000
Corporate and consolidating	22,000	46,000	94,000

	$2,006,000	$1,445,000	$2,578,000

	December 31,

Total assets:	2002	2001

Electronic healthcare transaction processing	$58,957,000	$14,076,000
Laboratory communication solutions	12,904,000	8,525,000
Corporate and consolidating	16,843,000	13,281,000

	$88,704,000	$35,882,000

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(8) Inventory

      Inventory consists of the following at December 31, 2002 and 2001:

	2002	2001

Materials, supplies and component parts	$2,015,000	$2,433,000
Work in process	261,000	159,000
Finished goods	498,000	759,000

	$2,774,000	$3,351,000

(9) Property and Equipment

      Property and equipment consists of the following at December 31, 2002 and 2001:

			Estimated
	2002	2001	useful lives

Furniture, fixtures and equipment	$2,553,000	$2,052,000	4 to 7 years
Computer hardware and software	5,109,000	3,548,000	2 to 5 years
Service vehicles	230,000	251,000	5 years
Leasehold improvements	887,000	759,000	Life of lease
Revenue earning equipment	1,357,000	772,000	5 years

	10,136,000	7,382,000
Less accumulated depreciation	4,417,000	3,550,000

Property and equipment, net	$5,719,000	$3,832,000

      Depreciation expense was $1,839,000 in 2002, $1,470,000 in 2001 and $1,515,000 in 2000. Accumulated depreciation for revenue earning equipment at December 31, 2002 and 2001 was $607,000 and $447,000 respectively. In addition, as a result of management’s periodic review for impairment, the Company wrote off $91,000 of remaining book value in 2001 related to damaged and obsolete computer hardware and software.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(10) Goodwill and Other Intangible Assets

(a)	Goodwill – The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under SFAS No. 142, goodwill is reviewed at least annually for impairment. This adoption resulted in the reduction of approximately $808,000 of amortization relating to its existing goodwill each quarter, which would have otherwise been recorded through the first quarter of 2004. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a “fair value” methodology versus an undiscounted cash flow method required under previous accounting rules. In accordance with the adoption of FAS No. 142, the Company completed its initial impairment test of goodwill during the first quarter of 2002 and its annual test at December 31, 2002 utilizing various valuation techniques including a market value analysis. No impairment charges were recorded as a result of these tests.

The changes in the carrying amounts of goodwill, net, for 2002 by operating segment are as follows:

	Electronic
	healthcare	Laboratory
	transaction	communication
	processing	solutions	Total

Balance as of December 31, 2001	$7,431,000	$530,000	$7,961,000
Goodwill acquired during the period	23,264,000	1,572,000	24,836,000

Balance as of December 31, 2002	$30,695,000	$2,102,000	$32,797,000

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

In accordance with SFAS No. 142, a reconciliation of the previously reported net income (loss) applicable to common shareholders and net income (loss) per share to the amounts adjusted for the exclusion of goodwill amortization, net of any related income tax effect, is as follows:

	2001	2000

Reported net loss applicable to common shareholders	$(19,060,000)	$(48,052,000)
Goodwill amortization	4,637,000	6,299,000

Adjusted net loss applicable to common shareholders	$(14,423,000)	$(41,753,000)

Basic weighted average common shares outstanding	2,162,352	1,304,342

Basic net loss per share of common stock:
Reported net loss applicable to common shareholders	$(8.81)	$(36.84)
Goodwill amortization	2.14	4.83

Adjusted net loss applicable to common shareholders	$(6.67)	$(32.01)

Diluted weighted average common shares outstanding	2,162,352	1,304,342

Diluted net loss per share of common stock:
Reported net loss applicable to common shareholders	$(8.81)	$(36.84)
Goodwill amortization	2.14	4.83

Adjusted net loss applicable to common shareholders	$(6.67)	$(32.01)

(b)	Other Intangible Assets – The carrying amounts of other intangible assets as of December 31, 2002 and 2001 by category, are as follows:

	December 31, 2002			December 31, 2001

	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Capitalized software	$527,000	$(58,000)	$469,000	$637,000	$(445,000)	$192,000
Purchased technology	9,127,000	(1,315,000)	$7,812,000	2,732,000	(1,025,000)	$1,707,000
Customer relationships	10,251,000	(312,000)	$9,939,000	853,000	(676,000)	$177,000

	$19,905,000	$(1,685,000)	$18,220,000	$4,222,000	$(2,146,000)	$2,076,000

In mid-September 2002, the Company acquired the customer relationships and related Internet-based revenue stream from Claimsnet.com, a provider of claims processing services, for $700,000 cash. As part of its acquisition of MedUnite (see Note 2(a)), the Company recorded $6,600,000 in customer relationships, and $1,200,000 and $4,800,000 for the legacy and real-time technology platforms, respectively. In addition, as a result of management’s periodic review for impairment, the Company wrote off $38,000 of previously capitalized real-time software development costs as the Company acquired the same functionality through the software platform acquired from MedUnite.

During 2002, the Company wrote off $517,000 and $741,000 in fully amortized capitalized software and purchased technology, respectively. During 2001, the Company wrote off $124,000 and $11,000,000 in fully amortized capitalized software and purchased technology, respectively.

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

Estimated
useful lives

Capitalized software	3 years
Purchased technology	1 - 12 years
Customer relationships	4.6 - 10 years

Amortization expense of other intangible assets was $797,000, $1,987,000 and $5,194,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

As of December 31, 2002, estimated future amortization expense of other intangible assets is as follows: $3,349,000 in 2003, $2,607,000 in 2004, $2,486,000 in 2005, $2,297,00 in 2006, and $2,265,000 in 2007.

(11)	Restricted Cash – Restricted cash of $825,000 at December 31, 2002 includes a certificate of deposit of $750,000 that has been pledged as security for an outstanding letter of credit (see Note 19(a)). Restricted cash is included in other assets in the accompanying balance sheet.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(12) Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consists of the following at December 31, 2002 and 2001:

	2002	2001

Accounts payable	$9,949,000	$2,501,000
Accrued payroll and related costs	3,091,000	1,579,000
Acquisition related costs	7,149,000	—
Other accrued expenses	1,283,000	1,265,000

Total accounts payable and accrued expenses	$21,472,000	$5,345,000

      As part of its acquisition of MedUnite, the Company recorded a total of $8,321,000 in transaction related and exit costs including investment banking fees and expenses ($1,020,000); professional fees ($315,000); required liability insurance ($400,000); severance and other pay for executives and employees ($2,417,000); terminated facility obligations ($1,682,000); contract cancellation fees and penalties ($2,430,000) and other ($57,000). Of these amounts $1,122,000 has been reclassified as long term obligations based on the contracted or expected payment timeframes and $50,000 in professional fees had been paid by December 31, 2002.

      Other accrued expenses include the current portion of capital leases payable, customer deposits, estimated property and other taxes.

(13) Debt Obligations

(a)	On December 31, 2002, the Company issued $13,400,000 in uncollateralized convertible promissory notes to the former shareholders of MedUnite as part of the consideration paid in its acquisition of MedUnite. Interest is payable quarterly in cash in arrears. The convertible promissory notes are payable in full on December 31, 2008 unless converted earlier upon the meeting of certain aggregate revenue triggers by the former shareholders (see Note 2(a)).

(b)	In January 2002, the Company paid in full its $7,000,000 promissory note related to its May 2001 acquisition of MDP.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(14) Income Taxes

      The company did not recognize an income tax provision or benefit for any of the years in the three year period ended December 31, 2002.

      This differed from the amount computed by applying the statutory federal income tax rate to the net loss reflected on the Consolidated Statements of Operations in the three years ended December 31, 2002 due to the following:

	2002		2001		2000

	Amount	%	Amount	%	Amount	%

Federal income tax benefit at statutory rate	663,000	34.0%	(2,311,000)	(34.0)%	(9,073,000)	(34.0)%
State income tax benefit	80,000	4.1	(245,000)	(3.6)	(427,000)	(1.6)
Non-deductible items	21,000	1.1	238,000	3.5	1,388,000	5.2
Increase (decrease) in valuation allowance	(764,000)	(39.2)	2,318,000	34.1	8,112,000	30.4

Total provision	—	—%	—	—%	—	—%

      The significant components of the deferred tax asset account is as follows at December 31, 2002 and 2001:

	2002	2001

Net operating losses – Federal	$42,456,000	$22,440,000
Net operating losses – State	7,172,000	2,387,000
Depreciation and amortization	4,770,000	9,387,000
Capitalized start up costs	9,789,000	—
Acquisition costs	2,716,000	—
Other – net	(833,000)	1,341,000

Total deferred tax assets	66,070,000	35,555,000
Less valuation allowance	(66,070,000)	(35,555,000)

Net deferred tax assets	$—	$—

      Based on the weight of available evidence, a valuation allowance has been provided to offset the entire deferred tax asset amount. The net increase in the valuation allowance for the year ended December 31, 2002 includes an increase of $31,279,000 related to the acquisition of MedUnite, Inc.

      Total net operating loss carryforwards at December 31, 2002 are $118,468,000, of which $57,694,000 is attributed to the acquisition of MedUnite and may only be used to reduce the future taxable income of MedUnite due to the Separate Return Limitation Year (“SRLY”) income tax regulations. These net operating losses begin to expire in 2008. Due to the changes in ownership control of the Company at various dates, as defined under Internal Revenue Code Section 382, net operating losses of $109,224,000 ($51,530,000 for ProxyMed and $57,694,000 for MedUnite) are limited in their availability to offset current and future taxable income.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(15) Stock Options

      ProxyMed has various stock option plans for employees, directors and outside consultants, under which both incentive stock options and non-qualified options may be issued. Under such plans, options to purchase up to 1,281,017 shares of common stock may be granted. Options may be granted at prices equal to the fair market value at the date of grant, except that incentive stock options granted to persons owning more than 10% of the outstanding voting power must be granted at 110% of the fair market value at the date of grant. In addition, as of December 31, 2002, options for the purchase of 418,142 shares to newly-hired employees remained outstanding. Stock options issued by ProxyMed generally vest within three years, and expire up to ten years from the date granted. Stock option activity was as follows for the three years ended December 31, 2002:

	Options		Weighted average
	available	Options	exercise price
	for grant	outstanding	of options

Balance, December 31, 1999	10,983	173,714	$130.20
Options authorized	646,979	—	—
Options granted	(667,183)	667,183	$22.20
Options exercised	—	(5,208)	$81.90
Options expired/forfeited	39,473	(87,360)	$127.95

Balance, December 31, 2000	30,252	748,329	$34.50
Options authorized	292,131	—	—
Options granted	(101,236)	101,236	$15.97
Options expired/forfeited	11,320	(19,794)	$74.58

Balance, December 31, 2001	232,467	829,771	$31.22
Options authorized	608,000	—	—
Options granted	(330,847)	330,847	$16.89
Options expired/forfeited	65,422	(76,063)	$82.29

Balance, December 31, 2002	575,042	1,084,555	$23.27

      The following table summarizes information regarding outstanding and exercisable options as of December 31, 2002:

	Options outstanding			Options exercisable

Range of exercise	Number	Weighted average remaining	Weighted average	Number	Weighted average
prices	outstanding	contractual life (years)	exercise price	exercisable	exercise price

$11.00 - $18.00	376,977	9.1	$15.60	133,253	$15.85
$18.01 - $22.00	184,623	7.6	$19.29	124,337	$19.13
$22.01 - $23.00	476,020	7.0	$22.63	320,795	$22.64
$23.01 - $203.40	46,935	1.4	$106.94	45,690	$106.69

	1,084,555			624,075

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

      The following table summarizes information regarding options exercisable as of December 31:

	2002	2001	2000

Number exercisable	624,075	355,757	125,102
Weighted average exercise price	$26.64	$41.06	$74.55

      The weighted average grant date fair value of options granted ($13.37 in 2002, $12.65 in 2001, and $16.65 in 2000) was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000

Risk-free interest rate	4.46%	4.75%	6.00%
Expected life	9.9 years	9.9 years	10.0 years
Expected volatility	81.0%	82.8%	80.9%
Expected dividend yield	0.0%	0.0%	0.0%

      In September 2000, the Company’s Board of Directors approved the issuance of options for the six independent directors to purchase 93,333 shares of the Company’s common stock at an exercise price as of the approval date of $18.30 per share. Of these options granted, 31,111 were issued under existing stock option plans previously approved by the Company’s shareholders and vested after one year. The remaining 62,222 options were originally granted outside of any approved plan, vested equally on the second and third anniversary dates of the date of grant at an exercise price of $18.30 per share, and were subject to approval at the Company’s next annual meeting of shareholders. At its annual meeting of shareholders held on July 25, 2001, the Company’s shareholders approved the 2001 Stock Option Plan including these options. Since the closing market price on the date of the approval was lower than the $18.30 exercise price of these remaining options, no compensatory charge was recorded for these options in 2000 or 2001.

      In April 2001, the Company’s Board of Directors authorized the issuance of 65,000 options to purchase the Company’s common stock to ProxyMed’s executive and senior management as part of their compensation plan for the 2001 year. Of these options granted, 19,333 options were issued with an exercise price of $15.15 under available stock option plans, and the balance of 45,667 options were granted under the Company’s proposed 2001 Stock Option Plan, subject to approval by the Company’s shareholders at its annual meeting on July 25, 2001. In July 2001, the shareholders of the Company approved the 2001 Stock Option Plan pursuant to which options to purchase 333,333 shares of common stock may be issued to employees, officers and directors and, as a result, the 45,667 options were issued with an exercise price of $13.80 per share. These options are for a ten-year term and vest after five years. In addition, these options contained a clause which enabled the accelerated vesting of a portion or all of the options if specific, pre-determined individual performance goals were met during the 2001 year and, as a result of these performance goals being met, 4,978 options with an exercise price of $15.15 and 11,757 options with an exercise price of $13.80 were accelerated to vest on December 31, 2001.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

      Additionally, certain stock options for executive management and directors were amended in 2000 to allow for extensions of exercise periods (typically one to three years) after termination of employment. In January 2002, 40,000 vested stock options for three resigning directors were amended to allow for an extension of the exercise period through December 31, 2003 (see Note 19(d) below). In all cases, the market price of ProxyMed’s common stock was below the exercise price of these options at the time of amendment.

      In January 2002, the Company’s Board of Directors agreed to cancel up to 37,767 stock options with exercise prices ranging from $57.45 to $202.50 issued to current officers and employees of the Company with the intent of reissuing the same number of options in the future at the then current market price. In September 2002, the Company issued 36,867 stock options, including 25,366 to the Company’s chief financial officer and three senior executives, at an exercise price of $15.55 per share pursuant to this cancellation and reissuance program.

      At the Company’s Annual Meeting of Shareholders held on May 22, 2002, the shareholders approved a new 2002 Stock Option Plan pursuant to which options to purchase 600,000 shares of common stock may be issued to employees, officers and directors.

      Additionally, in May 2002, the Company’s outside directors were granted a total of 55,000 options at an exercise price of $20.20 to compensate the directors upon initial appointment to the board, re-election to the board, and participation in sub-committees. Option grants for initial appointment and subsequent re-election to the board vest equally over a three-year period. Options for participation in sub-committees vest in full after three years but may be accelerated to vest after each sub-committee meeting attended. In October 2002, 15,000 and 1,875 options with an exercise price of $12.54 were granted to a newly appointed outside director for initial appointment and sub-committee membership, respectively. Of the total sub-committee grants, 8,125 options were accelerated to vest on December 31, 2002 and the remaining 8,750 sub-committee grants are expected to vest in 2003.

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

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

      Also in June 2002, the Company’s Board of Directors authorized the issuance of stock options to ProxyMed’s executive and senior management as part of their compensation plan for the 2002 year. As a result, 56,440 options were granted to the Company’s chairman/chief executive officer and president/chief operating officer at an exercise price of $17.36. In September 2002, 63,106 options were granted to the remaining executive and senior management at an exercise price of $15.55 per share. All of these options are for a ten-year term, vest in full after five years and contain a clause that enables the accelerated vesting of a portion or all of the options if specific, pre-determined individual and company goals are met during the 2002 year. Of the 119,546 total options granted under the 2002 compensation plan discussed above, 80,194 options were accelerated to vest on December 31, 2002 and the remaining 39,352 options will vest in 2007.

(16) Supplemental Disclosure of Cash Flow Information

	Year Ending December 31,

	2002	2001	2000

Cash paid for interest	$63,000	$368,000	$184,000

Common stock issued for payment of preferred stock dividends	$—	$1,658,000	$1,271,000

Common stock issued for payment of long-term debt	$—	$—	$375,000

Acquisition of businesses:
Common stock issued for businesses acquired	$600,000	$—	$—
Debt issued for businesses acquired	13,400,000	7,000,000	—
Other acquisition costs accrued	8,382,000	30,000	—
Details of acquisitions:
Working capital components, including cash acquired	4,609,000	(303,000)	—
Property and equipment	(2,165,000)	(165,000)	—
Goodwill	(24,837,000)	(9,558,000)	—
Intangible assets acquired:	—
Customer Relationships	(9,440,000)	—	—
Purchased Technology	(6,395,000)
Other long term liabilities, net	209,000	(4,000)	—

	(15,637,000)	(3,000,000)	—
Cash acquired in acquisitions	1,184,000	—	—

Net cash used in acquisitions	$(14,453,000)	$(3,000,000)	$—

Disposition of businesses:
Common stock received	$—	$—	$(1,930,000)
Notes and other receivables received	—	—	(1,723,000)
Net gain recognized	—	—	545,000
Details of dispositions:
Working capital components, other than cash	—	—	1,906,000
Property and equipment	—	—	1,071,000
Goodwill	—	—	110,000
Other assets	—	—	21,000

Net cash provided by dispositions	$—	$—	$—

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(17) Concentration of Credit Risk

      Substantially all of ProxyMed’s accounts receivable are due from physicians and various healthcare institutional suppliers (payers, laboratories and pharmacies). Collateral is not required. Approximately 10% of the 2002 and 2001 revenues were from a single, but different, customer for the sale, lease and service of communication devices. There were no sales to any one customer in excess of 10% of consolidated revenues in 2000.

(18) Employee Benefit Plans

      Through November 30, 2000, ProxyMed had two 401(k) retirement plans, including one plan that was acquired in its merger with Key Communications, for substantially all employees who met certain minimum lengths of employment and minimum age requirements. As of December 1, 2000, these two plans were combined. Contributions may be by employees up to 15% of their annual compensation. Discretionary matching contributions under the combined plan were made in January 2001 and covered eligible wages paid to Key Communications participants from May 1, 2000 through December 31, 2000 and annual eligible wages paid to ProxyMed employees for the full 2000 year. Discretionary matching contributions paid to all eligible employees for 2001 were made in February 2002. Discretionary matching contributions under the combined plans were based on 1% of eligible wages up to $1,000 and limited by the employee’s actual contribution into the plan. No prior matching contributions had been made under the original ProxyMed plan. Matching contributions totaling $51,000 and $105,000 for the years ended December 31, 2001 and 2000, respectively, have been expensed. There were no matching contributions for 2002. Funding of matching contributions each year is offset by forfeitures from terminated employees.

      The 401(k) retirement plan acquired with the purchase of MedUnite, Inc. was maintained for substantially all employees who met certain minimum lengths of employment and minimum age requirements. Contributions are made by employees based on the lesser of 60% of eligible compensation or the deferral limit set by the government. Previously non-discretionary employer matching contributions have been eliminated under this plan. The MedUnite 401(k) plan will be combined with the ProxyMed 401(k) plan in the future.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(19) Commitments, Contingencies and Other

(a)	Leases – ProxyMed leases certain equipment used in its contract manufacturing business that have been classified as capital leases and also leases premises, operating and office equipment, and vehicles under operating leases which expire on various dates through 2006. The leases for the premises contain renewal options, and require ProxyMed to pay such costs as property taxes, maintenance and insurance. At December 31, 2002, the present value of the capital leases and the future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year (net of payments to be received under subleases) are as follows:

	Capital	Operating
	Leases	Leases

2003	$480,000	$2,443,000
2004	298,000	1,268,000
2005	112,000	391,000
2006	12,000	9,000

Total minimum lease payments	902,000	$4,111,000

Less amount representing interest	78,000

Present value of minimum lease payments	$824,000

In connection with MedUnite’s facility lease in San Diego, California, the Company acquired an irrevocable letter of credit in the amount of $750,000 (collateralized by restricted cash of the same amount). The letter of credit expires September 30, 2004. The Company is in the process of terminating this facility lease effective July 1, 2003 in consideration for the $750,000 letter of credit and furniture at the facility with a value of approximately $153,000. As of December 31, 2002, gross rents of $700,000 are included in the table above for rents through June 2003.

The Company recognizes rent expense on a straight-line basis over the related lease term. Total rent expense for all operating leases amounted to $1,461,000 in 2002, $1,405,000 in 2001 and $1,157,000 in 2000. The current portion of capital leases is included in accounts payable and other accrued expenses and the long-term portion of capital leases is included in other long-term liabilities in the balance sheet at December 31, 2001 and 2002.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(b)	Software Maintenance Services – The Company has decided to migrate off of a software license used to operate MedUnite’s web portal, however, it may still be liable to purchase software maintenance services from the supplier of that license. The total amount of the future commitments below is included in the acquisition-related accrual for the MedUnite acquisition. Such commitments would be due as follows for the years ending December 31:

2003	$700,000
2004	700,000
2005	408,000

$1,808,000

(c)	Services Agreement – In April 2002, MedUnite had entered into a three-year information technology services agreement to outsource certain hosting, system maintenance and operation services. Actual service fees are based on the number of transactions processed by the software being supported; however, MedUnite is committed to pay a minimum annual service fee of $1,212,000. At December 31, 2002, $790,000 is accrued towards this minimum annual amount and is included in accrued expenses. The Company has the option to cancel the agreement by providing 90 days notice and paying an early termination fee which will be equal to between one and three months’ average transaction fees, depending upon when the agreement is terminated.

(d)	Resignation of Directors – In January 2002, three directors of the Company resigned in an effort to reconstitute the size of the Board of Directors from nine members to seven. Additionally, the remaining Board members agreed to extend the exercise period of certain vested options held by the three resigning directors through December 31, 2003.

(e)	Settlement of Litigation – In September 2002, the Company favorably settled a contract dispute in the amount of $325,000. The settlement resulted in the issuance of a promissory note, which was recorded at its present value of $299,000. The present value of the promissory note, less legal expenses of $34,000, was reported as other income. Under the terms of the promissory note, payments of $25,000 will be made each quarter over the next three years starting October 2002.

(f)	Employment Agreements – The Company entered into employment agreements with certain executives and other members of management that provide for cash severance payments if these employees are terminated without cause. The Company’s aggregate commitment under these agreements is $800,000 at December 31, 2002.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(20) Related Party Transactions

      In April 1997, the Company made loans totaling $350,000 to Mr. Blue, its former chairman of the board and chief executive officer. The funds were advanced pursuant to two demand promissory notes in the principal amounts of $290,000 and $60,000, respectively, each bearing interest at a rate of 73/4% per annum. On June 30, 2000, the Company amended the terms of these notes whereby interest on the notes ceased to accrue subsequent to July 1, 2000 and the loan plus accrued interest, totaling $436,000 at June 30, 2000, would be payable in a balloon payment in December 2001. The loans were collateralized with options to purchase 36,667 shares of common stock granted to Mr. Blue under the Company’s stock option plans. Prior to 2000, these loans were included in other assets; as of December 31, 2001 and 2000, all amounts owed under these loans have been reclassified to stockholders’ equity.

      In December 2001, a payment of $250,000 was received from Mr. Blue and applied against the outstanding balance of the loans. The Company agreed to refinance the remaining $186,000 balance and a new promissory note was executed by Mr. Blue. This new note requires monthly interest payments at prime rate plus 1%, established at the beginning of each calendar quarter, and is payable in a balloon payment on or before December 31, 2003. The note is collateralized with options to purchase 36,667 shares of common stock granted to Mr. Blue under the Company’s stock option plans along with additional warrants granted to Mr. Blue from various other public companies. In January 2002, Mr. Blue resigned from the Company’s Board of Directors and the remaining Board members agreed to extend the exercise period of the stock options of the Company held as collateral for the note in an effort to maximize the potential for repayment.

      In March 2001, a senior executive of the Company entered into an uncollateralized promissory note for $45,400 for amounts previously borrowed from us. The promissory note calls for minimum bi-weekly payments of $350 deducted directly from the executive’s payroll until the note is paid in full on or before February 2006. The note is non-interest bearing but interest is imputed annually based on the Internal Revenue Service Applicable Federal Rate at the time the note was originated (4.98%). Under terms of the promissory note, if the executive is terminated without cause, the note is due in full after nine months from the date of termination as long as the scheduled bi-weekly payments continue to be made. As of December 31, 2002, the unpaid principal balance of the note is $23,000 and is included in other receivables.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(21) Subsequent Events

      In February 2003, a director of the Company resigned for personal reasons, and as a result, one vacancy currently remains unfilled on the Company’s Board of Directors.

      In March 2003, the Company restructured $3,368,000 in accounts payable and accrued expenses acquired from MedUnite and outstanding at December 31, 2002 to one vendor into an uncollateralized note payable over 36 months at 8% commencing March 2003 and has financed $382,000 for an insurance policy required in the MedUnite acquisition over 24 months at 5.25% commencing February 2003.

      In March 2003, the Company granted a total of 46,000 stock options, including 36,000 stock options at an exercise price of $9.24 per share to certain employees of MedUnite.

PROXYMED, INC. AND SUBSIDIARIES

SCHEDULE II – Valuation and Qualifying Accounts

	Allowance for Doubtful Accounts

		Additions

Year ended	Balance at	Charged to	Charged to		Balance at
December 31,	beginning of year	costs and expenses	other accounts (1)(2)	Deductions (3)	end of year

2002	$228,000	38,000	1,008,000	178,000	$1,096,000

2001	$691,000	70,000	84,000	617,000	$228,000

2000	$663,000	420,000	245,000	637,000	$691,000

(1)	Includes amounts charged against revenue in 2000 ($245,000), 2001 ($65,000), and 2002 ($346,000)

(2)	Includes amounts acquired through acquisitions in 2001 ($19,000) and 2002 ($662,000)

(3)	Primarily write-off of bad debts and amounts charged against revenues, net of recoveries