Form 10-Q
period 2003-03-31
PROXYMED INC /FT LAUDERDALE/
filed 2003-05-15
CIK 906337

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended MARCH 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) [X] Yes [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          COMMON STOCK, $.001 PAR VALUE
                      6,782,938 SHARES AS OF MAY 14, 2003

                         PART 1 - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

                         PROXYMED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                           March 31,          December 31,
                                                                             2003                2002
                                                                         -------------       -------------

                               ASSETS
Current assets:
     Cash and cash equivalents                                           $  10,347,000       $  16,378,000
     Accounts receivable - trade, net                                       10,970,000          10,060,000
     Notes and other receivables                                               502,000             503,000
     Inventory                                                               2,912,000           2,774,000
     Other current assets                                                    1,614,000           1,022,000
                                                                         -------------       -------------
        Total current assets                                                26,345,000          30,737,000
Property and equipment, net                                                  5,827,000           5,719,000
Goodwill, net                                                               32,944,000          32,797,000
Purchased technology, capitalized software and
     other intangible assets, net                                           17,800,000          18,220,000
Restricted cash                                                              1,151,000             825,000
Other assets                                                                   400,000             406,000
                                                                         -------------       -------------

        Total assets                                                     $  84,467,000       $  88,704,000
                                                                         =============       =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable and current portion of long-term debt                 $   1,193,000       $          --
     Accounts payable and accrued expenses                                  16,671,000          21,472,000
     Deferred revenue                                                          494,000             516,000
                                                                         -------------       -------------
        Total current liabilities                                           18,358,000          21,988,000
Convertible notes                                                           13,400,000          13,400,000
Other long-term debt                                                         1,938,000                  --
Long-term deferred revenue and other long-term liabilities                   2,488,000           2,581,000
                                                                         -------------       -------------
        Total liabilities                                                   36,184,000          37,969,000
                                                                         -------------       -------------

Stockholders' equity:
     Series C 7% Convertible preferred stock - $.01 par value.                      --                  --
        Authorized 300,000 shares; issued 253,265 shares;
        outstanding 2,000 shares; liquidation preference $13,333
     Common stock - $.001 par value.  Authorized 13,333,333 shares;              7,000               7,000
        issued and outstanding 6,782,938 shares
     Additional paid-in capital                                            146,187,000         146,187,000
     Accumulated deficit                                                   (97,725,000)        (95,273,000)
     Note receivable from stockholder                                         (186,000)           (186,000)
                                                                         -------------       -------------
        Total stockholders' equity                                          48,283,000          50,735,000
                                                                         -------------       -------------

        Total liabilities and stockholders' equity                       $  84,467,000       $  88,704,000
                                                                         =============       =============





                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                         PROXYMED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                               Three Months Ended March 31,
                                                              -------------------------------
                                                                  2003               2002
                                                              ------------       ------------
Revenues:
     Transaction fees, services and license fees              $ 12,560,000       $  6,709,000
     Communication devices and other tangible goods              4,870,000          4,794,000
                                                              ------------       ------------
                                                                17,430,000         11,503,000
                                                              ------------       ------------

Costs and expenses:
     Cost of transaction fees, services and license fees         4,271,000          2,132,000
     Cost of tangible goods                                      3,222,000          3,247,000
     Selling, general and administrative expenses               10,760,000          5,493,000
     Depreciation and amortization                               1,330,000            569,000
     Loss on disposal of assets                                    125,000                 --
                                                              ------------       ------------
                                                                19,708,000         11,441,000
                                                              ------------       ------------

        Operating income (loss)                                 (2,278,000)            62,000

Interest income (expense), net                                    (174,000)           (13,000)
                                                              ------------       ------------

        Net income (loss)                                       (2,452,000)            49,000

Deemed dividends                                                        --            612,000
                                                              ------------       ------------

        Net loss applicable to common shareholders            $ (2,452,000)      $   (563,000)
                                                              ============       ============

Basic and diluted loss per share                              $      (0.36)      $      (0.11)
                                                              ============       ============

Basic and diluted weighted average shares outstanding            6,782,938          5,114,596
                                                              ============       ============






                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                         PROXYMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                         Three Months Ended March 31,
                                                                        -------------------------------
                                                                            2003               2002
                                                                        ------------       ------------

Cash flows from operating activities:
     Net income (loss)                                                  $ (2,452,000)      $     49,000
     Adjustments to reconcile net income (loss) to net provided by
         (used in) operating activities:
            Depreciation and amortization                                  1,330,000            569,000
            Provision for (recovery of) doubtful accounts                     54,000            (34,000)
            Provision for obsolete inventory                                  10,000             60,000
            Loss on disposal of fixed assets                                 125,000                 --
            Changes in assets and liabilities, net of
               effect of acquisitions and dispositions:
                Accounts and other receivables                              (984,000)           (91,000)
                Inventory                                                   (148,000)          (164,000)
                Other current assets                                        (262,000)          (341,000)
                Accounts payable and accrued expenses                      1,797,000             12,000
                Deferred revenue                                             (38,000)            94,000
                Other, net                                                    74,000            (21,000)
                                                                        ------------       ------------
         Net cash provided by (used in) operating activities                (494,000)           133,000
                                                                        ------------       ------------

Cash flows from investing activities:
     Capital expenditures                                                   (910,000)          (413,000)
     Capitalized software                                                   (276,000)          (138,000)
     Collection of notes receivable                                           81,000             14,000
     Proceeds from sale of fixed assets                                       64,000                 --
     Increase in restricted cash                                            (326,000)                --
     Payments for acquisition-related costs                               (3,860,000)                --
                                                                        ------------       ------------
         Net cash used in investing activities                            (5,227,000)          (537,000)
                                                                        ------------       ------------

Cash flows from financing activities:
     Payment of note payable related to acquisition of business                   --         (7,000,000)
     Payment of notes payable, capital leases and long-term debt            (310,000)           (29,000)
                                                                        ------------       ------------
         Net cash used in financing activities                              (310,000)        (7,029,000)
                                                                        ------------       ------------

Net decrease in cash and cash equivalents                                 (6,031,000)        (7,433,000)
Cash and cash equivalents at beginning of period                          16,378,000         12,601,000
                                                                        ------------       ------------
Cash and cash equivalents at end of period                              $ 10,347,000       $  5,168,000
                                                                        ============       ============








                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                         PROXYMED, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements of ProxyMed, Inc. and subsidiaries ("ProxyMed" or the "Company") and the notes thereto have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the "SEC") and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

            On December 31, 2002, the Company acquired all of the capital stock of MedUnite, Inc. ("MedUnite"), a privately-held company providing healthcare claims processing services founded by seven of the nation's largest health insurers, for $10,000,000 in cash and $13,400,000 in 4% convertible debt. The operations of MedUnite are reflected with those of the Company for the three months ended March 31, 2003.

            The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the SEC on April 15, 2003.

      (b) REVENUE RECOGNITION - Electronic transaction processing fee revenue is recorded in the period the service is rendered. Certain transaction fee revenue is subject to revenue sharing pursuant to agreements with resellers, vendors or gateway partners and are recorded as gross revenues. Revenue from sales of inventory and manufactured goods is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. Revenue from certain up-front fees is amortized ratably over the expected life of the customer. Revenue from hardware leases, software rentals and maintenance fees is recognized ratably over the applicable period.

       (c) NET LOSS PER SHARE - Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted average shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of securities into common stock; however, stock options and warrants totaling 1,753,153 shares and 960,378 shares at March 31, 2003 and 2002, respectively, as well as common shares issuable on conversion of Series C preferred stock (13,333 and 20,000 shares, if converted on March 31, 2003 and 2002, respectively), were excluded from the calculation of diluted loss per share because their effects would have been antidilutive.

                         PROXYMED, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

            In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.

            ProxyMed continues to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The Company measures compensation expense related to the grant of stock options and stock-based awards to employees (including independent directors) whereby compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award or at the measurement date for variable awards. Stock-based compensation arrangements involving non-employees are accounted for based on the fair value of the option or award pursuant to SFAS No. 123.

                         PROXYMED, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

            Under SFAS No. 123, compensation cost for the Company's stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. Had the Company adopted SFAS No. 123 in accounting for its stock option plans, the Company's consolidated net loss and net loss per share for the quarters ended March 31, 2003 and March 31, 2002 would have been adjusted to the pro forma amounts indicated as follows:


                                                                   Three Months Ended March 31,
                                                                   -----------------------------
                                                                       2003              2002
                                                                   -----------       -----------
            Net loss applicable to
              common shareholders, as reported                     $(2,452,000)      $  (563,000)

            Total stock-based employee pro forma compensation
              expense determined under fair
              value based method for all awards                       (150,000)         (312,000)
                                                                   -----------       -----------

            Pro forma net loss applicable
              to common shareholders                               $(2,602,000)      $  (875,000)
                                                                   ===========       ===========

            Basic and diluted net loss per common share:
            As reported                                            $     (0.36)      $     (0.11)
            Pro forma                                              $     (0.38)      $     (0.17)




      (d) NEW ACCOUNTING PRONOUNCEMENTS - In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provision that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. Since currently the Company does not have derivative instruments, the Company does not believe that the implementation SFAS No. 149 will have a material effect on the Company's consolidated financial statements and related disclosures.

                         PROXYMED, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

(2)   INVENTORY

            Inventory consists of the following at March 31, 2003:

            Materials, supplies and component parts      $2,014,000
            Work in process                                 211,000
            Finished goods                                  687,000
                                                         ----------
                                                         $2,912,000
                                                         ==========




(3)   GOODWILL AND OTHER INTANGIBLE ASSETS

      (a) GOODWILL - The changes in the carrying amounts of goodwill for the three months ended March 31, 2003 by operating segment are as follows:

                                                          Electronic
                                                          healthcare      Laboratory
                                                          transaction    communication
                                                          processing       solutions          Total
                                                          -----------      ----------      -----------

            Balance as of December 31, 2002               $30,695,000      $2,102,000      $32,797,000
            Purchase price adjustments                        147,000              --          147,000
                                                          -----------      ----------      -----------
                        Balance as of March 31, 2003      $30,842,000      $2,102,000      $32,944,000
                                                          ===========      ==========      ===========




      (b) OTHER INTANGIBLE ASSETS - The carrying amounts of other intangible assets as of March 31, 2003 and December 31, 2002, by category, are as follows:


                                          March 31, 2003                                     December 31, 2002
                        -------------------------------------------------      -------------------------------------------------
                          Carrying         Accumulated                           Carrying         Accumulated
                           Amount          Amortization           Net             Amount          Amortization           Net
                        ------------       ------------       -----------      ------------       ------------       -----------

Capitalized software    $    759,000       $    (82,000)      $   677,000      $    527,000       $    (58,000)      $   469,000
Purchased technology       9,172,000         (1,705,000)        7,467,000         9,127,000         (1,315,000)        7,812,000
Customer relationships    10,251,000           (595,000)        9,656,000        10,251,000           (312,000)        9,939,000
                        ------------       ------------       -----------      ------------       ------------       -----------
                        $ 20,182,000       $ (2,382,000)      $17,800,000      $ 19,905,000       $ (1,685,000)      $18,220,000
                        ============       ============       ===========      ============       ============       ===========



            Amortization expense of other intangible assets was $697,000 and $149,000 for the three months ended March 31, 2003 and 2002, respectively.

            As of March 31, 2003, estimated future amortization expense of other intangible assets is as follows: $2,615,000 for the remaining quarters of 2003, $2,693,000 in 2004, $2,572,000 in 2005, $2,425,000
            in 2006, $2,274,000 in 2007, and $1,790,000 in 2008.

                         PROXYMED, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

(4)   DEBT OBLIGATIONS

         In February 2003, the Company financed $422,000 and $306,000 for certain liability insurance policies over 7 months at 4.76% and 24 months at 5.25%, respectively. The note for $422,000 is unsecured while the note for $306,000 is collateralized by a letter of credit in the amount of $325,000 (supported with restricted cash) at March 31, 2003.

         In March 2003, the Company restructured $3,368,000 in accounts payable and accrued expenses acquired from MedUnite and outstanding at December 31, 2002 to one vendor by paying $750,000 in cash and financing the balance of $2,618,000 with an unsecured note payable over 36 months at 8% commencing March 2003.

         In April 2003, the Company financed a net total of $1,990,000 ($2,797,000 in accounts payable and accrued expenses offset by $807,000 in accounts receivable) existing at December 31, 2002 from MedUnite to a former owner of MedUnite by issuing an unsecured note payable over 24 months at 6%.

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

      (b) STOCK OPTIONS - During the three months ended March 31, 2003, the Company granted a total of 50,000 stock options at exercise prices between $7.50 and $10.01 per share to employees. Such options are for a ten-year term and vest equally over the following three years.

            In April 2003, the six outside directors of ProxyMed were each granted 10,000 stock options at an exercise price of $7.28 per share. Such options are for a ten-year term and vest equally over the following three years.

                         PROXYMED, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

(6)   SEGMENT INFORMATION

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


                                                         Three Months Ended March 31,
                                                        -------------------------------
                                                             2003               2002
                                                        ------------       ------------
Net revenues:
     Electronic healthcare transaction processing       $ 11,291,000       $  5,278,000
     Laboratory communication solutions                    6,139,000          6,225,000
                                                        ------------       ------------
                                                        $ 17,430,000       $ 11,503,000
                                                        ============       ============

Operating income (loss):
     Electronic healthcare transaction processing       $ (1,941,000)      $    152,000
     Laboratory communication solutions                      587,000            593,000
     Corporate and consolidating                            (924,000)          (683,000)
                                                        ------------       ------------
                                                        $ (2,278,000)      $     62,000
                                                        ============       ============

                                                                 March 31,
                                                        -------------------------------
                                                             2003              2002
                                                        ------------       ------------
Total assets:
     Electronic healthcare transaction processing       $ 60,400,000       $ 14,211,000
     Laboratory communication solutions                   12,424,000          8,648,000
     Corporate and consolidating                          11,643,000          6,161,000
                                                        ------------       ------------
                                                        $ 84,467,000       $ 29,020,000
                                                        ============       ============



(7)   INCOME TAXES

         As of March 31, 2003, the Company had a net deferred tax asset of approximately $66.0 million, which was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve, if during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

                         PROXYMED, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

(8)   LEASES


         In April 2003, the Company terminated MedUnite's facility lease in San Diego, California effective July 1, 2003 in consideration for a $750,000 letter of credit held by the landlord (supported with restricted cash), furniture at the facility with a value of approximately $153,000, and other costs of $69,000. As a replacement for this facility, the Company subleased office space in the same geographic area at a monthly rent of $6,000 per month through September 2004.

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

         On December 31, 2002, we acquired all of the outstanding stock of MedUnite, Inc. ("MedUnite") for $10,000,000 in cash and aggregate of $13,400,000 principal amount of 4% convertible promissory notes. In addition, we incurred $8,321,000 in transaction and exit related costs. Interest on the convertible notes is payable in cash on a quarterly basis. The convertible promissory notes are payable in full on December 31, 2008 and are convertible into an aggregate of 731,322 shares of our common stock if the founders of MedUnite achieve certain revenue-based triggers over the next three and one-half year period. The shares of our common stock issuable upon conversion of the convertible notes will be registered by us promptly after a stockholder achieves a conversion trigger event. If and when these notes become convertible, we will record a beneficial conversion charge in our operations to the extent that the fair market value of the common stock is in excess of the conversion price. The operations of MedUnite are reflected with those of the Company for the three months ended March 31, 2003.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002.

         NET REVENUES. Consolidated net revenues for the three months ended March 31, 2003 increased by $5,927,000, or 52%, to $17,430,000 from consolidated net revenues of $11,503,000 for the three months ended March 31, 2002. Net revenues classified by our reportable segments are as follows:


                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                          2003             2002
                                                       -----------      -----------
   Electronic healthcare transaction processing        $11,291,000      $ 5,278,000
   Laboratory communication solutions                    6,139,000        6,225,000
                                                       -----------      -----------
                                                       $17,430,000      $11,503,000
                                                       ===========      ===========


         Net revenues in our Electronic healthcare transaction processing segment increased by 114% over the 2002 period. This increase is primarily due to the acquisition of MedUnite which contributed $4,628,000, or 41%, of the segment revenues. Excluding MedUnite, revenue growth from our existing transaction business increased by 26% between periods.

         Total healthcare transactions processed during the three months ended March 31, 2003 were 56,479,000 (including 21,862,000 transactions from MedUnite) equating to an annualized run rate of over 225 million transactions processed. Excluding MedUnite, transaction growth between the periods was 31%. A summary of the number of transactions we processed for the periods presented is as follows:

                                                 Three Months Ended March 31,
                                                 -----------------------------
                                                     2003            2002
                                                  ----------      ----------
         Core transactions                        49,601,000      20,220,000
         Encounters                                6,878,000       6,198,000
                                                  ----------      ----------
             Total transactions                   56,479,000      26,418,000
                                                  ==========      ==========




         "Core" transactions represent all transactions except for encounters. "Encounters" are an administrative reporting transaction for payers but do not generate revenue for the provider who must submit them. Accordingly, rather than submitting on a routine basis, most providers choose to periodically "catch up" on their submissions, creating monthly and quarterly swings in both the number of encounters we process and what percentage of our transaction mix they represent. Since encounters are at a significantly lower price point than claims, these swings make it difficult to easily analyze our quarter-over-quarter growth in our core business. In addition, we do not expect our encounter volume to grow on an annual basis, as payers are not expanding the capitated service model that is the foundation of encounters. Therefore, we believe that breaking out encounters shows more clearly our growth in core transactions, which are the growth engine for our Electronic healthcare transaction services segment.

         For the 2003 period, approximately 65% of our revenues came from our Electronic healthcare transaction processing segment compared to 46% from this segment for the 2002 period. For the remainder of 2003 and beyond, it is anticipated that our greatest growth will come from this segment.

         Laboratory communication solutions segment net revenues decreased by 1% from the 2002 period. While our revenues in this segment started the year slowly as we had expected, most of our revenues is this segment comes from the sale of fixed assets to our lab and contract manufacturing customers. We believe that overall spending for fixed assets is down across the economy and will continue to be soft going into the summer. In addition, we expected to start the year slowly due to the effect of the 2002 merger and acquisition activity among our top lab customers. Typically, our business with labs decreases for a period of time after the acquisition, and then rebounds. We anticipate that a strengthening economy, a resumption of normal ordering from the merged labs and increased penetration into the hospital outreach market will help to improve revenue for our Laboratory communications solutions segment over the balance of the year.

         COST OF SALES. Consolidated cost of sales decreased as a percentage of net revenues to 43% for the three months ended March 31, 2003 from 47% for the three months ended March 31, 2002. Cost of sales classified by our reportable segments is as follows:


                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                              2003            2002
                                                           ----------      ----------
         Electronic healthcare transaction processing      $4,266,000      $2,132,000
         Laboratory communication solutions                 3,227,000       3,247,000
                                                           ----------      ----------
                                                           $7,493,000      $5,379,000
                                                           ==========      ==========




         Cost of sales in our Electronic healthcare transaction processing segment consists of transaction fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, revenue sharing arrangements with our business partners, third-party database licenses, and certain travel expenses. Cost of sales as a percentage of revenues decreased to 38% in the 2003 period compared to 40% in the same period last year primarily due to a change in the mix of transaction types from higher cost patient statements to lower costs claims.

         Cost of sales in the Laboratory communication solutions segment includes hardware, third-party software, and consumable materials. Cost of sales as a percentage of revenues remained constant in the 2003 period compared to the same period last year.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated SG&A increased for the three months ended March 31, 2003 by $5,267,000, or 96%, to $10,760,000 from consolidated SG&A of $5,493,000 for the three months ended March 31, 2002. Consolidated SG&A expenses as a percentage of consolidated revenues increased to 62% for the 2003 period compared to 48% in the same period last year. SG&A expenses classified by our reportable segments are as follows:


                                                           Three Months Ended March 31,
                                                           ---------------------------
                                                               2003            2002
                                                           -----------      ----------
         Electronic healthcare transaction processing      $ 7,787,000      $2,630,000
         Laboratory communication solutions                  2,093,000       2,230,000
         Corporate                                             880,000         633,000
                                                           -----------      ----------
                                                           $10,760,000      $5,493,000
                                                           ===========      ==========


         Electronic healthcare transaction processing segment SG&A expenses for the three months March 31, 2003 increased 196% over the same period last year primarily due to the incremental expenses incurred in the operations of MedUnite. Excluding MedUnite, SG&A expenses in this segment increased by 23% due to costs related to our HIPAA compliance efforts, implementation staffing and sales/marketing programs implemented since the first quarter of last year.

         While we expected to incur significant SG&A costs related to the MedUnite operations in the first quarter of 2003, we also expected to reduce them at a higher rate than we achieved during the early part of the quarter. In addition, we incurred some unbudgeted expenses of about $100,000 for additional transaction-related accounting and legal fees. Despite these challenges, we exited the quarter on an expense run rate in line with our initial expectations. With continued expense reduction efforts anticipated in the second quarter, we expect to achieve positive cash flow in our MedUnite operations before the fourth quarter of 2003.

         Laboratory communication solutions segment SG&A expenses for the three month ended March 31, 2003 decreased by 6% over the same period last year primarily due to cost cutting measures implemented in the fourth quarter of last year. As a result, segment SG&A expenses as a percentage of segment net revenues decreased to 34% for the 2003 period compared to 36% for the same period last year.

         Corporate SG&A expenses increased 39% for the three months ended 2003 compared to the same period last year primarily due to increased insurance premiums, professional fees and personnel costs.

         DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization increased by $761,000 to $1,330,000 for the three months ended 2003 from $569,000 for the same period last year. This increase was primarily due to $465,000 for the amortization of intangible assets acquired in the MedUnite acquisition. Depreciation and amortization classified by our reportable segments is as follows:


                                                          Three Months Ended March 31,
                                                          ---------------------------
                                                              2003          2002
                                                           ----------      --------
         Electronic healthcare transaction processing      $1,056,000      $364,000
         Laboratory communication solutions                   230,000       155,000
         Corporate                                             44,000        50,000
                                                           ----------      --------
                                                           $1,330,000      $569,000
                                                           ==========      ========


         LOSS ON DISPOSAL OF ASSETS. As a result of the consolidation of the ProxyMed and MedUnite offices in Atlanta during the quarter ended March 31, 2003, we recorded $125,000 in losses primarily related to the disposition of certain assets owned and leased that were acquired in our acquisition of MDP Corporation in 2001. The consolidation of our Atlanta offices is expected to save us over $300,000 on an annual basis going forward in rents and other occupancy costs.

         OPERATING INCOME (LOSS). As a result of the foregoing, consolidated operating loss for the three months ended March 31, 2003 was $2,278,000 compared to operating income of $62,000 for the same period last year. Operating income
(loss) classified by our reportable segments is as follows:


                                                          Three Months Ended March 31,
                                                           ---------------------------
                                                              2003              2002
                                                           -----------       ---------
         Electronic healthcare transaction processing      $(1,941,000)      $ 152,000
         Laboratory communication solutions                    587,000         593,000
         Corporate                                            (924,000)       (683,000)
                                                           -----------       ---------
                                                           $(2,278,000)      $  62,000
                                                           ===========       =========




         INTEREST, NET. Consolidated net interest expense for the three months ended March 31, 2003 was $174,000 compared to $13,000 for the same period last year. This increase in expense is primarily due to interest related to our convertible debt issued to the former owners of MedUnite and the financing of certain liabilities of MedUnite during the 2003 period.

         NET INCOME (LOSS). As a result of the foregoing, consolidated net loss for the three months ended March 31, 2003 was $2,452,000 compared to net income of $49,000 for the same period last year.

         DEEMED DIVIDENDS. We incurred deemed dividends of $612,000 during the three months ended March 31, 2002 as a result of non-cash accounting charges for the conversion of 31,650 preferred shares into 242,510 shares of common stock by our Series C preferred shareholders in 2002 pursuant to our offer to convert their shares commencing in December 2001.

         NET LOSS APPLICABLE TO COMMON SHAREHOLDERS. As a result of the foregoing, we reported net loss applicable to common shareholders of $2,452,000 for the three months ended March 31, 2003 compared to $563,000 for the for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

      In the three months ended March 31, 2003, cash used by operating activities totaled $494,000. During this period, we paid $3,860,000 in acquisition related costs for MedUnite; paid $1,186,000 for fixed assets and capitalized software; paid $310,000 against our notes payable and certain long term debt; and transferred $325,000 as support for a letter of credit used to collateralize the financing of a certain liability insurance policy. These activities were principally financed through available cash resources. After these activities, we had cash and cash equivalents totaling $10,347,000 as of March 31, 2003. These available funds will be used for operations, strategic acquisitions, the further development of our products and services, and other general corporate purposes. We continue to evaluate other acquisition opportunities and strategic alternatives that may add synergies to our product offerings and business strategy.

      At the current time, we do not have any material commitments for capital expenditures except for approximately $333,000 that is committed evenly over the next two years related to the licensing of software for use in our internal systems. In February 2003, we paid the second $167,000 towards this commitment.

      Excluding MedUnite, we expect to incur $600,000 for various development projects originally scheduled to be undertaken by us in 2003. Additionally, we expect to incur additional development and related hardware/software costs of up to approximately $2.0 million in the future related to the completion of enhancements for the real-time network platform acquired from MedUnite.

      During the 2002 year, we consistently improved our operating results as a result of both internal and external growth, successful cross-selling of our transaction services, and our ability to monitor expenses. With our additional equity financing at the end of the first quarter of 2002, we were able to consummate four acquisitions during the year, culminating with our acquisition of MedUnite at the end of the year. Unfortunately, MedUnite had incurred significant losses since its inception and was utilizing cash significantly in excess of amounts it was generating primarily due to technical and research and development activities related to their various processing platforms. As a result, at the time we acquired MedUnite, there were substantial liabilities and obligations as well as future commitments (both recorded and unrecorded at December 31, 2002) associated with the business in addition to the transaction and exit costs associated with the acquisition.

      In an effort to immediately curtail and reduce the expenditure levels, MedUnite's senior management team was terminated along with approximately 20% of the general workforce in an effort to control these costs as many duplicative positions were eliminated. While we did not achieve the expected reductions in MedUnite's costs early in the first quarter, we did exit the quarter on an expense run rate in line with our expectations. Furthermore, in February 2003, we moved our prior Atlanta facility into MedUnite's Norcross facility and in April 2003 terminated our San Diego facility lease effective July 1, 2003 in return for a $750,000 letter of credit held by the current landlord and furniture at that facility.

      Additionally, other contractual obligations have been or are in the process of being cancelled or renegotiated with the respective vendors. We have attempted to enter into financing agreements with certain major vendors as a means to settling liabilities that existed at December 31, 2002, and to date have financed $3,368,000 of liabilities to one vendor; $1,990,000 in net liabilities to a former owner of MedUnite; and $382,000 for a required insurance policy as part of the acquisition. Between these financing agreements, existing capital leases, and the convertible notes issued in the acquisition, we will incur significant interest expense charges in 2003. With continued efforts during second quarter of 2003, we now anticipate that we will be able to drive positive cash flow in this business before the fourth quarter of 2003.

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

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements beginning on Page F-7 in our Form 10-K for the year ended December 31, 2002.

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

      GOODWILL - We adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Under SFAS No. 142, goodwill is reviewed at least annually for impairment. This adoption resulted in the reduction of approximately $808,000 of amortization relating to its existing goodwill each quarter, which would have otherwise been recorded through the first quarter of 2004. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a "fair value" methodology versus an undiscounted cash flow method required under previous accounting rules. In accordance with its adoption of FAS No. 142, we completed its initial impairment test of goodwill during the first quarter of 2002 and our annual test at December 31, 2002 utilizing various valuation techniques including a market value analysis. No impairment charges were recorded as a result of these tests.

      CAPITALIZED SOFTWARE DEVELOPMENT AND RESEARCH AND DEVELOPMENT - Costs incurred internally and fees paid to outside contractors and consultants during the application development stage of our internally used software products are capitalized. Costs of upgrades and major enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades are expensed as incurred. All other costs are expensed as incurred as research and development expenses (which are included in selling, general and administrative expenses). Application development stage costs generally include software configuration, coding, installation to hardware and testing. Once the project is completed, capitalized costs are amortized over their remaining estimated economic life. Our judgment is used in determining whether costs meet the criteria for immediate expense or capitalization. We periodically review projected cash flows and other criteria in assessing the impairment of any internal-use capitalized software and take impairment charges as needed.

      EQUITY TRANSACTIONS - Over the past two years, we have engaged in various equity transactions. These transactions were first aimed at providing capital to continue to operate and grow our business and then became a critical step aimed at simplifying our capital structure. These transactions are complex and require the application of various accounting rules and standards that have resulted in significant cash and non-cash charges reflected primarily as deemed dividend charges included our net loss applicable to common shareholders.

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


NEW ACCOUNTING PRONOUNCEMENTS

      In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provision that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. Since currently we currently not have derivative instruments, we do not believe that the implementation SFAS No. 149 will have a material effect our consolidated financial statements and related disclosures.


CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This document contains forward-looking statements that reflect our current assumptions and expectations regarding future events. While these statements reflect our current judgment, they are subject to risks and uncertainties. Actual results may differ significantly from projected results due to a number of factors, including, but not limited to, the soundness of our business strategies relative to the perceived market opportunities; our ability to identify suitable acquisition candidates; our successful integration of MedUnite and any other future acquisitions; our ability to successfully develop, market, sell, cross-sell, install and upgrade our clinical and financial transaction services and applications to new and current physicians, payers, medical laboratories and pharmacies; our ability to compete effectively on price and support services; our assessment of the healthcare industry's need, desire and ability to become technology efficient; and our ability and that of our business associates to comply with various government rules regarding healthcare information and patient privacy. These and other risk factors are more fully discussed the risk factors starting on page 15 in our Form 10-K for the year ended December 31, 2002, which we strongly urge you to read. We expressly disclaim any intent or obligation to update any forward-looking statements. When used in this document, the words "believes", "estimated", "expects", "anticipates", "may" and similar expressions are intended to identify forward-looking statements.

AVAILABLE INFORMATION

         Our Internet address is www.proxymed.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material was electronically filed with, or furnished to, the SEC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We own no derivative financial instruments or derivative commodity instruments. We derive no revenues from international operations and do not believe that we are exposed to material risks related to foreign currency exchange rates.

ITEM 4.  CONTROLS AND PROCEDURES

      Within ninety (90) days prior to the filing of this report, the Company evaluated the effectiveness and operation of the Company's disclosure controls and procedures (as defined in Exchange act Rule 13a-14(c)), under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there was no reasonably apparent deficiency in the Company's disclosure controls and procedures such that the controls and procedures should not be expected to operate effectively. The Company is not aware of any significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of such controls by the Company.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

      - 99.1 -  Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      - 99.2 -  Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)   Reports on Form 8-K:

          - January 9, 2003 - Report on acquisition of all of the capital stock of MedUnite, Inc. on December 31, 2002.

          - February 25, 2003 - Report on fourth quarter and year ended December 31, 2002 teleconference call held on February 20, 2003, including transcript thereon and press release dated February 20, 2003, pursuant to Regulation FD.

          - March 17, 2003 - Amendment to Report on Form 8-K filed on January 9, 2003 to provide the financial information required in connection with the acquisition of MedUnite, Inc. on December 31, 2002.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PROXYMED, INC.

Date: MAY 15, 2003                         By:  /s/ MICHAEL K. HOOVER
      ------------                              --------------------------------
                                                Michael K. Hoover
                                                Chief Executive Officer


Date: MAY 15, 2003                         By:  /s/ JUDSON E. SCHMID
      ------------                              --------------------------------
                                                Judson E. Schmid
                                                Chief Financial Officer

CERTIFICATIONS


I, Michael K. Hoover, Chief Executive Officer of ProxyMed, Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of ProxyMed, Inc;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to the significant deficiencies and material weaknesses.

Date:  MAY 15, 2003


/s/ MICHAEL K. HOOVER
-----------------------------
Michael K. Hoover
Chief Executive Officer

I, Judson E. Schmid, Chief Financial Officer of ProxyMed, Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of ProxyMed, Inc;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to the significant deficiencies and material weaknesses.

Date:  MAY 15, 2003


/s/ JUDSON E. SCHMID
---------------------------
Judson E. Schmid
Chief Financial Officer