Form 10-Q
period 2003-06-30
PROXYMED INC /FT LAUDERDALE/
filed 2003-08-14
CIK 906337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). ☒ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.001 Par Value
6,782,938 Shares as of August 11, 2003

PART 1 — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$8,172,000	$16,378,000
Investment in warrant	1,298,000	—
Accounts receivable — trade, net	9,752,000	10,060,000
Notes and other receivables	501,000	503,000
Inventory	3,212,000	2,774,000
Other current assets	1,371,000	1,022,000

Total current assets	24,306,000	30,737,000
Property and equipment, net	5,529,000	5,719,000
Goodwill, net	31,456,000	32,797,000
Purchased technology, capitalized software and other intangible assets, net	17,502,000	18,220,000
Restricted cash	402,000	825,000
Other assets	256,000	406,000

Total assets	$79,451,000	$88,704,000

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current portion of long-term debt	$1,840,000	$—
Accounts payable, accrued expenses and other current liabilities	10,909,000	21,472,000
Deferred revenue	794,000	516,000

Total current liabilities	13,543,000	21,988,000
Convertible notes	13,400,000	13,400,000
Other long-term debt	2,748,000	—
Long-term deferred revenue and other long-term liabilities	1,833,000	2,581,000

Total liabilities	31,524,000	37,969,000

Stockholders’ equity:
Series C 7% Convertible preferred stock — $.01 par value	—	—
Authorized 300,000 shares; issued 253,265 shares; outstanding 2,000 shares; liquidation preference $13,333
Common stock — $.001 par value. Authorized 13,333,333 shares; issued and outstanding 6,782,938 shares	7,000	7,000
Additional paid-in capital	146,187,000	146,187,000
Accumulated deficit	(98,081,000)	(95,273,000)
Note receivable from stockholder	(186,000)	(186,000)

Total stockholders’ equity	47,927,000	50,735,000

Total liabilities and stockholders’ equity	$79,451,000	$88,704,000

The accompanying notes are an integral part of the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues:
Transaction fees, services and license fees	$13,307,000	$6,758,000	$25,868,000	$13,467,000
Communication devices and other tangible goods	4,394,000	5,869,000	9,263,000	10,663,000

	17,701,000	12,627,000	35,131,000	24,130,000

Costs and expenses:
Cost of transaction fees, services and license fees	4,263,000	2,068,000	8,534,000	4,199,000
Cost of tangible goods	3,162,000	3,717,000	6,384,000	6,965,000
Selling, general and administrative expenses	9,860,000	5,941,000	20,620,000	11,434,000
Depreciation and amortization	1,344,000	583,000	2,674,000	1,152,000
(Gain) loss on disposal of assets	(15,000)	—	110,000	—

	18,614,000	12,309,000	38,322,000	23,750,000

Operating income (loss)	(913,000)	318,000	(3,191,000)	380,000

Interest income (expense), net	(195,000)	128,000	(369,000)	115,000
Other income	752,000	—	752,000	—

Net income (loss)	(356,000)	446,000	(2,808,000)	495,000

Deemed dividends	—	—	—	612,000

Net income (loss) applicable to common shareholders	$(356,000)	$446,000	$(2,808,000)	$(117,000)

Basic earnings (loss) per share	$(0.05)	$0.07	$(0.41)	$(0.02)

Basic weighted average shares outstanding	6,782,938	6,660,913	6,782,938	5,892,026

Diluted earnings (loss) per share	$(0.05)	$0.06	$(0.41)	$(0.02)

Diluted weighted average shares outstanding	6,782,938	6,873,585	6,782,938	5,892,026

The accompanying notes are an integral part of the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(2,808,000)	$495,000
Adjustments to reconcile net income (loss) to net provided by (used in) operating activities:
Depreciation and amortization	2,674,000	1,152,000
Provision for (recovery of) doubtful accounts	16,000	(18,000)
Provision for obsolete inventory	126,000	120,000
Change in value of investment	(752,000)	—
Loss on disposal of fixed assets	110,000	—
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts and other receivables	75,000	(913,000)
Inventory	(454,000)	214,000
Other current assets	100,000	(277,000)
Accounts payable and accrued expenses	(437,000)	(569,000)
Deferred revenue	262,000	46,000
Other, net	483,000	(26,000)

Net cash provided by (used in) operating activities	(605,000)	224,000

Cash flows from investing activities:
Acquisition, net of cash acquired	—	(2,871,000)
Capital expenditures	(1,258,000)	(690,000)
Capitalized software	(675,000)	(200,000)
Collection of notes receivable	194,000	18,000
Proceeds from sale of fixed assets	64,000	—
Decrease in restricted cash	423,000	—
Payments for acquisition-related costs	(5,187,000)	—

Net cash used in investing activities	(6,439,000)	(3,743,000)

Cash flows from financing activities:
Preceeds from stock offering, net	—	24,886,000
Payment of note payable related to acquisition of business	—	(7,000,000)
Payment of notes payable, capital leases and long-term debt	(1,162,000)	(156,000)

Net cash provided by (used in) financing activities	(1,162,000)	17,730,000

Net increase (decrease) in cash and cash equivalents	(8,206,000)	14,211,000
Cash and cash equivalents at beginning of period	16,378,000	12,601,000

Cash and cash equivalents at end of period	$8,172,000	$26,812,000

The accompanying notes are an integral part of the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

(1) Summary of Significant Accounting Policies

(a)	Basis of Presentation — The accompanying unaudited consolidated financial statements of ProxyMed, Inc. (“ProxyMed”) and subsidiaries (collectively with ProxyMed, the “Company”) and the notes thereto have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

On December 31, 2002, ProxyMed acquired all of the capital stock of MedUnite, Inc. (“MedUnite”), a privately-held company providing healthcare claims processing services founded by seven of the nation’s largest health insurers, for $10,000,000 in cash and $13,400,000 in 4% convertible debt. The operations of MedUnite are reflected with those of the Company for the three and six months ended June 30, 2003.

The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the SEC on April 15, 2003.

(b)	Revenue Recognition — Electronic transaction processing fee revenue is recorded in the period the service is rendered. Certain transaction fee revenue is subject to revenue sharing pursuant to agreements with resellers, vendors or gateway partners and are recorded as gross revenues. Revenue from sales of inventory and manufactured goods is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. Revenue from certain up-front fees is amortized ratably over the expected life of the customer. Revenue from hardware leases and maintenance fees is recognized ratably over the applicable period.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(c)	Net loss per share — Basic net loss per share of common stock is computed by dividing net loss applicable to common shareholders by the weighted average shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of securities into common stock; however, stock options and warrants totaling 1,828,334 shares and 1,664,934 shares at June 30, 2003 and 2002, respectively, as well as common shares issuable on conversion of Series C preferred stock (13,333 and 20,000 shares, if converted on June 30, 2003 and 2002, respectively), were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2003 and 2002 and for the six months ended June 30, 2002, respectively, because their effects would have been antidilutive. Additionally, 597,036 stock options and warrants outstanding at June 30, 2002 were excluded from the calculation of diluted net income per share for the three months ended June 30, 2002 because the exercise price of these options and warrants was greater than the average market price of the Company’s common stock during the period.

The following sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss) applicable to common shareholders	$(356,000)	$446,000	$(2,808,000)	$(117,000)

Common shares outstanding:
Weighted average common shares used in computing basic net income (loss) per share	6,782,938	6,660,913	6,782,938	5,892,026
Plus incremental shares from assumed conversions:
Convertible preferred stock	—	20,000	—	—
Stock options	—	40,776	—	—
Warrants	—	151,996	—	—

	—	212,772	—	—

Weighted average common shares used in computing diluted net income (loss) per share	6,782,938	6,873,685	6,782,938	5,892,026

Net income (loss) per common share:
Basic	$(0.05)	$0.07	$(0.41)	$(0.02)

Diluted	$(0.05)	$0.06	$(0.41)	$(0.02)

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(d)	Stock-based compensation — In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.

ProxyMed continues to apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The Company measures compensation expense related to the grant of stock options and stock-based awards to employees (including independent directors) whereby compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award or at the measurement date for variable awards. Stock-based compensation arrangements involving non-employees are accounted for based on the fair value of the option or award pursuant to SFAS No. 123.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

Under SFAS No. 123, compensation cost for the Company’s stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. Had the Company adopted SFAS No. 123 in accounting for its stock option plans, the Company’s consolidated net loss and net loss per share for the three and six months ended June 30, 2003 and 2002 would have been adjusted to the pro forma amounts indicated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss) applicable to	$(356,000)	$446,000	$(2,808,000)	$(117,000)
common shareholders, as reported
Total stock-based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax effect	(557,000)	(955,000)	(707,000)	(1,266,000)

Pro forma net loss applicable to common shareholders	$(913,000)	$(509,000)	$(3,515,000)	$(1,383,000)

Basic net income (loss) per common share:
As reported	$(0.05)	$0.07	$(0.41)	$(0.02)
Pro forma	$(0.13)	$(0.08)	$(0.52)	$(0.23)
Diluted net income (loss) per common share:
As reported	$(0.05)	$0.06	$(0.41)	$(0.02)
Pro forma	$(0.13)	$(0.08)	$(0.52)	$(0.23)

(e)	New Accounting Pronouncements — In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that the implementation SFAS No. 149 will have a material effect on the Company’s consolidated financial statements and related disclosures.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments; (2) obligations to repurchase the issuer’s equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a freestanding financial instrument as a financial instrument that (1) is entered into separately and apart from any of the entity’s other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately. For all other instruments of public companies, SFAS No. 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS No. 150 by reporting the cumulative effect of a change in an accounting principle. SFAS No. 150 prohibits entities from restating financial statements for earlier years presented. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial statements.

(2) Investment in Warrant

     In June 2003, the Company entered into a joint marketing and distribution agreement with PlanVista Corporation (“PlanVista”), a provider of medical cost containment and business process outsourcing solutions to the medical insurance and managed care industries, to provide the Company’s electronic healthcare transaction processing services and PlanVista’s network access and repricing service product as an integrated package to existing and prospective payer customers. As part of the agreement, PlanVista granted the Company a warrant to purchase 15% of the number of outstanding shares of PlanVista common stock on a fully-diluted basis as of the time of exercise for $1.95 per share. Any shares acquired upon exercise are not registered. The warrant is exercisable immediately and expires in December 2003 (the “Initial Warrant Term”); however, the exercise period for the warrant may be extended for up to two additional ninety-day periods (respectively, the “First Renewal Term” and the “Second Renewal Term” and collectively with the “Initial Warrant Term”, the “Warrant Term”), if certain revenue-based thresholds are met.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

     The initial value of the warrant of $547,000 (calculated using a Black Scholes model) along with additional amounts already paid to and amounts still to be received by the Company under the agreement are being amortized as a reduction of cost of sales over 36 months. As long as the warrant is still outstanding, the value of the warrant is evaluated at the end of each calendar quarter (each a “Measurement Date”). On June 30, 2003, the value of the warrant increased by $752,000 to approximately $1.3 million as a result of an increase in the market value of PlanVista stock. The warrant value increase is reflected as other income in the statement of operations. The warrant is stated at its fair value and any shares of common stock that may be acquired by exercising this warrant will be accounted for as “available for sale” securities.

     At any future Measurement Date, there may be additional income or expense depending on the value of the warrant at that time. If during the Warrant Term the warrant is never exercised, then the Company will have to record an impairment charge equal to warrant’s remaining value, if any, carried on the books during the Warrant Term. However, should the Initial Warrant Term renew in accordance with its terms, the Company will have to amortize, at the time of the threshold is met, any additional value of the warrant as a reduction of cost of sales over the remaining original amortization period.

(3) Inventory

     Inventory consists of the following at June 30, 2003:

Materials, supplies and component parts	$2,056,000
Work in process	478,000
Finished goods	678,000

$3,212,000

(4) Goodwill and Other Intangible Assets

(a)	Goodwill — The changes in the carrying amounts of goodwill for the six months ended June 30, 2003 by operating segment are as follows:

		Laboratory
	Transaction	Communication
	Services	Solutions	Total

Balance as of December 31, 2002	$30,695,000	$2,102,000	$32,797,000
Purchase price adjustments	(1,341,000)	—	(1,341,000)

Balance as of June 30, 2003	$29,354,000	$2,102,000	$31,456,000

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(b)	Other Intangible Assets — The carrying amounts of other intangible assets as of June 30, 2003 and December 31, 2002, by category, are as follows:

	June 30, 2003			December 31, 2002

	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Capitalized software	$1,203,000	$(105,000)	$1,098,000	$527,000	$(58,000)	$469,000
Purchased technology	9,127,000	(2,095,000)	7,032,000	9,127,000	(1,315,000)	7,812,000
Customer relationships	10,251,000	(879,000)	9,372,000	10,251,000	(312,000)	9,939,000

	$20,581,000	$(3,079,000)	$17,502,000	$19,905,000	$(1,685,000)	$18,220,000

Amortization expense of other intangible assets was $648,000 and $135,000 and $1,394,000 and $283,000 for the three months and six months ended June 30, 2003 and 2002, respectively.

As of June 30, 2003, estimated future amortization expense of other intangible assets is as follows: $1,933,000 for the remaining quarters of 2003, $2,763,000 in 2004, $2,642,000 in 2005, $2,476,000 in 2006, $2,265,000 in 2007, and $1,785,000 in 2008.

(4) Debt Obligations

     In February 2003, the Company financed $422,000 and $306,000 for certain liability insurance policies over 7 months at 4.76% and 24 months at 5.25% to third-parties, respectively. The note for $422,000 is unsecured while the note for $306,000 is collateralized by a letter of credit in the amount of $325,000 (supported with restricted cash) at June 30, 2003.

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

     In June 2003, the Company financed $125,000 of liability insurance policy premium with another unsecured note, payable over 9 months at 5.4% to a third-party.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(5) Equity Transactions

(a)	Series C Preferred Conversion Offer — On December 13, 2001, the Company offered to convert its then outstanding Series C Preferred into shares of common stock at a reduced conversion price (the “Conversion Offer”). For a period of sixty days ending February 11, 2002, the holders of the Series C Preferred shares were able convert such shares at a reduced conversion price of $13.05 per share instead of the original conversion price of $15.00. At the conclusion of the Conversion Offer on February 11, 2002, holders of 98.5% of the outstanding Series C Preferred had converted their shares into a total of 1,538,636 common shares. A deemed dividend charge of $612,000 was recorded in the first quarter of 2002 for conversions consummated after the 2001 year end.

(b)	Stock Options — During the six months ended June 30, 2003, the Company granted a total of 57,000 stock options at exercise prices between $7.50 and $12.65 per share to employees. Such options were granted pursuant to the Company’s approved stock option plans and are for a ten-year term and vest equally over three years from the date of grant.

In April 2003, the six outside directors of ProxyMed were each granted 10,000 stock options at an exercise price of $7.28 per share. Such options were granted pursuant to the Company’s approved stock option plans and are for a ten-year term and vest equally over three years from the date of grant. Additionally, in May 2003, the Company’s outside directors were granted a total of 30,000 and 15,000 options at an exercise price of $10.63 to compensate the directors upon re-election to the board and participation in sub-committees, respectively, pursuant to guidelines adopted by the Company’s Board of Directors in May 2002. Option grants for the re-election to the board vest equally over a three-year period. Options for participation in sub-committees vest in full after five years but a portion may be accelerated to vest after each sub-committee meeting attended.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(c)	Warrants — In conjunction with a joint marketing agreement entered into between the Company and a subsidiary of First Data Corporation (“FDC”), an electronic commerce and payment services company, in July 2003, the Company issued to FDC a warrant agreement under which FDC may be entitled to purchase up to 600,000 of the Company’s common stock at $16.50 per share. The ability of FDC to exercise under the warrant agreement is dependent upon the Company achieving certain revenue-based thresholds under such joint marketing agreement over a three and one-half year period. Additionally, in connection with this agreement, four entities affiliated with General Atlantic Partners (“GAP”), current investors in the Company, received an aggregate of 243,882 warrants, as a result of pre-emptive rights relating to their investment in the Company in April 2002. The GAP warrant agreements are subject to the same terms and conditions as those issued to FDC and are exercisable only if FDC’s right to exercise under its warrant agreement is perfected.

(6) Segment Information

     ProxyMed operates in two reportable segments that are separately managed: Transaction Services (formerly known as Electronic healthcare transaction processing) and Laboratory Communication Solutions. Transaction Services includes transaction and value-added services principally between physicians and insurance companies (Payer Services) and physicians and pharmacies (Prescription Services); and Laboratory Communication Solutions includes the sale, lease and service of communication devices principally to laboratories and the contract manufacturing of printed circuit boards (Laboratory Services). Inter-segment sales are not material, and there were no foreign sales for any periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net revenues:
Transaction Services	$11,982,000	$5,332,000	$23,273,000	$10,610,000
Laboratory Communication Solutions	5,719,000	7,295,000	11,858,000	13,520,000

	$17,701,000	$12,627,000	$35,131,000	$24,130,000

Operating income (loss):
Transaction Services	$(225,000)	$(103,000)	$(2,166,000)	$49,000
Laboratory Communication Solutions	215,000	1,125,000	802,000	1,718,000
Corporate and consolidating	(903,000)	(704,000)	(1,827,000)	(1,387,000)

	$(913,000)	$318,000	$(3,191,000)	$380,000

	June 30,

	2003	2002

Total assets:
Transaction Services	$56,240,000	$14,213,000
Laboratory Communication Solutions	12,372,000	13,365,000
Corporate and consolidating	10,839,000	27,498,000

	$79,451,000	$55,076,000

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(7) Income Taxes

     As of June 30, 2003, the Company had a net deferred tax asset of approximately $66.1 million, which was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

(8) Leases

     In June 2003, the Company paid $750,000 to the leasing company as a result of terminating MedUnite’s facility lease in San Diego, California effective June 30, 2003. As part of the consideration, the landlord was given the furniture at the facility with a value of approximately $153,000. The Company incurred other costs of $69,000 in connection with the termination of the lease. As a replacement for this facility, the Company subleased office space in the same geographic area at a monthly rent of $6,000 per month through September 2004.

(9) Related Party Transactions

     In June 2003, the Company amended the promissory note executed in June 2000 by Mr. Blue, the Company’s former chairman of the board and chief executive officer. The amendment extended the maturity date of the promissory for an additional twelve months to December 31, 2004 and also allowed Mr. Blue to offset any principal owed with certain amounts payable to Mr. Blue by the Company as a result of a finder’s fee arrangement with the Company. Additionally, the Company received a prepayment of interest from Mr. Blue in the amount of $15,000 that will be applied to any interest charges.

     As discussed in Note 2, the Company entered into a joint distribution and marketing agreement with PlanVista in June 2003. PlanVista is a publicly-held company and is controlled by an affiliate of Commonwealth Associates, whose principal, Michael Falk, is a director of both the Company and PlanVista. Additionally, two senior executives of the Company have immaterial ownership interests in PlanVista.

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

     We remain committed to our strategy, which is focused on leveraging our leading position as an independent back-end connectivity provider to small physician offices. Through strategic relationships and partnerships with front-end solutions providers, our goal is to drive more healthcare transactions through ProxyNet while remaining neutral in the battle for the physician’s desktop. Additionally, since we have an existing customer base of physicians and other healthcare providers, we expect that there will be opportunities to increase revenues by cross-selling our existing products and services to these current customers, as well as revenue opportunities from the development of new services from our development efforts, including Internet-based transaction services, and from opportunities afforded by HIPAA as it relates to privacy, security and education. We remain committed to developing additional capabilities and value-added products and services, and to expanding our back-end connectivity network. In conjunction with this philosophy, we have recently introduced ProxyMed.net, our new web portal for providers, and “Phoenix”, our new HIPAA-compliant transaction processing platform. We have also added new services offerings for our payer customers through agreements with PlanVista Corporation (“PlanVista”) for claims re-pricing services and First Data Corporation (“FDC”) for a jointly marketed suite of services being offered under the brand name “FirstProxy”.

     On December 31, 2002, we acquired all of the outstanding stock of MedUnite, Inc. (“MedUnite”) for $10,000,000 in cash and an aggregate of $13,400,000 principal amount of 4% convertible promissory notes. In addition, we incurred $8,321,000 in transaction and exit related costs. Interest on the convertible notes is payable in cash on a quarterly basis. The convertible promissory notes are payable in full on December 31, 2008 and are convertible into an aggregate of 731,322 shares of our common stock if the founders of MedUnite achieve certain revenue-based triggers over the next three and one-half year period. The shares of our common stock issuable upon conversion of the convertible notes will be registered by us promptly after a stockholder achieves a conversion trigger event. If and when these notes become convertible, we will record a beneficial conversion charge in our operations to the extent that the fair market value of the common stock is in excess of the conversion price. The operations of MedUnite are reflected with those of the Company for the three and six months ended June 30, 2003.

Results of Operations

  Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002.

     Net Revenues. Consolidated net revenues for the three months ended June 30, 2003 increased by $5,074,000, or 40%, to $17,701,000 from consolidated net revenues of $12,627,000 for the three months ended June 30, 2002. Net revenues classified by our reportable segments are as follows:

	Three Months Ended June 30,

	2003	2002

Transaction Services	$11,982,000	$5,332,000
Laboratory Communication Solutions	5,719,000	7,295,000

	$17,701,000	$12,627,000

     Net revenues in our Transaction Services segment (formerly known as “Electronic healthcare transaction processing”) increased by 125% over the 2002 period. This increase is primarily due to the acquisition of MedUnite, which contributed $4,517,000, or 38%, of the segment revenues. Excluding MedUnite, revenue growth from our existing transaction business increased by 40% between periods primarily due continued success in the cross-selling of our services to existing customers, and new customer sales, including additional revenues through our newer vendor partners.

     Total healthcare transactions processed during the three months ended June 30, 2003 were 55,983,100 (including 21,024,900 transactions from MedUnite), up 97% from the 28.5 million transaction processed in the three months ended June 30, 2002. Excluding MedUnite, core transaction growth between the periods was 41%. While our encounter volume dropped between the periods, the net increases were generally the result of new sales including transactions generated by newer vendor partners that resulted in greater claim and patient statement processing transactions. A summary of the number of transactions we processed for the periods presented is as follows:

	Three Months Ended June 30,

	2003	2002

Core transactions	50,877,000	21,156,200
Encounters	5,106,100	7,297,600

Total transactions	55,983,100	28,453,800

     “Core” transactions represent all transactions except for encounters. “Encounters” are an administrative reporting transaction for payers but do not generate revenue for the provider who must submit them. Accordingly, rather than submitting on a routine basis, most providers choose to periodically “catch up” on their submissions, creating monthly and quarterly swings in both the number of encounters we process and what percentage of our transaction mix they represent. Since encounters are at a significantly lower price point than claims, these swings make it difficult to easily analyze our quarter-over-quarter growth in our core business. In addition, we do not expect our encounter volume to grow on an annual basis, as payers are not expanding the capitated service model that is the foundation of encounters. Therefore, we believe that breaking out encounters shows more clearly our growth in core transactions, which is the growth engine for our Transaction Services segment.

     For the 2003 period, approximately 68% of our revenues came from our Transaction Services segment compared to 42% from this segment for the 2002 period. For the remainder of 2003 and beyond, it is anticipated that our greatest growth will come from this segment.

     The Laboratory Communication Solutions segment’s net revenues decreased by 22% from the 2002 period. The expected slow-down in the first quarter of 2003 has carried over into the second quarter. In addition to lower contract manufacturing revenues from a sluggish economy, we have seen a slowdown in sale of our communication devices at our smaller labs and hospital labs in the second quarter of 2003. We believe this was a result of the April 15th HIPAA privacy deadline adversely affecting new deployments as these labs focused on internal operations. In addition, there was one large communication device order that shifted from the late second quarter into the third quarter. We anticipate that a strengthening economy and a resumption of normal ordering from the larger national labs who have been focused on consolidating a number of acquired labs will help to improve revenue for this segment over the balance of the year.

     Cost of sales. Consolidated cost of sales decreased as a percentage of net revenues to 42% for the three months ended June 30, 2003 from 46% for the three months ended June 30, 2002. Cost of sales classified by our reportable segments is as follows:

	Three Months Ended June 30,

	2003	2002

Transaction Services	$4,258,000	$2,067,000
Laboratory Communication Solutions	3,167,000	3,718,000

	$7,425,000	$5,785,000

     Cost of sales in our Transaction Services segment consists of transaction fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, revenue sharing arrangements with our business partners, third-party database licenses, and certain travel expenses. Cost of sales as a percentage of revenues decreased to 36% in the 2003 period compared to 39% in the same period last year primarily due to a change in the mix of transaction types from higher cost patient statements to lower cost claims and real-time transactions (such as eligibility).

     Cost of sales in the Laboratory Communication Solutions segment includes hardware, third-party software, and consumable materials. Cost of sales as a percentage of revenues increased to 55% in the 2003 period compared to 51% in the same period last year primarily due to a change in the mix from lower cost leases to higher cost contract manufacturing.

     Selling, General and Administrative Expenses. Consolidated SG&A increased for the three months ended June 30, 2003 by $3,919,000, or 66%, to $9,860,000 from consolidated SG&A of $5,941,000 for the three months ended June 30, 2002. Consolidated SG&A expenses as a percentage of consolidated revenues increased to 56% for the 2003 period compared to 47% in the same period last year. SG&A expenses classified by our reportable segments are as follows:

	Three Months Ended June 30,

	2003	2002

Transaction Services	$6,908,000	$3,004,000
Laboratory Communication Solutions	2,097,000	2,284,000
Corporate	855,000	653,000

	$9,860,000	$5,941,000

     Transaction Services’ SG&A expenses for the three months June 30, 2003 increased 130% over the same period last year primarily due to the incremental expenses incurred in the operations of MedUnite. Excluding MedUnite, SG&A expenses in this segment increased by 9% due to costs related to our HIPAA compliance efforts, implementation staffing and sales/marketing programs implemented since the first quarter of last year.

     While we incurred significant SG&A costs related to the MedUnite operations in the first quarter of 2003, we have been successful at significantly reducing the monthly operating expenses in the second quarter of 2003. We have been successful in eliminating or renegotiating substantial telecommunication expenses and eliminating duplicative contact management, human resources and customer relationship management systems as the basis of these reductions. With our continued focus on expenses in the third quarter, we expect to achieve positive cash flow in our MedUnite operations before the fourth quarter of 2003.

     Laboratory Communication Solutions’ SG&A expenses for the three months ended June 30, 2003 decreased by 8% over the same period last year primarily due to cost cutting measures implemented in the fourth quarter of 2002. Segment SG&A expenses as a percentage of segment net revenues increased to 37% for the 2003 period compared to 31% for the same period last year due to lower revenues in the 2003 period.

     Corporate SG&A expenses increased 31% for the three months ended June 30, 2003 compared to the same period last year primarily due to increased insurance premiums, professional fees and personnel costs.

     Depreciation and Amortization. Consolidated depreciation and amortization increased by $761,000 to $1,344,000 for the three months ended June 30, 2003 from $583,000 for the same period last year. This increase was primarily due to $465,000 for the amortization of intangible assets acquired in the MedUnite acquisition. Amortization of intangible assets related to the acquisition of MedUnite and additional capitalized software development is expected to increase for the remainder of 2003 as we place these platforms into production and commence the amortization of the assets. Depreciation and amortization classified by our reportable segments is as follows:

	Three Months Ended June 30,

	2003	2002

Transaction Services	$1,056,000	$363,000
Laboratory Communication Solutions	240,000	169,000
Corporate	48,000	51,000

	$1,344,000	$583,000

     Operating Income (Loss). As a result of the foregoing, consolidated operating loss for the three months ended June 30, 2003 was $913,000 compared to operating income of $318,000 for the same period last year. Operating income (loss) classified by our reportable segments is as follows:

	Three Months Ended June 30,

	2003	2002

Transaction Services	$(225,000)	$(103,000)
Laboratory Communication Solutions	215,000	1,125,000
Corporate	(903,000)	(704,000)

	$(913,000)	$318,000

     Interest, net. Consolidated net interest expense for the three months ended June 30, 2003 was $195,000 compared to net interest income of $128,000 for the same period last year. This increase in expense is primarily due to interest related to our convertible debt issued to the former owners of MedUnite and the financing of certain liabilities of MedUnite during the 2003 period and lower interest income earned on a smaller investment base at lower interest rates.

     Other Income. In conjunction with our distribution and marketing agreement with PlanVista for claims re-pricing services signed in June 2003, we received a warrant to purchase up to 15% of PlanVista. At the end of June 2003, the value of this warrant increased by $752,000.

     Net Income (Loss). As a result of the foregoing, consolidated net loss for the three months ended June 30, 2003 was $356,000 compared to net income of $446,000 for the same period last year.

  Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002.

     Net Revenues. Consolidated net revenues for the six months ended June 30, 2003 increased by $11,001,000, or 46%, to $35,131,000 from consolidated net revenues of $24,130,000 for the six months ended June 30, 2002. Net revenues classified by our reportable segments are as follows:

	Six Months Ended June 30,

	2003	2002

Transaction Services	$23,273,000	$10,610,000
Laboratory Communication Solutions	11,858,000	13,520,000

	$35,131,000	$24,130,000

     Net revenues in our Transaction Services segment increased by 119% over the 2002 period. This increase is primarily due to the acquisition of MedUnite, which contributed $9,145,000, or 39%, of the segment revenues. Excluding MedUnite, revenue growth from our existing transaction business increased by 33% between periods primarily due continued success in the cross-selling of our services to existing customers, and new customer sales, including additional revenues through our newer vendor partners.

     Total healthcare transactions processed during the six months ended June 30, 2003 were 112,462,300 (including 42,887,100 transactions from MedUnite) equating to an annualized run rate of almost 225 million transactions processed. Excluding MedUnite, core transaction growth between the periods was 39%. While our encounter volume dropped between the periods, the net increases were generally the result of new sales, including transactions generated by newer vendor partners that resulted in greater claim and patient statement processing transactions. A summary of the number of transactions we processed for the periods presented is as follows:

	Six Months Ended June 30,

	2003	2002

Core transactions	100,478,400	41,375,900
Encounters	11,984,000	13,496,000

Total transactions	112,462,400	54,871,900

     “Core” transactions represent all transactions except for encounters. “Encounters” are an administrative reporting transaction for payers but do not generate revenue for the provider who must submit them. Accordingly, rather than submitting on a routine basis, most providers choose to periodically “catch up” on their submissions, creating monthly and quarterly swings in both the number of encounters we process and what percentage of our transaction mix they represent. Since encounters are at a significantly lower price point than claims, these swings make it difficult to easily analyze our quarter-over-quarter growth in our core business. In addition, we do not expect our encounter volume to grow on an annual basis, as payers are not expanding the capitated service model that is the foundation of encounters. Therefore, we believe that breaking out encounters shows more clearly our growth in core transactions, which is the growth engine for our Transaction Services segment.

     For the 2003 period, approximately 66% of our revenues came from our Transaction Services segment compared to 44% from this segment for the 2002 period. For the remainder of 2003 and beyond, it is anticipated that our greatest growth will come from this segment.

     Laboratory Communication Solutions’ net revenues decreased by 12% from the 2002 period. As the sluggish economy continued for the first half of 2003, we have seen a slowdown in our contract manufacturing sales and sales of our communication devices at our smaller labs and hospital labs. In addition, there was one large communication device order that shifted from the late second quarter into the third quarter. We anticipate that a strengthening economy and a resumption of normal ordering from the larger national labs who have been focused on consolidating a number of acquired labs will help to improve revenue for this segment over the balance of the year.

     Cost of sales. Consolidated cost of sales decreased as a percentage of net revenues to 42% for the six months ended June 30, 2003 from 46% for the six months ended June 30, 2002. Cost of sales classified by our reportable segments is as follows:

	Six Months Ended June 30,

	2003	2002

Transaction Services	$8,524,000	$4,199,000
Laboratory Communication Solutions	6,394,000	6,965,000

	$14,918,000	$11,164,000

     Cost of sales in our Transaction Services segment consists of transaction fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, revenue sharing arrangements with our business partners, third-party database licenses, and certain travel expenses. Cost of sales as a percentage of revenues decreased to 37% in the 2003 period compared to 40% in the same period last year primarily due to a change in the mix of transaction types from higher cost patient statements to lower cost claims and real-time transactions.

     Cost of sales in the Laboratory Communication Solutions segment includes hardware, third-party software, and consumable materials. Cost of sales as a percentage of revenues remained constant in the 2003 period compared to the same period last year.

     Selling, General and Administrative Expenses. Consolidated SG&A increased for the six months ended June 30, 2003 by $9,186,000, or 80%, to $20,620,000 from consolidated SG&A of $11,434,000 for the six months ended June 30, 2002. Consolidated SG&A expenses as a percentage of consolidated revenues increased to 59% for the 2003 period compared to 47% in the same period last year. SG&A expenses classified by our reportable segments are as follows:

	Six Months Ended June 30,

	2003	2002

Transaction Services	$14,695,000	$5,634,000
Laboratory Communication Solutions	4,190,000	4,514,000
Corporate	1,735,000	1,286,000

	$20,620,000	$11,434,000

     SG&A expenses in Transaction Services increased 161% for the six months June 30, 2003 over the same period last year, primarily due to the incremental expenses incurred in the operations of MedUnite. Excluding MedUnite, SG&A expenses in this segment increased by 16% due to costs related to our HIPAA compliance efforts, implementation staffing and sales/marketing programs implemented since the first quarter of last year.

     While we expected to incur significant SG&A costs related to the MedUnite operations in the first half of 2003, we also expected to reduce them at a higher rate than we achieved during the first quarter. In addition, we incurred unbudgeted expenses of about $100,000 for additional transaction-related accounting and legal fees. Despite these challenges, we exited the first quarter on an expense run rate in line with our initial expectations and in the second quarter of 2003 we have been successful in eliminating or renegotiating substantial telecommunication expenses and eliminating duplicative contact management, human resources and customer relationship management systems as the basis of these reductions. With our continued focus on expense control in the third quarter, we expect to achieve positive cash flow in our MedUnite operations before the fourth quarter of 2003

     SG&A expenses in our Laboratory Communications Solutions segment decreased by 7% for the six months ended June 30, 2003 from the same period last year primarily due to cost cutting measures implemented in the fourth quarter of 2002. Segment SG&A expenses as a percentage of segment net revenues increased to 35% for the 2003 period compared to 33% for the same period last year due to lower revenues in the 2003 period.

     Corporate SG&A expenses increased 35% for the six months ended June 30, 2003 compared to the same period last year primarily due to increased insurance premiums, professional fees and personnel costs.

     Depreciation and Amortization. Consolidated depreciation and amortization increased by $1,522,000 to $2,674,000 for the six months ended June 30, 2003 from $1,152,000 for the same period last year. This increase was primarily due to $930,000 for the amortization of intangible assets acquired in the MedUnite acquisition. Amortization of intangible assets related to the acquisition of MedUnite and additional capitalized software development is expected to increase for the remainder of the 2003 year as we place these platforms into production and commence the amortization of the assets. Depreciation and amortization classified by our reportable segments is as follows:

	Six Months Ended June 30,

	2003	2002

Transaction Services	$2,112,000	$727,000
Laboratory Communication Solutions	470,000	324,000
Corporate	92,000	101,000

	$2,674,000	$1,152,000

     Loss on Disposal of Assets. As a result of the consolidation of the ProxyMed and MedUnite offices in Atlanta during the quarter ended March 31, 2003, we recorded $110,000 in net losses primarily related to the disposition of certain assets owned and leased that were acquired in our acquisition of MDP Corporation in 2001. The consolidation of our Atlanta offices is expected to save us over $300,000 on an annual basis going forward in rents and other occupancy costs.

     Operating Income (Loss). As a result of the foregoing, consolidated operating loss for the six months ended June 30, 2003 was $3,191,000 compared to operating income of $380,000 for the same period last year. Operating income (loss) classified by our reportable segments is as follows:

	Six Months Ended June 30,

	2003	2002

Transaction Services	$(2,166,000)	$49,000
Laboratory Communication Solutions	802,000	1,718,000
Corporate	(1,827,000)	(1,387,000)

	$(3,191,000)	$380,000

     Interest, net. Consolidated net interest expense for the six months ended June 30, 2003 was $369,000 compared to net interest income of $115,000 for the same period last year. This increase in expense is primarily due to interest related to our convertible debt issued to the former owners of MedUnite and the financing of certain liabilities of MedUnite during the 2003 period and lower interest income earned on a smaller investment base at lower interest rates.

     Other Income. In conjunction with our distribution and marketing agreement with PlanVista for claims re-pricing services signed in June 2003, we received a warrant to purchase up to 15% of PlanVista. At the end of June 2003, the value of this warrant increased by $752,000.

     Net Income (Loss). As a result of the foregoing, consolidated net loss for the six months ended June 30, 2003 was $2,088,000 compared to net income of $495,000 for the same period last year.

     Deemed Dividends. We incurred deemed dividends of $612,000 during the six months ended June 30, 2002 as a result of non-cash accounting charges for the conversion of 31,650 preferred shares into 242,510 shares of common stock by our Series C preferred shareholders in 2002 pursuant to our offer to convert their shares commencing in December 2001.

     Net Loss Applicable to Common Shareholders. As a result of the foregoing, we reported net loss applicable to common shareholders of $2,808,000 for the six months ended June 30, 2003 compared to $117,000 for the for the six months ended June 30, 2002.

Liquidity and Capital Resources

     In the six months ended June 30, 2003, cash used by operating activities totaled $605,000. During this period, we paid $5,187,000 in acquisition related costs for MedUnite; paid $1,933,000 for fixed assets and capitalized software; paid $1,162,000 against our notes payable and certain long term debt; and transferred $325,000 as support for a letter of credit used to collateralize the financing of a certain liability insurance policy. These activities were principally financed through available cash resources. After these activities, we had cash and cash equivalents totaling $8,172,000 as of June 30, 2003. These available funds will be used for operations, strategic acquisitions, the further development of our products and services, and other general corporate purposes. We continue to evaluate other acquisition opportunities and strategic alternatives that may add synergies to our product offerings and business strategy.

     At the current time, we do not have any material commitments for capital expenditures other than the final payment of three equal installments of approximately $167,000 related to the licensing of software for use in our internal systems. In February 2003, we paid the second $167,000 towards this commitment.

     At the beginning of 2003, before considering any capital spending needs at MedUnite, we anticipated spending approximately $2.6 million in capital expenditures (including the licensing fees above) plus an additional $600,000 for various development projects scheduled to be undertaken by us in 2003. Additionally, we did expect to incur significant additional development and related hardware/software costs over time related to the completion of enhancements for the real-time network platform acquired from MedUnite. Through June 30, 2003, with assets available at MedUnite, we have been able to limit our capital spending to $1.3 million with approximately $250,000 identified to be spent for the balance of the year. However, we have spent approximately $675,000 in capitalized software development projects related to both the continued development of Phoenix and ProxyMed.net and expect to incur another $700,000 in 2003 to complete these projects and start on others. By the end of the year, our capital spending is expected to be below our originally anticipated amounts.

     During the 2002 year, we consistently improved our operating results as a result of both internal and external growth, successful cross selling of our transaction services, and our ability to monitor expenses. With our additional equity financing at the end of the first quarter of 2002, we were able to consummate four acquisitions during the year, culminating with our acquisition of MedUnite at the end of the year. Unfortunately, MedUnite had incurred significant losses since its inception and was utilizing cash significantly in excess of amounts it was generating primarily due to technical and research and development activities related to their various processing platforms. As a result, at the time we acquired MedUnite, there were substantial liabilities and obligations as well as future commitments (both recorded and unrecorded at December 31, 2002) associated with the business in addition to the transaction and exit costs associated with the acquisition.

     In an effort to immediately curtail and reduce the expenditure levels, MedUnite’s senior management team was terminated along with approximately 20% of the general workforce and in February 2003, we moved our Atlanta facility into MedUnite’s Norcross facility. While we did not achieve the expected reductions in MedUnite’s costs early in the first quarter, we did exit the quarter on an expense run rate in line with our expectations. Furthermore, during the second quarter of 2003, we continued our expense reductions by successfully eliminating or renegotiating substantial telecommunication expenses and eliminating duplicative contact management, human resources and customer relationship management systems and in April 2003 terminated our San Diego facility lease effective July 1, 2003 in return for a $750,000 letter of credit held by the current landlord and furniture at that facility.

     As of June 30, 2003, we have paid all of the significant transaction and exit costs associated with the MedUnite acquisition, with the exception of $1.1 million which was paid after the close of the quarter. All remaining costs are expected to be paid by the end of 2003. As a result of our negotiations, the original $8.3 million in transaction and exit costs will ultimately be settled for approximately $6.8 million, representing a savings of $1.5 million.

     Additionally, other contractual obligations have been cancelled or renegotiated with the respective vendors. We have entered into financing agreements with certain major vendors as a means of settling liabilities that existed at December 31, 2002, and to date have financed $3,368,000 of liabilities to one vendor; $1,990,000 in net liabilities to a former owner of MedUnite; and $382,000 for a required insurance policy as part of the acquisition. Between these financing agreements, existing capital leases, and the convertible notes issued in the acquisition, we will incur significant interest expense charges in 2003. With continued efforts during third quarter of 2003, we now anticipate that we will be able to drive positive cash flow in this business before the fourth quarter of 2003.

     With our distribution and marketing agreement with PlanVista for our new claims re-pricing services, we were granted a warrant to purchase 15% of the number of outstanding shares of PlanVista common stock on a fully-diluted basis as of the time of exercise for $1.95 per share. If exercised for cash, this would currently amount to $13.3 million. Alternatively, we do have the option of exercising the warrant in exchange for our common stock in which case we must pursue an acquisition of PlanVista according to the terms of the warrant. While PlanVista is a public company, their stock is thinly traded and the disposition of any shares received from the warrant exercise may significantly lower the market price of any shares sold.

     We have recently executed a term sheet for a $12.5 million asset-based line of credit with our current commercial bank. We expect closing of this credit facility to be completed in the next few weeks.

     We believe that we have sufficient cash and cash equivalents on hand to fund our future operational capital requirements and expenditures, and a sufficient level of capital in order to fund specific research and development projects or to pursue smaller additional strategic acquisitions. Our asset-based line of credit, once in place may also provide an additional source of funds. However, if we need additional capital funding in the future to further our strategic plans or to exercise the PlanVista warrant discussed above, there can be no assurance that any additional funding will be available to us, or if available, that it will be available on acceptable terms. If we are successful in obtaining additional financing, the terms of the financing may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of our common stock. We believe that if we are not successful in obtaining additional financing for further product development or strategic acquisitions, such inability may adversely impact our ability to successfully execute our business plan and may put us at a competitive disadvantage.

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

     Goodwill — We adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under SFAS No. 142, goodwill is reviewed at least annually for impairment. This adoption resulted in the reduction of approximately $808,000 of amortization relating to its existing goodwill each quarter, which would have otherwise been recorded through the first quarter of 2004. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a “fair value” methodology versus an undiscounted cash flow method required under previous accounting rules. In accordance with its adoption of FAS No. 142, we completed its initial impairment test of goodwill during the first quarter of 2002 and our annual test at December 31, 2002 utilizing various valuation techniques including a market value analysis. No impairment charges were recorded as a result of these tests.

     Capitalized Software Development and Research and Development — Costs incurred internally and fees paid to outside contractors and consultants during the application development stage of our internally used software products are capitalized. Costs of upgrades and major enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades are expensed as incurred. All other costs are expensed as incurred as research and development expenses (which are included in selling, general and administrative expenses). Application development stage costs generally include software configuration, coding, installation to hardware and testing. Once the project is completed, capitalized costs are amortized over their remaining estimated economic life. Our judgment is used in determining whether costs meet the criteria for immediate expense or capitalization. We periodically review projected cash flows and other criteria in assessing the impairment of any internal-use capitalized software and take impairment charges as needed.

     Equity Transactions — Over the past two years, we have engaged in various equity transactions. These transactions were first aimed at providing capital to continue to operate and grow our business and then became a critical step aimed at simplifying our capital structure. These transactions are complex and require the application of various accounting rules and standards that have resulted in significant cash and non-cash charges reflected primarily as deemed dividend charges included our net loss applicable to common shareholders. Additionally, the valuation of the PlanVista warrant is based on a series of assumptions that are used in a complex financial model. Any change in these assumptions may have a material effect on the valuation of the warrant, which may affect our reported operating results.

     Bad Debt Estimates — We rely on estimates to determine the bad debt expense and the adequacy of the reserve for doubtful accounts receivable. These estimates are based on our historical experience and the industry in which we operate. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

New Accounting Pronouncements

     In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provision that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. We do not believe that the implementation SFAS No. 149 will have a material effect our consolidated financial statements and related disclosures.

     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments; (2) obligations to repurchase the issuer’s equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a freestanding financial instrument as a financial instrument that (1) is entered into separately and apart from any of the entity’s other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately. For all other instruments of public companies, SFAS No. 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS No. 150 by reporting the cumulative effect of a change in an accounting principle. SFAS No. 150 prohibits entities from restating financial statements for earlier years presented. We do not expect the adoption of SFAS No. 150 to have a material impact on our financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks from changes in the fair market value of the underlying common stock of the company we hold a warrant from. Our ability to limit our exposure to market risk is restricted as a result of our inability to control the market value of the underlying common stock of the warrant.

     We derive no revenues from international operations and do not believe that we are exposed to material risks related to foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

     As of June 30, 2003 the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there was no reasonably apparent deficiency in the Company’s disclosure controls and procedures such that the controls and procedures should not be expected to operate effectively. The Company is not aware of any significant changes in the Company’s internal control over financial reporting or other factors that could significantly affect the Company's internal control over financial reporting subsequent to the date of the most recent evaluation of the Company’s internal control over financial reporting by the Company.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

-	3.1	-	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

-	3.2	-	Bylaws, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

-	3.3	-	Articles of Amendment to Articles of Incorporation dated July 25, 2001 (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).

-	3.4	-	Articles of Amendment to Articles of Incorporation dated August 21, 2001 (incorporated by reference to Exhibit 2.2 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).

-	3.5	-	Articles of Amendment to Articles of Incorporation of ProxyMed, Inc. dated December 21, 2001 (incorporated by reference to Exhibit 3.1 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).

-	4.1	-	Form of Warrant to Purchase Common Stock of ProxyMed dated December 23, 1999, issued to certain investors (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated December 23, 1999).

-	4.2	-	Registration Rights Agreement by and among ProxyMed and the investors named therein dated as of December 23, 1999 (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 000-22052, reporting an event dated December 23, 1999).

-	4.3	-	Form of Exchanged Warrant to Purchase Common Stock of ProxyMed dated May 4, 2000, issued to certain investors (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).

-	4.4	-	Form of New Warrant to Purchase Common Stock of ProxyMed dated May 4, 2000, issued to certain investors (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).

-	4.5	-	Registration Rights Agreement by and among ProxyMed and the investors named therein dated as of May 4, 2000 (incorporated by reference to Exhibit 4.3 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).

-	4.6	-	Registration Rights Agreement between ProxyMed and Fisher Capital Ltd. and Wingate Capital Ltd. dated as of April 24, 2001 (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated April 24, 2001).

-	4.7	-	Registration Rights Agreement between ProxyMed and Royal Bank of Canada and Leonardo, L.P. dated as of April 24, 2001 (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 000-22052, reporting an event dated April 24, 2001).

-	31.1	–	Certification of Chief Executive Officer pursuant Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

-	31.2	–	Certification of Chief Financial Officer pursuant Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

-	32.1	–	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-	32.2	–	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

-	May 5, 2003 – Pursuant to Regulation FD, the Company reported in Item 9 on the Company’s first quarter 2003 teleconference call held on May 1, 2003, including transcript thereon and press release dated April 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROXYMED, INC.

Date:	August 14, 2003	By:	/s/ Michael K. Hoover Michael K. Hoover Chief Executive Officer

Date:	August 14, 2003	By:	/s/ Judson E. Schmid Judson E. Schmid Chief Financial Officer