Form 10-Q
period 2003-09-30
PROXYMED INC /FT LAUDERDALE/
filed 2003-11-14
CIK 906337

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

Commission file number: 000-22052

                                 PROXYMED, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      FLORIDA                                                65-0202059
------------------------------                             -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

2555 DAVIE ROAD, SUITE 110, FT. LAUDERDALE, FLORIDA                 33317
----------------------------------------------------             --------------
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

                          COMMON STOCK, $.001 PAR VALUE
                    6,783,493 SHARES AS OF NOVEMBER 12, 2003

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         PROXYMED, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
           (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)



                                                                                   September 30,     December 31,
                                                                                       2003             2002
                                                                                   -------------     ------------
                                ASSETS

Current assets:
     Cash and cash equivalents                                                      $   6,933          $  16,378
     Investment in warrant                                                              5,289                 --
     Accounts receivable - trade, net                                                   9,865             10,060
     Notes and other receivables                                                          333                503
     Inventory                                                                          3,580              2,774
     Other current assets                                                               1,181              1,022
                                                                                    ---------          ---------
        Total current assets                                                           27,181             30,737
Property and equipment, net                                                             5,345              5,719
Goodwill, net                                                                          31,456             32,797
Purchased technology, capitalized software and
     other intangible assets, net                                                      17,216             18,220
Restricted cash                                                                           403                825
Other assets                                                                              209                406
                                                                                    ---------          ---------

        Total assets                                                                $  81,810          $  88,704
                                                                                    =========          =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable and current portion of long-term debt                            $   1,724          $      --
     Accounts payable, accrued expenses and other current liabilities                  10,153             21,472
     Deferred revenue                                                                     590                516
                                                                                    ---------          ---------
        Total current liabilities                                                      12,467             21,988
Convertible notes                                                                      13,400             13,400
Other long-term debt                                                                    2,313                 --
Long-term deferred revenue and other long-term liabilities                              1,688              2,581
                                                                                    ---------          ---------
        Total liabilities                                                              29,868             37,969
                                                                                    ---------          ---------

Stockholders' equity:
     Series C 7% Convertible preferred stock - $.01 par value                              --                 --
        Authorized 300,000 shares; issued 253,265 shares;
        outstanding 2,000 shares; liquidation preference $13,333
     Common stock - $.001 par value.  Authorized 13,333,333 shares;
        issued and outstanding 6,783,493 and 6,782,938 shares, respectively                 7                  7
     Additional paid-in capital                                                       146,195            146,187
     Accumulated deficit                                                              (94,074)           (95,273)
     Note receivable from stockholder                                                    (186)              (186)
                                                                                    ---------          ---------
        Total stockholders' equity                                                     51,942             50,735
                                                                                    ---------          ---------

        Total liabilities and stockholders' equity                                  $  81,810          $ $88,704
                                                                                    =========          =========





The accompanying notes are an integral part of the consolidated financial statements.

                         PROXYMED, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)





                                                             THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                            ---------------------------------    ---------------------------------
                                                                2003                2002              2003             2002
                                                            -------------       -------------    -------------       ----------
Revenues:
     Transaction fees, services and license fees              $    13,134       $    7,397         $    39,002       $   20,864
     Communication devices and other tangible goods                 4,928            5,461              14,192           16,124
                                                              -----------       ----------         -----------       ----------
                                                                   18,062           12,858              53,194           36,988
                                                              -----------       ----------         -----------       ----------

Costs and expenses:
     Cost of transaction fees, services and license fees            3,808            2,267              12,342            6,466
     Cost of tangible goods                                         3,462            3,630               9,846           10,595
     Selling, general and administrative expenses                   9,135            5,893              29,755           17,327
     Depreciation and amortization                                  1,478              745               4,153            1,897
     Loss on disposal of assets                                         9               --                 119               --
                                                              -----------       ----------         -----------       ----------
                                                                   17,892           12,535              56,215           36,285
                                                              -----------       ----------         -----------       ----------

        Operating income (loss)                                       170              323              (3,021)             703

Interest income (expense), net                                       (203)             136                (572)             251
Other income                                                        4,041              265               4,793              265
                                                              -----------       ----------         -----------       ----------

        Net income                                                  4,008              724               1,200            1,219

Deemed dividends                                                       --               --                  --              612
                                                              -----------       ----------         -----------       ----------

        Net income applicable to common shareholders          $     4,008       $      724         $     1,200       $      607
                                                              ===========       ==========         ===========       ==========

Basic earnings per share                                      $      0.59       $     0.11         $      0.18       $     0.10
                                                              ===========       ==========         ===========       ==========

Basic weighted average shares outstanding                       6,783,095        6,741,772           6,782,991        6,178,441
                                                              ===========       ==========         ===========       ==========

Diluted earnings per share                                    $      0.58       $     0.11         $      0.18       $     0.10
                                                              ===========       ==========         ===========       ==========

Diluted weighted average shares outstanding                     6,867,725        6,785,096           6,815,247        6,282,258
                                                              ===========       ==========         ===========       ==========








The accompanying notes are an integral part of the consolidated financial statements.

                         PROXYMED, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)



                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                           -------------------------------
                                                                              2003                 2002
                                                                            --------             --------
Cash flows from operating activities:
     Net income                                                             $  1,200             $  1,219
     Adjustments to reconcile net income to
         cash provided by operating activities:
            Depreciation and amortization                                      4,153                1,897
            Provision for doubtful accounts                                      155                    7
            Provision for obsolete inventory                                      29                  112
            Change in value of investment                                     (4,793)                  --
            Loss on disposal of fixed assets                                     119                   --
            Changes in assets and liabilities, net of
               effect of acquisitions and dispositions:
                Accounts and other receivables                                    23               (1,880)
                Inventory                                                       (836)                 413
                Other current assets                                             304                 (168)
                Accounts payable and accrued expenses                           (389)                (236)
                Deferred revenue                                                  94                   84
                Other, net                                                       420                  (48)
                                                                            --------             --------
         Net cash provided by operating activities                               479                1,400
                                                                            --------             --------

Cash flows from investing activities:
     Acquisition, net of cash acquired                                            --               (5,271)
     Acquisition of assets                                                        --                 (700)
     Purchase of short term investments                                           --              (15,000)
     Redemption of short term investments                                         --               15,000
     Capital expenditures                                                     (2,115)              (1,395)
     Capitalized software                                                     (1,173)                (277)
     Collection of notes receivable                                              304                   18
     Proceeds from sale of fixed assets                                          107                   --
     Decrease in restricted cash                                                 422                   --
     Payments for acquisition-related costs                                   (5,653)                 (23)
                                                                            --------             --------
         Net cash used in investing activities                                (8,108)              (7,648)
                                                                            --------             --------

Cash flows from financing activities:
     Preceeds from stock offering, net                                            --               24,886
     Proceeds from the exercise of stock options and warrants                      8                   --
     Payment of note payable related to acquisition of business                   --               (7,000)
     Payment of notes payable, capital leases and long-term debt              (1,824)                (187)
                                                                            --------             --------
         Net cash provided by (used in) financing activities                  (1,816)              17,699
                                                                            --------             --------

Net increase (decrease) in cash and cash equivalents                          (9,445)              11,451
Cash and cash equivalents at beginning of period                              16,378               12,601
                                                                            --------             --------
Cash and cash equivalents at end of period                                  $  6,933             $ 24,052
                                                                            ========             ========





The accompanying notes are an integral part of the consolidated financial statements.

                         PROXYMED, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements of ProxyMed, Inc. ("ProxyMed") and subsidiaries (collectively with ProxyMed, the "Company") and the notes thereto have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the "SEC") and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         On December 31, 2002, ProxyMed acquired all of the capital stock of MedUnite, Inc. ("MedUnite"), a privately-held company providing healthcare claims processing services founded by seven of the nation's largest health insurers, for $10 million in cash and $13.4 million in 4% convertible debt. The operations of MedUnite are reflected with those of the Company for the three and nine months ended September 30, 2003.

         The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the SEC on April 15, 2003.

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

                         PROXYMED, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

   (c) NET INCOME PER SHARE - Basic net income per share of common stock is computed by dividing net income applicable to common shareholders by the weighted average shares of common stock outstanding during the period. Diluted income per share reflects the potential dilution from the exercise or conversion of securities into common stock; however, 2,426,184 and 956,786 stock options and warrants outstanding for the three months ended September 30, 2003 and 2002, respectively, and 1,958,557 and 709,206 stock options and warrants outstanding for the nine months ended September 30, 2003 and 2002, respectively, were excluded from the calculation of diluted net income per share because the exercise price of these options and warrants was greater than the average market price of the Company's common stock during the periods.

         The following sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2003 and 2002:


(in thousands except for share and per share data)            THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------       -------------------------------
                                                                  2003               2002               2003               2002
                                                               ----------         ----------         ----------         ----------
Net income applicable to common shareholders                   $    4,008         $      724         $    1,200         $      607
                                                               ==========         ==========         ==========         ==========

Common shares outstanding:
     Weighted average common shares used in computing
         basic net income per share                             6,783,095          6,741,772          6,782,991          6,178,441
     Plus incremental shares from assumed conversions:
         Convertible preferred stock                               13,333             20,000             13,333             20,000
         Stock options                                             71,297              6,857             18,923             19,297
         Warrants                                                      --             16,467                 --             64,520
                                                               ----------         ----------         ----------         ----------
                                                                   84,630             43,324             32,256            103,817
                                                               ----------         ----------         ----------         ----------

     Weighted average common shares used in computing
         diluted net income per share                           6,867,725          6,785,096          6,815,247          6,282,258
                                                               ==========         ==========         ==========         ==========

     Net income per common share:
         Basic                                                 $     0.59         $     0.11         $     0.18         $     0.10
                                                               ==========         ==========         ==========         ==========

         Diluted                                               $     0.58         $     0.11         $     0.18         $     0.10
                                                               ==========         ==========         ==========         ==========



                         PROXYMED, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

   (d) STOCK-BASED COMPENSATION - In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.

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

                         PROXYMED, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

         Under SFAS No. 123, compensation cost for the Company's stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. Had the Company adopted SFAS No. 123 in accounting for its stock option plans, the Company's consolidated net income and net income per share for the three and nine months ended September 30, 2003 and 2002 would have been adjusted to the pro forma amounts indicated as follows:


     (in thousands except for per share data)            THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                         --------------------------------      -------------------------------
                                                               2003            2002                  2003            2002
                                                            ---------       ---------             ---------       ---------
Net income applicable to
  common shareholders, as reported                          $   4,008       $     724             $   1,200       $     607

Total stock-based employee pro forma
  compensation expense determined under fair
  value based method for all awards,
  net of related tax effect                                    (3,334)         (3,445)               (4,041)         (4,711)
                                                            ---------       ---------             ---------       ---------

Pro forma net income (loss) applicable
  to common shareholders                                    $     674       $  (2,721)            $  (2,841)      $  (4,104)
                                                            =========       =========             =========       =========


Basic net income (loss) per common share:
  As reported                                               $    0.59       $    0.11             $    0.18       $    0.10
  Pro forma                                                 $    0.10       $   (0.40)            $   (0.42)      $   (0.66)

Diluted net income (loss) per common share:
  As reported                                               $    0.58       $    0.11             $    0.18       $    0.10
  Pro forma                                                 $    0.10       $   (0.40)            $   (0.42)      $   (0.65)



   (e) NEW ACCOUNTING PRONOUNCEMENTS - In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that the implementation SFAS No. 149 will have a material effect on the Company's consolidated financial statements and related disclosures.

                         PROXYMED, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED


         In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments; (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a freestanding financial instrument as a financial instrument that (1) is entered into separately and apart from any of the entity's other financial instruments or equity transactions; or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately. For all other instruments of public companies, SFAS No. 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS No. 150 by reporting the cumulative effect of a change in an accounting principle. SFAS No. 150 prohibits entities from restating financial statements for earlier years presented. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial statements.


(2)   INVESTMENT IN WARRANT

     In June 2003, the Company entered into a joint marketing and distribution agreement with PlanVista Corporation ("PlanVista"), a provider of medical cost containment and business process outsourcing solutions to the medical insurance and managed care industries, to provide the Company's electronic healthcare transaction processing services and PlanVista's network access and repricing service product as an integrated package to existing and prospective payer customers. As part of the agreement, PlanVista granted the Company a warrant to purchase 15% of the number of outstanding shares of PlanVista common stock on a fully-diluted basis as of the time of exercise for $1.95 per share. Any shares acquired upon exercise are not registered. The warrant is exercisable immediately and expires in December 2003 (the "Initial Warrant Term"); however, the exercise period for the warrant may be extended for up to two additional ninety-day periods (respectively, the "First Renewal Term" and the "Second Renewal Term" and collectively with the "Initial Warrant Term", the "Warrant Term"), if certain revenue-based thresholds are met.

                         PROXYMED, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

     The initial value of the warrant of $0.5 million (calculated using a Black Scholes model) along with additional amounts already paid to and amounts still to be received by the Company under the agreement are being amortized as a reduction of cost of sales over 36 months. As long as the warrant is still outstanding, the value of the warrant is evaluated at the end of each calendar quarter (each a "Measurement Date"). On September 30, 2003, the value of the warrant increased to approximately $5.3 million primarily as a result of an increase in the market value of PlanVista stock. The warrant value increases of $4.0 million and $4.8 million for the three and nine months ended September 30, 2003, respectively, are reflected as other income in the statement of operations. The warrant is stated at its fair value and any shares of common stock that may be acquired by exercising this warrant will be accounted for as "available for sale" securities.

     At any future Measurement Date, there may be additional income or expense depending on the value of the warrant at that time. Should the Initial Warrant Term renew in accordance with its terms, the Company will have to amortize, at the time the threshold is met, any additional value of the warrant as a reduction of cost of sales over the remaining original amortization period. However, if during the Warrant Term the warrant is never exercised, then the Company will have to record an impairment charge equal to the warrant's remaining value, if any, carried on the books during the Warrant Term. At the present time, management has no intention of exercising this warrant.

(3)   INVENTORY

         Inventory consists of the following at September 30, 2003 (in thousands):

         Materials, supplies and component parts      $2,394
         Work in process                                 330
         Finished goods                                  856
                                                      ------
                                                      $3,580
                                                      ======



(4)   GOODWILL AND OTHER INTANGIBLE ASSETS

     (a) GOODWILL - The changes in the carrying amounts of goodwill for the nine months ended September 30, 2003 by operating segment are as follows:


                                                                      Laboratory
                                                       Transaction   Communication
                   (in thousands)                       Services      Solutions      Total
                                                         --------   --------------  --------
         Balance as of December 31, 2002                 $ 30,695       $2,102      $ 32,797
         Purchase price adjustments                        (1,341)          --        (1,341)
                                                         --------       ------      --------
                   Balance as of September 30, 2003      $ 29,354       $2,102      $ 31,456
                                                         ========       ======      ========



                         PROXYMED, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

   (b) OTHER INTANGIBLE ASSETS - The carrying amounts of other intangible assets as of September 30, 2003 and December 31, 2002, by category, are as follows:


      (in thousands)                         SEPTEMBER 30, 2003                           DECEMBER 31, 2002
                                     -------------------------------------     --------------------------------------
                                     CARRYING     ACCUMULATED                  CARRYING     ACCUMULATED
                                      AMOUNT      AMORTIZATION      NET          AMOUNT     AMORTIZATION       NET
                                     --------       --------       -------      --------    ------------      -------
         Capitalized software        $  1,700       $   (135)      $ 1,565      $    527       $    (58)      $   469
         Purchased technology           9,127         (2,564)        6,563         9,127         (1,315)        7,812
         Customer relationships        10,251         (1,163)        9,088        10,251           (312)        9,939
                                     --------       --------       -------      --------       --------       -------
                                     $ 21,078       $ (3,862)      $17,216      $ 19,905       $ (1,685)      $18,220
                                     ========       ========       =======      ========       ========       =======



         Amortization expense of other intangible assets was $0.8 million and $0.3 million and $2.2 million and $0.5 million for the three months and nine months ended September 30, 2003 and 2002, respectively.

         As of September 30, 2003, estimated future amortization expense of other intangible assets is as follows: $1.0 million for the remaining quarter of 2003, $2.9 million in 2004, $2.8 million in 2005, $2.6 million in 2006, $2.3 million in 2007, and $2.0 million in 2008.


(4)   DEBT OBLIGATIONS

     In February 2003, the Company financed $0.4 million and $0.3 million for certain liability insurance policies over 7 months at 4.76% and 24 months at 5.25% to third-parties, respectively. The note for $0.4 million is unsecured while the note for $0.3 million is collateralized by a letter of credit in the amount of $0.3 million (supported with restricted cash) at September 30, 2003.

     In March 2003, the Company restructured $3.4 million in accounts payable and accrued expenses acquired from MedUnite and outstanding at December 31, 2002 to one vendor by paying $0.8 million in cash and financing the balance of $2.6 million with an unsecured note payable over 36 months at 8% commencing March 2003.

     In April 2003, the Company financed a net total of $2.0 million ($2.8 million in accounts payable and accrued expenses offset by $0.8 million in accounts receivable) existing at December 31, 2002 from MedUnite to a former owner of MedUnite by issuing an unsecured note payable over 24 months at 6%.

     In June 2003, the Company financed $0.1 million of liability insurance policy premium with another unsecured note, payable over 9 months at 5.4% to a third-party.

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

   (b) STOCK OPTIONS- During the nine months ended September 30, 2003, the Company granted a total of 59,250 stock options at exercise prices between $7.50 and $12.65 per share to employees. Such options were granted pursuant to the Company's approved stock option plans and are for a ten-year term and vest equally over three years from the date of grant.

         In April 2003, the six outside directors of ProxyMed were each granted 10,000 stock options at an exercise price of $7.28 per share. Such options were granted pursuant to the Company's approved stock option plans and are for a ten-year term and vest equally over three years from the date of grant. Additionally, in May 2003, the Company's outside directors were granted a total of 30,000 and 15,000 options at an exercise price of $10.63 to compensate the directors upon re-election to the board and participation in sub-committees, respectively, pursuant to guidelines adopted by the Company's Board of Directors in May 2002. Option grants for the re-election to the board are for a ten-year term and vest equally over a three-year period. Options for participation in sub-committees are for a ten year term and vest in full after five years but a portion may be accelerated to vest after each sub-committee meeting attended.

         In October 2003, the Compensation Committee approved grants of 125,000 and 50,000 stock options at an exercise price of $15.90 per share to the Company's chairman/chief executive officer and president/chief operating officer, respectively. Such options are for a ten-year term and vest equally over three years from the date of grant.

                         PROXYMED, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

   (c) WARRANTS - In conjunction with a joint marketing agreement entered into between the Company and a subsidiary of First Data Corporation ("FDC"), an electronic commerce and payment services company, in July 2003, the Company issued to FDC a warrant agreement under which FDC may be entitled to purchase up to 600,000 of the Company's common stock at $16.50 per share. The ability of FDC to exercise under the warrant agreement is dependent upon the Company achieving certain revenue-based thresholds under such joint marketing agreement over a three and one-half year period. Additionally, in connection with this agreement, four entities affiliated with General Atlantic Partners ("GAP"), current investors in the Company, received an aggregate of 243,882 warrants, as a result of pre-emptive rights relating to their investment in the Company in April 2002. The GAP warrant agreements are subject to the same terms and conditions as those issued to FDC and are exercisable only if FDC's right to exercise under its warrant agreement is perfected. At the time any of the revenue thresholds is met, the Company may have to record a charge in its statement of operations for the value of those warrants.


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

            (in thousands)                   Three Months Ended September 30,            Nine Months Ended September 30,
                                             ---------------------------------           --------------------------------
                                               2003                    2002                 2003                 2002
                                             --------                --------             --------             --------
Net revenues:
     Transaction Services                    $ 11,829                $  5,735             $ 35,102             $ 16,345
     Laboratory Communication Solutions         6,233                   7,123               18,092               20,643
                                             --------                --------             --------             --------
                                             $ 18,062                $ 12,858             $ 53,194             $ 36,988
                                             ========                ========             ========             ========

Operating income (loss):
     Transaction Services                    $    784                $    203             $ (1,382)            $    254
     Laboratory Communication Solutions           366                     799                1,168                2,515
     Corporate and consolidating                 (980)                   (679)              (2,807)              (2,066)
                                             --------                --------             --------             --------
                                             $    170                $    323             $ (3,021)            $    703
                                             ========                ========             ========             ========

                                                     September 30,
                                             --------------------------------
Total assets:                                  2003                    2002
                                             --------                --------
     Transaction Services                    $ 56,005                $ 17,783
     Laboratory Communication Solutions        12,404                  13,646
     Corporate and consolidating               13,401                  24,708
                                             --------                --------
                                             $ 81,810                $ 56,137
                                             ========                ========




                         PROXYMED, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

(7)   INCOME TAXES

     As of September 30, 2003, the Company had a net deferred tax asset of approximately $66.1 million, which was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.


(8)   LEASES

     In June 2003, the Company paid $0.8 million to the leasing company as a result of terminating MedUnite's facility lease in San Diego, California effective June 30, 2003. As part of the consideration, the landlord was given the furniture at the facility with a value of approximately $0.2 million. The Company incurred other costs in connection with the termination of the lease. As a replacement for this facility, the Company subleased office space in the same geographic area at a lower monthly rent per month through September 2004.


(9)   RELATED PARTY TRANSACTIONS

     In June 2003, the Company amended the promissory note executed in June 2000 by Mr. Blue, the Company's former chairman of the board and chief executive officer. The amendment extended the maturity date of the promissory for an additional twelve months to December 31, 2004 and also allowed Mr. Blue to offset any principal owed with certain amounts payable to Mr. Blue by the Company as a result of a finder's fee arrangement with the Company.

     As discussed in Note 2, the Company entered into a joint distribution and marketing agreement with PlanVista in June 2003. PlanVista is a publicly-held company and is controlled by an affiliate of Commonwealth Associates, whose principal, Michael Falk, is a director of both the Company and PlanVista. Additionally, one senior executive of the Company has an immaterial ownership interest in PlanVista.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         ProxyMed is the nation's second largest provider-based electronic healthcare transaction services company. ProxyMed provides connectivity services and related value-added products to physicians, payers, pharmacies, medical laboratories, and other healthcare providers and suppliers. Our services support a broad range of both financial and clinical transactions, and are HIPAA-certified through Claredi (an independent certification and testing services company specializing in HIPAA compliance). To facilitate these services, we operate Phoenix, our secure national electronic information platform, which provides physicians and other healthcare providers with direct connectivity to one of the industry's largest list of payers, the industry's largest list of chain and independent pharmacies and the largest list of clinical laboratories. Our products and services are currently provided from our main operating facilities located in Fort Lauderdale, Florida; New Albany, Indiana; Santa Ana, California; Norcross, Georgia; and Sioux Falls, South Dakota. We also operate our clinical network and portions of our financial and real-time production computer networks from a secure co-location site in Atlanta, Georgia.

         Our primary strategy is focused on leveraging our leading position as an independent back-end connectivity provider to small physician offices. Through strategic relationships and partnerships with front-end solution providers, our goal is to drive more healthcare transactions through Phoenix while remaining neutral in the battle for the physician's desktop. Additionally, since we have an existing customer base of physicians and other healthcare providers, we expect that there will be opportunities to increase revenues by cross-selling our existing products and services to these current customers, as well as revenue opportunities from the development of new services from our development efforts, including Internet-based transaction services. We remain committed to developing additional capabilities and value-added products and services, and to expanding our back-end connectivity network. In conjunction with this philosophy, we have recently introduced ProxyMed.net, our new web portal for providers, and "Phoenix", our new transaction processing platform which has been HIPAA-certified through Claredi. We have also added new services offerings for our payer customers through agreements with PlanVista Corporation ("PlanVista") for claims re-pricing services and First Data Corporation ("FDC") for a jointly marketed suite of services being offered under the brand name "FirstProxy".

         On December 31, 2002, we acquired all of the outstanding stock of MedUnite, Inc. ("MedUnite") for $10 million in cash and an aggregate of $13.4 million principal amount of 4% convertible promissory notes. In addition, we estimated approximately $8.3 million in transaction and exit related costs. Interest on the convertible notes is payable in cash on a quarterly basis. The convertible promissory notes are payable in full on December 31, 2008 and are convertible into an aggregate of 731,322 shares of our common stock if the founders of MedUnite achieve certain revenue-based triggers over the next three and one-half year period. The shares of our common stock issuable upon conversion of the convertible notes will be registered by us promptly after a stockholder achieves a conversion trigger event. The operations of MedUnite are reflected with those of the Company for the three and nine months ended September 30, 2003. Additionally, although the integration of MedUnite into our existing operations will continue throughout 2003, currently the organizations are run and managed as one operating unit. As a result, meaningful separate results and statistics are no longer available.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 2002.

         NET REVENUES. Consolidated net revenues for the three months ended September 30, 2003 increased by $5.2 million, or 40%, to $18.1 million from consolidated net revenues of $12.9 million for the three months ended September 30, 2002. Net revenues classified by our reportable segments are as follows:

               (in thousands)              THREE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------
                                                2003               2002
                                              -------            -------
Transaction Services                          $11,829            $ 5,735
Laboratory Communication Solutions              6,233              7,123
                                              -------            -------
                                              $18,062            $12,858
                                              =======            =======



         Net revenues in our Transaction Services segment (formerly known as "Electronic Healthcare Transaction Processing") increased by 106% over the 2002 period. This increase was driven by strong internal growth and more significantly by transactions generated at MedUnite.

         Total healthcare transactions processed during the three months ended September 30, 2003 were 56.1 million, up 92% from the 29.2 million transactions processed in the three months ended September 30, 2002. Core transaction growth between the periods was 114%. While our encounter volume increased 9% between the periods, the net increases were generally the result of transactions acquired from MedUnite and new sales including transactions generated by newer vendor partners that resulted in greater claim and patient statement processing transactions offset by the loss of transactions from a gateway partner who redirected a portion of its volume away from us. A summary of the number of transactions we processed for the periods presented is as follows:

                                THREE MONTHS ENDED SEPTEMBER 30,
                                --------------------------------
                                    2003                  2002
                                ----------            ----------
Core transactions               49,573,400            23,211,800
Encounters                       6,509,900             5,977,400
                                ----------            ----------
  Total transactions            56,083,300            29,189,200
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

         For the three months ended September 30, 2003, approximately 65% of our revenues came from our Transaction Services segment compared to 45% from this segment for the same 2002 period. For the remainder of 2003 and beyond, it is anticipated that our greatest growth will come from this segment.

         The Laboratory Communication Solutions segment's net revenues decreased by 12% from the 2002 period. In addition to lower contract manufacturing revenues from a sluggish economy, we have seen a slowdown in sale of our communication devices at our smaller labs and hospital labs in 2003.

         COST OF SALES. Consolidated cost of sales decreased as a percentage of net revenues to 40% for the three months ended September 30, 2003 from 46% for the three months ended September 30, 2002. Cost of sales classified by our reportable segments is as follows:

               (in thousands)              THREE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------
                                               2003              2002
                                              ------            ------
Transaction Services                          $3,804            $2,250
Laboratory Communication Solutions             3,466             3,647
                                              ------            ------
                                              $7,270            $5,897
                                              ======            ======





         Cost of sales in our Transaction Services segment consists of transaction fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, revenue sharing arrangements with our business partners, third-party database licenses, and certain travel expenses. Cost of sales as a percentage of revenues decreased to 32% in the 2003 period compared to 39% in the same period last year primarily due to a change in the mix of transaction types from higher cost patient statements to lower cost claims and real-time transactions (such as eligibility verification) through the additional transactions acquired from MedUnite.

         Cost of sales in the Laboratory Communication Solutions segment includes hardware, third-party software, and consumable materials. Cost of sales as a percentage of revenues increased to 56% in the 2003 period compared to 51% in the same period last year primarily due to a change in the mix from lower cost leases to higher cost contract manufacturing.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated SG&A increased for the three months ended September 30, 2003 by $3.2 million, or 55%, to $9.1 million from consolidated SG&A of $5.9 million for the three months ended September 30, 2002. Consolidated SG&A expenses as a percentage of consolidated revenues increased to 51% for the 2003 period compared to 46% in the same period last year. SG&A expenses classified by our reportable segments are as follows:

               (in thousands)              THREE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------
                                               2003              2002
                                              ------            ------
Transaction Services                          $6,068            $2,865
Laboratory Communication Solutions             2,149             2,400
Corporate                                        918               628
                                              ------            ------
                                              $9,135            $5,893
                                              ======            ======




         Transaction Services' SG&A expenses for the three months September 30, 2003 increased 112% over the same period last year primarily due to the incremental expenses incurred in the operations of MedUnite, costs related to our HIPAA compliance efforts, implementation staffing and sales/marketing programs implemented since last year.

         While we incurred significant SG&A costs related to the MedUnite operations in the first quarter of 2003, we have been successful at significantly reducing the monthly operating expenses in the second and third quarters of 2003 and thus achieving positive cash flow in our MedUnite operations in the third quarter of 2003. We have been successful in eliminating or renegotiating substantial telecommunication expenses and duplicative contact management, human resources and customer relationship management systems. However, we expect SG&A costs to increase in the fourth quarter of 2003 as the development projects related to the integration of MedUnite are moved into production resulting in a decrease in the amount of capitalized development related to our real-time and Phoenix platforms.

         Laboratory Communication Solutions' SG&A expenses for the three months ended September 30, 2003 decreased by 10% over the same period last year primarily due to cost cutting measures implemented in the third quarter of 2002. Segment SG&A expenses as a percentage of segment net revenues remained constant at 34% between the 2003 and 2002 period.

         Corporate SG&A expenses increased 46% for the three months ended September 30, 2003 compared to the same period last year primarily due to increased insurance premiums, professional fees and personnel costs.

         DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization increased by $0.8 million to $1.5 million for the three months ended September 30, 2003 from $0.7 million for the same period last year. This increase was primarily due to $0.5 million for the amortization of intangible assets acquired in the MedUnite acquisition and includes the amortization of ProxyMed.net, our real-time network based on the technology platform acquired from MedUnite. Amortization of intangible assets related to additional capitalized software development will increase in the fourth quarter by approximately $0.3 million over the third quarter as we place the Phoenix platform into production and commence the amortization of this asset. Depreciation and amortization classified by our reportable segments is as follows:

               (in thousands)             THREE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------
                                                2003            2002
                                              ------            ----
Transaction Services                          $1,175            $417
Laboratory Communication Solutions               251             277
Corporate                                         52              51
                                              ------            ----
                                              $1,478            $745
                                              ======            ====




         OPERATING INCOME. As a result of the foregoing, consolidated operating income for the three months ended September 30, 2003 was $0.2 million compared to operating income of $0.3 million for the same period last year. Operating income classified by our reportable segments is as follows:

               (in thousands)             THREE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------
                                               2003              2002
                                              -----             -----
Transaction Services                          $ 784             $ 203
Laboratory Communication Solutions              366               799
Corporate                                      (980)             (679)
                                              -----             -----
                                              $ 170             $ 323
                                              =====             =====



         INTEREST, NET. Consolidated net interest expense for the three months ended September 30, 2003 was $0.2 million compared to net interest income of $0.1 million for the same period last year. This increase in expense is primarily due to interest related to our convertible debt issued to the former owners of MedUnite and the financing of certain liabilities of MedUnite during the 2003 period and lower interest income earned on a smaller investment base at lower interest rates.

     OTHER INCOME. In conjunction with our distribution and marketing agreement with PlanVista for claims re-pricing services signed in June 2003, we received a warrant to purchase up to 15% of PlanVista. For the quarter ended September 2003, the value of this warrant increased by $4.0 million to $5.3 million. However, if the warrant is never exercised, then we will have to record an impairment charge equal to the warrant's remaining value, if any, carried on the books. At the present time, we have no intention of exercising this warrant and we will record an impairment charge in the fourth quarter of 2003.

         NET INCOME. As a result of the foregoing, consolidated net income for the three months ended September 30, 2003 was $4.0 million compared to net income of $0.7 million for the same period last year.


NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002.

         NET REVENUES. Consolidated net revenues for the nine months ended September 30, 2003 increased by $16.2 million, or 44%, to $53.2 million from consolidated net revenues of $37.0 million for the nine months ended September 30, 2002. Net revenues classified by our reportable segments are as follows:

           (in thousands)                   NINE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------
                                                2003               2002
                                              -------            -------
Transaction Services                          $35,102            $16,345
Laboratory Communication Solutions             18,092             20,643
                                              -------            -------
                                              $53,194            $36,988
                                              =======            =======



         Net revenues in our Transaction Services segment increased by 115% over the 2002 period. This increase was driven by strong internal growth and more significantly by transactions generated at MedUnite.

         Total healthcare transactions processed during the nine months ended September 30, 2003 were 168.5 million equating to an annualized run rate of almost 225 million transactions processed. Core transaction growth between the nine-month period ending September 30, 2002 and the same period in 2003 was 132%. While our encounter volume dropped between the periods, the net increases were generally the result of transactions acquired from MedUnite and new sales, including transactions generated by newer vendor partners that resulted in greater claim and patient statement processing transactions. A summary of the number of transactions we processed for the periods presented is as follows:


                                 NINE MONTHS ENDED SEPTEMBER 30,
                                ---------------------------------
                                     2003                  2002
                                -----------            ----------
Core transactions               150,052,000            64,588,000
Encounters                       18,494,000            19,473,000
                                -----------            ----------
  Total transactions            168,546,000            84,061,000
                                ===========            ==========

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

         Laboratory Communication Solutions' net revenues decreased by 12% from the 2002 period. As the sluggish economy continued for the first half of 2003, we have seen a slowdown in our contract manufacturing sales and sales of our communication devices at our smaller labs and hospital labs. We expect this slowdown to continue for the remainder of 2003. Our future goals for this business include creating new opportunities with our existing customers and capitalizing on our relationships for transaction-based solutions.

         COST OF SALES. Consolidated cost of sales decreased as a percentage of net revenues to 42% for the nine months ended September 30, 2003 from 46% for the nine months ended September 30, 2002. Cost of sales classified by our reportable segments is as follows:

     (in thousands)                         NINE MONTHS ENDED SEPTEMBER 30,
                                           ---------------------------------
                                               2003                  2002
                                           -----------            ----------
Transaction Services                       $    12,327            $    6,449
Laboratory Communication Solutions               9,861                10,612
                                           -----------            ----------
                                           $    22,188            $   17,061
                                           ===========            ==========



         Cost of sales in our Transaction Services segment consists of transaction fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, revenue sharing arrangements with our business partners, third-party database licenses, and certain travel expenses. Cost of sales as a percentage of revenues decreased to 35% in the 2003 period compared to 39% in the same period last year primarily due to a change in the mix of transaction types from higher cost patient statements to lower cost claims and real-time transactions (such as eligibility verification) through the additional transactions acquired from MedUnite.

         Cost of sales in the Laboratory Communication Solutions segment includes hardware, third-party software and consumable materials. Cost of sales as a percentage of revenues increased to 55% in the 2003 period compared to 51% in the same period last year primarily due to a change in the mix from lower cost leases to higher cost contract manufacturing.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated SG&A increased for the nine months ended September 30, 2003 by $12.5 million, or 72%, to $29.8 million from consolidated SG&A of $17.3 million for the nine months ended September 30, 2002. Consolidated SG&A expenses as a percentage of consolidated revenues increased to 56% for the 2003 period compared to 47% in the same period last year. SG&A expenses classified by our reportable segments are as follows:

            (in thousands)                  NINE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------
                                                2003               2002
                                              -------            -------
Transaction Services                          $20,763            $ 8,498
Laboratory Communication Solutions              6,339              6,915
Corporate                                       2,653              1,914
                                              -------            -------
                                              $29,755            $17,327
                                              =======            =======



         SG&A expenses in Transaction Services increased 144% for the nine months September 30, 2003 over the same period last year, primarily due to the incremental expenses incurred in the operations of MedUnite, costs related to our HIPAA compliance efforts, implementation staffing and sales/marketing programs implemented since last year.

         While we expected to incur significant SG&A costs related to the MedUnite operations in the first half of 2003, we also expected to reduce them at a higher rate than we achieved during the first quarter of 2003. Despite these challenges, we exited the first quarter on an expense run rate in line with our initial expectations, and in the second quarter of 2003, we were successful in eliminating or renegotiating substantial telecommunication expenses and duplicative contact management, human resources and customer relationship management systems. As a result of these cost cutting measures, we achieved positive cash flow in our MedUnite operations in the third quarter of 2003. However, we do expect SG&A costs to increase in the fourth quarter of 2003 as the development projects related to the integration of MedUnite are moved into production resulting in a decrease in the amount of capitalized development related to our real-time and Phoenix platforms.

         SG&A expenses in our Laboratory Communications Solutions segment decreased by 8% for the nine months ended September 30, 2003 from the same period last year primarily due to cost cutting measures implemented last year. Segment SG&A expenses as a percentage of segment net revenues increased to 35% for the 2003 period compared to 33% for the same period last year due to lower revenues in the 2003 period.

         Corporate SG&A expenses increased 39% for the nine months ended September 30, 2003 compared to the same period last year primarily due to increased insurance premiums, professional fees and personnel costs.

         DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization increased by $2.3 million to $4.2 million for the nine months ended September 30, 2003 from $1.9 million for the same period last year. This increase was primarily due to $1.5 million for the amortization of intangible assets acquired in the MedUnite acquisition, which includes amortization of ProxyMed.net, our real-time network based on the technology platform acquired from MedUnite. Amortization of intangible assets related to additional capitalized software development will increase in the fourth quarter as we place the Phoenix platform into production and commence the amortization of this asset. Depreciation and amortization classified by our reportable segments is as follows:

            (in thousands)                  NINE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------
                                               2003              2002
                                              ------            ------
Transaction Services                          $3,287            $1,144
Laboratory Communication Solutions               722               601
Corporate                                        144               152
                                              ------            ------
                                              $4,153            $1,897
                                              ======            ======



         LOSS ON DISPOSAL OF ASSETS. As a result of the consolidation of the ProxyMed and MedUnite offices in Atlanta during the quarter ended March 31, 2003, we recorded $0.1 million in net losses primarily related to the disposition of certain assets owned and leased that were acquired in our acquisition of MDP Corporation in 2001. The consolidation of our Atlanta offices is expected to save us over $0.3 million on an annual basis going forward in rents and other occupancy costs.

         OPERATING INCOME (LOSS). As a result of the foregoing, consolidated operating loss for the nine months ended September 30, 2003 was $3.0 million compared to operating income of $0.7 million for the same period last year. Operating income (loss) classified by our reportable segments is as follows:

            (in thousands)                  NINE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------
                                                2003                2002
                                              -------             -------
Transaction Services                          $(1,382)            $   254
Laboratory Communication Solutions              1,168               2,515
Corporate                                      (2,807)             (2,066)
                                              -------             -------
                                              $(3,021)            $   703
                                              =======             =======


         INTEREST, NET. Consolidated net interest expense for the nine months ended September 30, 2003 was $0.6 million compared to net interest income of $0.3 million for the same period last year. This increase in expense is primarily due to interest related to our convertible debt issued to the former owners of MedUnite and the financing of certain liabilities of MedUnite during the 2003 period and lower interest income earned on a smaller investment base at lower interest rates.

         OTHER INCOME. In conjunction with our distribution and marketing agreement with PlanVista for claims re-pricing services signed in June 2003, we received a warrant to purchase up to 15% of PlanVista. At the end of September 2003, the value of this warrant increased by $4.8 million to $5.3 million. However, if the warrant is never exercised, then we will have to record an impairment charge equal to the warrant's remaining value, if any, carried on the books. At the present time, we have no intention of exercising this warrant and we will record an impairment charge in the fourth quarter of 2003.

         NET INCOME. As a result of the foregoing, consolidated net income was $1.2 million for both the nine months ended September 30, 2003 and 2002.

         DEEMED DIVIDENDS. We incurred deemed dividends of $0.6 million during the nine months ended September 30, 2002 as a result of non-cash accounting charges for the conversion of 31,650 preferred shares into 242,510 shares of common stock by our Series C preferred shareholders in 2002 pursuant to our offer to convert their shares commencing in December 2001.

         NET INCOME APPLICABLE TO COMMON SHAREHOLDERS. As a result of the foregoing, we reported net income applicable to common shareholders of $1.2 million for the nine months ended September 30, 2003 compared to $0.6 million for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

      In the nine months ended September 30, 2003, cash provided by operating activities totaled $0.5 million. During this period, we paid $5.7 million in acquisition-related costs for MedUnite; paid $3.3 million for fixed assets and capitalized software; paid $1.8 million against our notes payable and certain long term debt; and transferred $0.3 million as support for a letter of credit used to collateralize the financing of a certain liability insurance policy. These activities were principally financed through available cash resources. After these activities, we had cash and cash equivalents totaling $6.9 million as of September 30, 2003. These available funds will be used for operations, strategic acquisitions, the further development of our products and services, and other general corporate purposes. We continue to evaluate other acquisition opportunities and strategic alternatives that may add synergies to our product offerings and business strategy.

      At the current time, we do not have any material commitments for capital expenditures other than the final payment of three equal installments of approximately $0.2 million related to the licensing of software for use in our internal systems. In February 2003, we paid the second $0.2 million towards this commitment.

      At the beginning of 2003, before considering any capital spending needs at MedUnite, we anticipated spending approximately $2.6 million in capital expenditures (including the licensing fees above) plus an additional $0.6 million for various development projects scheduled to be undertaken by us in 2003. Through September 30, 2003, with assets available at MedUnite, we have been able to limit our capital spending to $1.7 million (excluding $0.4 million spent for capital expenditures at MedUnite) with approximately $0.3 million to be spent for the balance of the year on network improvements, our new accounting system and other projects. Additionally, we expected to incur significant additional development and related hardware/software costs over time related to the completion of enhancements for the real-time network platform acquired from MedUnite. Through September 30, 2003, we have spent approximately $1.2 million in capitalized software development projects related to both the development of Phoenix and PROXYMED.NET and expect to incur another $0.2 million in the remainder of 2003 to complete the Phoenix project and start on others. By the end of the year, our total capital spending (including MedUnite) is expected to be above our originally anticipated amounts.

      During the 2002 year, we consistently improved our operating results as a result of both internal and external growth, successful cross selling of our transaction services, and our ability to monitor expenses. With our additional equity financing at the end of the first quarter of 2002, we were able to consummate four acquisitions during the year, culminating with our acquisition of MedUnite at the end of the year. Unfortunately, MedUnite had incurred significant losses since its inception and was utilizing cash significantly in excess of amounts it was generating primarily due to technical and research and development activities related to its various processing platforms. As a result, at the time we acquired MedUnite, there were substantial liabilities and obligations as well as future commitments (both recorded and unrecorded at December 31, 2002) associated with the business in addition to the transaction and exit costs associated with the acquisition.

      In an effort to immediately curtail and reduce the expenditure levels, MedUnite's senior management team was terminated along with approximately 20% of the general workforce and in February 2003, we moved our Atlanta facility into MedUnite's Norcross facility. While we did not achieve the expected reductions in MedUnite's costs early in the first quarter, we did exit the first quarter on an expense run rate in line with our expectations. Furthermore, during the second and third quarters of 2003, we continued our expense reductions by successfully eliminating or renegotiating substantial telecommunication expenses and eliminating duplicative contact management, human resources and customer relationship management systems. Additionally, in April 2003, we terminated our San Diego facility lease effective July 1, 2003 in return for a $0.8 million letter of credit held by the current landlord and furniture at that facility.

      By June 30, 2003, we had paid all of the significant transaction and exit costs associated with the MedUnite acquisition. All remaining costs are expected to be paid by the end of 2003. As a result of our negotiations, the original $8.3 million in transaction and exit costs will ultimately be settled for approximately $6.8 million, representing a savings of $1.5 million.

      Additionally, other MedUnite contractual obligations have been cancelled or renegotiated with the respective vendors. We have entered into financing agreements with certain major vendors as a means of settling liabilities that existed at December 31, 2002, and to date have financed $3.4 million of liabilities to one vendor; $2.0 million in net liabilities to a former owner of MedUnite; and $0.4 million for a required insurance policy as part of the acquisition. Between these financing agreements, existing capital leases, and the convertible notes issued in the acquisition, we will incur significant interest expense charges in 2003. With our continued efforts during the third quarter of 2003, we were able to drive positive cash flow in this business earlier than expected.

      With our distribution and marketing agreement with PlanVista for our new claims re-pricing services, we were granted a warrant to purchase 15% of the number of outstanding shares of PlanVista common stock on a fully-diluted basis as of the time of exercise for $1.95 per share. If exercised for cash, this would currently amount to approximately $13.3 million. Alternatively, we have the option of exercising the warrant in exchange for our common stock in which case we would be required to pursue an acquisition of PlanVista according to the terms of the warrant. If the warrant is never exercised, we will have to record an impairment charge for the then carrying value of the warrant. At the present time, we have no intention of exercising this warrant and we will record an impairment charge in the fourth quarter of 2003.

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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions but we believe that any variation in results would not have a material effect on our financial condition. We evaluate our estimates on an ongoing basis.

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

      GOODWILL - We adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Under SFAS No. 142, goodwill is reviewed at least annually for impairment. This adoption resulted in the reduction of approximately $.8 million of amortization relating to its existing goodwill each quarter, which would have otherwise been recorded through the first quarter of 2004. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a "fair value" methodology versus an undiscounted cash flow method required under previous accounting rules. In accordance with its adoption of FAS No. 142, we completed its initial impairment test of goodwill during the first quarter of 2002 and our annual test at December 31, 2002 utilizing various valuation techniques including a market value analysis. No impairment charges were recorded as a result of these tests.

      CAPITALIZED SOFTWARE DEVELOPMENT AND RESEARCH AND DEVELOPMENT - Costs incurred internally and fees paid to outside contractors and consultants during the application development stage of our internally used software products are capitalized. Costs of upgrades and major enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades are expensed as incurred. All other costs are expensed as incurred as research and development expenses (which are included in "Selling, General and Administrative Expenses"). Application development stage costs generally include software configuration, coding, installation to hardware and testing. Once the project is completed, capitalized costs are amortized over their remaining estimated economic life. Our judgment is used in determining whether costs meet the criteria for immediate expense or capitalization. We periodically review projected cash flows and other criteria in assessing the impairment of any internal-use capitalized software and take impairment charges as needed.

      EQUITY TRANSACTIONS - Over the past two years, we have engaged in various equity transactions. These transactions were aimed initially at providing capital to continue to operate and grow our business and later at simplifying our capital structure. These transactions are complex and require the application of various accounting rules and standards that have resulted in significant cash and non-cash charges reflected primarily as deemed dividend charges included in our net loss applicable to common shareholders. Additionally, the valuation of the PlanVista warrant is based on a series of assumptions that are used in a complex financial model. Any change in these assumptions may have a material effect on the valuation of the warrant, which may affect our reported operating results.

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

      In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments; (2) obligations to repurchase the issuer s equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a freestanding financial instrument as a financial instrument that (1) is entered into separately and apart from any of the entity's other financial instruments or equity transactions; or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately. For all other instruments of public companies, SFAS No. 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS No. 150 by reporting the cumulative effect of a change in an accounting principle. SFAS No. 150 prohibits entities from restating financial statements for earlier years presented. We do not expect the adoption of SFAS No. 150 to have a material impact on our financial statements.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report may contain information that includes or is based upon FORWARD-LOOKING STATEMENTS within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements present our expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning. In particular, these include statements relating to: our ability to identify suitable acquisition candidates; our successful integration of MedUnite and any other future acquisitions; our ability to successfully develop, market, sell, cross-sell, install and upgrade our clinical and financial transaction services and applications to new and current physicians, payers, medical laboratories and pharmacies; our ability to compete effectively on price and support services; our ability to increase revenues and revenue opportunities; and our ability to meet expectations regarding future capital needs and the availability of credit and other financing sources. Actual results may differ significantly from projected results due to a number of factors, including, but not limited to, the soundness of our business strategies relative to perceived market opportunities; our assessment of the healthcare industry's need, desire and ability to become technology efficient; market acceptance of our products and services; and our ability and that of our business associates to comply with various government rules regarding healthcare information and patient privacy. These and other risk factors are more fully discussed starting on page 15 in our Form 10-K for the year ended December 31, 2002, which we strongly urge you to read. We expressly disclaim any intent or obligation to update any forward-looking statements.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risks in the value of our PlanVista Corporation warrant from changes in the fair market value of the underlying common stock. Our ability to limit our exposure to market risk is restricted as a result of our inability to control the market value of the underlying common stock of the warrant.

      We derive no revenues from international operations and do not believe that we are exposed to material risks related to foreign currency exchange rates.


ITEM 4. CONTROLS AND PROCEDURES

      As of September 30, 2003, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there was no reasonably apparent deficiency in the Company's disclosure controls and procedures such that the controls and procedures should not be expected to operate effectively. The Company is not aware of any significant changes in the Company's internal control over financial reporting or other factors that could significantly affect the Company's internal control over financial reporting subsequent to the date of the most recent evaluation of the Company's internal control over financial reporting by the Company.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

    - 3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

    - 3.2 Bylaws, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

    - 3.3 Articles of Amendment to Articles of Incorporation dated July 25, 2001 (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated August 17,
                  2001).

    - 3.4 Articles of Amendment to Articles of Incorporation dated August 21, 2001 (incorporated by reference to Exhibit 2.2 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).

    - 3.5 Articles of Amendment to Articles of Incorporation of ProxyMed, Inc. dated December 21, 2001 (incorporated by reference to Exhibit 3.1 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).

    - 4.1 Form of Warrant to Purchase Common Stock of ProxyMed dated December 23, 1999, issued to certain investors (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated December 23, 1999).

    - 4.2 Registration Rights Agreement by and among ProxyMed and the investors named therein dated as of December 23, 1999 (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 000-22052, reporting an event dated December 23, 1999).

    - 4.3 Form of Exchanged Warrant to Purchase Common Stock of ProxyMed dated May 4, 2000, issued to certain investors (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).

    - 4.4 Form of New Warrant to Purchase Common Stock of ProxyMed dated May 4, 2000, issued to certain investors (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).

    - 4.5 Registration Rights Agreement by and among ProxyMed and the investors named therein dated as of May 4, 2000 (incorporated by reference to Exhibit 4.3 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).

    - 4.6 Registration Rights Agreement between ProxyMed and Fisher Capital Ltd. and Wingate Capital Ltd. dated as of April 24, 2001 (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated April 24, 2001).

    - 4.7 Registration Rights Agreement between ProxyMed and Royal Bank of Canada and Leonardo, L.P. dated as of April 24, 2001 (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 000-22052, reporting an event dated April 24, 2001).

    - 4.8 Warrant to purchase up to 200,000 shares of common stock of ProxyMed, Inc. dated July 3, 2003 issued to First Data Corporation.

    - 4.9 Form of Warrant to purchase an aggregate of up to 243,882 shares of common stock of ProxyMed, Inc. dated July 8, 2003 issued to four entities affiliated with General Atlantic Partners.

    - 10.1 Employment Agreement between ProxyMed and Thomas C. Wohlford, III dated May 13, 2003.

    - 10.2 Warrant to purchase shares of common stock of PlanVista Corporation dated June 10, 2003 issued to ProxyMed, Inc.

    - 31.1 Certification of Chief Executive Officer pursuant Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    - 31.2 Certification of Chief Financial Officer pursuant Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    - 32.1        Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    - 32.2        Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)   Reports on Form 8-K:

           - October 27, 2003 - Pursuant to Regulation FD, the Company reported in Item 9 on the Company's third quarter 2003 teleconference call held on October 27, 2003, including transcript thereon and press release dated October 28, 2003.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PROXYMED, INC.

Date: NOVEMBER 14, 2003                By:  /s/ MICHAEL K. HOOVER
      -----------------                     --------------------------------
                                                 Michael K. Hoover
                                                 Chief Executive Officer


Date: NOVEMBER 14, 2003                By:  /s/ JUDSON E. SCHMID
      -----------------                     --------------------------------
                                                  Judson E. Schmid
                                                  Chief Financial Officer