Form 10-K
period 2003-12-31
PROXYMED INC /FT LAUDERDALE/
filed 2004-03-30
CIK 906337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

          ☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
or

          ☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-22052

PROXYMED, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0202059

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1854 Shackleford Court, Suite 200, Atlanta, Georgia	30093

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770)-806-9918

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐ No

     Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [X] Yes [ ] No

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed using $12.91 per share, the closing price of the registrant’s common stock on the Nasdaq National Market as of the last business day of the registrant’s most recently completed second fiscal quarter, was $54,511,031.

     As of March 26, 2004, 12,624,626 shares of the registrant’s common stock were issued and outstanding.

     Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on or about June 2, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. OUR BUSINESS

     ProxyMed, Inc., incorporated in Florida in 1989, is an electronic healthcare transaction processing services company providing connectivity services and related value-added products to physician offices, payers, medical laboratories, pharmacies and other healthcare institutions. We maintain an open electronic network for electronic transactions with no equity ownership in businesses engaged in the front-end (i.e., physician practice management software system vendors and other physician desk top vendors) or in the back-end (i.e., payers, laboratories and pharmacies). Our business strategy is to leverage our leadership position in connectivity services in order to establish ProxyMed as the premier provider of automated financial, clinical and administrative transaction services primarily between small physician offices (offices with one to nine physicians) and payers, clinical laboratories and pharmacies. With our neutral position, we believe that we can better attract both front-end and back-end partners who may be more comfortable doing business with a non-competitive partner.

     Our electronic transaction processing services support a broad range of financial, clinical, and administrative transactions. To facilitate these services, we operate Phoenix™, our secure, proprietary national electronic information network, which provides physicians and other healthcare providers with direct connectivity to one of the industry’s largest list of payers, the industry’s largest list of chain and independent pharmacies and the largest list of clinical laboratories. Our corporate headquarters is located in Atlanta, Georgia, and our products and services are provided from various operational facilities located throughout the United States. We also operate our clinical computer network and portions of our financial and real-time production computer networks from a secure, third-party co-location site also located in Atlanta, Georgia. All of our revenues are generated domestically.

     According to the Centers for Medicare and Medicaid Services, the healthcare industry has grown from $1.4 trillion in 2001 to $1.6 trillion in 2002, with physician services comprising 21% of this amount. Healthcare accounts for 14.9% of the U.S. Gross National Product. As one of the most transaction-oriented industries in the country, analysts report that healthcare generates over 35 billion financial and clinical transactions each year, including new prescription orders, refill authorizations, laboratory orders and results, medical insurance claims, insurance eligibility inquiries, encounter notifications, and referral requests and authorizations. Current healthcare information technology spending has been projected at $41.6 billion for 2004, and is predicted to continue growing steadily at 7% annually through 2006. Even with healthcare information technology spending at these levels, we believe that the healthcare industry’s use of technology lags behind many other transaction-intensive industries, with the vast majority of these healthcare transactions being performed manually and on paper.

     For physician offices, payers, laboratories and pharmacies to meet the financial, clinical and administrative demands of an evolving managed care system, we believe that participants in the healthcare system will need to process many of these types of transactions electronically. In fact, under legislation named the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) (see Healthcare and Privacy Related Legislation below), eight major transaction types, including claims, eligibility inquiries and claims status inquiries are generally required to be conducted electronically. Because of the number of participants, the challenges of meeting HIPAA requirements and the complexity of establishing reliable and secure communication networks, the healthcare industry needs companies such as ProxyMed with its secure, proprietary systems to facilitate the processing of these transactions, its extensive connectivity to back-end healthcare institutions, and its ability to market to the underserved niche of small physician office practices.

Acquisition of PlanVista

     On December 5, 2003, we entered into a definitive agreement to acquire all of the outstanding capital stock of PlanVista Corporation (“PlanVista”), a publicly-held company with locations in Tampa, Florida and Middletown, New York for 3,600,000 shares of our common stock. PlanVista provides medical cost containment and business process outsourcing solutions, including claims repricing services, for the medical insurance and managed care industries, as well as services for healthcare providers, including individual providers, preferred provider organizations and other provider groups. We raised $24.1 million by selling 1,691,229 shares of our common stock at $14.25 per share in a private equity transaction with various entities affiliated with General Atlantic Partners and Commonwealth Associates to pay off certain debts of PlanVista and other obligations as a result of the acquisition. The acquisition enables us to enter into a new line of business, provide new end-to-end services, increase sales opportunities with payers, strengthen business ties with certain customers, expand technological capabilities, reduce operating costs and enhance our public profile. During the second quarter of 2003, we entered into a joint marketing and distribution agreement with PlanVista, pursuant to which PlanVista had access to our significant payer customers for purposes of marketing PlanVista’s services.

     On March 1, 2004, shareholders of both companies approved the merger, and on March 2, 2004, we acquired all of the outstanding stock of PlanVista. As a result, each outstanding share of PlanVista common stock, par value $.01 per share, was converted into the right to receive 0.08271 shares of our common stock. Additionally, each outstanding share of PlanVista series C preferred stock, par value $.01 per share, was converted into the right to receive 51.5292 shares of our common stock. Following consummation of the transaction, PlanVista’s common stock was delisted from the Over the Counter Bulletin Board. We also provided the funds necessary to satisfy $27.4 million of PlanVista’s debt and other obligations outstanding as of the effective time of the merger through the use of available cash, a draw on our line of credit and cash raised through the private placement.

     In connection with the merger, our shareholders approved (1) an amendment to our articles of incorporation to increase the total number of authorized shares of our common stock from 13,333,333 1/3 shares to 30,000,000 shares; (2) the issuance of 1,691,229 shares of our common stock at $14.25 per share in a private equity offering valued at $24.1 million; (3) the issuance of 3,600,000 shares of our common stock to PlanVista stockholders in connection with the merger; and (4) an amendment to our 2002 Stock Option Plan to increase the total number of shares available for issuance under such plan from 600,000 to 1,350,000. Additionally, one director of PlanVista was appointed to our board of directors.

     As noted above, upon completion of the merger, each share of PlanVista’s outstanding common stock was cancelled and converted into the right to receive 0.08271 of a share of our common stock and each holder of PlanVista series C preferred stock received 51.5292 shares of our common stock in exchange for each share of PlanVista series C preferred stock, collectively representing approximately 23% of our common stock on a fully converted basis, and the holders of our outstanding stock, options and warrants retained approximately 77% of the Company.

     PlanVista will be operated as our wholly-owned subsidiary and its operations will be included in our Transaction Services segment. All officers and employees of PlanVista, with the exception of the PlanVista’s Chief Financial Officer, were offered continued employment with us.

     Additionally, certain officers, directors and employees of PlanVista were granted options to purchase an aggregate of 200,000 shares of our common stock at $17.74 per share. Of these options, 173,120 will vest two-thirds on the first anniversary date of the grant and one-third on the third anniversary date of the grant. The balance of 26,880 options were granted to PlanVista’s former chief financial officer in connection with a consulting arrangement with him. Fifty percent of these options vested immediately upon the change of control and 25% will each vest after three and six months.

Acquisition of MedUnite

     On December 31, 2002, we acquired all of the outstanding stock of MedUnite, Inc. (“MedUnite”) for $10.0 million in cash, $13.4 million in 4% convertible promissory notes, and $6.7 million in transaction and exit related costs (originally estimated at $8.3 million). Interest on the convertible notes is payable in cash on a quarterly basis. The convertible promissory notes (now currently payable at a maturity value of $13.1 million after a claim setoff against the escrow in December 2003) are payable in full on December 31, 2008 and are convertible into an aggregate of 716,968 shares (originally 731,322 shares before the claim setoff) of our common stock if the founders of MedUnite achieve certain revenue-based triggers over the next three and one-half year period. The shares of our common stock issuable upon conversion of the convertible notes will be registered by us promptly after a conversion trigger event. The first conversion trigger event was met during the fourth quarter of 2003.

     MedUnite was founded in June 2000 by seven of the nation’s leading health insurers —Aetna, Anthem, CIGNA, Health Net, Inc., Oxford Health Plans, PacifiCare Health Systems, and Wellpoint Health Network — and its technology includes one of the industry’s largest Internet-based real time transaction networks, in addition to electronic data interchange (“EDI”) based processes. At the time of our acquisition exiting 2002, MedUnite’s legacy claims platform, which was acquired from NDCHealth Corporation (“NDCHealth”) in 2001, was annually processing over 85 million transactions with approximately 4.7 million real-time transactions processed by MedUnite’s new state-of-the-art platform. The acquisition of MedUnite added an additional 30,000 physicians to our network and provided unique opportunities for cross-selling products and services to our existing and new customer base. During 2003, we began the integration of MedUnite’s operations into ours and, by the end of the 2003 year, were successful in creating one Transaction Services business.

     Our acquisition of MedUnite resulted in an organization serving 140,000 physicians and other healthcare providers and processing over 200 million healthcare transactions processed annually, making us the nation’s second largest physician-based transaction processing company, second only to WebMD Corporation. In addition, in conjunction with the acquisition of MedUnite, we formed a strategic relationship with NDCHealth, MedUnite’s 8th shareholder, for processing claims and real-time transactions and now as a result we have potential access to over 100,000 physicians that utilize NDCHealth’s various practice management systems.

* * *

     Our corporate offices are now located at 1854 Shackleford Court, Suite 200, Atlanta, Georgia, and our telephone number is 770-806-9918.

     As used in this report, unless the context requires otherwise, “we”, “us”, “our”, “ProxyMed” or the “Company”, means ProxyMed, Inc. and its consolidated subsidiaries. Italicized terms in this document indicate trademarks or other protected intellectual property that we own or license.

Overview of ProxyMed. Where Healthcare Connects™

     Our mission statement is as follows: “ProxyMed solves the business problems of healthcare providers every day by automating their financial, administrative and clinical transactions with their healthcare institution partners. We exceed customer expectations through our expertise, proven methodologies and dedication to service excellence.”

     Our focus is connecting small physician offices with their contracted financial and clinical partners so that they can conduct transactions electronically. We are organized into two business segments: Transaction Services (formerly known as Electronic Healthcare Transaction Processing) and Laboratory Communication Solutions. Transaction Services includes transaction and value-added services principally between physician offices and insurance companies (Payer Services), physician offices and pharmacies/pharmacy benefit managers (Prescription Services), and cost containment and business process outsourcing solutions for insurance companies offered through our recently completed acquisition of PlanVista on March 2, 2004 (Medical Cost Containment Services); and Laboratory Communication Solutions includes the sale, lease and service of communication devices principally to laboratories and the contract manufacturing of printed circuit boards and other value-added services (Laboratory Services).

     Since the beginning of 2001, our focus has been to double the number of physicians and other healthcare providers we serve as well as to increase the utilization of our transaction-based services among them over the following five years. Our success is largely dependent upon our ability to cross-sell our services across our provider base; to offer new transactions and services as they become available; and to achieve economies of scale in our operations resulting from the consolidation of our operation centers, including production and financial systems, from our various acquisitions.

     We believe that we are well positioned today in each of our business units. With our completed acquisition of MedUnite on December 31, 2002, we believe that we are the second largest medical claims clearinghouse for physician offices, the largest provider of intelligent laboratory results reporting devices, and the largest provider of retail pharmacy-to-physician connectivity. In 2003, we processed approximately 226.6 million electronic transactions among physician offices, payers, laboratories and pharmacies compared to 114.2 million electronic transactions in 2002. We leverage the connectivity of our back-end transaction network, Phoenix™, and continue to add partners by developing new value-added products and services, by adding additional payer transaction types such as improved eligibility and claim status reports, and by expanding our Internet-based transaction offerings such as claims, lab results reporting and prescription refills through our Internet portal, ProxyMed.net. We are an attractive, neutral partner to front-end electronic healthcare companies who are focused on physician office services, as we remain the only national and independent transaction center that does not compete with them for the physician’s desktop and that can connect their physician offices on the back-end to carry on electronic transactions between them and their payers, laboratories and pharmacies. Financial information relating to the Company’s segments, including revenue, segment operating margin and assets attributable to each segment for each of the fiscal years ending 2001, 2002 and 2003 is presented in Note 4 of the Notes to Consolidated Financial Statements in Item 8 — Financial Statements and Supplementary Data.

Our business is driven by the healthcare community’s need to process information more efficiently

     With more than 35 billion financial and clinical transactions being generated each year, the major driver of our business is the increasing number of physicians who wish to adopt secure electronic solutions that improve the quality of their patient care while reducing costs and administration time. We believe that it is just a matter of time before the majority of physicians, payers, laboratories and pharmacies embrace the electronic transmission and processing of virtually all of a patient’s clinical and financial transactions. Our efforts concentrate on the innovative design of our products and services that make these electronic transactions easy to use, fast, reliable and secure. Phoenix™, our secure, proprietary national healthcare information network, is the key enabler that makes this possible. We are a leader in providing these back-end connections and offer a host of transaction services to smaller physician offices which we believe reduce costs by increasing efficiency, reducing payment cycle time, and enabling physicians to make more informed decisions at the point of care.

Connectivity and physician relationships are key strengths

     Our advantage lies in two critical areas. First, we offer the industry’s broadest range of financial, clinical and administrative connectivity available from a single company. Our existing connectivity to payers positions us as the second largest medical claims clearinghouse in the industry with 94% of our annual transaction volume sent directly to the designated payer rather than being routed through other transaction centers. In addition, we are the largest provider of intelligent laboratory results reporting devices and the largest provider of retail pharmacy connectivity. Our electronic transaction processing services support a broad range of financial transactions (such as claims, patient statements, claims status reports, eligibility verification, explanations of benefits (EOB) and electronic remittance advices); clinical transactions (such as laboratory results, new prescription orders and prescription refills); and administrative transactions (such as referrals and pre-certifications). These connections allow information to reliably move back and forth from the physician’s office to the appropriate healthcare institution (payer, laboratory and pharmacy) facilitating diagnosis, treatment and payment.

     Our second advantage is our extensive physician relationships. Following our acquisition of MedUnite, we have almost 140,000 physicians directly or indirectly using at least one of our existing solutions. To reach these direct and partnered physicians, we have licensing and connectivity agreements with many national and regional companies, such as practice management system vendors, billing services, and electronic healthcare companies, and with physician offices directly. These relationships offer us an opportunity to cross-sell our products and services to our existing physician office customer base.

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

Current Products and Services

     We offer a variety of financial and clinical electronic processing services through our suite of Windows®-based1 products, through our Internet portal, ProxyMed.net and through various direct network connection programs. Each of these entry points connects physician offices to our network and then routes transactions to their contracted payer, laboratory and pharmacy partners.

     Claims submission and reporting, insurance eligibility verification, claims status inquiries, referral management, laboratory test results reporting and prescription refills are all available today through ProxyMed.net. We continue to expand our offerings through ProxyMed.net to include new financial and clinical transactions such as claims response management, electronic remittance advices, encounters and new prescriptions. All of our existing web-based applications can be private-labeled and are being marketed through our channel partners to increase distribution opportunities. Our recently completed acquisition of PlanVista also adds a suite of cost containment and business process outsourcing solutions to our payer customers.

[1]	Windows is a registered trademark of Microsoft Corporation.

     Payer Services

     Over the course of 2003 ProxyMed completed the integration of MedUnite’s products and services into ProxyMed’s existing suite of products. This combination has resulted in a broad suite of products that fit the transaction processing and connectivity needs of all physician offices, regardless of the technology that they use. This suite of products covers platforms as old as DOS but also includes solutions for those that have the latest in Internet platforms.

     We offer several Windows and Unix based desktop products, including claims submission through ProxyClaim and claims tracking through our ProxyTracker product. We also offer Statlink, that can be used to submit claims, eligibility and claims status. We also offer a non-computer based solution in our point-of-service terminal that allows for a low cost, stand-alone solution for electronic eligibility verification, patient statement processing, paper claims printing and Explanation of Benefits (EOB) scanning.

     For physicians who prefer to use Internet based services ProxyMed had developed and had been operating our provider transaction services web portal, ProxyMed.com, for over three years. With our acquisition of MedUnite and its MedUnite.net web portal, we started the 2003 year operating two provider web portals. However, in July 2003, we launched a consolidated new portal, ProxyMed.net, that integrated the MedUnite.net individual application services with the ProxyMed.com menu system, user access management, enrollment and other infrastructure components. By the end of 2003, the majority of transactions and customers had been migrated from ProxyMed.com and MedUnite.net to the new portal. ProxyMed.net’s available web-based financial and administrative transactions now include claims submission and reporting, eligibility verification, claims status inquiries, referral management and pre-certifications.

     In addition to working directly with physician offices, ProxyMed offers software developers, large customers and partners an Application Programming Interface (API) to connect to the ProxyMed real-time transaction platform and directly submit XML or X12 based transactions. This service is sold as ProxyMed’s business-to-business (“B2B”) offering. The platform which supported the B2B offering was based on MedUnite’s proprietary XML transaction format. The platform and the API as implemented were not HIPAA-compliant and MedUnite had an ongoing project to bring the platform and API to HIPAA-compliance. We completed this project in mid 2003 and all transaction types are HIPAA compliant.

     In addition to remediating the physician side of our connectivity services to be HIPAA compliant. ProxyMed also updated all payer side connectivity platforms to be HIPAA compliant. This project was completed in 2003. The parallel effort to work with each connected payer to remediate its connection for HIPAA-compliance is continuing in 2004. We anticipate completion of this project by mid-year.

     Prescription Services

     In our Prescription Services business unit, we offer both new prescription ordering and refill management through our PreScribe® family of products. There are currently over 1,200 physician clients using PreScribe®. PreScribe® and Phoenix™ support the largest and oldest electronic and fax gateway infrastructure with connectivity to over 30,000 pharmacies nationwide. We also offer a private-label version of our web-based refill prescription application.

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

     Medical Cost Containment Services

     Through our recently completed acquisition of PlanVista on March 2, 2004, we now provide medical cost containment and business process outsourcing solutions for the medical insurance and managed care industries through our operating subsidiary, PlanVista. PlanVista’s customers include healthcare payers such as self-insured employers, medical insurance carriers, third party administrators, health maintenance organizations, sometimes referred to as HMOs, and other entities that pay claims on behalf of health plans. PlanVista also provides network and data management business process outsourcing services for health care providers, including individual providers, preferred provider organizations, sometimes referred to as PPOs, and other provider groups.

     PlanVista provides healthcare payers with access to its preferred provider network, known as the National Preferred Provider Network, which offers payers discounts on participating provider medical services. The National Preferred Provider Network is a “network of networks,” comprised of more than 30 local PPO networks and independent physician associations with which PlanVista contracts, as well as directly contracted independent physicians in some cases. PlanVista’s National Preferred Provider Network includes approximately 400,000 physicians, 4,000 acute care hospitals, and 55,000 ancillary care providers. In addition to offering payers in-network discounts, PlanVista has added medical bill review and negotiation through key strategic alliances. PlanVista’s cost containment customers also benefit from its advanced claims repricing and network and data management services.

     PlanVista has leveraged its leading edge technology and management expertise to offer its clients network and data management outsourcing services that are independent of the National Preferred Provider Network access business. In late 2001, PlanVista launched its PayerServ business, which helps payers manage all of their network relationships, whether or not the payers also access the National Preferred Provider Network. PlanServ, the other business initiative PlanVista implemented in late 2001, provides claims repricing and network and data management services that help PPOs support all of their payer relationships, not simply payer relationships that they maintain through the National Preferred Provider Network.

     Business Strategy - We plan to grow operating revenue and profits by increasing the market share of PlanVista’s medical cost containment business, building its existing network and data management business process outsourcing businesses, introducing new medical cost management solutions for its customers and accessing our significant payer customers. PlanVista’s strategy to date has been to market its established National Preferred Provider Network brand as a leading national preferred provider network and to provide a broad array of technology-based business process outsourcing services to existing and new customers. This strategy is designed to help customers maximize their total savings on medical claims and administration through PlanVista’s advanced network and administrative capabilities.

     Focused Penetration of Payer Market — We believe that we can increase PlanVista’s market share by marketing its claims repricing technology, its ability to capture discounts on a large percentage of claims due to the size of its National Preferred Provider Network, and the attractiveness to payer customers of its percentage of savings revenue model. PlanVista also cross-sells its PayerServ products to its existing National Preferred Provider Network access customers. Additionally, because PlanVista’s National Preferred Provider Network is a network comprised in part of a number of regional PPOs, we believe that PlanVista’s ability to market its products to PPOs is enhanced because, in operating the National Preferred Provider Network, PlanVista has gained experience in managing the back office, automation, and technology challenges that most PPOs face.

     Emphasis on Superior Technology - We intend to continue differentiating PlanVista as a technology leader by using its electronic claims repricing technology to increase its customer base. In June 2003, PlanVista completed the migration of all its clients to its “MedEngine” repricing system on the Oracle Database, thereby updating its technology-enabled services to further improve speed and accuracy and achieve greater operational efficiencies and enhanced claim data integrity. This technology update took place over the course of two years and represented a significant achievement for PlanVista, allowing it to handle the most demanding claim repricing tasks.

     The latest version of PlanVista’s Internet claims repricing system, ClaimPassXL® v3.5, allows PlanVista to shift claims repricing submissions from paper or fax to the Internet, which reduces its claims processing costs from between $0.75 and $0.80 per claim to $0.15 per claim, and reduces turnaround times from three business days to real-time for most claims. We believe that faster turnaround of claims repricing will become more important to payers as state insurance regulators increase their scrutiny of claims payment turnaround times. Since the March 2001 release of ClaimPassXL® v3.0, the predecessor to ClaimPassXL® v3.5, PlanVista’s volume of Internet repriced claims has increased steadily.

     National Preferred Provider Network - The National Preferred Provider Network is comprised of PPOs, independent physician associations, and individually contracted providers that offer discounts on medical services. These providers and provider groups participate in the National Preferred Provider Network to increase patient flow and benefit from the National Preferred Provider Network’s prompt, efficient claims repricing services. Healthcare payers access the National Preferred Provider Network to benefit from the discounts offered by participating providers. The size of the National Preferred Provider Network and the level of National Preferred Provider Network discounts provide PlanVista’s payer customers with significant reductions in medical claims costs.

     The National Preferred Provider Network access agreements generally require PlanVista’s customers to pay PlanVista a percentage of the cost savings generated by the National Preferred Provider Network discounts. In the medical cost containment industry, this payment arrangement is called a “percentage of savings” revenue model. A typical percentage of savings customer maintains arrangements with more than one PPO network. Most of these payer customers utilize the National Preferred Provider Network as an additional network to contain costs when a covered person obtains medical services from a provider outside of the payer’s primary PPO network. When PlanVista receives a provider bill for medical services that are covered by the National Preferred Provider Network discount arrangements, PlanVista electronically reviews the bill and reprices it to conform to the negotiated discounted rate, which is typically lower than the invoiced amount. PlanVista charges payers an average of 18.0% of the savings that the payer realizes from the discount. PlanVista derives the balance of its National Preferred Provider Network operating revenue from payer customers that pay a flat fee per month based on the number of enrolled members. These customers generally access the National Preferred Provider Network as their primary PPO network.

     PlanVista’s contracts with PPO participants and other participating providers generally have renewable terms ranging from one to two years, but in most cases are terminable by either party without cause on 90 days’ notice. The termination of any PPO contracts would render PlanVista unable to provide customers with access to the PPO’s provider discounts, and therefore would eliminate PlanVista’s ability to reprice claims and derive operating revenue accordingly. More than 80.0% of PlanVista’s participating providers have been part of the National Preferred Provider Network for more than three years, with some relationships spanning more than nine years since the beginning of the National Preferred Provider Network’s inception in 1994. Since the majority of the provider arrangements are through other networks, PlanVista depends on its contracted networks to maintain provider relationships and ensure provider compliance with the terms of the network arrangements.

     Electronic Claims Repricing - In connection with its National Preferred Provider Network access business, PlanVista provides electronic claims repricing services that benefit both its payer clients and its participating providers. A participating provider submits a claim at the full, undiscounted provider rate. The provider sends the claim directly to PlanVista or to the payer, which then forwards the bill to PlanVista. Because there are a wide variety of provider systems for submitting claims, PlanVista accepts claims by traditional methods such as mail and fax, as well as through the Internet and by electronic data interchange. PlanVista converts paper and faxed claims to an electronic format, and then electronically reprices the claims by calculating the reduced price based on its National Preferred Provider Network’s negotiated discount. PlanVista returns the repriced claims file to the payer electronically, in most cases within three business days.

     PlanVista’s ClaimPassXL® Internet and electronic data interchange services speed the claims repricing process for its customers. By logging onto PlanVista’s ClaimPassXL® Internet site, a payer can input claims information directly into PlanVista’s claims system. PlanVista electronically reprices the claim and delivers the repriced claim information to the payer customer through the Internet. PlanVista’s electronic data interchange (sometimes referred to as “EDI”), system provides an alternative way for customers to simplify the claims repricing process. EDI customers do not have to key claims information into PlanVista’s Internet site. Instead, PlanVista’s EDI system interfaces directly with the payer’s claims file configuration, which allows the payer to send PlanVista its claims file in its existing electronic format. After PlanVista electronically reprices the claims, PlanVista sends the customer an electronic file of claims information that the payer can incorporate into its claims database automatically.

     Although PlanVista does not charge its network access customers a separate fee for claims repricing, PlanVista believes that its advanced repricing system provides significant benefits that make PlanVista’s network access services more attractive to payers. It is time consuming and expensive for a payer to load PPO rates and demographic information into its claims system and to create a system that accepts the various forms in which claims information is submitted. PlanVista offers a turnkey solution that requires only a limited number of payer personnel. PlanVista can reduce claims turnaround times and provide efficient claims transmission options. PlanVista’s system also can reduce lost claims, reduce the number of undiscounted claims, support high claim volume customers, and improve accuracy over manually processed claims. PlanVista’s customers are also relieved of some of the burden of complying with the Health Insurance Portability and Accountability Act, sometimes referred to as HIPAA, which imposes privacy and data configuration requirements that apply to claims repricing. PlanVista believes that its claims processing procedures are in material compliance with current HIPAA requirements and will be compliant with future requirements. Providers also benefit from PlanVista’s streamlined claims system, which helps increase the speed with which they get paid and the accuracy of the claims payments.

     Network and Data Management — PlanVista uses its information system capabilities to provide network and data management services for the payers that access the National Preferred Provider Network. For some network access payers, PlanVista acts as the payer’s mailroom for receipt of all provider claims, converting payer and fax claims to an electronic format, identifying the correct network fee schedule applicable to each claim, and electronically repricing the claim accordingly. PlanVista prepares detailed reports regarding repricing turnaround times and the savings that each payer realizes, itemized by the total number of claims incurred, the number of claims discounted, and the average discount. Payers can use this information to help design health plans that effectively control costs, enhance member benefits, and yield a more favorable loss ratio, which is the ratio of paid medical claims compared to collected premiums. As a provider of data management services, PlanVista maintains provider demographics and fee schedules and updates provider directories. PlanVista integrates several components of certain licensed reporting software to provide both payer clients and participating PPOs with quick access to claims data, allowing them to produce a variety of analytical reports. PlanVista generally does not charge its National Preferred Provider Network access customers any additional fee for its standard network and data management services.

     Bill Review and Negotiation - In April 2002, PlanVista began offering optional medical bill review and negotiation services to its payer clients. Many of PlanVista’s percentage of savings clients send PlanVista all claims that fall outside their primary PPO network arrangements. Traditionally, PlanVista identified and repriced the claims that were subject to the National Preferred Provider Network discount arrangements and returned the non-National Preferred Provider Network claims to the payer without applying any discount. PlanVista now offers payer customers the opportunity to realize cost savings on these out-of-network claims through PlanVista’s affiliations with bill review and negotiation companies. PlanVista can electronically transmit non-National Preferred Provider Network claims to experienced professionals at the contracted bill review and negotiation companies. These professionals use proprietary medical software to analyze each claim to detect any incorrect charges or billing irregularities. Once that phase of the analysis is completed, the detailed charges are compared to a proprietary database to determine the competitiveness of the charges in the provider’s geographic area. The bill negotiator then contacts the provider to discuss PlanVista’s findings, and in many cases is able to reduce the claim amount. The reviewer obtains signed agreements from each provider to prevent the provider from later contesting the reduction or billing the patient for the balance. The bill review and negotiation vendor then returns the electronic file to PlanVista, and PlanVista forwards it to the payer along with the payer’s other repriced claims. Payers pay PlanVista a percentage of the savings that are generated by the bill review and negotiation service.

     Advance Funding - In 2002, PlanVista launched a program to provide advance funding services for payers and providers. Through an arrangement with established advance funding companies, PlanVista offers participating providers the opportunity to receive claim payments in advance of the due date. In exchange, the providers agree to accept a discount of the original billed amount. This service provides both a reduction in claim costs for payers and rapid payment for providers.

     Business Process Outsourcing - PlanVista traditionally provided claims repricing and network management services only with respect to claims that its National Preferred Provider Network participating providers submitted to one of PlanVista’s network access payer customers. Through its network and data management business process outsourcing business, PlanVista has expanded its scope to offer payers and providers services that are independent of PlanVista’s network access business.

     PayerServ - Healthcare payers typically contract with more than one PPO network. While historically most payers’ claim systems and applications could handle simple percentage discount repricing calculations for a single network, PlanVista believes that most are not well suited for current PPO contract terms requiring detailed, often complex, repricing calculations. Each of the networks with which a payer contracts may have different discount methodologies and rates, greatly adding to a payer’s administrative burden and increasing the complexities of processing and repricing claims.

     Through PayerServ, PlanVista uses its existing technology and management expertise to help payers manage all of their network relationships, whether or not they also access the National Preferred Provider Network. A payer can outsource its network and data management obligations to PlanVista, and PlanVista will assume the responsibility for moving, tracking, and repricing healthcare claims among all of the PPO networks with which it has contracts. By maintaining provider fee schedule and demographic information for all of the providers in a payer’s provider configuration, PlanVista eliminates bottlenecks in the payer’s claim work flow, expedites claims repricing, and improves accuracy.

     The PayerServ services may include acting as the payer’s mailroom for receipt of all provider claims, converting paper and fax claims to an electronic format, identifying the correct network fee schedule applicable to each claim, and electronically repricing the claim accordingly. PlanVista also can provide reporting and other network management services with respect to all of the payer’s networks. PlanVista can prepare customized reports for payers that capture information regarding repricing turnaround time, cost management, demographics, case management, provider services, diagnoses and procedures. PlanVista believes that its PayerServ customers benefit from reduced operating expenses, streamlined network management, HIPAA-compliant procedures, and electronic repricing with rapid turnaround times. PlanVista does not require customers to pay upfront network loading fees and monthly maintenance fees, which are features of many of its competitors’ systems.

     PayerServ customers typically pay PlanVista for claims repricing and claims and network and data management services on a per-claim basis. For each PayerServ customer, PlanVista analyzes the customer’s service requirements, including claims work flow, claims volume and types, and PPO network configurations. Then, based on its proprietary pricing model, PlanVista determines the pricing for each claim transaction.

     PlanServ - PlanServ uses the same technology and management expertise that supports PlanVista’s PayerServ business to offer claims repricing and network data management services to PPOs. PlanVista’s PPO participants generally maintain relationships with payers that are independent from the PPOs’ affiliation with PlanVista’s National Preferred Provider Network. Many of these PPOs are seeking cost-efficient ways to develop their own automated claims handling and repricing systems and to manage the provider data necessary to update their provider directories efficiently and otherwise support network access. By outsourcing repricing functions to PlanServ, a PPO can achieve advanced electronic capabilities for its payer clients without incurring the high cost of systems development. PlanVista can serve as a mailroom for PlanServ clients, receiving paper and fax claims and converting them to an electronic form for repricing, so that the PPO never touches the claims. PPOs that take advantage of the PlanServ offerings do not have to distribute their rates to their payers, manually reprice claims, or be concerned with HIPAA requirements related to claims repricing. The PPO’s payer clients benefit from reduced turnaround times on repriced claims and escape the burden of loading the PPO’s rates. PlanServ products also include web hosting capabilities, featuring customized, private label web access that enables a participating PPO’s customers to reprice claims electronically through the Internet. Each PPO’s website includes the PPO’s logo and other material chosen by the PPO.

     PlanServ also offers PlanVista’s PPO customers management reporting products that capture important claims data, including repricing turnaround times, claim volume, and savings amounts. PPO customers can use this information to negotiate better physician and facility discounts. PlanVista believes that obtaining and analyzing information is increasingly important to PPOs because this information is necessary for them to properly establish their discount levels. PlanVista also provides PlanServ customers with database administration, including provider directory updates and maintenance of provider demographics and fee schedules.

     Like PayerServ, PlanServ generally charges customers a per-claim fee, which is calculated based on the extent of the customer’s service requirements, including claims work flow and number of payers.

Product and Services Development

     In Payer Services, several initiatives are underway to convert all current transactions to their respective HIPAA-compliant formats (see “Healthcare and Privacy Related Legislation” below). To date, our institutional, professional and dental claims (837); electronic remittance advice (835); eligibility (270/271); claims status (276/277) and referral (278) transactions have been certified as HIPAA-compliant by Claredi, one of the nation’s leading commercial providers of HIPAA EDI compliance testing and certification services. We are actively engaged in migrating all of our existing payer and provider connections to a HIPAA-compliant format, in conjunction with our contingency plan for HIPAA compliance. HIPAA also affords us many opportunities to increase both the number and type of transactions we offer to both physicians and payers.

     In addition to processing the basic HIPAA-defined transactions, we seek to expand our product and service offerings to include other value-added services for its providers and payers. In furtherance of this strategy, we formed a strategic relationship in July 2003 with First Data Corporation (“First Data”). By leveraging our deep payer and provider connectivity with First Data’s financial transaction expertise, the two companies are jointly marketing FirstProxy, a new suite of innovative solutions that streamline and expedite healthcare claim, payment and settlement processes. The first offering, FirstProxy ERA/ EFT, will transform the remittance advice and payment process from paper-based to electronic.

     Together, ProxyMed and First Data will allow healthcare providers and insurance companies to rapidly convert existing paper-based checks and explanation of benefits into secure, HIPAA-compliant electronic ERAs with electronic funds transfer. The processing and settlement of the financial transactions and payments will start and end within the First Data processing system. FirstProxy ERA/ EFT will also ensure that insurers and providers are compliant with upcoming HIPAA regulation deadlines that require standards for health information security and privacy as well as the implementation of electronic data interchange for ERAs. In addition, we announced in June 2003 that we entered into a joint marketing program to offer our electronic healthcare transaction processing services and PlanVista’s network access product as an integrated package to existing and prospective payer customers. We will integrate PlanVista’s network, repricing services and network management services with our physician and hospital claims processing services. The resulting leading-edge medical cost management solutions will include medical claim repricing, flexible EDI connectivity and national PPO access through PlanVista’s preferred provider network, NPPN. Combining these solutions will allow us to offer a one-

stop shop for all our customers’ claims needs, which will include a guaranteed 24-hour turn-around time and bill negotiation. These services are available immediately for our payer customers

     In Laboratory Services, we were pursuing opportunities to convert our business from the traditional sale, lease and service of intelligent laboratory reporting devices to recurring transaction-based revenue streams. Although this is a factor in our long-term growth strategy, to date, the marketplace has been slow to adopt this economic model and we have had limited success with this service. As a result, we have postponed any significant further development or deployment at this time.

     The total amount capitalized for purchased technology, capitalized software and other intangible assets as of December 31, 2003, was approximately $15.9 million, net of amortization.

     Our research and development expense was approximately $4.4 million in 2003, $3.2 million in 2002 and $2.0 million in 2001.

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

     We utilize the following distribution channels for our products and services to maximize connectivity between physician offices, payers, laboratories, pharmacies and other healthcare providers:

Channel	Focus

Direct	We have a direct sales force of account executives, inside telemarketers, account managers and customer care representatives who serve our physician offices, payers, laboratories and pharmacies. We license access to our proprietary network, Phoenix™, and provide intelligent laboratory results reporting devices for communications between physicians and laboratories.

Partners	We work with the vendors of physician and pharmacy office management systems so that they may enable their existing applications to process transactions through Phoenix™ between physicians and payers, laboratories and pharmacies. We also license these customers to offer our products and services under their own private label. We also connect other electronic transaction processing networks to Phoenix™ so that the participants on both networks can communicate with each other in National Council of Pharmacy Drug Program (NCPDP) standard, HIPAA approved formats, and the HL-7 standard format for laboratories.

Internet	We are a provider of financial, clinical and administrative electronic transaction processing services through our portal, ProxyMed.net, which may be easily accessed by any physician office with an Internet connection.

Competition

     Transaction Services — We face competition from many healthcare information systems companies and other technology companies. Many of our competitors are significantly larger and have greater financial resources than we do and have established reputations for success in implementing healthcare electronic transaction processing systems. Other companies, including WebMD Corporation, NDCHealth Corporation, Per-Se Technologies, and other healthcare related entities such as RxHub LLC, have targeted this industry for growth, including the development of new technologies utilizing Internet-based systems. While our ability to compete has been enhanced by our acquisition of MedUnite and its Internet-based platform for real-time transactions, we cannot assure that we will be able to compete successfully with these companies or that these or other competitors will not commercialize products, services or technologies that render our products, services or technologies obsolete or less marketable.

     Preferred Provider Network Access - The PPO industry is highly fragmented. According to the American Association of Preferred Provider Organizations, as of March 2003 there were more than 1,000 PPOs in the United States. A few companies, such as First Health Group Corporation, BCE Emergis/eHealth Solutions, Concentra, Inc., Beech Street Corporation, Coalition America, Inc., and Multiplan, Inc., offer provider networks and claim volumes of meaningful size. The remainder of the competitive landscape is diverse, with major insurance companies and managed care organizations such as Blue Cross Blue Shield, Aetna, WellPoint Health Networks, Inc., UnitedHealth Group, Humana Health Care Plans, Private Healthcare Systems, and CIGNA Healthcare also offering proprietary preferred provider networks and services. In addition, the number of independent PPOs has decreased as managed care organizations and large hospital chains have acquired PPOs to administer their managed care business and increase enrollment. We expect consolidation to continue as the participants in the industry seek to acquire additional volume and access to PPO contracts in key geographic markets. This consolidation may give customers greater bargaining power and lead to more intense price competition.

     Electronic Claims Repricing - The claims repricing service market is also fragmented. PlanVista’s repricing competitors provide some or all of the services PlanVista currently provides. PlanVista’s competitors can be categorized as follows:

•	Large managed care organizations and third party administrators with in-house claims processing and repricing systems, such as Blue Cross and Blue Shield, UnitedHealth Group, and Wellpoint Health Networks;

•	Healthcare information technology companies providing enterprise-wide systems to the payer market, such as McKesson HBOC, Eclipsys Corporation, and Perot Systems Corporation; and

•	Healthcare information software vendors selling claim processing products to the provider market, such as The TriZetto Group, Healthaxis, AVIDYN/ppoONE, and several private companies.

     The market for claims repricing services is competitive, rapidly evolving, and subject to rapid technological change. We believe that competitive conditions in the healthcare information industry in general will lead to continued consolidation as larger, more diversified organizations are able to reduce costs and offer an integrated package of services to payers and providers.

     PlanVista competes on the basis of the strength of its electronic claims repricing technology, the size of its network and the level of its network discounts, its percentage of savings pricing model, and the diversity of services PlanVista offers through its business processing outsourcing products and other new initiatives. Many of our current and potential competitors have greater financial and marketing resources than we have. Furthermore, we believe that the increasing acceptance of managed care in the marketplace, the adoption of more sophisticated technology, legislative reform, and the consolidation of the industry will result in increased competition. There can be no assurance that we will continue to maintain our existing customer base, or that we will be successful with any new products that we have introduced or will introduce.

Healthcare and Privacy Related Legislation

     ProxyMed and our customers are subject to extensive and frequently changing federal and state healthcare laws and regulations. Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. Potential reform legislation may include:

•	mandated basic healthcare benefits;

•	controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid reimbursement;

•	the creation of large insurance purchasing groups;

•	fundamental changes to the healthcare delivery system;

•	FTC enforcement actions of existing privacy laws relating to the Internet;

•	Medicare or Medicaid prescription benefit plans;

•	State licensing requirements; or

•	Patient protection initiatives.

     HIPAA

     Several state and federal laws govern the collection, dissemination, use and confidentiality of patient healthcare information. The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) was signed into law on August 21, 1996. HIPAA was designed to improve the efficiency and effectiveness of the healthcare system by standardizing the interchange of electronic data for certain administrative and financial transactions and to protect the confidentiality of patient information. Multiple regulations have, and will continue to be promulgated from this revolutionary legislation.

     Privacy Compliance

     HIPAA’s Privacy Rule imposes extensive requirements on healthcare providers, healthcare clearinghouses, and health plans. These “Covered Entities” must implement standards to protect and guard against the misuse of individually identifiable health information. Certain functions of ProxyMed have been or may be deemed to constitute a clearinghouse as defined by the Privacy Rule. However, in many instances, ProxyMed also functions as a “Business Associate” of its health plan and provider customers. Among other things, the Privacy Rule requires us to adopt written privacy procedures, adopt sufficient and reasonable safeguards, and provide employee training with respect to compliance. The deadline for compliance with the privacy aspects of HIPAA was April 14, 2003. Although we have undertaken several measures to ensure compliance with the privacy regulation by the deadline and believe that we are in compliance, the privacy regulations are less definitive than other HIPAA regulations, are broad in scope, and will require constant vigilance for ongoing compliance.

     We also may be subject to state privacy laws, which may be more stringent than HIPAA in some cases.

     Transaction and Code Sets Compliance

     HIPAA also mandates the use of standard transactions for electronic claims and other certain healthcare transactions. HIPAA specifically designates clearinghouses (including the Company and other financial network operators) as the compliance facilitators for healthcare providers and payers. On August 17, 2000, the U.S. Department of Health and Human Services published final regulations to govern eight of the most common electronic transactions involving health information. Under a revised bill passed by the U.S. Congress, the deadline for the transaction and code sets aspects of HIPAA was extended to October 16, 2003, provided that a formal request for extension and plan for compliance was submitted by October 16, 2002. However, covered entities, including ProxyMed and our physician and payer customers, are permitted to continue to process non-compliant transactions after October 16, 2003 so long as that covered entity is compliant with the “contingency planning” guidelines provided by the Center for Medicare and Medicaid Services. A substantial number of our transactions, including those related to its acquisition of MedUnite, on behalf of our physician and payer customers are currently being processed in a non-HIPAA compliant manner in accordance with our contingency plan.

     Security Compliance

     HIPAA’s Security Rule imposes standards for the security of electronic protected health information and was finalized on February 20, 2003. The effective date for the Security Rule is April 20, 2005. We have long-standing implemented physical, technical and administrative safeguards for the protection of electronic protected health information. However, additional assessments and product and systems remediation is expected to occur before the compliance date. The Security Rule has also introduced the concept of an addressable implementation standard which will require ongoing vigilance to ensure that employed safeguards are sufficient given current technology capabilities and threats and reasonable industry expectations.

     Identifiers and Future HIPAA Regulations

     Because some HIPAA regulations, including some various national identifiers, have yet to be issued or implemented, and because even final HIPAA regulations may be subject to additional modification or amendment, the Company’s products may require modification in the future. If we fail to offer solutions that permit compliance with applicable laws and regulations, our business could suffer.

Internet Privacy and Regulation

     Another area in which regulatory developments may impact the way we do business is privacy and other federal, state and local regulations regarding the use of the Internet. We offer a number of Internet-related products. Internet user privacy and the extent to which consumer protection and privacy laws apply to the Internet is an area of uncertainty in which future regulatory, judicial and legislative developments may have a significant impact on the way we do business, including our ability to collect, store, use and transmit personal information. Internet activity has come under heightened scrutiny in recent years, including several investigations in the healthcare industry by various state and federal agencies, including the Federal Trade Commission.

Patient/Consumer Protection Initiatives

     State and federal legislators and regulators have proposed initiatives to protect consumers covered by managed care plans and other health coverage. These initiatives may result in the adoption of laws related to timely claims payment and review of claims determinations. These laws may impact the manner in which we perform services for our clients.

Regulations Specific to PlanVista

     Regulation in the healthcare industry is constantly evolving. Federal, state and local governments continue their efforts to reduce the rate of increases in healthcare expenditures and to regulate the adjudication of healthcare claims for the protection of patients as well as providers. Many of these policy initiatives have contributed to the complex and time-consuming nature of obtaining healthcare reimbursement for medical services. The impact of regulatory developments in the healthcare industry is complex and difficult to predict, and PlanVista’s business could be adversely affected by new healthcare regulatory requirements or new interpretations of existing requirements. PlanVista believes, however, that the increasing complexity of healthcare transactions and the resulting additional information management requirements placed on providers and payers should increase the demand for its services. At the same time, these requirements may dramatically increase the cost of providing services.

     Gramm-Leach-Bliley

     Many of PlanVista’s customers may also be subject to state laws implementing the federal Gramm-Leach-Bliley Act, relating to certain disclosures of nonpublic personal health information and nonpublic personal financial information by insurers and health plans. PlanVista also may be subject to state privacy laws, which may be more stringent in some cases.

     Provider Contracting and Claims Regulation

     Some state legislatures have enacted statutes that govern the terms of provider network discount arrangements and/or restrict unauthorized disclosure of such arrangements. Legislatures in other states are considering adoption of similar laws. Although we believe that we operate in a manner consistent with applicable provider contracting laws, there can be no assurance that we will be in compliance with laws or regulations to be promulgated in the future, or with new interpretations of existing laws.

     PlanVista’s customers perform services that are governed by numerous other federal and state civil and criminal laws, and in recent years have been subject to heightened scrutiny of claims practices, including fraudulent billing and payment practices. Many states also have enacted regulations requiring prompt claims payment. To the extent that PlanVista’s customers’ reliance on any of the services PlanVista provides contribute to any alleged violation of these laws or regulations, then PlanVista could be subject to indemnification claims from its customers or be included as part of an investigation of its customers’ practices. Federal and state consumer laws and regulations may apply to PlanVista when it provides claims services and a violation of any of these laws could subject PlanVista to fines or penalties.

     Licensing Regulation

     PlanVista is subject to, and in compliance with, the licensing requirements of the State of Illinois for the services we provide. While PlanVista is currently not subject to any other licensing requirements for the services it provides, some states require PlanVista, as a non-risk-bearing PPO, to formally register and file an annual or one-time accounting of networks and providers with which PlanVista contracts. Given the rapid evolution of healthcare regulation, it is possible that PlanVista’s business will be subject to future licensing requirements in any of the states where PlanVista currently performs services, or that one or more states may deem PlanVista’s activities to be analogous to those engaged in by other participants in the healthcare industry that are now subject to licensing and other requirements, such as third party administrator or insurance regulations. Moreover, laws governing participants in the healthcare industry are not uniform among states. As a result, we may have to undertake the expense and difficulty of obtaining any required licenses, and there is a risk that we would not be able to meet the licensing requirements imposed by a particular state. It also means that we may have to tailor PlanVista’s products on a state-by-state basis in order for our customers to be in compliance with applicable state and local laws and regulations.

Summary

     We anticipate that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods, as well as Internet and healthcare privacy legislation, and that public debate of these issues will likely continue in the future. Because of uncertainties as to these reform initiatives and their enactment and implementation, we cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on us.

     While we believe our operations are in material compliance with applicable laws as currently interpreted, the regulatory environment in which we operate may change significantly in the future, which could restrict our existing operations, expansion, financial condition, or opportunities for success.

     Additional current HIPAA and privacy compliance information can be found on our websites at www.proxymed.com and at www.planvista.com.

Intellectual Property and Technology

     In large part, our success is dependent on our proprietary information and technology. We rely on a combination of contracts, copyright, trademark and trade secret laws and other measures to protect our proprietary information and technology. Although we do not currently hold any patents, as a result of the MedUnite acquisition, we acquired rights under four patent applications filed by MedUnite for its healthcare transaction processing platform and method for facilitating the exchange of healthcare transactional information, in addition to rights under various trademarks and trademark applications. We have twelve (12) copyright registrations covering our various software and proprietary products. As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, distributors and customers, and limit access to and distribution of our software, databases, documentation and other proprietary information. We cannot assure that the steps taken by us will be adequate to deter misappropriation of our proprietary rights or that third parties will not independently develop substantially similar products, services and technology. Although we believe our products, services and technology do not infringe on any proprietary rights of others, as the number of software products available in the market increases and the functions of those products further overlap, we and other software and Internet developers may become increasingly subject to infringement claims. These claims, with or without merit, could result in costly litigation or might require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us.

     PlanVista — PlanVista’s proprietary technology offers customers the benefits of an open architecture, which means that it is compatible with other operating systems and applications. Using a combination of electronic data interchange and Internet systems, customers can interface with our claims repricing system without incurring significant incremental capital expenditures for hardware or software or having to adopt a specific claims format. The open architecture of PlanVista’s system also improves reliability and facilitates the cross-selling of other technology-based services to PlanVista’s customers.

Employees

     As of March 8, 2004, we employed 541 full-time employees, and 18 part-time employees. We are not and never have been a party to a collective bargaining agreement. We consider our relationship with our employees to be good.

Available Information

     The Company’s Internet address is www.proxymed.com. The Company makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

     Our significant offices are located as followed:

Business			Approximate
Segment	Location	Description	Square Footage
Prescription Services	Fort Lauderdale, Florida	Operations office	20,500

Payer Services	Santa Ana, California	Operations office/data center	19,600

	San Diego, California	Development office	4,700

	Atlanta, Georgia	Corporate headquarters/operations office/data center	31,200

	Sioux Falls, South Dakota	Operations office	3,700

	Richmond, Virginia	Operations office/data center	3,000

Medical Cost Containment Services	Tampa, Florida	PlanVista headquarters	8,200

	Middletown, New York	PlanVista operations center	26,900

Laboratory Services	New Albany, Indiana	Operations office/manufacturing facility	42,000

	Moorestown, New Jersey	Operations office/depot service facility	4,000

     We also maintain portions of our Phoenix™ network at a secure, third-party co-location center in Atlanta, Georgia. In addition, we also lease several remote sales offices and mini-warehouses. Our leases and subleases generally contain renewal options and require us to pay base rent, plus property taxes, maintenance and insurance. We consider our present facilities adequate for our operations.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company is a party to legal proceedings in the course of its business. The Company, however, does not expect such other legal proceedings to have a material adverse effect on its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY
AND RELATED STOCK MATTERS

     Our common stock trades on the National Market tier of The Nasdaq Stock Market under the symbol “PILL”. The following table sets forth the high and low sale prices of the common stock for the periods indicated.

		High	Low
2004:
	First Quarter (through March 26, 2004)	$19.80	$16.65

2003:
	First Quarter	$11.45	$7.25
	Second Quarter	13.21	7.08
	Third Quarter	16.40	12.01
	Fourth Quarter	17.64	14.55

2002:
	First Quarter	$22.35	$15.00
	Second Quarter	21.99	17.21
	Third Quarter	20.44	10.50
	Fourth Quarter	15.95	9.48

     On March 26, 2004, the last reported sale price of the common stock was $16.70 per share. As of March 26, 2004, we estimate that there were approximately 684 registered holders of record of the common stock. We believe that many of ProxyMed’s holders of record are in “street name” and that the number of individual shareholders is greater than 684.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial information for ProxyMed as of and for each of the five years leading up to the period ended December 31, 2003, and has been derived from our audited consolidated financial statements.

	Year Ended December 31,

	2003	2002	2001	2000	1999

STATEMENT OF OPERATIONS DATA:
Revenues	$76,142	$50,182	$43,230	$33,441	$29,023
Operating income (loss)	$(3,642)	$1,340	$(6,712)	$(23,460)	$(20,019)
Income (loss) from continuing operations	$(5,000)	$1,950	$(6,798)	$(26,927)	$(20,120)
Income (loss) from discontinued operations	$—	$—	$—	$241	$(1,714)
Net income (loss) applicable to common shareholders	$(5,000)	$1,338	$(19,060)	$(48,052)	$(21,856)

PER SHARE DATA:
Basic and diluted net loss per share of common stock:
Income (loss) from continuing operations	$(0.74)	$0.21	$(8.81)	$(37.03)	$(16.75)
Income (loss) from discontinued operations	$—	$—	$—	$0.19	$(1.43)
Net income (loss)	$(0.74)	$0.21	$(8.81)	$(36.84)	$(18.18)

Diluted weighted average common shares outstanding	6,783,742	6,396,893	2,162,352	1,304,342	1,202,136

DIVIDEND DATA:
Dividends on common stock	$—	$—	$—	$—	$—
Dividends on cumulative preferred stock	$—	$—	$1,665	$1,275	$22

	December 31,

	2003	2002	2001	2000	1999

BALANCE SHEET DATA:
Working capital	$10,512	$8,749	$9,393	$12,156	$12,580
Convertible notes	$13,137	$13,400	$—	$—	$—
Other long-term obligations	$3,518	$2,581	$442	$729	$583
Total assets	$73,130	$88,704	$35,882	$27,666	$44,773
Net assets of discontinued operations	$—	$—	$—	$—	$3,022
Stockholders’ equity	$45,778	$50,735	$22,873	$22,377	$37,756

     The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS,
FINANCIAL CONDITION OR BUSINESS

     As discussed under the caption, “Cautionary Statements Pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” in Item 7, certain statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report that are not related to historical results are forward looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and other words and terms of similar meaning. Actual results may differ materially from those projected or implied in the forward-looking statements. Subsequent written and oral forward looking statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

Risks Related to Acquisitions

Our business will suffer if we fail to successfully integrate into our business, the customers, products, and technology of the companies we acquire.

     We have undertaken several acquisitions in the past few years as part of a business strategy to expand our business, and we may continue in the future to acquire businesses, assets, services, products, and technologies from other persons or entities. The anticipated efficiencies and other benefits to be derived from these acquisitions and future acquisitions may not be realized if we are unable to successfully integrate the acquired businesses into our operations, including customers, personnel, product lines, and technology. We are in the process of integrating into our operations, the customers, products, personnel and technology of PlanVista. There is no guarantee that we will be able to successfully integrate PlanVista, MedUnite or any future acquired businesses into our operations. Integration of acquired businesses can be expensive, time consuming, and may strain our resources. Integration may divert management’s focus and attention from other business concerns and expose us to unforeseen liabilities and risks. We may also lose key employees, strategic partners, and customers as a result of our inability to successfully integrate in a timely matter or as a result of relationships the acquired businesses may have with our competitors or the competitors of our customers and strategic partners. Some challenges that we face in successfully integrating PlanVista, MedUnite and other acquired businesses into our operations include:

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

Businesses we acquire may have undisclosed liabilities that may have a negative impact on our results of operations and require unanticipated expense.

     In pursuing our acquisition strategy, our investigations of the acquisition candidates may fail to discover certain undisclosed liabilities of the acquisition candidates. If we acquire a company having undisclosed liabilities, as a successor owner we may be responsible for such undisclosed liabilities. We try to minimize our exposure to such liabilities by conducting appropriate due diligence, by requiring audited financial statements, by obtaining indemnification from each seller of the acquired companies, by deferring payment of a portion of the purchase price as security for the indemnification or by acquiring only specified assets. However, we cannot insure that we will be able to obtain indemnifications or that they will be enforceable, collectible or sufficient in amount, scope or duration to fully offset any undisclosed liabilities arising from our acquisitions. PlanVista will not be indemnifying us in connection with the merger that occurred on March 2, 2004. In connection with the MedUnite acquisition, we have only limited indemnification rights that may not be sufficient in amount or scope to offset losses resulting from unknown and undisclosed liabilities. Furthermore, the introduction of new products and services from acquired companies such as MedUnite may have a greater risk of undetected or unknown errors, “bugs”, or liabilities than our historic products.

We may lose customers as a result of acquisitions.

     Acquisitions, including the merger with PlanVista, may cause disruptions, including potential loss of customers and other business partners, in the business of ProxyMed or the acquired company, which could have material or adverse effects on our business and operations.

     In addition, our customers, licensors and other business partners, in response to an acquisition or merger, may adversely change or terminate their relationships with us, which could have a material adverse effect on us. Certain of our current or potential customers may cancel or defer requests for our services. In addition, our customers may expect preferential pricing as a result of an acquisition or merger. An acquisition or merger may also adversely affect our ability to attract new customers.

Risks Related to Our Industry

Government regulation and new legislation may have a negative impact on our business and results of operations.

     As discussed in Item 1 under the caption, “Healthcare and Privacy Related Legislation,” the healthcare industry is highly regulated and is subject to extensive and frequently changing federal and state healthcare laws. Several state and federal laws govern the collection, dissemination, use and confidentiality of patient health care information. Final HIPAA rules on standards governing privacy of patient health care information were published in 2000. The implementation deadline for HIPAA’s privacy related regulations was April 14, 2003. Although we have undertaken several measures, including the adoption of policies and procedures for the handling of patient healthcare information, to ensure compliance with the privacy measures by the deadline and believe that we are in compliance, the privacy regulations are broad in scope, and will require constant vigilance for ongoing compliance. We cannot guarantee that we, our business partners or customers are or will be in compliance in the future.

     HIPAA also mandates the use of standard transactions, standard identifiers, security and other provisions for electronic claims transactions. The deadline for compliance with the transaction code set aspects of HIPAA was October 16, 2003. However, covered entities, including ProxyMed and its physician and payer customers, may continue to process non-compliant transactions after October 16, 2003 so long as that covered entity is compliant with the “contingency planning” guidelines provided by the Center for Medicare and Medicaid Services. A substantial number of our transactions, including those related to its acquisition of MedUnite, on behalf of its physician and payer customers are currently being processed in a non-HIPAA compliant manner in accordance with our contingency plan.

     We expect, but cannot guarantee, that we will be able to complete the migration of these transactions into a HIPAA-compliant format on our PhoenixTM platform in an accurate and timely manner, and in close coordination with its physician and payer customers. We may be subject to complaints by its customers with regard to the accuracy and timeliness of this migration, which complaints may lead to demands for credits from, or termination of contracts with, us.

     Our contracts with our customers, strategic partners, providers, payers and other healthcare entities mandate or will mandate that the our products and services be HIPAA compliant. If our products and services are not in compliance with HIPAA or any other alternative guidelines issued by the Center for Medicare and Medicaid Services on or before the deadline and on an ongoing basis thereafter, our customers, strategic partners, and other healthcare providers with whom we contract may terminate their contracts with us or sue us for breach of contract. Additionally, our revenues may be reduced as some of our non-compliant payer partners may be forced to accept paper-based transactions for which we may not be the recipient for processing. We may be also subject to penalties for non-compliance by federal and state governments, and patients who believe that their confidential health information has been misused or improperly disclosed may have certain causes of actions under applicable state privacy or HIPAA-like laws against us, our partners or customers.

If electronic transaction processing penetrates the healthcare industry more extensively, we may face pressure to reduce our prices which potentially may cause us to no longer be competitive.

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

We are dependent on the growth of the Internet and electronic healthcare information markets.

     Many of our products and services are geared toward the Internet and electronic healthcare information markets. The perceived difficulty of securely transmitting confidential information over the Internet has been a significant barrier to conducting e-commerce and engaging in sensitive communications over the Internet. Our strategy relies in part on the use of the Internet to transmit confidential information. We believe that any well-publicized compromise of Internet security may deter people from using the Internet to conduct transactions that involve transmitting confidential healthcare information.

Risks Related to Our Business

Consolidation in the healthcare industry may give our customers greater bargaining power and lead us to reduce our prices.

     Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, competition to provide products and services such as those we provide will become more intense, and the importance of establishing and maintaining relationships with key industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our products and services. If we are forced to reduce its prices, our margins will decrease, unless we are able to achieve corresponding reductions in expenses.

Our business and future success may depend on our ability to cross-sell our products and services.

     Our ability to generate revenue and growth partly depends on our ability to cross-sell our products and services to our existing customers and new customers resulting from acquisitions. Our ability to successfully cross-sell our products and services is one of the most significant factors influencing our growth. There is no guarantee that we will be successful in cross-selling our products and services, and our failure in this area would likely have an adverse effect on our business.

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

The acceptance of electronic processing of clinical transactions in the healthcare industry is still in its early stages; thus, the future of our business is uncertain.

     Our strategy anticipates that electronic processing of clinical healthcare transactions, including transactions involving prescriptions and laboratory results, will become more widespread and that providers and third-party institutions increasingly will use electronic transaction processing networks for the processing and transmission of data. Electronic transmission of clinical healthcare transactions (and, in particular, the use of the Internet to transmit them) is still developing, and complexities in the nature and types of transactions which must be processed have hindered, to some degree, the development and acceptance of electronic processing of clinical transactions in this industry. While discussions of government legislation might be a catalyst for the use of the electronic processing of clinical healthcare transactions, we cannot assure that continued conversion from paper-based transaction processing to electronic transaction processing in the healthcare industry, using proprietary healthcare management systems or the Internet, will occur.

An error by any party in the process of providing clinical connectivity, such as prescribing drugs, filling prescriptions, and transmitting laboratory orders and results, could result in substantial injury to a patient, and our liability insurance may not be adequate in a catastrophic situation.

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

Our laboratory communication devices may be replaced with web-based technology for lab results delivery, and we may not be successful in converting our customers to Phoenix™ and to our own Internet site at ProxyMed.net, which would adversely impact our revenues.

     A key element of our longer-term Laboratory Services business strategy is to market our intelligent laboratory results reporting devices and related services, and our web-based solutions directly to independent and hospital-based medical laboratories. As the Internet becomes a more acceptable method of transmitting laboratory orders and reporting results because of the efficiencies and savings believed to be available, we hope to leverage more than 25 years of goodwill (through our Key Communications Service subsidiary) and reputation for quality of products and superior service to migrate our customers over to Phoenix™, more specifically to our Internet site at ProxyMed.net. We expect others to develop similar web-based solutions and compete aggressively in an attempt to capture our large customer base. In addition, many of our device customers may choose to offer Internet services themselves, rather than utilizing a third party. We have no assurances that we will be able to retain or continue to grow our customer base. Further, even as to the continuing sales of our laboratory communication devices, we are unable to control many of the factors that influence our customers’ buying decisions, including our customers’ budgets and procedures for approving expenditures, and the changing political, economic and regulatory influences which affect the purchasing practices and operation of healthcare organizations.

We may not be able to retain key personnel or replace them if they leave.

     Our success is largely dependent on the personal efforts of Michael K. Hoover, our Chairman of the Board and Chief Executive Officer and Nancy J. Ham, our President and Chief Operating Officer, and PlanVista is highly dependent on its senior management, particularly PlanVista’s President and Chief Operating Officer Jeffrey L. Markle. Although we have entered into employment agreements with Mr. Hoover, Ms. Ham, Mr. Markle and other senior executives, the loss of any of their services could cause our business to suffer. Our success is also dependent upon our ability to hire and retain qualified operations, development and other personnel. Competition for qualified personnel in the healthcare information services industry is intense, and we cannot assure that we will be able to hire or retain the personnel necessary for our planned operations.

Our businesses have many competitors.

     We face competition from many healthcare information systems companies and other technology companies. Many of our competitors are significantly larger and have greater financial resources than we do and have established reputations for success in implementing healthcare electronic transaction processing systems. Other companies, including WebMD Corporation, NDCHealth Corporation, Per-Se Technologies, and other healthcare related entities such as RxHub LLC, have targeted this industry for growth, including the development of new technologies utilizing Internet-based systems. PlanVista faces competition from HMOs, PPOs, third party administrators, and other managed healthcare companies, such as Blue Cross and Blue Shield, McKesson HBOC,

The TriZetto Group, Inc., HealthAxis, Avidyn/ppoOne, Inc., Concentra, Inc., Beech Street Corporation, MultiPlan, Inc., Private Healthcare Systems (PHCS), and Coalition America, Inc. While our ability to compete has been enhanced by our acquisition of PlanVista and MedUnite, we cannot assure you that we will be able to compete successfully with these companies or that these or other competitors will not commercialize products, services or technologies that render our products, services or technologies obsolete or less marketable.

Our PPO and provider arrangements provide no guarantee of long-term relationships.

     The majority of our contracts with PPOs and providers can be terminated without cause, generally on 90 days’ notice. For ProxyMed’s Transaction Services business, the loss of any one provider would not be material, but if large numbers of providers chose to terminate their contracts, our revenues and net income could be materially adversely affected. For PlanVista, the termination of any PPO contract would render PlanVista unable to provide its customers with network access to that PPO, and therefore would adversely affect PlanVista’s ability to reprice claims and derive revenues. Furthermore, as a “network of networks,” PlanVista relies on its participating PPOs and provider groups to ensure participation by such providers. PlanVista’s PPO contracts generally do not provide PlanVista with a direct recourse against a participating provider that chooses not to honor its obligation to provide a discount, or chooses to discontinue its participation in PlanVista’s National Preferred Provider Network. Although in most cases we are able to replace lost contracts with new contracts, termination of provider contracts or other changes in the manner in which these parties conduct their business are outside of our control and could negatively affect our ability to provide services to PlanVista customers.

Some providers have historically been reluctant to participate in secondary networks.

     PlanVista’s percentage of savings business model sometimes allows a payer to utilize PlanVista network discounts in circumstances where PlanVista’s National Preferred Provider Network is not the payer’s primary network. In these circumstances, PlanVista’s National Preferred Provider Network participating providers are not traditionally given the same assurances of patient flow that they receive when they are part of a primary network. Historically, some providers have been reluctant to participate in network arrangements that do not guarantee a high degree of patient steerage. Although PlanVista thinks that the steerage provided by its payers as a whole and the speed and efficiency with which PlanVista provides claims repricing services make National Preferred Provider Network affiliation an attractive option for providers, there can be no assurance that PlanVista’s business model will not discourage providers from commencing or maintaining an affiliation with the National Preferred Provider Network.

PlanVista’s accounts receivable are subject to adjustment.

     PlanVista generally records revenue for its services when the services are performed, less amounts reserved for claim reversals and bad debts. The estimates for claim reversals and bad debts are based on judgment and historical experience. To the extent that actual claim reversals and bad debts associated with the PlanVista business exceed the amounts reserved, such difference could have a material adverse impact on our results of operations and cash flows.

PlanVista may not prevail in ongoing litigation and may be required to pay substantial damages.

     PlanVista is party to various legal actions as either plaintiff or defendant in the ordinary course of business. While PlanVista believes that the final outcome of these proceedings will not have a material adverse effect on PlanVista’s financial position, cash flows or results of operations, PlanVista cannot assure the ultimate outcome of these actions and the estimates of the potential future impact on PlanVista’s financial position, cash flows or results of operations for these proceedings could change in the future. In addition, we will continue to incur additional legal costs in connection with pursuing and defending such actions.

Risks Related to Our Technology

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

     Our success is dependent on our ability to deliver high-quality, uninterrupted computer networking and hosting, requiring us to protect our computer equipment and the information stored in servers against damage by fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion and other catastrophic events. To mitigate this risk, we have moved the majority of our production computer networks to a secure, third-party co-location site located in Atlanta, Georgia. This site has back-up site capability and a program to manage technology to reduce risks in the event of a disaster, including periodic “back-ups” of our computer programs and data.

     While we still continue to operate production networks in our Norcross, Middletown, Sioux Falls, and Richmond facilities, any damage or failure resulting in prolonged interruptions in our operations could cause our customers to seek alternative providers of our services. In particular, a system failure, if prolonged, could result in reduced revenues, loss of customers and damage to our reputation, any of which could cause our business to suffer. While we carry property and business interruption insurance to cover operations, the coverage may not be adequate to compensate us for losses that may occur.

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

The protection of our intellectual property requires substantial resources.

     We rely largely on our own security systems and confidentiality procedures, and employee nondisclosure agreements for certain employees, to maintain the confidentiality and security of our proprietary information, including our trade secrets and internally developed computer applications. If third parties gain unauthorized access to our information systems, or if anyone misappropriates our proprietary information, this may have a material adverse effect on our business and results of operations. In addition, our technology has not been patented nor have we registered any copyrights with respect to such technology. Trade secrets laws offer limited protection against third party development of competitive products or services. Because we lack the protection of patents or registered copyrights for our internally-developed software and software applications, we are more vulnerable to misappropriation of our proprietary technology by third parties or competitors. The failure to adequately protect our technology could adversely affect our business.

We may be subject to trademark and service mark infringement claims in the future.

     As our competitors’ healthcare information systems increase in complexity and overall capabilities, and the functionality of these systems further overlap, we could be subject to claims that our technology infringes on the proprietary rights of third parties. These claims, even if without merit, could subject us to costly litigation and could require the resources, time, and attention of our technical, legal, and management personnel to defend. The failure to develop non-infringing technology or trade names, or to obtain a license on commercially reasonable terms, could adversely affect our operations and revenues.

If our ability to expand our network infrastructure is constrained, we could lose customers and that loss could adversely affect its operating results.

     We must continue to expand and adapt our network and technology infrastructure to accommodate additional users, increased transaction volumes, and changing customer requirements. We may not be able to accurately project the rate or timing of increases, if any, in the volume of transactions we process, reprice or otherwise service or be able to expand and upgrade our systems and infrastructure to accommodate such increases. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers’ changing needs on a timely basis, at a commercially reasonable cost or at all. Our current information systems, procedures, and controls may not continue to support our operations while maintaining acceptable overall performance and may hinder our ability to exploit the market for healthcare applications and services. Service lapses could cause our users to switch to the services of our competitors.

Risks Related to Our Stock

While we generated positive earnings in 2002, we incurred losses in 2003. There is no assurance that we will generate positive earnings in the future and this could have a detrimental effect on the market price of our stock.

     While 2002 was our first full year of positive earnings, we have incurred substantial losses, including losses of $5.0 million in the fiscal year ended December 31, 2003, and $19.1 million for the fiscal year ended December 31, 2001. As of December 31, 2003 and December 31, 2002, we had an accumulated deficit of $100.3 million and $95.3 million, respectively. While we believe that our business model supports earnings growth in the future, various factors that may affect loss of customers and related revenues or increased and unforeseen expenses could cause us to fall short of our financial goals. Such shortfall could have a detrimental effect on the market price of our stock and our liquidity and operations.

We may issue additional shares that could adversely affect the market price of our common stock.

     Certain events over which you have no control could result in the issuance of additional shares of our common stock or series C preferred stock, which would dilute your ownership percentage in ProxyMed and could adversely affect the market price of our common stock. We may issue additional shares of common stock or preferred stock for many reasons including:

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

The trading price of our common stock may be volatile.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to our consolidated financial statements and notes thereto included in Part IV of this Form 10-K and to provide an understanding of our results of operations, financial condition, and changes in financial condition. Our MD&A is organized as follows:

•	Introduction - This section provides a general description of our business, summarizes the significant acquisitions we completed in the last two years, and provides a brief overview of our operating segments.

•	Results of Operations - This section provides our analysis and outlook for the line items on our consolidated statement of operations on both a company-wide and segment basis.

•	Liquidity and Capital Resources - This section provides an analysis of our liquidity and cash flows, as well as our discussion of our debts and other commitments.

•	Critical Accounting Policies and Estimates - This section discusses those accounting policies that are considered to be both important to our financial condition and results of operations, and require us to exercise subjective of complex judgments in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to our consolidated financial statements.

•	New Accounting Pronouncements - This section includes a discussion of recently published accounting authoritative literature that may have an impact on our historical or prospective results of operations or financial condition.

Introduction

     We are the nation’s second largest provider-based electronic healthcare transaction services company. We provide connectivity services and related value-added products to physicians, payers, pharmacies, medical laboratories, and other healthcare providers and suppliers. Our services support a broad range of financial, clinical and administrative transactions, and are HIPAA-certified through Claredi, an independent certification and testing services company specializing in HIPAA compliance. To facilitate these services, we operate PhoenixTM, our secure national electronic information platform, which provides physicians and other healthcare providers with direct connectivity to one of the industry’s largest list of payers, the industry’s largest list of chain and independent pharmacies and the largest list of clinical laboratories. Our corporate headquarters is located in Atlanta, Georgia, and our products and services are provided from various operational facilities located throughout the United States. We also operate our clinical computer network and portions of our financial and real-time production computer networks from a secure, third-party co-location site also located in Atlanta, Georgia. All of our revenues are generated domestically.

     Our primary strategy is focused on leveraging our leading position as an independent back-end connectivity provider to small physician offices. Through strategic relationships and partnerships with front-end solution providers, our goal is to drive more healthcare transactions through PhoenixTM while remaining neutral in the battle for the physician’s desktop. Additionally, we expect that there will be opportunities to increase revenues by cross-selling our existing products and services to our current customer base of physicians and other healthcare providers, as well as revenue opportunities from the development of new services from our development efforts, including Internet-based transaction services. We remain committed to developing additional capabilities and value-added products and services, and to expanding our back-end connectivity network. In conjunction with this philosophy, we have recently introduced ProxyMed.net, our new web portal for providers, and “PhoenixTM”, our new transaction processing platform which has been HIPAA-certified through Claredi. We have also added new services offerings for our payer customers through agreements with PlanVista Corporation (“PlanVista”) for claims re-pricing services and First Data Corporation for a jointly marketed suite of services being offered under the brand name “FirstProxy.”

Acquisitions

     On December 31, 2002, we acquired all of the outstanding stock of MedUnite, Inc. (“MedUnite”) for $10 million in cash and an aggregate of $13.4 million principal amount of 4% convertible promissory notes. In addition, we paid approximately $6.7 million in transaction and exit related costs (which were originally estimated at $8.3 million). Interest on the convertible notes is payable in cash on a quarterly basis. The convertible promissory notes (now currently payable at a maturity value of $13.1 million after a claim setoff against the escrow in December 2003) are payable in full on December 31, 2008, and are convertible into an aggregate of 716,968 shares (originally 731,322 shares before the claim setoff) of our common stock if the former shareholders of MedUnite achieve certain revenue-based triggers over the next three and one-half year period. The shares of our common stock issuable upon conversion of the convertible notes will be registered by us promptly after a conversion trigger event is met. The first threshold trigger was reached during the fourth quarter of 2003 and the convertible notes were reduced to $13.1 million at December 31, 2003 as a result of a claim against the escrow. The operations of MedUnite are reflected with our operations for the twelve months ended December 31, 2003. Additionally, we spent much of the 2003 year integrating the operations of MedUnite into our existing operations and currently the organizations are run and managed as one operating unit. As a result, meaningful separate results and statistics for MedUnite are no longer available.

     On March 2, 2004, a merger was consummated by and among ProxyMed, Planet Acquisition Corporation (a wholly-owned subsidiary of ProxyMed that was formed solely to effect the merger) and PlanVista (a company that provides medical cost containment and business process outsourcing solutions for the medical insurance and managed care industries, as well as services for health care providers, including individual providers, preferred provider organizations and other provider groups). In connection with this merger, our shareholders approved (1) an amendment to our articles of incorporation to increase the total number of authorized shares of the Company’s common stock from 13,333,333 1/3 shares to 30,000,000 shares, (2) the issuance of 1,691,229 shares of our common stock at $14.25 per share in a private equity offering valued at $24.1 million (to retire debt of PlanVista and pay certain expenses associated with the merger), (3) the issuance of 3,600,000 shares of our common stock in connection with the merger, and (4) an amendment to our 2002 Stock Option Plan to increase the total number of shares available for issuance from 600,000 to 1,350,000.

     Upon completion of the merger, each share of PlanVista’s outstanding common stock was cancelled and converted into the right to receive 0.08271 of a share of our common stock and each holder of PlanVista series C preferred stock received 51.5292 shares of our common stock in exchange for each share of PlanVista series C preferred stock, representing approximately 23% of our common stock on a fully converted basis, and the holders of our outstanding stock, options and warrants retained approximately 77% of ProxyMed. PlanVista will be operated as a wholly-owned subsidiary of ours and its operations will be included in our Transaction Services segment commencing March 2004.

     As described above, to acquire PlanVista we issued 3,600,000 shares of our common stock to PlanVista shareholders valued at $68.4 million (based on the closing price of our common stock on March 2, 2004), we assumed debt and other liabilities of PlanVista, and we estimated approximately $1.3 million in acquisition-related costs. Additionally, we raised $24.1 in a private placement sale of our common stock to partially fund repayment of PlanVista’s debts and other obligations outstanding at the time of the acquisition. The merger enables us to enter into a new line of business, provide new end-to-end services, increase sales opportunities with payers, strengthen business ties with certain customers, expand technological capabilities, reduce operating costs and enhance our public profile.

Operating Segments

     We operate in two reportable segments that are separately managed: Transaction Services (formerly known as Electronic healthcare transaction processing) and Laboratory Communication Solutions. Transaction

Services includes transaction and value-added services principally between physicians and insurance companies (Payer Services) and physicians and pharmacies (Prescription Services); and Laboratory Communication Solutions includes the sale, lease and service of communication devices principally to laboratories and the contract manufacturing of printed circuit boards (Laboratory Services). The results for the Transaction Services and Laboratory Communication Solutions segments do not include an allocation of Corporate overhead in assessing the operating performance of the respective segments. Commencing in March 2004, the operations of PlanVista will be included in our Transaction Services segment (Medical Cost Containment Services).

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Net Revenues. Consolidated net revenues for 2003 increased by $21.4 million, or 43%, to $71.6 million from consolidated net revenues of $50.2 million for 2002. Net revenues classified by our reportable segments are as follows:

In thousands	2003	2002

Transaction Services	$46,673	$22,439
Laboratory Communication Solutions	24,883	27,743

	$71,556	$50,182

     Net revenues in our Transaction Services segment (formerly known as “Electronic healthcare transaction processing”) increased by 108% over the 2002 period. This increase was driven by strong internal growth and more significantly by transactions generated by MedUnite.

     Total healthcare transactions grew from 114.2 million transactions in the 2002 period to 197.6 million transactions in 2003. Core transaction growth is up 73% from the 2002 period. The increase in transaction volume was primarily attributable to the MedUnite acquisition and internal growth in both claims and statements processed. While our encounter volume remained flat between the periods, the net increases were generally the result of transactions acquired from MedUnite and new sales, including transactions generated by new vendor partners that resulted in greater claim and patient statement processing transactions. A summary of the number of transactions we processed for the periods presented is as follows:

In thousands	2003	2002

Core transactions	201,120	89,123
Encounters	25,529	25,045

Total transactions	226,649	114,168

     “Core” transactions represent all transactions except for encounters. “Encounters” are an administrative reporting transaction for payers but do not generate revenue for the provider who must submit them. Accordingly, rather than submitting on a routine basis, most providers choose to periodically “catch up” on their submissions, creating monthly and quarterly swings in both the number of encounters we process and what percentage of our transaction mix they represent. Since encounters are at a significantly lower price point than claims, these swings make it difficult to easily analyze our quarter-over-quarter growth in our core business. In addition, we do not expect our encounter volume to grow on an annual basis, as payers are not expanding the capitated service model that is the foundation of encounters. Therefore, we believe that breaking out encounters shows more clearly our growth in core transactions, which are the growth engine for our Transaction Services segment. For the 2003 period, approximately 65% of our revenues came from our Transaction Services processing segment, compared to 45% from this segment for 2002.

     Laboratory Communication Solutions segment’s net revenues decreased by 10% from the 2002 period. As the sluggish economy continued throughout 2003, we have seen a slowdown in contract manufacturing sales and sales of communication devices at our smaller labs and hospital labs. Additionally, beginning in 2004, we lost a customer in our contract manufacturing business that represented approximately 13% of this segments’ 2003 revenues. Our future goals for this business include creating new opportunities with existing customers with our Report Tracker product and capitalizing on our relationships for transaction-based solutions.

     Cost of Sales. Consolidated cost of sales decreased from 52% of net revenues in 2002 to 45% in 2003. Cost of sales classified by our reportable segments is as follows:

In thousands	2003	2002

Transaction Services	$15,893	$8,793
Laboratory Communication Solutions	16,528	17,223

	$32,421	$26,016

     Cost of sales in our Transaction Services segment consists of transaction fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, revenue sharing arrangements with our business partners, third-party database licenses, and certain labor and certain travel expenses. Cost of sales as a percentage of revenues in this segment was 34% in the 2003 period compared to 39% in the same period last year primarily due to a change in the mix of transaction types from higher cost patient statements to lower cost sales of data and claims and real-time transactions (such as eligibility verification) through additional transactions acquired from MedUnite.

     In 2003, we reclassified direct labor and manufacturing overhead from selling, general and administrative expenses to cost of tangible products sold to better reflect the production of tangible products. All prior periods have a similar reclassification. As a result, cost of sales in the Laboratory Communication Solutions segment includes hardware, third-party software, consumable materials, direct manufacturing labor and indirect manufacturing overhead. Cost of sales as a percentage of revenues in this segment increased to 66% for 2003 compared to 62% for 2002 primarily due to a change in the mix from lower cost leases to higher cost contract manufacturing.

     Selling, General and Administrative Expenses. Consolidated SG&A increased for 2003 by $15.7 million, or 78%, to $35.8 million from consolidated SG&A of $20.2 for 2002. Consolidated SG&A expenses as a percentage of consolidated revenues increased to 50% for 2003 compared to 40% in 2002. SG&A expenses classified by our reportable segments are as follows:

In thousands	2003	2002

Transaction Services	$26,645	$11,430
Laboratory Communication Solutions	5,526	6,128
Corporate	3,638	2,594

	$35,809	$20,152

     SG&A expenses in the Transaction Services segment increased 133% during 2003 over the same period last year, primarily due to the incremental expenses incurred in the operations of MedUnite, costs related to our HIPAA compliance efforts, implementation staffing and sales/marketing programs implemented since last year. Segment SG&A expenses as a percentage of segment net revenues increased to 57% for 2003 compared to 51% in 2002 due to the higher expense run rate in the MedUnite operations earlier in the 2003 period compared to our existing business. While we incurred significant SG&A costs related to the MedUnite operations in the first quarter of 2003, we were successful at significantly reducing the monthly operating expenses in the second and third quarters of 2003 and thus achieving much improved results in the second half of the year. We were successful in eliminating or renegotiating substantial telecommunication expenses and duplicative contact management, human resources and customer relationship management systems. However, this improvement was somewhat offset as the development projects related to the integration of MedUnite were moved into production resulting in a decrease in the amount of capitalized development related to our real-time and PhoenixTM platforms. By the end of the 2003 period based on our unaudited fourth quarter results, SG&A expenses in this segment were 51% of segment revenues and indicative of the run rate we expected for a combined operation.

     SG&A expenses in our Laboratory Communications Solutions segment decreased by 10% in the 2003 period from the same period last year primarily due to cost cutting measures implemented in the third quarter of 2002. Segment SG&A expenses as a percentage of segment net revenues remained the same at 22% for both periods.

     Corporate SG&A expenses increased 40% for the 2003 period compared to same period of last year due to increased insurance premiums, professional fees and personnel costs. We expect our Corporate SG&A expenses to increase in 2004 as a result of our compliance efforts related to the Sarbanes-Oxley Act of 2002 and financial systems consolidation plans for 2004.

     Depreciation and Amortization. Consolidated depreciation and amortization increased by $3.7 million to $6.3 million for 2003 from $2.6 million for 2002. This increase was primarily due to $1.5 million for the amortization of intangible assets acquired in the MedUnite acquisition, which includes amortization of ProxyMed.net, our real-time network based on the technology platform acquired from MedUnite, and the amortization of the customer relationships acquired from MedUnite. Amortization of intangible assets related to additional capitalized software development increased in late 2003 as we placed the PhoenixTM platform into production and commenced the amortization of this asset. Depreciation and amortization classified by our reportable segments is as follows:

In thousands	2003	2002

Transaction Services	$4,754	$1,581
Laboratory Communication Solutions	1,369	857
Corporate	193	198

	$6,316	$2,636

     Loss on Disposal of Assets. As a result of the consolidation of the ProxyMed and MedUnite offices in Atlanta during 2003, we recorded $0.1 million in net losses primarily related to the disposition of certain assets owned and leased that were acquired in the acquisition of MDP Corporation in 2001. (Gain) loss on disposal of assets classified by our reportable segments is as follows:

In thousands	2003	2002

Transaction Services	$107	$—
Laboratory Communication Solutions	(6)	—
Corporate	10	—

	$111	$—

     Write-off of Impaired and Obsolete Assets. As a result of our periodic review for impairment, we wrote off $0.5 million in customer relationships related to our 2002 acquisitions of KenCom and MDIP and $0.1 million in capitalized software during the 2003 period. During 2002, we wrote off $38,000 in capitalized programming costs in connection with the development of our real-time transaction processing applications as a result of acquiring the same functionality in the software platforms acquired from MedUnite. These write-offs are expected to lower amortization expense by $0.1 million in 2004. Impairment charges classified by our reportable segments are as follows:

In thousands	2003	2002

Transaction Services	$193	$38
Laboratory Communication Solutions	348	—

	$541	$38

     Operating Income (Loss). As a result of the foregoing, consolidated operating loss for 2003 was $3.6 million compared to operating income of $1.3 million for 2002. Operating income (loss) classified by our reportable segments is as follows:

In thousands	2003	2002

Transaction Services	$(920)	$597
Laboratory Communication Solutions	1,119	3,535
Corporate	(3,841)	(2,792)

	$(3,642)	$1,340

     Interest income (expense), net. Consolidated net interest expense was $0.9 million compared to net interest income of $0.3 million for 2002. This increase in expense is primarily due to interest related to ProxyMed’s convertible debt issued to the former owners of MedUnite and the financing of certain liabilities of MedUnite during the 2003 period, and lower interest income earned on a smaller investment base at lower interest rates.

     Other Income (Expense), net. In conjunction with our distribution and marketing agreement with PlanVista for claims re-pricing services signed in June 2003, we received a warrant to purchase up to 15% of PlanVista common stock that expired in December 2003. The warrant was initially valued at $0.5 million and recorded as an asset. During the term the warrant was outstanding, the value of the warrant was evaluated at the end of each calendar quarter. On September 30, 2003, the value of the warrant increased to approximately $5.3 million primarily as a result of an increase in the market value of PlanVista common stock and this increase was reflected as other income in the statement of operations during the third quarter of 2003. Upon expiration of the warrant in December 2003, we recorded an impairment loss in the amount of $5.3 million resulting in a net impairment loss in the amount of $0.5 million (representing the original value of the warrant) for the 2003 year.

     Net Income (Loss). As a result of the foregoing, consolidated net loss for 2003 was $5.0 million compared to net income of $2.0 million for 2002.

     Deemed Dividends and Other Charges. We did not incur deemed dividends and other charges during 2003. During 2002, we incurred deemed dividends and other charges of $0.6 million as a result of non-cash accounting charges for the conversion of 31,650 preferred shares into 242,510 shares of common stock by our Series C preferred shareholders in 2002 pursuant to our offer to convert their shares commencing in December 2001.

     Net Income (Loss) Applicable to Common Shareholders. As a result of the foregoing, we reported net loss applicable to common shareholders of $5.0 million for 2003 compared to a net loss applicable to common shareholders of $1.3 million for 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Net Revenues. Consolidated net revenues for 2002 increased by $7.0 million or 16%, to $50.2 million from consolidated net revenues of $43.2 million for 2001. Net revenues classified by our reportable segments are as follows:

In thousands	2002	2001

Transaction Services	$22,439	$16,938
Laboratory Communication Solutions	27,743	26,292

	$50,182	$43,230

     Net revenues in our Transaction Services segment increased by 32% primarily due to a 30% increase in the number of electronic clinical and financial healthcare transactions processed through Phoenix (previously called "ProxyNet”). Total transactions grew from 87.9 million transactions in the 2001 period to 114.2 million transactions in 2002. Core transaction growth is up 47% from the 2001 period. The increase in transaction volume was primarily attributable to internal growth in both claims and statements processed. Additionally, we continued to make progress in our cross-selling efforts to our existing customers resulting in an increase of transaction services utilized per directly contracted provider from a 1.3 (estimated) in 2001 to 2.5 in 2002. A summary of the number of transactions we processed for the periods presented is as follows:

In thousands	2002	2001

Core transactions	89,123	60,523
Encounters	25,045	27,419

Total transactions	114,168	87,942

     “Core” transactions represent all transactions except for encounters. “Encounters” are an administrative reporting transaction for payers but do not generate revenue for the provider who must submit them. Accordingly, rather than submitting on a routine basis, most providers choose to periodically “catch up” on their submissions, creating monthly and quarterly swings in both the number of encounters we process and what percentage of our transaction mix they represent. Since encounters are at a significantly lower price point than claims, these swings make it difficult to easily analyze our quarter-over-quarter growth in our core business. In addition, we do not expect our encounter volume to grow on an annual basis, as payers are not expanding the capitated service model that is the foundation of encounters. Therefore, we believe that breaking out encounters shows more clearly our growth in core transactions, which are the growth engine for our Transaction Services segment.

     We exited the year on an annualized run rate of over 120 million total transactions for ProxyMed on a stand-alone basis. The acquisition of MedUnite added another 90 million transactions; therefore, we exited 2002 with a combined annualized run rate of almost 210 million total transactions.

     For 2002, approximately 45% of our revenues came from our Transaction Services segment, compared to 39% from this segment for 2001.

     Laboratory Communication Solutions’ net revenues increased by 6% primarily due to the acquisition of KenCom and an increase in contract manufacturing revenues, offset by decreases in sales and leases of communication devices, and field service revenues.

     Cost of Sales. Consolidated cost of sales decreased from 54% in 2001 to 52% in 2002. Cost of sales classified by our reportable segments is as follows:

In thousands	2002	2001

Transaction Services	$8,793	$6,531
Laboratory Communication Solutions	17,223	16,895

	$26,016	$23,426

     Cost of sales in the Transaction Services segment consists of transaction fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, revenue sharing arrangements with our business partners, third-party database licenses, and certain labor and travel expenses. Cost of sales as a percentage of revenues remained constant at 39% for 2002 and 2001.

     Cost of sales in the Laboratory Communication Solutions segment includes hardware, third-party software, consumable materials, direct manufacturing labor and indirect manufacturing overhead (as a result of reclassifications that were done in 2003 between SG&A and cost of sales). Cost of sales as a percentage of revenues decreased to 62% for 2002 compared to 64% for 2001 primarily as a result of a change in the mix of revenues from higher margin leases of communication devices (as our lease base shrinks) to lower margin device sales and contract manufacturing.

     Selling, General and Administrative Expenses. Consolidated SG&A increased for 2002 by $1.9 million, or 10%, to $20.2 million from consolidated SG&A of $18.2 million for 2001. Consolidated SG&A expenses as a percentage of consolidated revenues decreased to 40% for 2002 compared to 42% in 2001. SG&A expenses classified by our reportable segments are as follows:

In thousands	2002	2001

Transaction Services	$11,430	$9,906
Laboratory Communication Solutions	6,128	5,150
Corporate	2,594	3,193

	$20,152	$18,249

     Transaction Services’ SG&A expenses for 2002 increased 15% over 2001 primarily due to adding associates in our Payer Services transaction business sales and marketing teams to drive our core revenue growth and in our technical and development areas as it relates to our HIPAA compliance efforts, and incremental expenses incurred at our South Dakota operations as a result of our acquisition of MDIP. These increases were offset by the capitalization of payroll and other costs for HIPAA and private label internal-use software projects for 2002. Segment SG&A expenses as a percentage of segment net revenues decreased to 51% for 2002 compared to 58% for 2001 due to the operational leverage inherent in the business. As we increase the number of transactions we process, we do not experience a direct correlation in our costs due to the semi-fixed nature of operating expenses in this segment.

     Laboratory Communication Solutions’ SG&A expenses for 2002 increased by 19% primarily due to incremental expenses incurred for the May 2002 acquisition and operations of KenCom plus increases in contract manufacturing personnel. As a result, segment SG&A expenses as a percentage of segment net revenues increased to 22% for 2002 compared to 20% for 2001. However, in the fourth quarter of 2002, we enacted several cost containment programs in an effort to curtail spending.

     Corporate SG&A expenses decreased 19% for 2002 compared to 2001 primarily due to the non-cash compensatory warrants and the additional accrual recorded for our software licensing contingency for 2001.

     Depreciation and Amortization. Consolidated depreciation and amortization decreased by $5.5 million to $2.6 million for 2002 from $8.2 million for 2001. This decrease was primarily from a reduction in amortization expense due to the conclusion of amortization of certain intangible assets in 2001 related to prior acquisitions in our Transaction Services segment and the adoption of SFAS No. 142 on January 1, 2002, offset by amortization of identifiable intangible assets (other than goodwill) related to the acquisitions of KenCom, MDIP, and the customer relationships of Claimsnet.com in September 2002 for $0.7 million. Amortization expense related to these acquisitions is expected to be approximately $0.1 million per quarter through the first quarter of 2005. Depreciation and amortization classified by our reportable segments is as follows:

In thousands	2002	2001

Transaction Services	$1,581	$7,285
Laboratory Communication Solutions	857	561
Corporate	198	330

	$2,636	$8,176

     Operating Income (Loss). As a result of the foregoing, consolidated operating income for 2002 was $1.3 million compared to a loss of $6.7 million for 2001. Operating income (loss) classified by our reportable segments is as follows:

In thousands	2002	2001

Transaction Services	$597	$(6,859)
Laboratory Communication Solutions	3,535	3,686
Corporate	(2,792)	(3,539)

	$1,340	$(6,712)

     Write-off of Impaired and Obsolete Assets. For the 2002 period, we wrote off $38,000 in capitalized programming costs in connection with the development of our real-time transaction processing applications as a result of acquiring the same functionality in the software platforms acquired from MedUnite in December 2002. As a result of our periodic review of fixed assets and co-location of our clinical production network, in December 2001 we wrote off $0.1 million in obsolete fixed assets, which consisted of primarily computer hardware and software.

     Interest Income (Expense), net. Consolidated net interest income for 2002 was $0.3 million compared to net interest expense of $0.1 million for 2001. This net increase is primarily due to higher cash balances as a result of our investment from GAP in April 2002, even though effective interest rates are lower for 2002 compared to 2001 on the cash invested.

     Net Income (Loss). As a result of the foregoing, consolidated net income for 2002 was $2.0 million compared to a net loss of $6.8 million for 2001.

     Deemed Dividends and Other Charges. We incurred deemed dividends and other charges of $0.6 million for 2002 as a result of non-cash accounting charges for the conversion of 31,650 preferred shares into 242,510 shares of common stock by our Series C preferred shareholders in 2002 pursuant to our offer to convert their shares commencing in December 2001. For the 2001 period, we incurred total deemed dividend and other charges of $12.3 million primarily as a result of non-cash accounting charges from the anti-dilution reset in number and price of certain warrants issued to our Series B preferred shareholders in February 2001, non-cash accounting charges from the exchange of 271,700 warrants into 218,828 shares of common stock by our Series B preferred shareholders in April 2001, non-cash accounting charges from the exchange of 1,412,033 warrants into 1,050,691 shares of common stock by our Series C preferred shareholders in August 2001, non-cash accounting charges related to the conversion of our Series C preferred into 1,296,126 shares of common stock pursuant to our Conversion Offer through December 31, 2001, non-cash charges from the anti-dilution reset in number and price of certain warrants issued to our remaining Series B preferred warrant holder in December 2001 as a result of the reduced conversion price pursuant to our Conversion Offer to Series C preferred stockholders and dividends paid to the holder of our Series B Preferred stock (which was fully converted in October 2001) and dividends paid to our Series C preferred shareholders through the issuance of shares of common stock.

     Net Income (Loss) Applicable to Common Shareholders. As a result of the foregoing, we reported net income applicable to common shareholders of $1.3 million for 2002 compared to a net loss applicable to common shareholders of $19.1 million for 2001.

Liquidity and Capital Resources

     In 2003, cash provided by operating activities totaled $1.5 million. Cash used for investing activities totaled $9.6 million and consisted primarily of payments of costs related to the acquisition of MedUnite, capital expenditures and capitalized software. Cash used in financing activities totaled $3.0 million mainly due to repayments of notes payable, other long-term debt, and payments related to capital leases.

     In 2002, cash provided by operating activities was $2.8 million. During this period, we paid $9.1 million ($10.0 million cash less $0.9 million cash acquired, in addition to $13.4 million (now $13.1 million after a claim against the portion held in escrow) in 4% convertible notes due December 2008) for our acquisition of MedUnite; we paid $2.9 million ($3.2 million adjusted cash purchase price less $0.3 million cash acquired, in addition to 30,034 shares of our common stock valued at $0.6 million) for our acquisition of KenCom; we paid $2.4 million for our acquisition of MDIP; paid $0.7 million for our acquisition of customer relationships from Claimsnet.com; paid in full our $7.0 million promissory note for our acquisition of MDP; and paid $2.0 million for fixed assets and capitalized software. These activities were principally financed through a private placement of our common stock valued at $25.0 million (resulting in net proceeds to us of $24.9 million) in April 2002, proceeds of $0.5 million from the exercise of 34,500 Series B warrants, and available cash resources.

     We had cash and cash equivalents totaling $5.3 million as of December 31, 2003 compared to $16.4 million at December 31, 2002. These available funds will be used for operations, strategic acquisitions, the further development of our products and services, and other general corporate purposes. We continue to evaluate other acquisition opportunities and strategic alternatives that may add synergies to our product offerings and business strategy.

     On March 2, 2004, we acquired PlanVista through the issuance of 3.6 million shares of our common stock (valued at $69.3 million). In addition, we raised an additional $24.1 million in a private placement sale of our common stock and drew down $4.4 million on our asset-based line of credit. These funds, along with available cash resources, were used to satisfy $27.4 million of PlanVista’s debt and other obligations outstanding as of the effective time of the acquisition.

     At the current time, we do not have any material commitments for capital expenditures except for the final installment related to the licensing of software for use in our internal systems in the amount of $0.2 million due in the first quarter of 2004

     We expect to incur $1.0 million for various development projects scheduled to be undertaken by us in 2004 (including $0.3 million related to projects at PlanVista). Additionally, we anticipate spending approximately $5.8 million (including the $0.2 licensing commitment above and $1.1 million at PlanVista) primarily for hardware and software costs related to enhancements to our technical infrastructure and administrative systems.

     At the time we acquired MedUnite at the end of 2002, MedUnite had incurred significant losses since its inception and was utilizing cash significantly in excess of amounts it was generating primarily due to technical and research and development activities related to their various processing platforms. As a result, there were substantial liabilities and obligations as well as future commitments (both known and unknown at December 31, 2002) associated with the business in addition to the transaction and exit costs associated with the acquisition. In an effort to immediately curtail and reduce the expenditure levels, MedUnite’s senior management team was terminated along with approximately 20% of the general workforce, and in February 2003, and we moved our Atlanta facility into MedUnite’s Norcross facility. While we did not achieve the expected reductions in MedUnite’s cost early in the first quarter, we did exit the first quarter on an expense run rate in line with our expectations. Furthermore, during the second and third quarters of 2003, we continued expense reductions by successfully eliminating or renegotiating substantial telecommunication expenses and eliminating duplicative contact management, human resources and customer relationship management systems. Additionally, in April

2003, we terminated the San Diego facility lease effective July 1, 2003 in return for a $0.8 million letter of credit held by the current landlord and furniture at the facility.

     By December 31, 2003, we had paid all but $0.2 million of the transaction and exit costs associated with the MedUnite acquisition. As a result of our negotiations, the original $8.3 million in transaction and exit costs were ultimately settled for approximately $6.7 million, representing a savings of $1.6 million.

     Additionally, other MedUnite contractual obligations have been canceled or renegotiated with the respective vendors. We have entered into financing agreements with certain major vendors as a means of settling liabilities that existed at December 31, 2002, and to date have financed $3.4 million of liabilities to one vendor; $2.0 million in net liabilities to a former owner of MedUnite; and $0.4 million for a required insurance policy as part of the acquisition. Between these financing agreements, existing capital leases, and the convertible notes issued in the acquisition, we incurred significant interest expense charges in 2003.

     In December 2003, we closed on a $12.5 million asset-based line of credit with our commercial bank. Borrowing under such facility is subject to eligible cash, accounts receivable, and inventory and other conditions. Borrowings bear interest at the prime rate plus 0.5% or at LIBOR plus 2.25% (or LIBOR plus 0.75% in the case of borrowings against eligible cash only). As of December 31, 2003, there were no borrowings against this line of credit. However, as a result of our acquisition of PlanVista, we drew down $4.4 million against this line at the end of February 2004. At this time, the assets of PlanVista are not eligible collateral for this line of credit due to covenants of the senior debt in place at PlanVista.

     As noted above, with our acquisition of PlanVista on March 2, 2004, we utilized the $24.1 million in proceeds raised from our private placement, drew $4.4 million on our line of credit and used available cash to satisfy $27.4 million of PlanVista’s debt and other obligations outstanding as of the effective time of the acquisition. As a result of the acquisition, we acquired a cash flow positive company with $20.4 million in senior debt due in May 2005 (at an interest rate of 6% until December 2004 when the interest rate increases to 10%). While it is our intent to satisfy this debt either through refinancing, obtaining a senior line of credit, or possible equity raise, we will incur substantial additional cash interest charges until we do so. We may be unable to raise additional funds.

     The following table represents our contractual cash obligations due over the next several years (including a separate table for PlanVista commencing after the acquisition). At the present time, none of our contractual cash obligations extend beyond 2006 except for the maturity of our $13.1 million in convertible notes on December 31, 2008 (assuming no prior conversion). Operating leases are shown net of any sublease agreements.

In thousands	2004	2005	2006	2007	2008
Interest on convertible notes (1)	$525	$525	$525	$525	$525
Convertible notes (1)	—	—	—	—	13,137
Notes payable	1,890	1,758	354	—	—
Capital lease obligations	218	96	6	—	—
Operating leases	1,275	451	9	—	—
Acquisition related costs	865	—	—	—	—
Other obligations	164	—	—	—	—

Subtotal ProxyMed	4,937	2,830	894	525	13,662

Interest on senior and other debt	1,195	744	—	—	—
Senior debt	2,000	18,395	—	—	—
Notes payable	1,084	—	—	—	—
Operating leases	389	101	56	53	11

Subtotal PlanVista	4,668	19,240	56	53	11

Grand total	$9,605	$22,070	$950	$578	$13,673

(1)     Assumes no conversion of convertible notes.

     We believe that we have sufficient cash and cash equivalents on hand to fund our future operational capital requirements and expenditures, and a sufficient level of capital in order to fund specific research and development projects or to pursue smaller additional strategic acquisitions. Even with the positive cash flow expected to be generated from our operations, we anticipate that we will need to refinance the PlanVista debt, obtain a senior line of credit, or raise capital in order to satisfy this debt on or before maturity. However, if we require additional funding in the future to satisfy any of our outstanding, future obligations, or further our strategic plans, there can be no assurance that any additional funding will be available to us, or if available, that it will be available on acceptable terms. If we are successful in obtaining additional financing, the terms of the financing may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of our common stock. We believe that if we are not successful in obtaining additional financing for further product development or strategic acquisitions, such inability may adversely impact our ability to successfully execute our business plan and may put us at a competitive disadvantage.

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

     Revenue Recognition — Transaction Services fee revenue is recorded in the period the service is rendered. Certain transaction fee revenue may be subject to revenue sharing per agreements with resellers, vendors or gateway partners and are recorded as gross revenues. Revenue from sales of inventory and manufactured goods is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. Revenue from certain up-front fees is amortized ratably over the expected life of the customer or contract. Revenue from hardware leases, network access and maintenance fees is recognized ratably over the applicable period.

     Goodwill — We adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under SFAS No. 142, goodwill is reviewed at least annually for impairment. This adoption resulted in the reduction of approximately $0.8 million of amortization relating to its existing goodwill each quarter, which would have otherwise been recorded through the first quarter of 2004. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a “fair value” methodology versus an undiscounted cash flow method required under previous accounting rules. In accordance with our adoption of SFAS No. 142, we completed our annual tests at December 31, 2003 and 2002 utilizing various valuation techniques including a market value analysis. No impairment charges were recorded as a result of these tests.

     Capitalized Software Development and Research and Development — Costs incurred internally and fees paid to outside contractors and consultants during the application development stage of our internally used software products are capitalized. Costs of upgrades and major enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades are expensed as incurred. All other costs are expensed as incurred as research and development expenses (which are included in “Selling, general and administrative expenses”). Application development stage costs generally include software configuration, coding, installation to hardware and testing. Once the project is completed, capitalized costs are amortized over their remaining estimated economic life. Our judgment is used in determining whether costs meet the criteria for immediate expense or capitalization. We periodically review projected cash flows and other criteria in assessing the impairment of any internal-use capitalized software and take impairment charges as needed.

     Equity Transactions — Over the past three years, we have engaged in various equity transactions. These transactions were first aimed at providing capital to continue to operate and grow our business and then became a critical step aimed at simplifying our capital structure. These transactions are complex and require the application of various accounting rules and standards that have resulted in significant cash and non-cash charges reflected primarily as deemed dividend charges included our net loss applicable to common shareholders. Additionally, the valuation of the PlanVista warrant was based on a series of assumptions that are used in a complex financial model. This warrant’s value of $0.5 million was written off upon its expiration in December 2003.

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

New Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities”. FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights; or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. Currently we do not have variable interest entities, therefore we do not believe that the implementation of FIN No. 46 will have a material effect on our consolidated financial statements and related disclosures.

     In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provision that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. We do not believe that the implementation SFAS No. 149 will have a material effect on its consolidated financial statements and related disclosures.

     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments; (2) obligations to repurchase the issuer’s equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a freestanding financial instrument as a financial instrument that (1) is entered into separately and apart from any of the entity’s other financial instruments or equity transactions; or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately. For all other instruments of public companies, SFAS No. 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS No. 150 by reporting the cumulative effect of a change in an accounting principle. SFAS No. 150 prohibits entities from restating financial statements for earlier years presented. We do not expect the adoption of SFAS No. 150 to have a material impact on our financial statements.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

     Statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements present our expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. In particular, these include statements relating to: our ability to identify suitable acquisition candidates; our successful integration of PlanVista, MedUnite and any other future acquisitions; our ability to successfully develop, market, sell, cross-sell, install and upgrade our clinical and financial transaction services and applications to new and current physicians, payers, medical laboratories and pharmacies; our ability to compete effectively on price and support services; our ability to increase revenues and revenue opportunities; and our ability to meet expectations regarding future capital needs and the availability of credit and other financing sources.

     All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, synergies, accretion, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings, approvals and closings relating to the merger or other planned acquisitions; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

     Actual results may differ significantly from projected results due to a number of factors, including, but not limited to, the soundness of our business strategies relative to perceived market opportunities; our assessment of the healthcare industry’s need, desire and ability to become technology efficient; market acceptance of our products and services; and our ability and that of our business associates to comply with various government rules regarding healthcare information and patient privacy. These and other risk factors are more fully discussed starting on page 23 and elsewhere in this Form 10-K, which we strongly urge you to read.

     Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Shareholders are cautioned not to put undue reliance on any forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any intent or obligation to update any forward-looking statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

     We have not had any change in or disagreement with our accountants on accounting and financial disclosures during our two most recent fiscal years or any later interim period.

ITEM 9A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures are effective to ensure that the information the Company is required to disclose in reports that it files or submits under the Exchange Act is communicated to management, including, the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms.

PART III

     The information required in Item 10 (Directors and Officers of the Registrant), with the exception of the information required by Item 401 of Regulation of S-K, Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Managers and Equity Compensation Plan Information), Item 13 (Certain Relationships and Related Transactions), and Item 14 (Principal Accountant Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our Company’s directors and executive officers are as follows:

Name	Age	Position
William L. Bennett	54	Director

Edwin M. Cooperman (1)	60	Director

Phillip S. Dingle	42	Executive Vice President and Chief Executive Officer - PlanVista

Gregory J. Eisenhauer, CFA	45	Executive Vice President and Chief Financial Officer

Michael S. Falk (2)	42	Director

John Paul Guinan	43	Executive Vice President and Chief Technology Officer

Nancy J. Ham	42	President and Chief Operating Officer

Lonnie W. Hardin	49	Senior Vice President — Payer Services

A. Thomas Hardy	50	Senior Vice President — Laboratory Services and President — Key Communications Service, Inc.

Thomas E. Hodapp (2)	45	Director

Michael K. Hoover	48	Chairman of the Board and Chief Executive Officer

Braden R. Kelly (2)	33	Director

Jeffrey L. Markle	55	Senior Vice President and President /Chief Operating Officer — PlanVista

Kevin M. McNamara (1)	48	Director

Judson E. Schmid	42	Executive Vice President, Chief Accounting Officer and Treasurer

Eugene R. Terry (1)	65	Director

Timothy J. Tolan	45	Executive Vice President — Sales and Account Management

Thomas C. Wohlford	50	Senior Vice President — Submitter Services

(1)	Member of the Audit Committee, the Chairman of which is Mr. McNamara.
(2)	Member of the Compensation Committee, the Chairman of which is Mr. Falk.

     William L. Bennett was appointed as a director of ProxyMed in March 2004 in connection with ProxyMed’s acquisition of PlanVista. From January 1998 to March 2004, Mr. Bennett was the Vice Chairman of the Board of PlanVista. Mr. Bennett served as the Chairman of the Board from December 1994 to December 1997 and had been a director since August 1994. Since February 2000, Mr. Bennett has been a partner and is Director of Global Recruiting and Managing Director of Monitor Company Group, L.P., a strategy consulting firm and merchant bank. From May 1991 to May 2001, he was a director of Allegheny Energy, Inc., an electric utility holding company. Until March 1995, Mr. Bennett served as Chairman and Chief Executive officer of Noel Group, Inc., a publicly traded company that held controlling interests in small to medium-sized operating companies. Previously, Mr. Bennett was Co-Chairman and Chief Executive officer of Noel Group, Inc. from November 1991 to July 1994. Mr. Bennett is a director of Sylvan, Inc., a publicly traded company that produces mushroom spawn and fresh mushrooms.

     Edwin M. Cooperman has served as a director of ProxyMed since July 2000. He is a principal of T.C. Solutions, a privately-held investment and financial services consulting firm. Previously, Mr. Cooperman was Chairman of the Travelers Bank Group and Executive Vice President, Travelers Group, where he was responsible for strategic marketing, the integration of Travelers brands and products, joint and cross marketing efforts and corporate identity strategies, as well as expanding the Travelers Bank Group’s credit card portfolios. After joining Travelers in 1991, Mr. Cooperman became Chairman and CEO of Primerica Financial Services Group, which comprises Primerica Financial Services, Benefit Life Insurance Company and Primerica Financial Services Canada. Previous to this, Mr. Cooperman served at American Express where he became Chairman and Co-Chief Executive of Travel Related Services, North America. Mr. Cooperman is also a director of Comdial Corporation and Grannum Value Mutual Fund.

     Phillip S. Dingle joined ProxyMed in March 2004 and currently serves as Executive Vice President of ProxyMed and Chief Executive Officer of PlanVista. Prior to joining ProxyMed, Mr. Dingle served as Chairman of the Board, and Chief Executive Officer of PlanVista since May 2001, and was President and Chief Executive Officer from October 2000 to May 2001. Mr. Dingle served as President and Chief Operating officer of PlanVista from June 2000 to September 2000, as Executive Vice President and Chief Financial Officer from January 1999 to May 2000, and as Senior Vice President and Chief Counsel from August 1996 to December 1998. Prior to August 1996, Mr. Dingle was a partner with the law firm of Hill, Ward & Henderson, P.A. in Tampa, Florida.

     Gregory J. Eisenhauer, CFA joined ProxyMed in December 2003 and currently serves as Executive Vice President and Chief Financial Officer of ProxyMed. Mr. Eisenhauer has extensive experience in healthcare, mergers and acquisitions, and investor relations. Before joining ProxyMed, he served as Executive Vice President, Chief Financial Officer and Secretary for U.S. Healthworks, a national occupational healthcare services company headquartered in Alpharetta, Georgia. From 1993 to 2002, Mr. Eisenhauer was with RehabCare Group (NYSE: RHB), a company that grew from $40 million in revenue to over $500 million in revenue during his tenure, which culminated in Mr. Eisenhauer’s appointment as Senior Vice President, Chief Financial Officer and Secretary. Among other accomplishments, Mr. Eisenhauer was responsible for acquisitions that contributed significantly to the growth. In 2000, RehabCare was the number one percentage gaining company on the New York Stock Exchange. Prior to RehabCare, he was with Sverdrup Corporation and APEX Oil. Mr. Eisenhauer is a Chartered Financial Analyst and has an MBA in finance from the University of St. Louis and an undergraduate finance degree from the University of Missouri.

     Michael S. Falk has served as a director of ProxyMed since July 2000. Mr. Falk is the co-founder of Commonwealth Associates L.P., a New York-based merchant bank founded in 1988, and served as Chairman and Chief Executive Officer from 1995 until 2002. Currently, he is Chairman and Chief Executive Officer of Commonwealth Associates Group Holdings, and a managing partner of ComVest Investment Partners and various related investment partnerships. He currently serves as a director of the CARE fund. Mr. Falk is Chairman of Comdial Corporation and was a director of PlanVista Corporation. Mr. Falk holds a B.A. degree in Economics from Queens College and attended the Stanford University Executive Program for Smaller Companies.

     John Paul Guinan joined ProxyMed in April 1993 and currently serves as Executive Vice President and Chief Technology Officer. Mr. Guinan served as President and a director of ProxyMed between June 1995 and December 1999. He was also its Chief Operating Officer from August 1996 to January 1998. He was an Executive Vice President of ProxyMed from July 1993 until June 1995. From March 1993 to June 1993, Mr. Guinan was the Chief Executive Officer and co-founder of ProxyScript, Inc., which ProxyMed acquired in June 1993. From 1989 until April 1993, Mr. Guinan founded and developed two companies: The Desktop Professionals, Inc., a company which supplied automation systems to South Florida professional offices; and POSitive Thinking, Inc., a software development company which specialized in point-of-sale systems. He received both a B.S. degree in Computer Science and a Juris Doctor degree from the University of Miami.

     Nancy J. Ham joined ProxyMed in October 2000 and currently serves as President and Chief Operating Officer. Prior to joining ProxyMed in October 2000, Ms. Ham served as General Manager, Institutional and Connectivity Services of Healtheon/WebMD Corporation from June 1999 to March 2000. She originally joined Healtheon in May 1998 with its acquisition of ActaMed Corporation, where she had served with Mr. Michael K. Hoover, ProxyMed’s Chairman and CEO, as Chief Financial Officer and Senior Vice President, Business Development. Upon the merger with WebMD Corporation, she became General Manager. Before joining ActaMed in 1993, Ms. Ham was a Director, Corporate Finance at Equifax, Inc. from 1992 to 1993, and prior to that spent five years with GE Capital’s Corporate Finance Group. Ms. Ham has a B.A. from Duke University and a Masters in International Business Studies from the University of South Carolina.

     Lonnie W. Hardin joined ProxyMed in November 1997 in connection with its acquisition of US Healthdata Interchange, Inc. (“USHDI”), and since October 2000 has been serving as Senior Vice President of Payer Services and from November 1997 to October 2000 as the Senior Vice President of Field Claims Operations. Prior to joining ProxyMed, Mr. Hardin was employed by US Health Data Interchange, Inc. from 1991 through 1997, during which time he held the positions of Vice President — Sales/Marketing and General Manager.

     A. Thomas Hardy joined ProxyMed in December 1998 in conjunction with ProxyMed’s acquisition of Key Communications Service, Inc. and since January 2000, has served as President and Chief Operating Officer of Key Communications. From October 2000, Mr. Hardy has also served as Senior Vice President of Laboratory Services of ProxyMed. Mr. Hardy joined Key Communications in 1995 where he served as Key Communications’ Executive Vice President and Chief Financial Officer. Mr. Hardy is a certified public accountant and has a BBA in Business from Georgia College & State University and a MBA degree from the University of Arkansas.

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

     Jeffrey L. Markle joined ProxyMed in March 2004 and currently serves as Senior Vice President of the Company and President/Chief Operating Officer of PlanVista. Before joining ProxyMed, Mr. Markle served as the President and Chief Operating Officer of PlanVista since May 2001 and served as a director from July 2001 to April 2002. From July 1999 to May 2001, Mr. Markle was the Executive Vice President — Medical Cost Management and from June 1998 to June 1999, Mr. Markle was the Senior Vice President — Medical Loss Management. From 1996 to 1998, Mr. Markle was Vice President of the US Group Operations for Swiss Re Life & Health, a reinsurance company in Toronto. From 1994 to 1996, he was Vice President and General Manager of the Canadian Operations of Osten Kimberly Quality Care, a home healthcare company. From 1991 to 1993, he was Chief Operating Officer of Medisys Health Group, Inc., a preventive healthcare company in Canada, and from 1989 to 1991 he was President and Chief Executive Officer of Oaurentian Health Services, an executive and occupational health services company.

     Kevin M. McNamara – was appointed as a director of ProxyMed in September 2002. Mr. McNamara currently serves as Chief Financial Officer of HCCA International, Inc., a healthcare management and recruitment company. From November 1999 until February 2001, Mr. McNamara served as Chief Executive Officer and a director of Private Business, Inc., a provider of electronic commerce solutions that help community banks provide accounts receivable financing to their small business customers. From 1996 to 1999, Mr. McNamara served as Senior Vice President and Chief Financial Officer of Envoy. Before joining Envoy, he served as president of NaBanco Merchant Services Corporation, then one of the world’s largest merchant credit card processors. Mr. McNamara currently serves on the Board of Directors of Luminex Corporation, a medical device company and several private companies. He is a Certified Public Accountant and holds a B.S. in Accounting from Virginia Commonwealth University and a Masters in Business Administration from the University of Richmond.

     Judson E. Schmid joined ProxyMed in April 1996 and currently serves as Executive Vice President, Chief Accounting Officer and Treasurer of ProxyMed. From October 2000 to December 2003, he was ProxyMed’s Chief Financial Officer. From April 1996 to October 2000, he was ProxyMed’s Vice President — Corporate Finance and Corporate Controller. From August 1994 to September 1995, Mr. Schmid was the Corporate Controller for CardioLife Corporation, a privately-held medical provider of transtelephonic cardiac monitoring services. From September 1990 to August 1994, he was the Corporate Controller of Sports-Tech International, Inc., a publicly-held developer and supplier of computer-controlled video editing systems for the sports industry. From September 1985 to September 1990, he worked as an Audit Supervisor for two public accounting firms, including KPMG. Mr. Schmid received his undergraduate degree at the University of Florida and his Masters of Accounting at Florida Atlantic University. Mr. Schmid is a certified public accountant in Florida (inactive status elected).

     Eugene R. Terry has been a director of ProxyMed since August 1995. Mr. Terry is a pharmacist and is a principal of T.C. Solutions, a privately-held investment and financial services consulting firm. Since 2004, Mr. Terry has served as a consultant for MSO Medical, a bariatric surgery management company. Until 2001, Mr. Terry was a director on the board of In-Home Health, a home health care company acquired by Manor Care, Inc. In 1971, Mr. Terry founded Home Nutritional Support, Inc. (“HNSI”), one of the first companies established in the home infusion industry. In 1984, HNSI was sold to Healthdyne, Inc. HNSI was later sold to the W.R. Grace Group. From 1975 to 1984, Mr. Terry was also founder and Chief Executive Officer of Paramedical Specialties, Inc., a respiratory and durable medical equipment company, which was also sold to Healthdyne, Inc.

     Mr. Terry is also a director of Medical Nutrition, a nutritional products company and Intercept, an implantable drug delivery pump company.

     Timothy J. Tolan joined ProxyMed in January 2001 and currently serves as Executive Vice President — Sales and Account Management. Mr. Tolan previously served as ProxyMed’s Executive Vice President of Business Development beginning in June 2003. Before joining ProxyMed, Mr. Tolan was Vice President of Sales for ePhysician, Inc from May 2000 until his appointment at ProxyMed. He was Vice President of Sales — Lab/PBM for Healtheon/WebMD Corporation from August 1998 through May 2000. Prior to Healtheon/WebMD, Mr. Tolan also held the position of Vice President of Sales — Eastern Region for CITATION Computer Systems, a laboratory information system company. Prior to CITATION, Mr. Tolan spent twelve years in the physician practice management market.

     Thomas C. Wohlford joined ProxyMed as Senior Vice President of Submitter Services as part of the MedUnite acquisition. Mr. Wohlford was Vice President of Operations at MedUnite since January 2002. Prior to joining MedUnite, Mr. Wohlford was Vice President of Strategic Partnering with Helus, Inc., a Chicago based e-health company. From 1993 to 1999, Mr. Wohlford held executive positions with CNA Health Partners (formerly CoreSourceBurgett & Dietrich) and CNA. From 1989 to 1993, Mr. Wohlford was responsible for healthcare cost containment for Georgia-Pacific Corporation. Prior to joining G-P, he led all network development for Travelers Health Network as Vice President of Network Development from 1986 to 1989.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K

Page
(a)	(1)	The following financial statements are included in Part II, Item 8:

Consolidated Financial Statements:

		Report of Independent Certified Public Accountants	F-2

		Consolidated Balance Sheets – December 31, 2003 and 2002	F-3

		Consolidated Statements of Operations – Years Ended December 31, 2003, 2002 and 2001	F-4

		Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2003, 2001 and 2001	F-5

		Consolidated Statements of Cash Flows — Years Ended December 31, 2003, 2002 and 2001	F-6

		Notes to Consolidated Financial Statements	F-7 – F-41

	(2)	The following schedule for the years 2003, 2002 and 2001 is submitted herewith:

		Schedule II — Valuation and Qualifying Accounts - Years Ended December 31, 2003, 2002 and 2001	F-42

	(3)	Exhibits required to be filed by Item 601 of Regulation S-K as exhibits to this Report are listed in the Exhibit Index appearing on pages 55 through 60.

(b)		Reports on Form 8-K:

A Form 8-K was filed on October 31, 2003, announcing the issuance of a press release setting forth the Company’s earnings and condensed balance sheet for the three and nine months ended September 30, 2003.

A Form 8-K was filed on December 9, 2003, announcing the issuance of a joint press release regarding the Company’s execution of an Agreement and Plan of Merger by and among the Company, PlanVista Corporation, and Planet Acquisition Corp.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2004	PROXYMED, INC.

By: /s/ Michael K. Hoover Michael K. Hoover Chief Executive Officer

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael K. Hoover and Gregory J. Eisenhauer and each of them, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ Michael K. Hoover Michael K. Hoover	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 30, 2004

/s/ Gregory J. Eisenhauer Gregory J. Eisenhauer	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 30, 2004

/s/ William L. Bennett William L. Bennett	Director	March 30, 2004

/s/ Edwin M. Cooperman Edwin M. Cooperman	Director	March 30, 2004

/s/ Michael S. Falk Michael S. Falk	Director	March 30, 2004

/s/ Thomas E. Hodapp Thomas E. Hodapp	Director	March 30, 2004

/s/ Braden R. Kelly Braden R. Kelly	Director	March 30, 2004

/s/ Kevin M. McNamara Kevin M. McNamara	Director	March 30, 2004

/s/ Eugene R. Terry Eugene R. Terry	Director	March 30, 2004

EXHIBIT INDEX

Exhibit
No.	Description
2.1	Agreement and Plan of Merger, dated as of December 5, 2003, by and among the Registrant, Planet Acquisition Corp. and PlanVista Corporation (incorporated by reference to Annex A of the Registration Statement on Form S-4, File No. 333-111024).

2.2	Agreement and Plan of Merger and Reorganization dated December 31, 2002 between ProxyMed, Inc., Davie Acquisition Corp., and MedUnite Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K File No. 000-22052, reporting an event dated December 31, 2002).

2.3	Asset Purchase Agreement dated July 30, 2002 between ProxyMed, Inc. and MDIP, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K File No. 000-22052, reporting an event dated July 31, 2002).

2.4	Stock Purchase Agreement dated May 6, 2002 between ProxyMed, Inc. and KenCom Communications & Services, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K File No. 000-22052, reporting an event dated May 6, 2002).

2.5	Stock and Warrant Purchase Agreement between ProxyMed and General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co., KG and GapStar, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 000-22052, reporting an event dated March 26, 2002).

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

3.3	Articles of Amendment to Restated Articles of Incorporation of the Registrant dated March 1, 2004 (incorporated by reference to Exhibit 3.1 of Form 8-K File No. 000-22052, reporting an event dated March 2, 2004).

3.4	Articles of Amendment to Articles of Incorporation of the Registrant effective August 22, 2002.

3.5	Articles of Amendment to Articles of Incorporation of the Registrant dated December 21, 2001 (incorporated by reference to Exhibit 3.1 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).

3.6	Articles of Amendment to Articles of Incorporation dated August 21, 2001 (incorporated by reference to Exhibit 2.2 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).

Exhibit
No.	Description
3.7	Articles of Amendment to Articles of Incorporation dated July 25, 2001 (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).

3.8	Articles of Amendment to Articles of Incorporation of the Registrant effective July 14, 2000.

3.9	Articles of Amendment to Articles of Incorporation of the Registrant dated June 15, 2000 (incorporated by reference to Exhibit 3.4 of Form 10-Q/A for the period ended June 30, 2000).

4.1	Common Stock Purchase Warrants issued to First Data Corporation (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 000-22052, reporting an event dated July 8, 2003).

4.2	Form of 4% Convertible Promissory Notes dated December 31, 2002 issued in connection with the Agreement and Plan of Merger and Reorganization dated December 31, 2002 between ProxyMed, Inc., Davie Acquisition Corp., and MedUnite, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K File No. 000-22052, reporting an event dated December 31, 2002).

4.3	Form of Common Stock Purchase Warrants issued to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co., KG and GapStar, LLC (incorporated by reference to Exhibit 10.2 of Form 8-K, File No. 000-22052, reporting an event dated March 26, 2002).

4.4	Form of Exchanged Warrant to Purchase Common Stock of the Registrant dated May 4, 2000, issued to certain investors (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).

4.5	Form of New Warrant to Purchase Common Stock of the Registrant dated May 4, 2000, issued to certain investors (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).

4.6	Form of Warrant to Purchase Common Stock of the Registrant dated December 23, 1999, issued to certain investors (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated December 23, 1999).

10.1	Amended and Restated Registration Rights Agreement among the Registrant, General Atlantic Partners 77, L.P., General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, GapStar, LLC, GAPCO GmbH & Co. KG, PVC Funding Partners, LLC, ComVest Venture Partners, L.P., Shea Ventures, LLC, and Robert Priddy, dated March 2, 2004 (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated March 2, 2004).

Exhibit
No.	Description
10.2	Stock Purchase Agreement, dated as of December 5, 2003 among the Registrant, General Atlantic Partners 77, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG, PVC Funding Partners, LLC, ComVest Venture Partners, L.P., Shea Ventures, LLC, and Robert Priddy (incorporated by reference to Exhibit 2.2 of the Registration Statement on Form S-4, File No. 333-111024).

10.3	Registration Rights Agreement among the Registrant General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. KG dated April 5, 2002 (incorporated by reference to Exhibit 10.3 of Form 8-K, File No. 000-22052, reporting an event dated March 29, 2003).

10.4	Registration Rights Agreement dated December 31, 2002 among ProxyMed, Inc. and the holders of the 4% Convertible
Promissory Notes (incorporated by reference to Exhibit 10.2 of Form 8-K File No. 000-22052, reporting an event dated December 31, 2002).

10.5	Form of Indemnification Agreement for all Officers and Directors adopted May 22, 2002 (incorporated by reference to Exhibit 10.55 of Form 10-K for the period ended December 31, 2002).

10.6	Registration Rights Agreement dated May 6, 2002 ProxyMed, Inc. and Deborah M. Kennedy and Colleen Phillips-Norton (incorporated by reference to Exhibit 10.1 of Form 8-K File No. 000-22052, reporting an event dated May 6, 2002).

10.7	Registration Rights Agreement between ProxyMed and General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, and GAPCO GmbH & Co. KG (incorporated by reference to Exhibit 10.3 of Form 8-K, File No. 000-22052, reporting an event dated March 26, 2002).

10.8	Employment Letter between ProxyMed and Jeffrey L. Markle effective March 2, 2004.*

10.9	Employment Agreement between ProxyMed and Gregory J. Eisenhauer dated December 8, 2003.*

10.10	Employment Agreement between ProxyMed and Tom Wohlford dated May 13, 2003.*

10.11	Employment Agreement between ProxyMed and Rafael G. Rodriguez dated January 2, 2003 (incorporated by reference to Exhibit 10.53 of Form 10-K for the period ended December 31, 2002).*

10.12	Employment Agreement between ProxyMed and A. Thomas Hardy dated December 31, 2001 (incorporated by reference to Exhibit 10.40 of Form 10-K for the period ended December 31, 2001).*

Exhibit
No.	Description
10.13	Employment Agreement between ProxyMed and Lonnie W. Hardin dated March 29, 2001 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the period ended March 31, 2001).*

10.14	Employment Agreement between ProxyMed and Timothy J. Tolan dated January 23, 2001 (incorporated by reference to Exhibit 10.30 of Form 10-K for the period ended December 31, 2000).*

10.15	Amendment to Employment Agreement between ProxyMed and Timothy J. Tolan effective January 1, 2004.*

10.16	Employment Agreement between ProxyMed and Michael K. Hoover dated July 28, 2000 (incorporated by reference to Exhibit 99.1 of Form 10-Q for the period ended September 30, 2000).*

10.17	Amendment to Employment Agreement between ProxyMed and Michael K. Hoover effective January 1, 2004.*

10.18	Employment Agreement between ProxyMed and Judson E. Schmid dated September 29, 2000 (incorporated by reference to Exhibit 99.2 of Form 10-Q for the period ended September 30, 2000).*

10.19	Employment Agreement between ProxyMed and Nancy J. Ham dated October 2, 2000 (incorporated by reference to Exhibit 99.3 of Form 10-Q for the period ended September 30, 2000).*

10.20	Amendment to Employment Agreement between ProxyMed and Nancy J. Ham effective January 1, 2004.*

10.21	Employment Agreement between ProxyMed and John Paul Guinan (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).*

10.22	Form of bonus letter offered to executive and senior management on February 26, 2002 (incorporated by reference to Exhibit 10.54 of Form 10-K for the period ended December 31, 2002).*

10.23	2002 Stock Option Plan, as amended.*

10.24	2001 Stock Option Plan (incorporated by reference to Exhibit B of the Proxy Statement filed on June 22, 2001).*

10.25	2000 Stock Option Plan (incorporated by reference to Exhibit B of the Proxy Statement filed on July 7, 2000).*

10.26	2000-1/2 Stock Option Plan (incorporated by reference to Exhibit C of the Proxy Statement filed on July 7, 2000).*

Exhibit
No.	Description
10.27	1997 Stock Option Plan (incorporated by reference to Exhibit A of the Proxy Statement filed on May 6, 1997).*

10.28	Amended 1993 Stock Option Plan (incorporated by reference to Exhibit A of ProxyMed’s Proxy Statement for its 1994 Annual Meeting of Shareholders).*

10.29	1995 Stock Option Plan (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).*

10.30	Subscription Agreement dated December 21, 2001 for the private placement issuance of up to $8,000,000 of ProxyMed, Inc. common stock (incorporated by reference to Exhibit 10.1 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).

10.31	Placement Agency Agreement dated December 18, 2001 between ProxyMed, Inc. and Commonwealth Associates, L.P. for the private placement issuance of up to $8,000,000 of ProxyMed, Inc. common stock (incorporated by reference to Exhibit 10.2 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).

10.32	Conversion Agreement for Series C 7% Convertible Preferred shareholder pursuant to conversion offer dated December 13, 2001 (incorporated by reference to Exhibit 10.3 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).

10.33	Designation and Subscription Amendment Agreement for Series C 7% Convertible Preferred shareholder pursuant to conversion offer dated December 13, 2001 (incorporated by reference to Exhibit 10.4 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).

10.34	Loan and Security Agreement by and between ProxyMed, Key Communications Service, Inc., MedUnite Inc. and Wachovia Bank, National Association dated December 4, 2003.

10.35	Revolver Note dated December 4, 2003, issued in connection with the Loan and Security Agreement by and between ProxyMed, Key Communications Service, Inc., MedUnite Inc. and Wachovia Bank, National Association dated December 4, 2003.

10.36	Patent and Trademark Security Agreement effective as of December 4, 2003 between ProxyMed, Key Communications Service, Inc., MedUnite Inc. and Wachovia Bank, National Association.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification by Michael K. Hoover, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

Exhibit
No.	Description
31.2	Certification Gregory J. Eisenhauer, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Michael K. Hoover, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Gregory J. Eisenhauer, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensating plan or arrangement.

PROXYMED, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

PAGE
Consolidated Financial Statements

Report of Independent Certified Public Accountants	F-2

Consolidated Balance Sheets — December 31, 2003 and 2002	F-3

Consolidated Statements of Operations - Years Ended December 31, 2003, 2002 and 2001	F-4

Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2003, 2002 and 2001	F-5

Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002 and 2001	F-6

Notes to Consolidated Financial Statements	F-7 – F-41

Schedule II — Valuation and Qualifying Accounts - Years Ended December 31, 2003, 2002, and 2001	F-42

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the
Shareholders of ProxyMed, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 53 present fairly, in all material respects, the financial position of ProxyMed, Inc. and its subsidiaries (the “Company”) at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 53 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, pursuant to the adoption of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets, the Company changed its method of accounting for goodwill in 2002.

/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
March 25, 2004

PROXYMED, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002
(amounts in thousands except for share and per share data)

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$5,333	$16,378
Accounts receivable — trade, net of allowance for doubtful accounts of $882 and $1,096 respectively	10,434	10,060
Other receivables	187	503
Inventory	3,347	2,774
Other current assets	1,908	1,022

Total current assets	21,209	30,737
Property and equipment, net	4,772	5,719
Goodwill, net	30,775	32,797
Purchased technology, capitalized software and other intangible assets, net	15,884	18,220
Restricted cash	291	825
Other assets	199	406

Total assets	$73,130	$88,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$1,712	$—
Accounts payable and accrued expenses and other current liabilities	8,264	21,472
Deferred revenue	721	516

Total current liabilities	10,697	21,988
Convertible notes	13,137	13,400
Other long term debt	2,057	—
Long-term deferred revenue and other long-term liabilities	1,461	2,581

Total liabilities	27,352	37,969

Commitments and contingencies — see Note 18

Stockholders’ equity:
Series C 7% Convertible preferred stock — $.01 par value Authorized 300,000 shares; issued 253,265 shares; outstanding 2,000; liquidation preference $13,333
Common stock — $.001 par value. Authorized 13,333,333 shares; issued and outstanding 6,784,118 and 6,782,938 shares, respectively	7	7
Additional paid-in capital	146,230	146,187
Accumulated deficit	(100,273)	(95,273)
Note receivable from stockholder	(186)	(186)

Total stockholders’ equity	45,778	50,735

Total liabilities and stockholders’ equity	$73,130	$88,704

The accompanying notes are an integral part of the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31, 2003, 2002 and 2001
(amounts in thousands except for share and per share data)

	2003	2002	2001

Revenues:
Transaction fees, services and license fees	$51,813	$28,455	$23,366
Communication devices, computer systems and other tangible goods	19,743	21,727	19,864

	71,556	50,182	43,230

Costs and expenses:
Cost of transaction fees, services and license fees	15,917	8,858	6,530
Cost of tangible goods	16,504	17,158	16,896
Selling, general and administrative expenses	35,809	20,152	18,249
Depreciation and amortization	6,316	2,636	8,176
Loss on disposal of assets	111	—	—
Write-off of impaired and obsolete assets	541	38	91

	75,198	48,842	49,942

Operating income (loss)	(3,642)	1,340	(6,712)

Other income (expense), net	(496)	265	40
Interest income (expense), net	(862)	345	(126)

Net income (loss)	(5,000)	1,950	(6,798)

Deemed dividends and other charges	—	612	12,262

Net income (loss) applicable to common shareholders	$(5,000)	$1,338	$(19,060)

Basic weighted average shares outstanding	6,783,742	6,322,086	2,162,352

Basic earnings per share	$(0.74)	$0.21	$(8.81)

Diluted weighted average shares outstanding	6,783,742	6,396,893	2,162,352

Diluted earnings per share	$(0.74)	$0.21	$(8.81)

The accompanying notes are an integral part of the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2003, 2002 and 2001
(amounts in thousands except for share and per share data)

	Series B		Series C
	Preferred Stock		Preferred stock		Common stock				Note
							Additional		receivable
	Number	Par	Number	Par	Number	Par	paid-in	Accumulated	from
	of shares	value	of shares	value	of shares	value	capital	deficit	stockholder	Total

Balances, January 1, 2001	110	$—	253,265	$2	1,372,898	$1	$113,235	$(90,425)	$(436)	$22,377
Sales of common stock, net of expenses of $729,000	—	—	—	—	483,414	1	7,247	—	—	7,248
Conversion of Series B preferred stock	(110)	—	—	—	8,766	—	—	—	—	—
Conversions of Series C preferred stock	—	—	(49,466)	—	329,773	1	—	—	—	1
Conversions of Series C preferred stock pursuant to Conversion Offer	—	—	(169,149)	(2)	1,296,126	1	(32)	—	—	(33)
Exchange of Series B warrants into common stock	—	—	—	—	218,828	—	(73)	—	—	(73)
Exchange of Series C warrants into common stock	—	—	—	—	1,050,691	1	(54)	—	—	(53)
Dividends on preferred stock	—	—	—	—	133,937	—	(7)	—	—	(7)
Repayment of note from stockholder	—	—	—	—	—	—	—	—	250	250
Other, net	—	—	—	—	—	—	(39)	—	—	(39)
Net loss	—	—	—	—	—	—	—	(6,798)	—	(6,798)

Balances, December 31, 2001	—	—	34,650	—	4,894,433	5	120,277	(97,223)	(186)	22,873
Sales of common stock, net of expenses of $139,000	—	—	—	—	1,569,366	2	24,884	—	—	24,886
Common stock issued for acquired business	—	—	—	—	30,034	—	600	—	—	600
Conversions of Series C preferred stock pursuant to Conversion Offer	—	—	(31,650)	—	242,508	—	—	—	—	—
Conversions of Series C preferred stock	—	—	(1,000)	—	6,666	—	—	—	—	—
Exchange of Series B warrants into common stock	—	—	—	—	34,500	—	450	—	—	450
Exchange of Series C warrants into common stock	—	—	—	—	1,190	—	—	—	—	—
Dividends on preferred stock	—	—	—	—	4,241	—	—	—	—	—
Other, net	—	—	—	—	—	—	(24)	—	—	(24)
Net income	—	—	—	—	—	—	—	1,950	—	1,950

Balances, December 31, 2002	—	—	2,000	—	6,782,938	7	146,187	(95,273)	(186)	50,735
Exercise of stock options	—	—	—	—	555	—	7	—	—	7
Other, net	—	—	—	—	625	—	36	—	—	36
Net income	—	—	—	—	—	—	—	(5,000)	—	(5,000)

Balances, December 31, 2003	—	$—	2,000	$—	6,784,118	$7	$146,230	$(100,273)	$(186)	$45,778

The accompanying notes are an integral part of the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001
(amounts in thousands except for share and per share data)

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$(5,000)	$1,950	$(6,798)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,316	2,636	8,176
Provision for doubtful accounts	152	38	70
Provision for obsolete inventory	28	—	(50)
Non-cash interest expense	54	—	—
Write-off of obsolete and impaired assets	541	38	91
Compensatory stock options and warrants and stock compensation awards issued	—	—	433
Write-off of investment	496	—	—
Loss on disposal of fixed assets	111	—	—
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts and other receivables	(498)	(1,445)	(614)
Inventory	(601)	747	(612)
Other current assets	430	(30)	20
Accounts payable and accrued expenses	(1,173)	(1,150)	576
Deferred revenue	222	76	(264)
Other, net	440	(12)	(9)

Net cash provided by operating activities	1,518	2,848	1,019

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(14,453)	(3,000)
Acquisition of assets	—	(700)	—
Short term investments	—	(15,000)	—
Redemption of short term investments	—	15,000	—
Capital expenditures	(2,601)	(1,561)	(1,325)
Capitalized software	(1,426)	(445)	(120)
Collection of notes receivable	120	65	298
Proceeds from sale of fixed assets	395	—	—
Decrease in restricted cash	534	—	—
Payments for acquisition-related costs	(6,623)	(96)	(42)

Net cash used in investing activities	(9,601)	(17,190)	(4,189)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	24,886	7,248
Preferred stock conversion offer and warrant exchange costs	—	—	(158)
Dividends on preferred stock	—	—	(7)
Proceeds from exercise of stock options and warrants	7	450	—
Payment of note payable related to acquisition of business	—	(7,000)	—
Payment of notes payable, long-term debt and capital leases	(2,969)	(217)	(153)

Net cash provided by (used in) financing activities	(2,962)	18,119	6,930

Net increase (decrease) in cash and cash equivalents	(11,045)	3,777	3,760
Cash and cash equivalents at beginning of year	16,378	12,601	8,841

Cash and cash equivalents at end of year	$5,333	$16,378	$12,601

The accompanying notes are an integral part of the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Business and Summary of Significant Accounting Policies

(a)	Business of ProxyMed — ProxyMed, Inc. (“ProxyMed” or “the Company”) is an electronic healthcare transaction processing services company providing connectivity services and related value-added products to physician offices, payers, medical laboratories, pharmacies and other healthcare providers. With its acquisition of PlanVista Corporation (PlanVista”) on March 2, 2004 (see Note 20), the Company now offers claims repricing and cost containment services to its existing and prospective payer customers. ProxyMed’s corporate headquarters are located in Norcross, Georgia and its products and services are provided from various operational facilities located throughout the United States. The Company also operates its clinical computer network and portions of its financial and real-time production computer networks from a secure, third-party co-location site in Atlanta, Georgia.

In May 2002, the Company acquired all of the capital stock of KenCom Communications & Services, Inc., a privately-owned provider of laboratory communication solutions, for $3.2 million in cash and 30,034 shares of unregistered ProxyMed common stock (valued at $0.6 million (see Note 2(b)).

In August 2002, the Company acquired substantially all of the assets of MDIP, Inc., a privately owned company providing institutional claims processing services for $2.4 million in cash (see Note 2(c)).

On December 31, 2002, the Company acquired all of the capital stock of MedUnite, Inc., a privately-held company providing healthcare claims processing services founded by seven of the nation’s largest health insurers, for $10.0 million in cash and $13.4 million in 4% convertible debt. The operations of MedUnite are reflected with those of the Company during 2003 (see Note 2(a)).

(b)	Principles of Consolidation — The consolidated financial statements include the accounts of ProxyMed and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

(c)	Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(d)	Revenue Recognition –Transaction fee revenue is recorded in the period the service is rendered. Certain transaction fee revenue is subject to revenue sharing pursuant to agreements with resellers, vendors or gateway partners and are recorded as gross revenues. Revenue from sales of inventory and manufactured goods is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. Revenue from certain up-front fees is amortized ratably over the expected life of the customer. Revenue from hardware leases and maintenance fees is recognized ratably over the applicable period.

(e)	Fair Value of Financial Instruments – Cash and cash equivalents, notes and other accounts receivable, and restricted cash are financial assets with carrying values that approximate fair value. Accounts payable, other accrued expenses and liabilities, notes payable, and short-term and long-term debt are financial liabilities with carrying values that approximate fair value.

(f)	Cash and Cash Equivalents – The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash balances in excess of immediate needs are invested in bank certificates of deposit, money market accounts and commercial paper with high-quality credit institutions. At times, such amounts may be in excess of FDIC insurance limits. The Company has not experienced any loss to date on these investments. Cash and cash equivalents used to support collateral instruments, such as letters of credit, are reclassified as either current or long-term assets depending upon the maturity date of the obligation they collateralize.

(g)	Inventory — Inventory, consisting of component parts, materials, supplies and finished goods (including direct labor and overhead) used to manufacture laboratory communication devices, is stated at the lower of cost (first-in, first-out method) or market. Reserves for obsolete, damaged and slow-moving inventory are maintained and are periodically reviewed by management.

(h)	Property and Equipment — Property and equipment is stated at cost and includes revenue earning equipment. Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.

Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gains or losses are reflected in other income for the period; upon sale or retirement of revenue earning equipment, the gross proceeds are included in net revenues and the undepreciated cost of the equipment sold is included in cost of sales. Maintenance and repair of property and equipment are charged to expense as incurred. Renewals and betterments are capitalized and depreciated. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposition of Long-lived Assets,” management periodically examines the Company’s fixed assets for obsolescence, damage and impairment.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(i)	Intangible Assets

Goodwill — Goodwill representing the excess of cost over the estimated fair value of net assets acquired was amortized on the straight-line basis over 3 to 15 years until December 31, 2001, at which time the Company adopted SFAS No. 142 (see Note 8(a) below).

Other Intangibles — Other acquired intangible assets, consisting of customer relationships, are being amortized on a straight-line basis over their estimated useful lives of 4.6 to 10 years.

The Company regularly reviews the recoverability of goodwill, other intangible assets and other long-lived assets for indications that the carrying value may be impaired or that the useful lives assigned may be excessive. In performing such review, goodwill associated with acquisition of the intangible assets is included in the analysis of the impairment of such intangible assets. When indications exist that impairment may have occurred, the carrying values are assessed based upon an analysis of estimated future cash flows on an undiscounted basis and before interest charges, or useful lives are changed prospectively.

Purchased Technology and Capitalized Software – The Company has recorded amounts related to various software and technology that it has purchased or capitalized for its own internal systems use.

Internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation to hardware and testing. Costs of upgrades and major enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades are expensed as incurred. All other costs are expensed as incurred as research and development expenses (which are included in selling, general and administrative expenses). Capitalized internal-use software development costs are periodically evaluated by ProxyMed for indications that the carrying value may be impaired or that the useful lives assigned may be excessive.

Purchased technology and capitalized software are being amortized on a straight-line basis over their estimated useful lives of 1 to 12 years. Purchased technology and capitalized software and related accumulated amortization are removed from the accounts when fully amortized.

Research and Development — Software development costs incurred prior to the application development stage are charged to research and development expense when incurred. Research and development expense of approximately $4.4 million in 2003, $3.2 million in 2002 and $2.0 million in 2001 was recorded in selling, general and administrative expenses.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(j)	Income Taxes — Deferred income taxes are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are also established for the future tax benefits of loss and credit carryovers. Valuation allowances are established for deferred tax assets when, based on the weight of available evidence, it is deemed more likely than not that such amounts will not be realized.

(k)	Net Income (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share reflects the potential dilution from the exercise or conversion of securities into common stock; however, 2,887,664 stock options and warrants as well as 13,333 shares issuable upon conversion of Series C preferred stock for the year ended December 31, 2003 were excluded from the calculation of diluted net loss per share because their effect was antidilutive. Stock options and warrants totaling 1,130,596 shares for the year ended December 31, 2002 were excluded from the calculation of diluted per share results because the exercise price of these options and warrants was greater than the average market price of the Company’s common stock during the period. Additionally, stock options and warrants totaling 1,018,713 shares as well as 231,000 shares issuable on conversion of Series C preferred stock for the year ended December 31, 2001 were excluded from the calculation of diluted per share results because their effect was antidilutive.

The following schedule sets forth the computation of basic and diluted net income (loss) per share for the years ending December 31, 2003, 2002 and 2001:

In thousands except for share and per share data	2003	2002	2001

Net income (loss) applicable to common shareholders	$(5,000)	$1,338	$(19,060)

Common shares outstanding:
Weighted average common shares used in computing basic net income (loss) per share	6,783,742	6,322,086	2,162,352
Plus incremental shares from assumed conversions:
Convertible preferred stock	—	13,833	—
Stock options	—	11,464	—
Warrants	—	49,510	—

	—	74,807	—

Weighted average common shares used in computing diluted net income (loss) per share	6,783,742	6,396,893	2,162,352

Net income (loss) per common share:
Basic	$(0.74)	$0.21	$(8.81)

Diluted	$(0.74)	$0.21	$(8.81)

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(l)	Stock-based Compensation — ProxyMed applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for its stock-based compensation plans. The Company measures compensation expense related to the grant of stock options and stock-based awards to employees (including independent directors) in accordance with the provisions of APB No. 25. In accordance with APB No. 25, compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award or at the measurement date for variable awards. Stock-based compensation arrangements involving non-employees are accounted for under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), under which such arrangements are accounted for based on the fair value of the option or award.

Under SFAS No. 123, as amended by SFAS No. 148, compensation cost for the Company’s stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. The assumptions underlying the fair value calculations of the stock option grants are presented in Note 14. Had the Company adopted SFAS No. 123 in accounting for its stock option plans, the Company’s consolidated net income (loss) and net income (loss) per share for the years ended December 31, 2003, 2002 and 2001 would have been adjusted to the pro forma amounts indicated as follows:

In thousands except for per share data	2003	2002	2001

Net income (loss) applicable to common shareholders, as reported	$(5,000)	$1,338	$(19,060)

Total stock-based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax benefits	(4,378)	(6,814)	(5,881)

Pro forma net loss applicable to common shareholders	$(9,378)	$(5,476)	$(24,941)

Basic net income (loss) per common share:
As reported	$(0.74)	$0.21	$(8.81)
Pro forma	$(1.38)	$(0.87)	$(11.54)

Diluted net income (loss) per common share:
As reported	$(0.74)	$0.21	$(8.81)
Pro forma	$(1.38)	$(0.87)	$(11.54)

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(m)	New Accounting Pronouncements — In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities”. FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights; or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. Since currently the Company does not have variable interest entities, the Company does not believe that the implementation of FIN No. 46 will have a material effect on the Company’s consolidated financial statements and related disclosures.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that implementation of SFAS N0. 149 will have a material effect on the Company’s consolidated financial statements and related disclosures.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments; (2) obligations to repurchase the issuer’s equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a freestanding financial instrument as a financial instrument that (1) is entered into separately and apart from any of the entity’s other financial instruments or equity transactions; or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately. For all other instruments of public companies, SFAS No. 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS No. 150 by reporting the cumulative effect of a change in an accounting principle. SFAS No. 150 prohibits entities from restating financial statements for earlier years presented. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial statements.

(n)	Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications include the movement of direct labor and manufacturing overhead from selling, general and administrative expenses to cost of tangible products sold in the Laboratory Communications Solutions segment to better reflect the production of tangible products in this segment.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(2) Acquisitions of Businesses

(a)	MedUnite – On December 31, 2002, the Company acquired all of the capital stock of MedUnite, Inc., a privately-held company founded by seven of the nation’s largest health insurers to provide healthcare claims processing services, for $10.0 million in cash, $13.4 million in 4% convertible promissory notes, and acquisition-related and exit costs of $6.7 million (originally estimated at $8.3 million at December 31, 2002). The purchase price was allocated as follows:

	As
In thousands	Originally	As
	Reported	Adjusted

Cash paid	$10,000	$10,000
Convertible debt issued	13,400	13,137
Acquisition-related and exit costs	8,321	6,700

Total purchase price	31,721	29,837

Allocation of purchase price:
Cash	(879)	(879)
Other current assets	(3,805)	(3,770)
Property and equipment	(1,793)	(1,913)
Customer relationships	(6,600)	(6,600)
Purchased technology	(6,000)	(6,000)
Other long-term assets, including restricted cash	(1,033)	(1,033)
Current liabilities	9,515	9,638
Other long-term liabilities	1,233	1,057

Goodwill	$22,359	$20,337

The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $20.3 million was recorded as goodwill (originally recorded at $22.4 million at December 31, 2002), none of which is deductible for income tax purposes (see Note 8). The weighted average useful life of the customer relationships is approximately 10 years and the weighted average useful life of the purchased technology is 4.2 years. The valuation of MedUnite’s real-time processing platform was based on an independent third-party appraisal of the assets utilizing a replacement cost methodology while the value of the customer relationships was calculated on a discounted cash flow model. The results of MedUnite’s operations have been included in the Company’s consolidated financial statements since January 1, 2003 in its Transaction Services segment.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The 4% convertible promissory notes are uncollateralized and mature on December 31, 2008. Interest is payable quarterly in cash in arrears. The notes were convertible into an aggregate of 731,322 shares of the Company’s common stock (based on a conversion price of $18.323 per share which was above the traded fair market value of the Company’s common stock at December 31, 2002) if the former shareholders of MedUnite achieve certain aggregate incremental revenue based targets over a baseline revenue of $16.1 million with the Company over the next three and one-half year period as follows: (i) one-third of the principal if incremental revenues during the measurement period from January 1, 2003 through June 30, 2004 are in excess of $5.0 million; (ii) one-third of the principal if incremental revenues during the measurement period from July 1, 2004 through June 30, 2005 are in excess of $12.5 million; and (iii) one-third of the principal if incremental revenues during the measurement period from July 1, 2005 through June 30, 2006 are in excess of $21.0 million. Amounts in excess of any measurement period will be credited towards the next measurement period; however, if the revenue trigger is not met for any period, the ability to convert that portion of the principal is lost. In the fourth quarter of 2003, the first revenue target was met.

Of the original $13.4 million in principal amount, $4.0 million was held in escrow until December 31, 2003 as a source for limited indemnification conditions of the acquisition. In the fourth quarter of 2003, the escrow agent accepted a claim of $0.4 million from ProxyMed. This claim was settled with the Company via a cash payment of $0.1 million (paid out of undistributed interest received) and an offset against the escrow of $0.3 million. As such, the Company recorded an adjustment to goodwill. The escrow was released on December 31, 2003 and convertible notes totaling $3.7 million were distributed to the former shareholders of MedUnite. The total amount of convertible notes as of December 31, 2003 is $13.1 million. Additionally, as a result of the reduction in principal, the notes are now convertible into 716,968 shares of the Company’s common stock subject to achieving the revenue triggers.

MedUnite had incurred significant losses since its inception and was utilizing cash significantly in excess of amounts it was generating. As a result, at the time it was acquired by ProxyMed, there were substantial liabilities and obligations (both known and unknown at December 31, 2002) associated with the business. Subsequent to the acquisition by ProxyMed, MedUnite’s senior management team was terminated along with approximately 20% of the general workforce in an effort to eliminate duplicative positions and control these costs.

As a result of the acquisition, all notes payable, convertible notes and related accrued interest to MedUnite’s shareholders with a carrying value of $23.4 million (except for a $2.3 million note payable issued to NDCHealth Corporation (“NDCHealth”) in August 2001, plus $0.2 million of accrued interest on this note, and a $2.6 million note payable issued to NDC on December 31, 2002, together know as the “NDCHealth Debt”) were cancelled. Additionally, as part of the acquisition, NDCHealth released MedUnite from $4.0 million of the NDCHealth Debt and agreed to amend certain existing MedUnite agreements in favor of future relationships with ProxyMed to be entered into in good faith. The remaining $1.1 million was included in accrued expenses at December 31, 2002 and ultimately refinanced under the note payable described below in April 2003.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Additionally, during 2003, the Company was successful entering into financing agreements with certain major vendors of MedUnite as a means to settle $5.4 million in liabilities that existed at December 31, 2002. In March 2003, the Company restructured $3.4 million in accounts payable and accrued expenses acquired from MedUnite and outstanding at December 31, 2002 to one vendor by paying $0.8 million in cash and financing the balance of $2.6 million with an unsecured note payable over 36 months at 8% commencing March 2003. Additionally, in April 2003, the Company financed a net total of $2.0 million ($2.8 million in accounts payable and accrued expenses offset by $0.8 million in accounts receivable) existing at December 31, 2002 from MedUnite to NDCHealth by issuing an unsecured note payable over 24 months at 6%.

In June 2003, the Company paid $0.8 million to the leasing company as a result of terminating MedUnite’s facility lease in San Diego, California effective June 30, 2003. As part of the consideration, the landlord was given the furniture at the facility with a value of approximately $0.2 million. The Company incurred other costs in connection with the termination of the lease. As a replacement for this facility, the Company subleased office space in the same geographic area at a significantly lower monthly rent per month through September 2004.

Prior to its acquisition by ProxyMed, in April 2002, MedUnite had entered into a three-year information technology services agreement to outsource certain hosting, system maintenance and operation services. Actual service fees are based on the number of transactions processed by the software being supported; however, MedUnite was committed to pay a minimum annual service fee of $1.2 million. At December 31, 2002, $0.8 million was accrued towards this minimum annual amount and was included in accrued expenses. The Company cancelled this agreement in May 2003 and paid a total of $1.1 million in July 2003.

At the time MedUnite was acquired by ProxyMed, the Company decided to migrate off of a software license used to operate MedUnite’s web portal. At that time, the Company was liable to purchase software maintenance services from the supplier of that license in the total amount of $1.8 million through mid-2005. Such amount was included in the acquisition-related accrual for the MedUnite acquisition at December 31, 2002. However, the Company reached agreement with the software vendor and settled this obligation for $0.9 million. Payments of $0.7 million were made in 2003 and the balance of $0.2 million was paid in January 2004.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(b)

KenCom Communications & Services — In May 2002, the Company acquired all of the capital stock of KenCom Communications & Services, Inc. (“KenCom”), a privately-owned provider of laboratory communication solutions, for $3.2 million in cash ($3.275 million original cash portion of the purchase price less purchase price adjustments of $38,000 upon settlement of cash holdback), 30,034 shares of unregistered ProxyMed common stock (valued at $0.6 million), and acquisition related costs of $52,000. The number of shares of common stock issued was based on the average of the closing prices of the Company’s common stock for the five days immediately preceding the closing.

The purchase price was allocated as follows:

In thousands

Common stock issued	$600
Cash paid, net of settlement of cash holdback	3,237
Acquisition-related costs	52

Total purchase price	3,889

Allocation of purchase price:
Cash	(305)
Other current assets	(694)
Property and equipment	(338)
Customer relationships	(1,690)
Purchased technology	(95)
Other long-term assets	(14)
Current liabilities	797
Other long-term liabilities	22

Goodwill	$1,572

The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $1.6 million was recorded as goodwill, none of which is deductible for income tax purposes. The weighted average useful life of the customer relationships is approximately 9.5 years and the weighted average useful life of the purchased technology is 3 years. Additionally, the Company entered into 20-month employment agreements with the former owners of KenCom and one technical employee. In October 2002, one former owner separated from the Company and in January 2003 the other former owner terminated her employment agreement and was retained as a consultant through December 2003. The results of KenCom’s operations have been included in the Company’s consolidated financial statements since May 1, 2002 in its Laboratory Communications Solutions segment.

(c)	MDIP — In August 2002, the Company acquired substantially all of the assets of MDIP, Inc. (“MDIP” and d/b/a Medical Data Insurance Processing), a privately-owned company providing institutional claims processing services for $2.4 million in cash and acquisition related costs of $9,000.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The purchase price was allocated as follows:

In thousands

Cash paid	$2,400
Acquisition-related costs	9

Total purchase price	2,409

Allocation of purchase price:
Other current assets	(20)
Property and equipment	(34)
Customer relationships	(1,150)
Purchased technology	(300)

Goodwill	$905

The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $0.9 million was recorded as goodwill, all of which is deductible for income tax purposes. The weighted average useful life of the customer relationships is 7 years and the weighted average useful life of the purchased technology is 3 years. Additionally, the Company entered into 17-month employment agreements with the former owners of MDIP and one technical employee. At the end of December 2003, one former owner declined to renew her employment agreement; the other former owner is still employed by the Company. The results of MDIP have been included in the Company’s consolidated financial statements since August 1, 2002 in its Transaction Services segment.

(3) Equity Transactions

(a)	Sales of Common Stock – On December 21, 2001, the Company sold 483,414 shares of common stock at $16.50 per share in a private placement to nine U.S. and Canadian institutional and accredited investors, resulting in net proceeds of $7.2 million after total costs of $0.7 million (including a 7% cash fee and reimbursement of out-of-pocket expenses totaling $0.6 million to Commonwealth Associates, L.P. (“Commonwealth”) who acted as placement agent in the transaction). Certain executive officers, directors and controlling persons of the Company had agreed to a lock-up on all shares owned or beneficially owned by them until a registration statement covering the shares sold in the private placement was declared effective. On February 14, 2002, a registration statement filed by the Company under Form S-3 covering the above shares was declared effective.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

As a result of the purchase of the Primary Shares, the General Atlantic Purchasers owned approximately 23.4% of the then outstanding shares of the Company’s common stock. At the Company’s Annual Meeting of Shareholders held on May 22, 2002, the shareholders of the Company approved that the GAP Warrants may be exercised at any time after April 5, 2003, and prior to April 5, 2004, pursuant to the original terms of the warrant. On March 25, 2004, GAP exercised these warrants for $8.75 million in cash.

(b)	Series B Preferred Stock – In October 2001, the last 110 shares of 6% Series B non-voting, non-redeemable convertible preferred stock (the “Series B Preferred”) originally issued in December 1999 were converted into 8,766 shares of common stock. Additionally, during 2001, cash dividends of $5,000 were paid on the Series B Preferred.

(c)	Series B Warrants — As a result of certain anti-dilution provisions triggered in June 2000, 7,111 warrants issued in conjunction with the original Series B Preferred at an exercise price of $180.75 were converted into 85,689 warrants with an exercise price of $15.00 per share. In December 2001, these warrants were reset into 98,493 warrants at an exercise price of $13.05 per share as a result of a conversion offer to convert the Company’s Series C 7% Convertible Preferred Stock (see Note 3(g) below). In December 2002, 34,500 of these warrants were converted into an equivalent number of common shares for $0.5 million in cash. The balance of 63,993 warrants subsequently expired without conversion.

(d)	Series B Warrant Exchange – In April 2001, the Company entered into an exchange agreement (the “Series B Exchange Agreements”) with the holders of 13,000 shares of Series B Preferred originally issued in December 1999. Under the Series B Exchange Agreements, the Company canceled and exchanged all outstanding warrants (46,222 warrants at an exercise price of $180.75 and previously referred to as “Exchanged Warrants” and 43,333 warrants at an exercise price of $22.50 and previously referred to as “New Warrants”) for an aggregate of 218,828 shares of common stock. In accordance with the terms of the Series B Exchange Agreements, the Company registered these shares under Form S-3 effective on June 25, 2001. For this transaction, the Company recorded a deemed dividend charge of $1.9 million in the quarter ended June 30, 2001. In connection with the cancellation and exchange of these warrants, the holders of the Series B Preferred and the holders of Series C 7% Convertible Preferred Stock agreed to waive certain anti-dilution rights afforded by certain outstanding warrants, the Series B Preferred and the Series C 7% Convertible Preferred Stock.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(e)	Series C Preferred Stock — Through December 12, 2001, 49,466 shares of Series C 7% Convertible Preferred Stock (the “Series C Preferred”) originally issued in June and August 2000 had been converted into 329,773 shares of common stock under terms in the Series C Preferred. On December 13, 2001, the Company offered to convert any of the 203,799 outstanding shares of Series C Preferred at a reduced conversion rate (see Note 3(g) below).

Dividends on the Series C Preferred for 2001 valued at $1.7 million were paid with 108,434 shares of common stock (of which 104,254 shares were distributed by December 31, 2001), plus cash for fractional shares of $2,000. Dividends were paid through the date of conversion for all conversions of Series C Preferred.

(f)	Series C Warrant Exchange — In June 2001, the Company offered to exchange into shares of common stock (the “Series C Exchange Offer”) (i) 843,667 warrants (the “Investor Warrants”) that were issued to holders of the Series C Preferred; (ii) 552,867 warrants (the “Agent’s Warrants”) that were issued to Commonwealth in connection with the private placement of the Series C Preferred; and (iii) 66,667 warrants (the “Advisory Warrants”) that were issued to Commonwealth for certain advisory services that Commonwealth provided to the Company. Under the terms of the Series C Exchange Offer, the Company would issue 0.75 shares of its common stock for each Investor Warrant, 0.75 shares of its common stock for each Agent’s Warrant, and 0.625 shares of its common stock for each Advisory Warrant. The Investor Warrants, the Agent’s Warrants and the Advisory Warrants are collectively known as the “Series C Warrants”.

On August 15, 2001, the Company canceled and exchanged 1,412,033, or 96.5%, of the 1,463,201 Series C Warrants for 1,050,691 shares of common stock. As required in accordance with terms of the original Subscription Agreement dated June 15, 2000, these shares were registered under a Form S-3 on February 14, 2002. In connection with the cancellation and exchange of the Series C Warrants, the exchanged shares were subject to an additional lock-up period through February 15, 2002. Additionally, for this transaction, the Company recorded a deemed dividend charge of $3.2 million in 2001. In 2002, 8,333 Series C Warrants were converted into 1,190 shares of common stock. As of both December 31, 2003 and 2002, 42,833 of the Series C Warrants remain outstanding.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(g)	Series C Preferred Conversion Offer — On December 13, 2001, the Company offered to convert its then outstanding Series C Preferred into shares of common stock at a reduced conversion price (the “Conversion Offer”). For a period of sixty days ending February 11, 2002, the holders of the Series C Preferred shares were able to convert such shares at a reduced conversion price of $13.05 per share instead of the original conversion price of $15.00. As of December 31, 2001, holders of 83.0% of the outstanding Series C Preferred had converted their shares into 1,296,126 shares of common stock and, as a result, the Company recorded a deemed dividend charge of $3.4 million included in the net loss applicable to common shareholders in the fourth quarter of 2001. At the conclusion of the Conversion Offer on February 11, 2002, holders of 98.5% of the outstanding Series C Preferred had converted their shares into a total of 1,538,636 common shares. A deemed dividend charge of $0.6 million was recorded in the first quarter of 2002 for conversions consummated after the 2001 year-end. Subsequent to February 22, 2002, 1,000 shares of Series C Preferred were converted into 6,667 shares of common stock. As of both December 31, 2003 and 2002, there were 2,000 unconverted shares of Series C Preferred, which are convertible into 13,333 shares of common stock.

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

As a result of the reduced conversion price in the Conversion Offer, 85,689 warrants with an exercise price of $15.00 per share issued to the Remaining Holder in connection with the Company’s Series B Preferred were reset into 98,493 warrants with a new exercise price of $13.05 per share as a result of anti-dilution provisions relating to the Series B Preferred. As a result of this reset, the Company recorded a deemed dividend charge of approximately $0.2 million in the fourth quarter of 2001.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(h)	Warrants — In conjunction with a joint marketing agreement entered into between the Company and a subsidiary of First Data Corporation (“FDC”), an electronic commerce and payment services company, in July 2003, the Company issued to FDC a warrant agreement under which FDC may be entitled to purchase up to 600,000 of the Company’s common stock at $16.50 per share. The ability of FDC to exercise under the warrant agreement is dependent upon the Company achieving certain revenue-based thresholds under such joint marketing agreement over a three and one-half year period. Additionally, in connection with this agreement, four entities affiliated with General Atlantic Partners (“GAP”), current investors in the Company, received an aggregate of 243,882 warrants, as a result of pre-emptive rights relating to their investment in the Company in April 2002. The GAP warrant agreements are subject to the same terms and conditions as those issued to FDC and are exercisable only if FDC’s right to exercise under its warrant agreement is perfected. At the time any of the revenue thresholds is met, the Company may have to record a charge in its statement of operations for the value of the FDC warrants.

(i)	Other Warrants – At December 31, 2003, there are 25,000 warrants exercisable at prices ranging from $113.40 to $181.50 at various times through June 2007 issued in connection with prior equity and other business transactions consummated by ProxyMed.

(j)	Treasury shares – In October 2002, the Company’s Board of Directors voted to cancel and retire 15,061 shares held by the Company in its treasury related to the 2000 sale of its discontinued operations.

(k)	Other — ProxyMed has remaining 1,555,000 authorized but unissued shares of preferred stock, par value $0.01 per share, which are entitled to rights and preferences to be determined at the discretion of the Board of Directors.

The value of any stock options and warrants issued in connection with the sales of common stock and convertible preferred stock are netted against the proceeds within stockholders’ equity, and have no impact on earnings.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(4) Segment Information

ProxyMed operates in two reportable segments that are separately managed: Transaction Services (formerly known as Electronic healthcare transaction processing) and Laboratory Communication Solutions. Transaction Services includes transaction and value-added services principally between physicians and insurance companies (Payer Services) and physicians and pharmacies (Prescription Services); and Laboratory Communication Solutions includes the sale, lease and service of communication devices principally to laboratories and the contract manufacturing of printed circuit boards (Laboratory Services). The results for the Transaction Services and Laboratory Communication Solutions segments do not include an allocation of Corporate overhead in assessing the operating performance of the respective segments. Inter-segment sales are not material and there were no foreign sales for any periods presented.

In thousands	Year Ending December 31,

	2003	2002	2001

Net revenues:
Transaction Services	$46,673	$22,439	$16,938
Laboratory Communication Solutions	24,883	27,743	26,292

	$71,556	$50,182	$43,230

Operating income (loss):
Transaction Services	(920)	$597	$(6,859)
Laboratory Communication Solutions	1,119	3,535	3,686
Corporate	(3,841)	(2,792)	(3,539)

	$(3,642)	$1,340	$(6,712)

Depreciation and amortization:
Transaction Services	4,754	$1,581	$7,285
Laboratory Communication Solutions	1,369	857	561
Corporate	193	198	330

	$6,316	$2,636	$8,176

Capital expenditures and capitalized software:
Transaction Services	$3,467	$1,291	$771
Laboratory Communication Solutions	602	693	628
Corporate	80	22	46

	$4,149	$2,006	$1,445

	December 31,

	2003	2002

Total assets:
Transaction Services	$54,052	$58,957
Laboratory Communication Solutions	12,053	12,904
Corporate	7,025	16,843

	$73,130	$88,704

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(5) Investment in Warrant

In June 2003, the Company entered into a joint marketing and distribution agreement with PlanVista to provide the Company’s electronic healthcare transaction processing services and PlanVista’s network access and repricing service product as an integrated package to existing and prospective payer customers. As part of the agreement, PlanVista granted the Company a warrant to purchase 15% of the number of outstanding shares of PlanVista common stock on a fully-diluted basis as of the time of exercise for $1.95 per share. The warrant was exercisable immediately and expired in December 2003.

The initial value of the warrant of approximately $0.5 million (calculated using a Black Scholes model) along with additional amounts of $0.4 million received by the Company under the agreement are being amortized as a reduction of cost of sales over 36 months. For the year ended December 31, 2003, such amortized amount totaled $0.2 million. Upon the consummation of its acquisition of PlanVista on March 2, 2004, the Company wrote off any remaining unamortized amounts as part of the purchase price of the acquisition. During the term the warrant was outstanding, the value of the warrant was evaluated at the end of each calendar quarter. On September 30, 2003, the value of the warrant increased to approximately $5.3 million primarily as a result of an increase in the market value of PlanVista stock and this increase was reflected as other income in the statement of operations during the third quarter of 2003. Upon expiration of the warrant in December 2003, the Company recorded an impairment loss in the amount of $5.3 million. For the year ended December 31, 2003, the Company recorded a net impairment loss in the amount of $0.5 million (representing the original value of the warrant) which is reflected in other expense in the Company’s consolidated statement of operations.

(6) Inventory

Inventory consists of the following at December 31, 2003 and 2002:

In thousands	2003	2002

Materials, supplies and component parts	$2,013	$2,015
Work in process	590	261
Finished goods	744	498

	$3,347	$2,774

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(7) Property and Equipment

			Estimated
In thousands	2003	2002	Useful Lives

Furniture, fixtures and equipment	$2,394	$2,553	4 to 7 years
Computer hardware and software	6,022	5,109	2 to 5 years
Service vehicles	211	230	5 years
Leasehold improvements	986	887	Life of lease
Revenue earning equipment	1,243	1,357	3 to 5 years

	10,856	10,136
Less accumulated depreciation	6,084	4,417

Property and equipment, net	$4,772	$5,719

     Property and equipment consists of the following at December 31, 2003 and 2002:

     Depreciation expense was $3.1 million in 2003, $1.8 million in 2002 and $1.5 million in 2001. Accumulated depreciation for revenue earning equipment at December 31, 2003 and 2002 was $0.6 million and $0.6 million, respectively. As a result of management’s periodic review for impairment, the Company wrote off $0.1 million of remaining book value in 2001 related to damaged and obsolete computer hardware and software.

(8) Goodwill and Other Intangible Assets

(a)	Goodwill – The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under SFAS No. 142, goodwill is reviewed at least annually for impairment. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a “fair value” methodology versus an undiscounted cash flow method required under previous accounting rules. In accordance with the adoption of SFAS No. 142, the Company completed its annual tests at December 31, 2003 and 2002 utilizing various valuation techniques including a market value analysis. No impairment charges were recorded as a result of these tests.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The changes in the carrying amounts of goodwill, net, for 2003 by operating segment are as follows:

		Laboratory
	Transaction	Communication
In thousands	Services	Solutions	Total

Balance as of December 31, 2002	$30,695	$2,102	$32,797
Post-acquisition adjustments	(2,022)	—	(2,022)

Balance as of December 31, 2003	$28,673	$2,102	$30,775

In accordance with SFAS No. 142, a reconciliation of the previously reported net income (loss) applicable to common shareholders and net income (loss) per share to the amounts adjusted for the exclusion of goodwill amortization, net of any related income tax effect, is as follows:

2001

Reported net loss applicable to common shareholders	$(19,060)
Goodwill amortization	4,637

Adjusted net loss applicable to common shareholders	$(14,423)

Basic weighted average common shares outstanding	2,162,352

Basic net loss per share of common stock:
Reported net loss applicable to common shareholders	$(8.81)
Goodwill amortization	2.14

Adjusted net loss applicable to common shareholders	$(6.67)

Diluted weighted average common shares outstanding	2,162,352

Diluted net loss per share of common stock:
Reported net loss applicable to common shareholders	$(8.81)
Goodwill amortization	2.14

Adjusted net loss applicable to common shareholders	$(6.67)

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(b)	Other Intangible Assets — The carrying amounts of other intangible assets as of December 31, 2003 and 2002 by category, are as follows:

In thousands	December 31, 2003			December 31, 2002

	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Capitalized software	$1,193	$(156)	$1,037	$527	$(58)	$469
Purchased technology	9,721	(3,221)	$6,500	9,127	(1,315)	$7,812
Customer relationships	9,793	(1,446)	$8,347	10,251	(312)	$9,939

	$20,707	$(4,823)	$15,884	$19,905	$(1,685)	$18,220

In mid-September 2002, the Company acquired the customer relationships and related Internet-based revenue stream from Claimsnet.com, a provider of claims processing services, for $0.7 million cash. As part of its acquisition of MedUnite (see Note 2(a)), the Company recorded $6.6 million in customer relationships, and $1.2 million and $4.8 million for the legacy and real-time technology platforms, respectively.

As a result of management’s periodic review for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company wrote off $0.5 million in customer relationships and $0.1 million in capitalized software during the year ended December 31, 2003. Additionally, for the year ended December 31, 2002, $38,000 of previously capitalized real-time software development costs were determined to be impaired as the Company acquired the same functionality through the software platform acquired from MedUnite.

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

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Amortization expense of other intangible assets was $3.2 million, $0.8 million and $2.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

As of December 31, 2003, estimated future amortization expense of other intangible assets in each of the years 2004 through 2008 is as follows:

In thousands

2004	$2,866
2005	2,808
2006	2,640
2007	2,327
2008	1,944

$12,585

(9) Restricted Cash

At December 31, 2003, restricted cash includes $0.2 million to support a letter of credit used as collateral for a financed liability insurance policy. Restricted cash of $0.8 million at December 31, 2002 includes a certificate of deposit of $0.7 million that had been pledged as security for an outstanding letter of credit but was released upon termination of MedUnite’s San Diego operating facility (see Note 2(a)). Restricted cash is included in other assets in the accompanying consolidated balance sheet.

(10) Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consists of the following at December 31, 2003 and 2002:

In thousands	2003	2002

Accounts payable	$2,956	$9,949
Accrued payroll and related costs	3,058	3,091
Acquisition related costs	459	7,149
Other accrued expenses	1,791	1,283

Total accounts payable and accrued expenses	$8,264	$21,472

     Other accrued expenses include the current portion of capital leases payable, customer deposits, estimated property and other taxes.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(11) Debt Obligations

(a)	Convertible notes — On December 31, 2002, the Company issued $13.4 million in uncollateralized convertible promissory notes at 4% to the former shareholders of MedUnite as part of the consideration paid in its acquisition of MedUnite. Interest is payable quarterly in cash in arrears. The convertible promissory notes are payable in full on December 31, 2008 unless converted earlier upon the meeting of certain aggregate revenue triggers by the former shareholders (see Note 2(a)). After an offsetting claim by the Company in October 2003 in the amount of $0.3 million, as of December 31, 2003, the outstanding balance of these notes is $13.1 million. Additionally, as a result of the reduction in principal, the notes are now convertible into 716,968 shares of the Company’s common stock subject to achieving the revenue triggers.

(b)	Other notes payable — In February 2003, the Company financed $0.4 million for a certain liability insurance policy over 7 months at 4.76% to a third-party. This note was unsecured and was paid in full by December 31, 2003.

Also in February 2003, the Company financed $0.3 million for a certain liability insurance policy required for the MedUnite acquisition over 24 months at 5.25% to a third-party. At December 31, 2003, the note is collateralized by a letter of credit in the amount of $0.2 million (supported with restricted cash) and has an outstanding balance of $0.2 million.

In March 2003, the Company restructured $3.4 million in accounts payable and accrued expenses acquired from MedUnite and outstanding at December 31, 2002 to one vendor by paying $0.8 million in cash and financing the balance of $2.6 million with an unsecured note payable over 36 months at 8% commencing March 2003. At December 31, 2003, the balance of this note payable is $2.0 million.

In April 2003, the Company financed a net total of $2.0 million ($2.8 million in accounts payable and accrued expenses offset by $0.8 million in accounts receivable) existing at December 31, 2002 from MedUnite to NDCHealth by issuing an unsecured note payable over 24 months at 6%. At December 31, 2003, the balance of this note payable is $1.5 million.

In June 2003, the Company financed $0.1 million of liability insurance policy premium with another unsecured note, payable over 9 months at 5.4% to a third party. At December 31, 2003, the balance of this note payable is $28,000.

In January 2002, the Company paid in full its $7.0 million promissory note related to its May 2001 acquisition of MDP Corporation.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(c)	Revolving credit facility — In December 2003, the Company entered into a $12.5 million asset-based line of credit with its commercial bank maturing the earlier of (1) December 2005 or (2) six months prior to the maturity date of the senior debt assumed in the acquisition of PlanVista (which currently matures in May 2005) unless such debt can be repaid or refinanced. Borrowings under such facility are subject to eligible cash, accounts receivable, and inventory and other conditions. Borrowings will bear interest at the prime rate plus 0.5% or at LIBOR plus 2.25% (or LIBOR plus 0.75% in the case of borrowings against eligible cash only.) Interest is payable monthly. As of December 31, 2003, no amounts had been drawn against this facility. Costs related to this facility totaling $0.1 million are being amortized as interest expense over a one-year period. In March 2004, the Company drew down $4.4 million on this facility to fund its acquisition of PlanVista (see Note 20).

(12) Other Long-term Obligations

Other long-term obligations at December 31, 2003, include $0.9 million representing the present value of an obligation acquired in the MedUnite acquisition. This obligation is due in January 2006 and is being accreted to its maturity value using an imputed interest rate of 6%. For the year ended December 31, 2003, the Company recorded a non-cash interest charge of $54,000 associated with this obligation.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(13) Income Taxes

     The company did not recognize an income tax provision or benefit for any of the years in the three year period ended December 31, 2003.

     This differed from the amount computed by applying the statutory federal income tax rate to the net loss reflected on the Consolidated Statements of Operations in the three years ended December 31, 2003 due to the following:

In thousands	2003		2002		2001

	Amount	%	Amount	%	Amount	%

Federal income tax benefit at statutory rate	(1,700)	(34.0)%	663	34.0%	(2,311)	(34.0)%
State income tax benefit	(174)	(3.5)	80	4.1	(245)	(3.6)
Non-deductible items	205	4.1	21	1.1	238	3.5
Increase (decrease) in valuation allowance	1,669	33.4	(764)	(39.2)	2,318	34.1

Total provision	—	—%	—	—%	—	—%

     The significant components of the deferred tax asset account is as follows at December 31, 2003 and 2002:

In thousands	2003	2002

Net operating losses — Federal	$35,674	$42,456
Net operating losses — State	4,155	7,172
Depreciation and amortization	5,070	4,770
Capitalized start up costs	6,447	9,789
Acquisiton costs	—	2,716
Other — net	681	(833)

Total deferred tax assets	52,027	66,070
Less valuation allowance	(52,027)	(66,070)

Net deferred tax assets	$—	$—

     Based on the weight of available evidence, a valuation allowance has been provided to offset the entire deferred tax asset amount.

     Total net operating loss carryforwards at December 31, 2003 are $104.9 million, of which $32.6 million is attributed to the acquisition of MedUnite and may only be used to reduce the future taxable income of MedUnite due to the Separate Return Limitation Year (“SRLY”) income tax regulations. These net operating losses will expire between 2008 and 2023. Due to the changes in ownership control of the Company at various dates, as defined under Internal Revenue Code Section 382, net operating losses of $93.7 million ($61.1 million for ProxyMed and $32.6 million for MedUnite) are limited in their availability to offset current and future taxable income. The combined annual limitation is $5.1 million ($3.5 million for ProxyMed and $1.6 million for MedUnite).

     As a result of the change in ownership of MedUnite, the deferred asset attributable to MedUnite’s required net operating loss carryforward was adjusted by approximately $21 million, which represents the amount of net operating loss that will expire unutilized.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(14) Stock Options

     ProxyMed has various stock option plans for employees, directors and outside consultants, under which both incentive stock options and non-qualified options may be issued. Under such plans, options to purchase up to 1,281,017 shares of common stock may be granted. Options may be granted at prices equal to the fair market value at the date of grant, except that incentive stock options granted to persons owning more than 10% of the outstanding voting power must be granted at 110% of the fair market value at the date of grant. In addition, as of December 31, 2003, options for the purchase of 407,027 shares to newly-hired employees remained outstanding. Stock options issued by ProxyMed generally vest within three years or upon a change in control of the Company, and expire up to ten years from the date granted. Stock option activity was as follows for the three years ended December 31, 2003:

	Options		Weighted average
	available	Options	exercise price
	for grant	outstanding	of options

Balance, December 31, 2000	30,252	748,329	$34.50
Options authorized	292,131	—	—
Options granted	(101,236)	101,236	$15.97
Options expired/forfeited	11,320	(19,794)	$74.58

Balance, December 31, 2001	232,467	829,771	$31.22
Options authorized	608,000	—	—
Options granted	(330,847)	330,847	$16.89
Options expired/forfeited	65,422	(76,063)	$82.29

Balance, December 31, 2002	575,042	1,084,555	$23.27
Options authorized	—	—	—
Options granted	(443,750)	443,750	$13.25
Options exercised	—	(556)	$12.00
Options expired/forfeited	90,521	(101,080)	$36.09

Balance, December 31, 2003	221,813	1,426,669	$19.26

     The following table summarizes information regarding outstanding and exercisable options as of December 31, 2003:

	Options outstanding			Options exercisable
Range of exercise	Number	Weighted average remaining	Weighted average	Number	Weighted average
prices	outstanding	contractual life (years)	exercise price	exercisable	exercise price
$ 7.28 - $ 15.00	271,417	8.5	$10.92	106,010	$12.94
$15.01 - $ 18.00	534,571	9.2	$16.09	126,423	$16.44
$18.01 - $ 23.00	594,314	6.6	$21.78	566,759	$21.83
$23.01 - $203.40	26,367	1.1	$112.52	26,256	$112.15

	1,426,669			825,448

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

     The following table summarizes information regarding options exercisable as of December 31:

	2003	2002	2001

Number exercisable	825,448	624,075	355,747
Weighted average exercise price	$22.73	$26.64	$41.06

     The weighted average grant date fair value of options granted ($10.63 in 2003, $13.37 in 2002 and $12.65 in 2001) was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001

Risk-free interest rate	4.08%	4.46%	4.75%
Expected life	10.0 years	9.9 years	9.9 years
Expected volatility	80.8%	81.0%	82.8%
Expected dividend yield	0.0%	0.0%	0.0%

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

     In January 2002, 40,000 vested stock options for three resigning directors were amended to allow for an extension of the exercise period through December 31, 2003. These options were never exercised and have expired as of December 31, 2003.

     Additionally, in January 2002, the Company’s Board of Directors agreed to cancel up to 37,767 stock options with exercise prices ranging from $57.45 to $202.50 issued to current officers and employees of the Company with the intent of reissuing the same number of options in the future at the then current market price. In September 2002, the Company issued 36,867 stock options, including 25,366 to the Company’s then chief financial officer and three senior executives, at an exercise price of $15.55 per share pursuant to this cancellation and reissuance program.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

     At the Company’s Annual Meeting of Shareholders held on May 22, 2002, the shareholders approved a new 2002 Stock Option Plan pursuant to which options to purchase 600,000 shares of common stock may be issued to employees, officers and directors. Subsequent to December 31, 2003, the Company’s shareholders agreed to amend the 2002 Stock Option Plan to allow for the issuance of up to 1,350,000 shares of common stock (see Note 20).

     Additionally, in May 2002, the Company’s non-employee directors were granted a total of 55,000 options at an exercise price of $20.20 to compensate the directors upon initial appointment to the board, re-election to the board, and participation in sub-committees. Option grants for initial appointment and subsequent re-election to the board vest equally over a three-year period. Options for participation in sub-committees vest in full after three years but may be accelerated to vest after each sub-committee meeting attended. In October 2002, 15,000 and 1,875 options with an exercise price of $12.54 were granted to a newly appointed non-employee director for initial appointment and sub-committee membership, respectively. Of the total sub-committee grants, 8,125 options were accelerated to vest on December 31, 2002, 2,500 options were forfeited by a resigning director (see Note 18(d)), and the remaining 6,250 sub-committee grants vested in 2003.

     In June 2002, the Company’s Board of Directors authorized the issuance of stock options to employees and officers of the Company as part of a structured retention and reward plan. Initially in June 2002, 47,267 options were granted at an exercise price of $17.36 per share. Included in these grants were a total of 25,000 options granted to the Company’s chairman/chief executive officer and president/chief operating officer. In September 2002, an additional 38,050 options were granted to other employees and officers at an exercise price of $15.55 per share, including 14,100 stock options to the Company’s former chief financial officer and one other senior executive. These options are for a ten-year term and vest equally over a three-year period.

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

     In March 2003, the Company granted 36,000 stock options at exercise prices of $7.60 to $9.24 per share to certain employees of MedUnite and 10,000 stock options at an exercise price of $7.60 to an executive officer of ProxyMed.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

     In April 2003, the six non-employee directors of ProxyMed were each granted 10,000 stock options at an exercise price of $7.28 per share. Such options were granted pursuant to the Company’s approved stock option plans and are for a ten-year term and vest equally over three years from the date of grant. Additionally, in May 2003, the Company’s non-employee directors were granted a total of 30,000 and 15,000 options at an exercise price of $10.63 to compensate the directors upon re-election to the board and participation in sub-committees, respectively, pursuant to guidelines adopted by the Company’s Board of Directors in May 2002. Option grants for the re-election to the board are for a ten-year term and vest equally over a three-year period. Options for participation in sub-committees are for a ten year term and vest in full after five years but a portion may be accelerated to vest after each sub-committee meeting attended. Of the total sub-committee grants, 11,250 options were accelerated to vest on December 31, 2003 and the remaining 3,750 sub-committee grants are expected to vest in 2004.

     In October 2003, the Compensation Committee approved grants of 125,000 and 50,000 stock options at an exercise price of $15.90 per share to the Company’s chairman/chief executive officer and president/chief operating officer, respectively. Such options are for a ten-year term and vest equally over three years from the date of grant.

     In connection with the commencement of employment of the Company’s new chief financial officer in December 2003, the Company granted this executive a total of 100,000 stock options at an exercise price of $16.01 per share. Such options are for a ten-year term and vest equally over three years from the date of grant.

(15) Supplemental Disclosure of Cash Flow Information

In thousands	Year Ending December 31,

	2003	2002	2001

Cash paid for interest	$932	$63	$368

Common stock issued for payment of preferred stock dividends	$—	$—	$1,658

Acquisition of businesses:
Common stock issued for businesses acquired	—	$600	$—
Debt issued for businesses acquired	—	13,400	7,000
Other acquisition costs accrued	—	8,382	30
Details of acquisitions:
Working capital components, including cash acquired	—	4,609	(303)
Property and equipment	—	(2,165)	(165)
Goodwill	—	(24,837)	(9,558)
Intangible assets acquired:		—	—
Customer Relationships	—	(9,440)	—
Purchased Technology		(6,395)	—
Other long term liabilities, net	—	209	(4)

	—	(15,637)	(3,000)
Cash acquired in acquisitions	—	1,184	—

Net cash used in acquisitions	$—	$(14,453)	$(3,000)

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(16) Concentration of Credit Risk

     Substantially all of ProxyMed’s accounts receivable are due from physicians and various healthcare institutional suppliers (payers, laboratories and pharmacies). Collateral is not required. For the year ended December 31, 2003, approximately 15% of consolidated revenues were from a former shareholder of MedUnite. As a group, the eight former MedUnite shareholders represented approximately 30% of 2003 consolidated revenues. Additionally, for the years ended December 31, 2003 and 2002, approximately 12% and 10%, respectively, of consolidated revenues was from a single customer for the sale, lease and service of communication devices. For the year ended December 31, 2001, approximately 10% of consolidated revenues were from another customer for the sale, lease and service of communication devices.

(17) Employee Benefit Plans

     ProxyMed has a 401(k) retirement plan for substantially all employees who meet certain minimum lengths of employment and minimum age requirements. Contributions may be by employees up to 15% of their annual compensation. Discretionary matching contributions paid to all eligible employees for 2001 were made in February 2002. Such discretionary matching contributions were based on 1% of eligible wages up to $1,000 and limited by the employee’s actual contribution into the plan. Matching contributions totaling $0.1 million for the year ended December 31, 2001, have been expensed. There were no matching contributions for 2003 and 2002. Funding of matching contributions each year may be offset by forfeitures from terminated employees.

     The 401(k) retirement plan acquired with the purchase of MedUnite, Inc. was maintained for substantially all employees who met certain minimum lengths of employment and minimum age requirements. Contributions were made by employees based on the lesser of 60% of eligible compensation or the deferral limit set by the government. Previously non-discretionary employer matching contributions were eliminated under this plan. The MedUnite 401(k) plan was combined with the ProxyMed 401(k) plan in 2003.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

     (18) Commitments, Contingencies and Other

(a)	Leases – ProxyMed leases certain computer and office equipment used in its transaction services business and also leases equipment used in its contract manufacturing business that have been classified as capital leases. The Company also leases premises, operating and office equipment under operating leases which expire on various dates through 2006. The leases for the premises contain renewal options, and require ProxyMed to pay such costs as property taxes, maintenance and insurance. At December 31, 2003, the present value of the capital leases and the future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year (net of payments to be received under subleases) are as follows:

In Thousands	Capital	Operating
	Leases	Leases

2004	$218	$1,275
2005	96	451
2006	6	9

Total minimum lease payments	320	$1,735

Less amount representing interest	19

Present value of minimum lease payments	$301

The Company recognizes rent expense on a straight-line basis over the related lease term. Total rent expense for all operating leases amounted to $2.1 million in 2003, $1.5 million in 2002 and $1.4 million in 2001. The current portion of capital leases is included in accounts payable and other accrued expenses and the long-term portion of capital leases is included in other long-term liabilities in the balance sheet at December 31, 2002 and 2003.

(b)	Settlement of Litigation – In September 2002, the Company favorably settled a contract dispute in the amount of $0.3 million. The settlement resulted in the issuance of a promissory note receivable to the Company, which was recorded at its present value of $0.3 million. The present value of the promissory note, less legal expenses of $34,000, was reported as other income. Under the terms of the promissory note, payments of $25,000 will be made each quarter over the next three years starting October 2002. All payments due have been received to date and as of December 31, 2003, the unpaid balance is $0.2 million.

(c)	Employment Agreements – The Company entered into employment agreements with certain executives and other members of management that provide for cash severance payments if these employees are terminated without cause. The Company’s aggregate commitment under these agreements is $1.1 million at December 31, 2003.

(d)	Resignation of Director — In February 2003, a director of the Company resigned for personal reasons, and as a result, one vacancy remained unfilled on the Company’s Board of Directors until it was filled by a former director of PlanVista Corporation as part of the merger on March 2, 2004 (see Note 20).

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(19) Related Party Transactions

     In April 1997, the Company made loans totaling $0.4 million to Mr. Blue, its former chairman of the board and chief executive officer. The funds were advanced pursuant to two demand promissory notes in the principal amounts of $0.3 million and $60,000, respectively, each bearing interest at a rate of 7 3/4% per annum. On June 30, 2000, the Company amended the terms of these notes whereby interest on the notes ceased to accrue subsequent to July 1, 2000 and the loan plus accrued interest, totaling $0.4 million at June 30, 2000, would be payable in a balloon payment in December 2001. At that time, the loans were collateralized with options to purchase 36,667 shares of common stock granted to Mr. Blue under the Company’s stock option plans. Prior to 2000, these loans were included in other assets; as of December 31, 2001, all amounts owed under these loans have been reclassified to stockholders’ equity.

     In December 2001, a payment of $0.3 million was received from Mr. Blue and applied against the outstanding balance of the loans. The Company agreed to refinance the remaining $0.2 million balance and a new promissory note was executed by Mr. Blue. This new note requires monthly interest payments at prime rate plus 1%, established at the beginning of each calendar quarter, and was payable in a balloon payment on or before December 31, 2003. The note was collateralized with options to purchase 36,667 shares of common stock granted to Mr. Blue under the Company’s stock option plans (of which all but 10,000 expired on December 31, 2003 and the remaining options expire in March 2004) along with additional warrants granted to Mr. Blue from various other public companies. In January 2002, Mr. Blue resigned from the Company’s Board of Directors and the remaining Board members agreed to extend the exercise period of certain of the stock options of the Company held as collateral for the note in an effort to maximize the potential for repayment.

     In June 2003, the Company again amended the promissory note executed in December 2001 by Mr. Blue. The amendment extended the maturity date of the promissory for an additional twelve months to December 31, 2004 and also allowed Mr. Blue to offset any principal owed with certain amounts payable to Mr. Blue by the Company as a result of a finder’s fee arrangement with the Company. Also at that time, Mr. Blue prepaid all interest through the maturity date. Through December 31, 2003, no additional principal payments have been received on this note.

     In March 2004, the Company agreed to accept as collateral for this loan 9,250 shares of its common stock that are being issued to Commonwealth Associates (Mr. Blue’s current employer) in conjunction with the Company’s acquisition of PlanVista (see Note 20). As a result, Mr. Blue and the Company amended a previously existing stock pledge agreement to include these shares as additional collateral. In case of default of payment by Mr. Blue, such shares will be liquidated or returned to the Company for liquidation and the cash proceeds will be utilized to partially or fully satisfy the loan depending upon the value of such stock at that time.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

     In March 2001, a senior executive of the Company entered into an uncollateralized promissory note for $45,400 for amounts previously borrowed from the Company. The promissory note calls for minimum bi-weekly payments of $350 deducted directly from the executive’s payroll until the note is paid in full on or before February 2006. The note is non-interest bearing but interest is imputed annually based on the Internal Revenue Service Applicable Federal Rate at the time the note was originated (4.98%). Under terms of the promissory note, if the executive is terminated without cause, the note is due in full after nine months from the date of termination as long as the scheduled bi-weekly payments continue to be made. As of December 31, 2003, the unpaid principal balance of the note is approximately $14,000 and is included in other receivables.

     In June 2003, prior to its acquisition of PlanVista (see Note 20), ProxyMed entered into a joint distribution and marketing agreement with PlanVista. PlanVista was controlled by an affiliate of Commonwealth Associates Group Holdings, LLC, whose principal, Michael Falk, is a director of both ProxyMed and PlanVista. Additionally, one senior executive of ProxyMed had an immaterial ownership interest in PlanVista.

(20) Subsequent Events

(a)	Acquisition of PlanVista — On December 5, 2003, the Company entered into a definitive agreement to acquire all of the outstanding capital stock of PlanVista Corporation (“PlanVista”), a publicly-held company located in Tampa, Florida and Middletown, New York that provides medical cost containment and business process outsourcing solutions, including claims repricing services, for the medical insurance and managed care industries, as well as services for healthcare providers, including individual providers, preferred provider organizations and other provider groups, for 3,600,000 shares of ProxyMed common stock. The merger was subject to regulatory and shareholder approval of both companies. The Company also raised an additional $24.1 million in a private equity transaction to various entities affiliated with GAP and Commonwealth Associates to pay off certain debts of PlanVista and other obligations as a result of the acquisition. The acquisition enables the Company to enter into a new line of business, provide new end-to-end services, increase sales opportunities with payers, strengthen business ties with certain customers, expand technological capabilities, reduce operating costs and enhance its public profile. The Company had previously entered into a joint marketing agreement for the sale of PlanVista’s services back in June 2003 (see Note 5).

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

On March 2, 2004, shareholders of both companies approved the merger and ProxyMed acquired all of the outstanding stock of PlanVista by effecting a merger of Planet Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (the “Acquisition Subsidiary”), with and into PlanVista (the “Merger”) upon the terms and conditions set forth in the Agreement and Plan of Merger, dated as of December 5, 2003, by and among the Company, the Acquisition Subsidiary and PlanVista (the “Merger Agreement”). Pursuant to the Merger Agreement and as a result of the Merger, each outstanding share of PlanVista common stock, par value $.01 per share, at the effective time of the Merger was converted into the right to receive 0.08271 of a fully paid and non-assessable share of common stock, par value $.001 per share, of the Company. Following consummation of the Merger, PlanVista’s common stock was delisted from the Over the Counter Bulletin Board. Pursuant to the Merger Agreement and as a result of the Merger, each outstanding share of PlanVista series C preferred stock, par value $.01 per share, at the effective time of the Merger was converted into the right to receive 51.5292 fully paid and non-assessable shares of common stock, par value $.001 per share, of the Company. In addition, the Company provided funds necessary to satisfy $27.4 million of PlanVista’s debt and other obligations outstanding as of the effective time of the Merger. The Company used available cash, a $4.4 million draw on its asset-based line of credit and cash raised through the issuance of shares of common stock in a private placement to fund the acquisition.

The issuance of the Company’s common stock under the Merger Agreement was registered under the Securities Act of 1933 pursuant to the Company’s registration statement on Form S-4 (File No. 333-111024) (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”) and declared effective on February 2, 2004.

On December 5, 2003, the Company agreed to sell an aggregate of 1,691,229 shares of unregistered common stock at $14.25 per share in a private placement to General Atlantic Partners 77, L.P., GAP Coinvestment Partners II, L.P., Gapstar, LLC, GAPCO GmbH & Co. KG., PVC Funding Partners, LLC, ComVest Venture Partners, L.P., Shea Ventures, LLC, and Robert Priddy (the “Purchasers”). No placement agent was used in this transaction. The Company has agreed to grant the Purchasers certain demand and “piggy back” registration rights. On March 2, 2004 and concurrently with the closing of the Merger, the Company closed on the transactions with the Purchasers and received gross proceeds of $24.1 million.

In connection with this merger, the Company’s shareholders approved (1) an amendment to the Company’s articles of incorporation to increase the total number of authorized shares of the Company’s common stock from 13,333,333 1/3 shares to 30,000,000 shares; (2) the issuance of 1,691,229 shares of the Company’s common stock at $14.25 per share in a private equity offering valued at $24.1 million (to retire debt of PlanVista and pay certain expenses associated with the merger); (3) the issuance of 3,600,000 shares of the Company’s common stock for the merger; and (4) an amendment to the Company’s 2002 Stock Option Plan to increase the total number of shares available for issuance from 600,000 to 1,350,000. Additionally, one director of PlanVista was appointed to ProxyMed’s board of directors.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

As noted above, upon completion of the merger, each share of PlanVista’s outstanding common stock was cancelled and converted into the right to receive 0.08271 of a share of the Company’s common stock and each holder of PlanVista series C preferred stock received 51.5292 shares of the Company’s common stock in exchange for each share of PlanVista series C preferred stock, representing approximately 23% of the Company’s common stock on a fully converted basis, and the holders of the Company’s outstanding stock, options and warrants retained approximately 77% of the Company.

PlanVista will be operated as a wholly-owned subsidiary of ProxyMed and its operations will be included in its Transaction Services segment commencing March 2004. All officers and employees of PlanVista, with the exception of the PlanVista’s chief financial officer, continued employment with the Company.

Additionally, certain officers, directors and employees of PlanVista were granted options to purchase an aggregate of 200,000 shares of ProxyMed common stock at $17.74 per share. Of these options, 173,120 will vest two-thirds on the first anniversary date of the grant and one-third on the third anniversary date of the grant. The balance of 26,880 options were granted to PlanVista’s former chief financial officer in connection with a consulting arrangement with him. Fifty percent of these options vested immediately upon the change of control and 25% will each vest after three and six months. The Company expects to recognize approximately $0.1 million in compensation expense associated with this grant in 2004.

As described above, to acquire PlanVista the Company issued 3,600,000 shares of its common stock to PlanVista shareholders valued at $68.4 million (based on the closing price of ProxyMed’s common stock on March 2, 2004), assumed debt and other liabilities of PlanVista, and estimated approximately $1.3 million in acquisition-related costs. Additionally, ProxyMed raised $24.1 in a private placement sale of its common stock to partially fund repayment of PlanVista’s debts and other obligations outstanding at the time of the acquisition. Of the total estimated transaction costs expected to be incurred by the Company, $0.9 million are included in other current assets in the consolidated balance sheet at December 31, 2003.

(b)	Exercise of Warrants – On March 25, 2004, the GAP Warrants were exercised and the Company issued 549,279 shares of common stock for $8.75 million cash.

In thousands	Allowance for Doubtful Accounts
		Additions
Year ended	Balance at	Charged to	Charged to		Balance at
December 31,	beginning of year	costs and expenses	other accounts (1)(2)	Deductions (3)	end of year
2003	$1,096	152	803	1,169	$882

2002	$228	38	1,008	178	$1,096

2001	$691	70	84	617	$228

(1)	Includes amounts charged against revenue in 2001 ($65), 2002 ($346) and 2003 ($803)

(2)	Includes amounts acquired through acquisitions in 2001 ($19), 2002 ($662) and 2003 ($-0-)

(3)	Primarily write-off of bad debts and amounts charged against revenues, net of recoveries