Form 10-Q
period 2004-03-31
PROXYMED INC /FT LAUDERDALE/
filed 2004-05-10
CIK 906337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number: 000-22052

PROXYMED, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0202059

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1854 Shackleford Court, Suite 200, Atlanta, Georgia	30093

(Address of principal executive offices)	(Zip Code)

(770) 806-9918

(Registrant’s telephone number)

2555 Davie Road, Suite 110, Fort Lauderdale, Florida 33317

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

Common Stock, $.001 Par Value
12,625,181 Shares as of May 7, 2004

PART 1 — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

PROXYMED, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(amounts in thousands except for share and per share data)

	March 31,	December 31,
	2004	2003
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$10,381	$5,333
Accounts receivable — trade, net	20,411	10,434
Notes and other receivables	274	187
Inventory	3,574	3,347
Other current assets	1,565	1,908

Total current assets	36,205	21,209
Property and equipment, net	5,364	4,772
Goodwill	100,382	30,775
Purchased technology, capitalized software and other intangible assets, net	57,158	15,884
Restricted cash	250	291
Other assets	512	199

Total assets	$199,871	$73,130

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable and current portion of long-term debt	$5,850	$1,712
Accounts payable and accrued expenses	11,208	8,264
Deferred revenue and other current liabilities	1,646	721

Total current liabilities	18,704	10,697
Convertible notes	13,137	13,137
Other long-term debt	21,269	2,057
Long-term deferred revenue and other long-term liabilities	104	1,461

Total liabilities	53,214	27,352

Stockholders’ equity:
Series C 7% Convertible preferred stock — $.01 par value Authorized 300,000 shares; issued 253,265 shares; outstanding 2,000 shares; liquidation preference $13,333	—	—
Common stock — $.001 par value. Authorized 30,000,000 and 13,333,333 shares respectively; issued and outstanding 12,624,624 and 6,782,938 shares respectively	13	7
Additional paid-in capital	247,734	146,230
Accumulated deficit	(100,700)	(100,273)
Unearned compensation	(204)	—
Note receivable from stockholder	(186)	(186)

Total stockholders’ equity	146,657	45,778

Total liabilities and stockholders’ equity	$199,871	$73,130

The accompanying notes are an integral part of the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(amounts in thousands except for share and per share data)

	Three Months Ended March 31,
	2004	2003
Revenues:
Transaction fees, cost containment services and license fees	$15,886	$12,560
Communication devices and other tangible goods	4,618	4,870

	20,504	17,430

Costs and expenses:
Cost of transaction fees, cost containment services and license fees	4,270	4,258
Cost of tangible goods	4,019	3,954
Selling, general and administrative expenses	10,405	10,041
Depreciation and amortization	1,849	1,330
Loss on disposal of assets	4	125

	20,547	19,708

Operating loss	(43)	(2,278)

Interest (income) expense, net	334	174
Provision for income taxes	50	—

Net loss	$(427)	$(2,452)

Basic and diluted loss per share	$(0.05)	$(0.36)

Basic and diluted weighted average shares outstanding	8,570,731	6,782,938

The accompanying notes are an integral part of the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands except for share and per share data)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(427)	$(2,452)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,849	1,330
Provision for doubtful accounts	207	54
Provision for obsolete inventory	15	10
Loss on disposal of fixed assets	4	125
Non-cash interest (income) expense	(27)	—
Stock option compensation charges	106	—
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts and other receivables	(641)	(984)
Inventory	(241)	(148)
Other current assets	56	(262)
Accounts payable and accrued expenses	(51)	1,797
Accrued expenses of PlanVista paid by ProxyMed	(4,011)	—
Deferred revenue	53	(38)
Other, net	(137)	74

Net cash used in operating activities	(3,245)	(494)

Cash flows from investing activities:
Net cash aqcuired in acquisition	782	—
Capital expenditures	(705)	(910)
Capitalized software	(380)	(276)
Collection of notes receivable	45	81
Proceeds from sale of fixed assets	—	64
(Increase) decrease in restricted cash	40	(326)
Payments for acquisition-related costs	(776)	(3,860)

Net cash used in investing activities	(994)	(5,227)

Cash flows from financing activities:
Net proceeds from sale of common stock	24,100	—
Proceeds from exercise of warrants	8,750	—
Draws on line of credit	4,900	—
Repayment of line of credit	(4,400)	—
Payment of notes payable, capital leases and long-term debt	(24,063)	(310)

Net cash provided by (used in) financing activities	9,287	(310)

Net increase (decrease) in cash and cash equivalents	5,048	(6,031)
Cash and cash equivalents at beginning of period	5,333	16,378

Cash and cash equivalents at end of period	$10,381	$10,347

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

On March 2, 2004, the Company acquired PlanVista Corporation (“PlanVista”), a publicly held company providing cost containment services to the healthcare industry for 3,600,000 shares of its common stock (see Note 2). In conjunction with that transaction the Company also sold 1,691,227 shares of its common stock in a private transaction to partially reduce PlanVista’s debt (see Note 6(a)) and to pay for certain expenses of the transaction. The results of PlanVista have been included in the consolidated financial statements since March 2, 2004 in the Company’s Transaction Services segment.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC on March 30, 2004.

(b)	Revenue Recognition — Transaction fee revenue is recorded in the period the service is rendered. Certain transaction fee revenue is subject to revenue sharing pursuant to agreements with resellers, vendors or gateway partners and are recorded as gross revenues. Revenues from cost containment services are recorded net of their estimated allowances. Revenue from sales of inventory and manufactured goods is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. Revenue from certain up front fees is amortized ratably over the expected life of the customer. Revenue from hardware leases, software rentals and maintenance fees is recognized ratably over the applicable period.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(c)	Bad Debt Estimates – We rely on estimates to determine the bad debt expense and the adequacy of the reserve for doubtful accounts receivable. These estimates are based on our historical experience and the industry in which we operate. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, in our cost containment business, we evaluate the collectibility of our accounts receivable based on a combination of factors.

In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off history, average percentage of receivables written off historically, and the length of time the receivables are past due. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for losses.

(d)	Net loss per share — Basic net loss per share of common stock is computed by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of securities into common stock; however, the following shares were excluded from the calculation of net loss per share because their effects would have been antidilutive: (i) stock options and warrants totaling 2,588,222 shares and 1,753,153 shares at March 31, 2004 and 2003, respectively; (ii) common shares issuable on conversion of Series C preferred stock (13,333 shares, if converted on both March 31, 2004 and 2003); and (iii) 239,028 shares issuable upon conversion of $4.4 million in convertible notes issued in connection with the Company’s acquisition of MedUnite in December 2002.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(e)	Stock Based Compensation — ProxyMed applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for its stock-based compensation plans. The Company measures compensation expense related to the grant of stock options and stock-based awards to employees (including independent directors) in accordance with the provisions of APB No. 25. In accordance with APB No. 25, compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award or at the measurement date for variable awards. Stock-based compensation arrangements involving non-employees are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), under which such arrangements are accounted for based on the fair value of the option or award.

Under SFAS No. 123, as amended by SFAS No. 148, compensation cost for the Company’s stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. Had the Company adopted SFAS No. 123 in accounting for its stock option plans, the Company’s consolidated net loss and net loss per share for the three months ended March 31, 2004 and 2003 would have been adjusted to the pro forma amounts indicated as follows:

In thousands except for per share data	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(427)	$(2,452)

Total stock-based employee pro forma compensation expense determined under fair value based method for all awards	(376)	(150)

Addback charges already taken for intrinsic value of options	14	—

Pro forma net loss	$(789)	$(2,602)

Basic and diluted net loss per common share:
As reported	$(0.05)	$(0.36)
Pro forma	$(0.09)	$(0.38)

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(f)	New Accounting Pronouncements — In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. Since currently the Company does not have derivative instruments, the Company does not believe that the implementation of SFAS No. 149 will have a material effect on the Company’s consolidated financial statements and related disclosures.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No 150”). SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments; (2) obligations to repurchase the issuer’s equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a freestanding financial instrument as a financial instrument that (1) is entered into separately and apart from any of the entity’s other financial instruments or equity transactions; or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately. For all other instruments of public companies, SFAS No. 150 went into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS No. 150 by reporting the cumulative effect of a change in an accounting principle. SFAS No. 150 prohibits entities from restating financial statements for earlier years presented. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial statements.

(g)	Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications include the movement of direct labor and manufacturing overhead from selling, general and administrative expenses to cost of tangible products sold in the Laboratory Communications Solutions segment to better reflect the production of tangible products in this segment.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(2) Acquisition of PlanVista

On March 2, 2004, the Company acquired all of the capital stock of PlanVista Corporation, a publicly-held company located in Tampa, Florida and Middletown, New York that provides medical cost containment and business process outsourcing solutions, including claims repricing services, for the medical insurance and managed care industries, as well as services for healthcare providers, including individual providers, preferred provider organizations and other provider groups for 3,600,000 shares of ProxyMed common stock (valued at $68.4 million based on the closing price of ProxyMed’s common stock on March 2, 2004) issued to PlanVista’s shareholders, assumed debt and other liabilities of PlanVista, and incurred $1.3 million in acquisition related expenses. Additionally, ProxyMed raised $24.1 million in a private placement sale of its common stock to various entities affiliated with General Atlantic Partners and Commonwealth Associates to partially fund repayment of PlanVista’s debts and other obligations outstanding at the time of the acquisition (see Note 5). The acquisition enables the Company to enter into a new line of business, provide new end-to-end services, increase sales opportunities with payers, strengthen business ties with certain customers, expand technological capabilities, reduce operating costs and enhance its public profile. The Company had previously entered into a joint marketing agreement with PlanVista for the sale of PlanVista’s services in June 2003.

Following consummation of the acquisition, PlanVista’s common stock was delisted from the Over the Counter Bulletin Board, and each share of PlanVista’s outstanding common stock was cancelled and converted into the right to receive 0.08271 of a share of the Company’s common stock and each holder of PlanVista series C preferred stock received 51.5292 shares of the Company’s common stock in exchange for each share of PlanVista series C preferred stock, representing approximately 23% of the Company’s common stock on a fully converted basis, and the holders of the Company’s outstanding stock, options and warrants retained approximately 77% of the Company.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

A preliminary allocation of the purchase price is as follows:

In thousands
Common stock issued	$68,400
Acquisition-related costs	1,328
Other adjustments	(642)

Total purchase price	69,086

Allocation of purchase price:
Cash	(782)
Accounts receivable	(9,470)
Other current assets	(395)
Property and equipment	(658)
Customer relationships	(24,600)
Provider network	(16,200)
Technology platforms	(1,180)
Other long-term assets	(360)
Accounts payable and accrued expenses	7,834
Income taxes payable	562
Notes payable, debt and other obligations	44,889
Other long-term liabilities	881

Goodwill	$69,607

The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $69.6 million was recorded as goodwill. The Company has not yet determined whether any or all of this goodwill will be deductible for income tax purposes. The weighted average useful life of the customer relationships is approximately 12.0 years, the weighted average useful life of the provider network is 10.0 years, and the weighted average useful life of the technology platforms is 4.5 years. The valuation of PlanVista’s provider network and technology platforms were based on an independent third-party appraisal of the assets utilizing a replacement cost methodology while the value of the customer relationships was calculated on a discounted cash flow model.

Additionally, the Company wrote-off against goodwill $0.6 million of unamortized liabilities related to the marketing agreement with PlanVista from June 2003. The results of PlanVista’s operations have been included in the Company’s consolidated financial statements since March 2, 2004 in its Transaction Services segment.

The issuance of the 3,600,000 shares of Company common stock to the PlanVista stockholders was registered under the Securities Act of 1933 pursuant to the Company’s registration statement on Form S-4 (File No. 333-111024) (the “Registration Statement”) filed with the SEC and declared effective on February 2, 2004.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

In connection with this transaction, on March 1, 2004, the Company’s shareholders approved (1) an amendment to the Company’s articles of incorporation to increase the total number of authorized shares of the Company’s common stock from 13,333,333? shares to 30,000,000 shares; (2) the issuance of 1,691,227 shares of the Company’s common stock at $14.25 per share in a private equity offering valued at $24.1 million (to retire debt of PlanVista and pay certain expenses associated with the merger); (3) the issuance of 3,600,000 shares of the Company’s common stock in connection with the PlanVista merger; and (4) an amendment to the Company’s 2002 Stock Option Plan to increase the total number of shares available for issuance from 600,000 to 1,350,000. Additionally, one director of PlanVista was appointed to the Company’s board of directors.

All officers and employees of PlanVista, with the exception of PlanVista’s chief financial officer, continued employment with the Company.

Additionally, certain officers, directors and employees of PlanVista were granted options to purchase an aggregate of 200,000 shares of ProxyMed common stock at an exercise price of $17.74 per share. Of these options, 173,120 will vest two-thirds on the first anniversary date of the grant and one-third on the third anniversary date of the grant. Since the exercise price was less than the market price as of the date of issuance, the Company is recording periodic non-cash compensation charges over the vesting period of the options based on the intrinsic value method. For the three months ended March 31, 2004, the Company recorded a non-cash compensation charge of $14,000 for these options. The balance of 26,880 options was granted to PlanVista’s former chief financial officer in connection with a consulting arrangement with him. Fifty percent of these options vested immediately upon the change of control and 25% will each vest after three and six months. The Company recorded a compensation charge of approximately $0.1 million in compensation expense associated with this grant in the three months ended March 31, 2004 utilizing a Black-Scholes model using the following assumptions: risk-free interest rate of 1.2%, expected life of 9 months, expected volatility of 42% and no dividend yield.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

The following unaudited pro forma summary presents the consolidated results of operations of ProxyMed and PlanVista as if the acquisitions of these businesses had occurred at the beginning of each period presented. These pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place at those dates, or of results that may occur in the future.

In thousands (except for per share data)	Three Months Ended March 31,
	2004	2003
Revenues	$26,172	$25,484
Net loss	$(91)	$(1,349)
Basic and diluted net loss per share of common stock	$(0.01)	$(0.11)

(3) Inventory

Inventory consists of the following at March 31, 2004:

In thousands
Materials, supplies and component parts	$1,951
Work in process	814
Finished goods	809

$3,574

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(4) Goodwill and Other Intangible Assets

(a)	Goodwill — The changes in the carrying amounts of goodwill for the three months ended March 31, 2004 by operating segment are as follows:

		Laboratory
	Transaction	Communication
In thousands	Services	Solutions	Total
Balance as of December 31, 2003	$28,673	$2,102	$30,775
Goodwill acquired during the period	69,607	—	69,607

Balance as of March 31, 2004	$98,280	$2,102	$100,382

(b)	Other Intangible Assets — The carrying amounts of other intangible assets as of March 31, 2004 and December 31, 2003, by category, are as follows:

	March 31, 2004			December 31, 2003
	Carrying	Accumulated		Carrying	Accumulated
In thousands	Amount	Amortization	Net	Amount	Amortization	Net
Capitalized software	$2,168	$(315)	$1,853	$1,788	$(183)	$1,605
Purchased technology	10,306	(3,555)	6,751	9,126	(3,194)	5,932
Customer relationships	34,394	(1,905)	32,489	9,793	(1,446)	8,347
Provider network	16,200	(135)	16,065	—	—	—

	$63,068	$(5,910)	$57,158	$20,707	$(4,823)	$15,884

Amortization expense of other intangible assets was $1.1 million and $0.7 million for the three months ended March 31, 2004 and 2003, respectively.

As of March 31, 2004, estimated future amortization expense of other intangible assets is as follows:

In thousands
2004 (remaining quarters)	$1,685
2005	2,146
2006	1,974
2007	1,598
2008	1,088

$8,491

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(5) Debt Obligations

(a)	Senior debt — As a result of the acquisition of PlanVista, the Company guaranteed a $20.4 million secured obligation to PVC Funding Partners, LLC (an investment company related to Commonwealth Associates, LP). This obligation is payable in monthly installments of $0.2 million and matures on May 1, 2005. It currently bears an interest rate of 6%, payable monthly in cash, which increases to 10% on December 1, 2004. Under the covenants of the senior debt obligation, PlanVista (as a wholly-owned subsidiary) is limited in its ability to upstream cash to ProxyMed (as the parent company). Additionally, the assets of PlanVista are not eligible collateral for the Company’s asset-based line of credit due to covenants of the senior debt.

(b)	Notes payable — In February 2003, the Company financed $0.3 million for a certain liability insurance policy required for the MedUnite acquisition over 24 months at 5.25% to a third-party. At March 31, 2004, the note has an outstanding balance of $0.1 million and is collateralized by a letter of credit in the amount of $0.2 million (supported with restricted cash).

In March 2003, the Company restructured $3.4 million in accounts payable and accrued expenses acquired from MedUnite and outstanding at December 31, 2002 to one vendor by paying $0.8 million in cash and financing the balance of $2.6 million with an unsecured note payable over 36 months at 8% commencing in March 2003. At March 31, 2004, the balance of this note payable is $1.8 million.

In April 2003, the Company financed a net total of $2.0 million ($2.8 million in accounts payable and accrued expenses offset by $0.8 million in accounts receivable) existing at December 31, 2002 from MedUnite to NDCHealth by issuing an unsecured note payable over 24 months at 6%. At March 31, 2004, the balance of this note payable is $1.3 million.

In January 2004, the Company financed $0.3 million of liability insurance policy premium with an unsecured note, payable over 9 months at 4.86% to a third-party. At March 31, 2004, the balance of this note is $0.3 million.

As a result of the acquisition of PlanVista, the Company also assumed notes payable to two former board members of PlanVista. The combined balance of these notes is $0.5 million at March 31, 2004. One of these board members has been appointed as director of ProxyMed as a result of the acquisition. These notes bear interest at prime plus 4% (which has been accrued through and totals $0.1 million at March 31, 2004). Both principal and interest are due on December 1, 2004.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

Additionally, the Company also assumed an unsecured note payable that financed a certain liability policy of PlanVista that was required as part of the acquisition. This note matures in November 2004 and bears interest at 8.5% payable to a third-party. At March 31, 2004, the balance of this note was $0.5 million.

(c)	Revolving Credit Facility – In February 2004, the Company drew down $4.4 million on its revolving credit facility to provide bridge funding in its acquisition of PlanVista. This amount was repaid in March 2004. At March 31, 2004, there was $0.5 million drawn on this line of credit which was subsequently repaid in April 2004.

(6) Equity Transactions

(a)	Sale of Common Stock – On March 2, 2004, the Company sold an aggregate of 1,691,227 shares of unregistered common stock at $14.25 per share in a private placement to General Atlantic Partners 77, L.P., GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, Gapstar, LLC, GAPCO GmbH & Co. KG., PVC Funding Partners, LLC, ComVest Venture Partners, L.P., Shea Ventures, LLC, and Robert Priddy (the “Purchasers”) resulting in net proceeds of $24.1 million. No placement agent was used in this transaction. The Company has agreed to grant the Purchasers certain demand and “piggy back” registration rights. The proceeds from this transaction were used with other available funds to retire certain debts of PlanVista and to fund certain costs associated with the Company’s acquisition of PlanVista.

(b)	Stock Options – During the three months ended March 31, 2004, the Company granted 241,373 stock options at exercise prices between $17.74 and $19.25 per share to employees. Such options are for a ten-year term and vest equally over the three years following the date of the grant. However, of these options, 173,120 options granted to employees of PlanVista upon its acquisition by ProxyMed will vest two-thirds on the first anniversary date of the grant and one-third on the third anniversary date of the grant. As described in Note 2, since these options were granted at an exercise price of $17.74, which was below the $19.00 market price at the time of issuance, the Company will record periodic non-cash compensation charges over the vesting period of the options based on the intrinsic value method. For the three months ended March 31, 2004, the Company recorded a charge of $14,000 for these options.

In March 2004, 26,880 options at an exercise price of $17.74 per share were granted to PlanVista’s former chief financial officer in connection with a consulting arrangement with him. Fifty percent of these options vested immediately upon the change of control and 25% will each vest after three and six months. The Company recorded $0.1 million in compensation expense associated with this grant in the three months ended March 31, 2004 based on the Black-Scholes method of valuation.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

Additionally, in March 2004, 15,000 stock options at an exercise price of $17.50 per share were granted to a new director upon appointment to the Company’s board of directors as result of the acquisition of PlanVista. Such options are for a ten-year term and vest equally over the three years following the date of the grant.

(c)	Exercise of Warrants – On March 25, 2004, General Atlantic Partners exercised 549,279 warrants it received in April 2002 with an exercise price of $15.93 for $8.75 million in cash.

(7) Segment Information

ProxyMed operates in two reportable segments that are separately managed: Transaction Services (formerly known as Electronic healthcare transaction processing) and Laboratory Communication Solutions. Transaction Services includes transaction, cost containment and value-added services principally between physicians and insurance companies (Payer Services and Medical Cost Containment Services) and physicians and pharmacies (Prescription Services); and Laboratory Communication Solutions includes the sale, lease and service of communication devices principally to laboratories and the contract manufacturing of printed circuit boards (Laboratory Services). The results for the Transaction Services and Laboratory Communication Solutions segments do not include an allocation of Corporate overhead in assessing the operating performance of the respective segments. For financial reporting purposes, the assets of the Company’s Corporate segment have been combined with those of its Transaction Services Segment since they are intertwined with the operation of the other segment. Inter-segment sales are not material and there were no foreign sales for any periods presented.

In thousands	Three Months Ended March 31,
	2004	2003
Net revenues:
Transaction Services	$14,594	$11,291
Laboratory Communication Solutions	5,910	6,139

	$20,504	$17,430

Operating loss:
Transaction Services	$797	$(1,941)
Laboratory Communication Solutions	257	587
Corporate	(1,097)	(924)

	$(43)	$(2,278)

	March 31,
	2004	2003
Total assets:
Transaction Services	$187,853	$72,043
Laboratory Communication Solutions	12,018	12,424

	$199,871	$84,467

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(8) Income Taxes

As of March 31, 2004, the Company had a net deferred tax asset of approximately $67.4 million, which was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset. The provision for income taxes reported in the statement of operations for the three months ended March 31, 2004 reflect approximately $50,000 primarily for state income taxes.

(9) Loss on Disposal of Assets

As a result of the consolidation of the ProxyMed and MedUnite offices in Atlanta during the three months ended March 31, 2003, the Company recorded $0.1 million in losses primarily related to the disposition of certain assets owned and leased that were acquired in the acquisition of MDP Corporation in 2001.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to our consolidated financial statements on this Form 10-Q and notes thereto and those included in Part IV starting on Page F-7 of our Form 10-K for the year ended December 31, 2003 and to provide an understanding of our results of operations, financial condition, and changes in financial condition. Our MD&A is organized as follows:

•	Introduction – This section provides a general description of our business, summarizes the significant acquisitions we completed in the last two years, and provides a brief overview of our operating segments.

•	Results of Operations – This section provides our analysis and outlook for the line items on our consolidated statement of operations on both a company-wide and segment basis.

•	Liquidity and Capital Resources – This section provides an analysis of our liquidity and cash flows, as well as our discussion of our debts and other commitments.

•	Critical Accounting Policies and Estimates – This section discusses those accounting policies that are considered to be both important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to our consolidated financial statements in this Form 10-Q and starting on Page F-7 in our Form 10-K for the year ended December 31, 2003.

•	New Accounting Pronouncements – This section includes a discussion of recently published accounting authoritative literature that may have an impact on our historical or prospective results of operations or financial condition.

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

     Our primary strategy is focused on leveraging our leading position as an independent back-end connectivity provider to small physician offices. Through strategic relationships and partnerships with front-end solution providers, our goal is to drive more healthcare transactions through PhoenixTM while remaining neutral in the battle for the physician’s desktop. Additionally, we expect that there will be opportunities to increase revenues by cross-selling our existing products and services to our current customer base of physicians and other healthcare providers, as well as revenue opportunities from the development of new services from our development efforts, including Internet-based transaction services. We remain committed to developing additional capabilities and value-added products and services, and to expanding our back-end connectivity network. In conjunction with this philosophy, we have recently introduced ProxyMed.net, our new web portal for providers, and “PhoenixTM”, our new transaction processing platform which has been HIPAA-certified through Claredi. We have also added new services offerings for our payer customers through our acquisition of PlanVista Corporation (“PlanVista”) on March 2, 2004 for claims re-pricing services and First Data Corporation for a jointly marketed suite of services being offered under the brand name “FirstProxy.”

Acquisitions

     On December 31, 2002, we acquired all of the outstanding stock of MedUnite, Inc. (“MedUnite”) for $10 million in cash and an aggregate of $13.4 million principal amount of 4% convertible promissory notes. In addition, we paid approximately $6.7 million in transaction and exit related costs (which were originally estimated at $8.3 million). Interest on the convertible notes is payable in cash on a quarterly basis. The convertible promissory notes (now currently payable at a maturity value of $13.1 million after a claim setoff against the escrow in December 2003) are payable in full on December 31, 2008, and are convertible into an aggregate of 716,968 shares (originally 731,322 shares before the claim setoff) of our common stock if the former shareholders of MedUnite achieve certain revenue-based triggers over the next three and one-half year period. The shares of our common stock issuable upon conversion of the convertible notes will be registered by us promptly after a conversion trigger event is met. The first threshold trigger was reached during the fourth quarter of 2003 and the convertible notes were reduced to $13.1 million at December 31, 2003 as a result of a claim against the escrow. The operations of MedUnite are reflected with our operations for the twelve months ended December 31, 2003. Additionally, we spent much of the 2003 year integrating the operations of MedUnite into our existing operations, and currently the organizations are run and managed as one operating unit. As a result, meaningful separate results and statistics for MedUnite are no longer available.

     On March 2, 2004, we acquired PlanVista (a company that provides medical cost containment and business process outsourcing solutions for the medical insurance and managed care industries, as well as services for health care providers, including individual providers, preferred provider organizations and other provider groups) for 3,600,000 shares of our common stock issued to PlanVista shareholders valued at $68.4 million (based on the closing price of our common stock on March 2, 2004). We also assumed debt and other liabilities of PlanVista, and paid approximately $1.3 million in acquisition-related costs. Additionally, we raised $24.1 million in a private placement sale of our common stock to General Atlantic Partners, Commonwealth Associates and other parties to partially fund repayment of certain of PlanVista’s debts and other obligations outstanding at the time of the acquisition. The merger enables us to enter into a new line of business, provide new end-to-end services, increase sales opportunities with payers, strengthen business ties with certain customers, expand technological capabilities, reduce operating costs and enhance our public profile.

     Upon completion of the acquisition, each share of PlanVista’s outstanding common stock was cancelled and converted into the right to receive 0.08271 of a share of our common stock and each holder of PlanVista series C preferred stock received 51.5292 shares of our common stock in exchange for each share of PlanVista series C preferred stock, representing approximately 23% of our common stock on a fully converted basis, and the holders of our outstanding stock, options and warrants retained approximately 77% of ProxyMed. PlanVista’s operations are included in our Transaction Services segment commencing March 2004.

     In connection with this acquisition, our shareholders approved (1) an amendment to our articles of incorporation to increase the total number of authorized shares of the Company’s common stock from 13,333,333 1/3 shares to 30,000,000 shares, (2) the issuance of 1,691,229 shares of our common stock at $14.25 per share in a private equity offering valued at $24.1 million (to retire a portion of debt of PlanVista and pay certain expenses associated with the merger), (3) the issuance of 3,600,000 shares of our common stock in connection with the merger, and (4) an amendment to our 2002 Stock Option Plan to increase the total number of shares available for issuance from 600,000 to 1,350,000.

Operating Segments

     We operate in two reportable segments that are separately managed: Transaction Services (formerly known as Electronic healthcare transaction processing) and Laboratory Communication Solutions. Transaction Services includes transaction and value-added services principally between physicians and insurance companies (Payer Services) and physicians and pharmacies (Prescription Services); and Laboratory Communication Solutions includes the sale, lease and service of communication devices principally to laboratories and the contract manufacturing of printed circuit boards (Laboratory Services). The results for the Transaction Services and Laboratory Communication Solutions segments do not include an allocation of Corporate overhead in assessing the operating performance of the respective segments. Commencing in March 2004, the operations of PlanVista are included in our Transaction Services segment (Medical Cost Containment Services).

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003.

     Net Revenues. Consolidated net revenues for the three months ended March 31, 2004 increased by $3.1 million or 17.6% to $20.5 million from consolidated net revenues of $17.4 million for the three months ended March 31, 2003. Net revenues classified by our reportable segments are as follows:

In thousands	Three Months Ended March 31,
	2004	2003
Transaction Services	$14,594	$11,291
Laboratory Communication Solutions	5,910	6,139

	$20,504	$17,430

     Net revenues in our Transaction Services segment increased by 29.3% over the 2003 period. This increase is primarily due to the acquisition of PlanVista.

     For the 2004 period, approximately 71% of our revenues came from our Transaction Services segment compared to 65% from this segment for the 2003 period. For the remainder of 2004 and beyond, it is anticipated that our greatest growth will come from this segment.

     Laboratory Communication Solutions segment net revenues decreased by 3.7% from the 2003 period. While our revenues in this segment started the year slowly, most of our revenues in this segment comes from the sale of fixed assets to our lab and contract-manufacturing customers. We anticipate that a strengthening economy will help to improve revenue for our Laboratory Communications Solutions segment over the balance of the year.

     A summary of the number of transactions we processed for the periods presented is as follows:

In thousands	Three Months Ended March 31,
	2004	2003
Core transactions (1)	49,875	49,601
Encounters	9,967	6,878

Total transactions	59,842	56,479

(1)	Includes 375,000 cost containment transactions in the 2004 period from ProxyMed’s acquisition of PlanVista

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

     Cost containment transactions represent the number of claims sent by our payer clients to be re-priced through our provider network.

     Cost of sales. Consolidated cost of sales decreased as a percentage of net revenues to 40% for the three months ended March 31, 2004 from 47% for the three months ended March 31, 2003. Cost of sales classified by our reportable segments is as follows:

In thousands	Three Months Ended March 31,
	2004	2003
Transaction Services	$4,260	$4,266
Laboratory Communication Solutions	4,029	3,946

	$8,289	$8,212

     Cost of sales in our Transaction Services segment consists of transaction fees, provider network outsourcing (leasing) fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, revenue sharing arrangements with our business partners, third-party database licenses, and certain travel expenses. Cost of sales as a percentage of revenues decreased to 29% in the 2004 period compared to 38% in the same period last year primarily due to a change in the mix of transaction types from higher cost patient statements to lower cost claim transactions, and the loss of business from a low margin gateway partner during the latter half of the 2003 year, offset by the addition of higher margin medical cost containment services from our acquisition of PlanVista.

     With the filing of our annual 2003 financial statements, we reclassified direct labor and manufacturing overhead from selling, general and administrative expenses to cost of tangible products sold to better reflect the production of tangible products. All prior periods have a similar reclassification. As a result, cost of sales in the Laboratory Communication Solutions segment includes hardware, third party software, consumable materials, direct manufacturing labor and indirect manufacturing overhead. Cost of sales as a percentage of revenues in this segment increased to 68% for the three months ended March 31, 2004 compared to 64% for three months ended March 31, 2003 primarily due to a change in the mix from lower cost leases to higher cost contract manufacturing and laboratory communication devices.

     Selling, General and Administrative Expenses. Consolidated SG&A increased for the three months ended March 31, 2004 by $0.4 million, or 4%, from consolidated SG&A of $10.0 million for the three months ended March 31, 2003. Consolidated SG&A expenses as a percentage of consolidated revenues decreased to 51% for the 2004 period compared to 58% in the same period last year. SG&A expenses classified by our reportable segments are as follows:

In thousands	Three Months Ended March 31,
	2004	2003
Transaction Services	$7,984	$7,787
Laboratory Communication Solutions	1,360	1,374
Corporate	1,061	880

	$10,405	$10,041

     Transaction Services segment SG&A expenses for the three months March 31, 2004 increased 2% over the same period last year primarily due to reductions in expenses from our MedUnite acquisition, offset by costs related to our HIPAA compliance efforts, implementation staffing and sales/marketing programs implemented since the first quarter of last year and the addition of SG&A expenses from PlanVista for one month in the 2004 period.

     Laboratory Communication Solutions segment SG&A expenses for the three months ended March 31, 2004 decreased by 1% over the same period last year and segment SG&A expenses as a percentage of segment net revenues decreased to 23% for the 2004 period compared to 22% for the same period last year.

     Corporate SG&A expenses increased 21% for the three months ended March 31, 2004 compared to the same period last year primarily due to increased professional fees and personnel costs, and the cost of complying with the Sarbanes-Oxley Act of 2002.

     Depreciation and Amortization. Consolidated depreciation and amortization increased by $0.5 million to $1.8 million for the three months ended March 31, 2004 from $1.3 million for the same period last year. This increase was primarily due to approximately $0.4 million for the amortization of intangible assets acquired in the PlanVista acquisition. Depreciation and amortization classified by our reportable segments is as follows:

In thousands	Three Months Ended March 31,
	2004	2003
Transaction services	$1,554	$1,056
Laboratory communication solutions	259	230
Corporate	36	44

	$1,849	$1,330

     Operating Loss. As a result of the foregoing, consolidated operating loss for the three months ended March 31, 2004 was $43,000 compared to operating loss of $2.3 million for the same period last year. Operating loss classified by our reportable segments is as follows:

In thousands	Three Months Ended March 31,
	2004	2003
Transaction services	$797	$(1,941)
Laboratory communication solutions	257	587
Corporate	(1,097)	(924)

	$(43)	$(2,278)

     Interest expense, net. Consolidated net interest expense for the three months ended March 31, 2004 was $0.3 million compared to $0.2 million for the same period last year. This increase in expense is primarily due to the assumption of debt in conjunction with the PlanVista acquisition. Interest expense for the 2004 year is expected to be at levels above those in the prior year due to the senior debt acquired from PlanVista.

     Net Loss. As a result of the foregoing, consolidated net loss for the three months ended March 31, 2004 was $0.4 million compared to net loss of $2.5 million for the same period last year.

Liquidity and Capital Resources

     In the three months ended March 31, 2004, net cash used in operating activities totaled $3.2 million, and included $4.0 million to pay certain acquisition-related expenses of PlanVista outstanding as of the effective time of the acquisition. Cash used for investing activities totaled $1.0 million and consisted primarily of $0.8 million in net cash acquired from PlanVista offset by $0.8 million in costs related to the acquisitions of PlanVista and MedUnite and $1.1 million in capital expenditures and capitalized software. Cash provided by financing activities totaled $9.3 million and consisted of a private placement of our common stock, an exercise of warrants, a net draw on our asset-based line of credit, and repayments of notes payable, other long-term debt, and payments related to capital leases (including $23.4 million for the retirement of debts and other obligations and expenses).

     In the three months ended March 31, 2003, cash used by operating activities was $0.5 million. Cash used in investing activities was $5.2 million. During this period, we paid $3.9 million in costs related to our December 2002 acquisition of MedUnite, paid $1.2 million for fixed assets and capitalized software, and transferred $0.3 million to restricted cash as collateral for a note payable. Cash used in financing activities was $0.3 million for repayments of notes payable, other long-term debt, and payments related to capital leases. These activities were principally financed through available cash resources.

     We had cash and cash equivalents totaling $10.4 million as of March 31, 2004 compared to $10.3 million at March 31, 2003. These available funds will be used for operations, strategic acquisitions, the further development of our products and services, and other general corporate purposes. We continue to evaluate other acquisition opportunities and strategic alternatives that may add synergies to our product offerings and business strategy.

     On March 2, 2004, we acquired PlanVista through the issuance of 3,600,000 shares of our common stock (valued at $68.4 million). In addition, we raised an additional $24.1 million in a private placement sale of our common stock and drew down $4.4 million on our asset-based line of credit. These funds, along with available cash resources, were used to satisfy $27.4 million of PlanVista’s debt and other obligations outstanding as of the effective time of the acquisition.

     At the current time, we do not have any material commitments for capital expenditures.

     We anticipate spending approximately $1.0 million for various development projects scheduled to be undertaken by us in 2004 (including $0.3 million related to projects at PlanVista). Additionally, we anticipate spending approximately $5.8 million (including $1.1 million at PlanVista) primarily for hardware and software costs related to enhancements to our technical infrastructure and administrative systems. Through March 31, 2004, we spent $1.1 million towards these projects. Furthermore, we expect to incur costs of approximately $1.5 million in 2004 in connection with the implementation of our internal control procedures mandated by the Sarbanes-Oxley Act of 2002 and with our financial system consolidation efforts.

     At the time we acquired MedUnite at the end of 2002, MedUnite had incurred significant losses since its inception and was utilizing cash significantly in excess of amounts it was generating primarily due to technical and research and development activities related to its various processing platforms. As a result, there were substantial liabilities and obligations as well as future commitments (both known and unknown at December 31, 2002) associated with the business in addition to the transaction and exit costs associated with the acquisition. In an effort to immediately curtail and reduce the expenditure levels, MedUnite’s senior management team was terminated along with approximately 20% of the general workforce, and in February 2003, we moved our Atlanta facility into MedUnite’s Norcross facility. While we did not achieve the expected reductions in MedUnite’s cost early in the first quarter of 2003, we did exit that quarter on an expense run rate in line with our expectations. Furthermore, during the second and third quarters of 2003, we continued expense reductions by successfully eliminating or renegotiating substantial telecommunication expenses and eliminating duplicative contact management, human resources and customer relationship management systems. Additionally, in April 2003, we terminated the San Diego facility lease effective July 1, 2003 in return for a $0.8 million letter of credit held by the current landlord and furniture at the facility.

     By December 31, 2003, we had paid all but $0.2 million of the transaction and exit costs associated with the MedUnite acquisition. As a result of our negotiations, the original $8.3 million in transaction and exit costs were ultimately settled for approximately $6.7 million, representing a savings of $1.6 million.

     Additionally, other MedUnite contractual obligations have been canceled or renegotiated with the respective vendors. We have entered into financing agreements with certain major vendors as a means of settling liabilities that existed at December 31, 2002, and have financed $3.4 million of liabilities to one vendor, $2.0 million in net liabilities to a former owner of MedUnite, and $0.4 million for a required insurance policy as part of the acquisition. Between these financing agreements, existing capital leases, and the convertible notes issued in the acquisition, we incurred significant interest expense charges in 2003.

     In December 2003, we closed on a $12.5 million asset-based line of credit with our commercial bank. Borrowing under such facility is subject to eligible cash, accounts receivable, and inventory and other conditions. Borrowings bear interest at the prime rate plus 0.5% or at LIBOR plus 2.25% (or LIBOR plus 0.75% in the case of borrowings against eligible cash only). As a result of our acquisition of PlanVista, we drew down $4.4 million against this line at the end of February 2004 (which was repaid in early March 2004) and had a $0.5 million draw outstanding as of March 31, 2004 that we repaid in April 2004. At this time, the assets of PlanVista are not eligible collateral for this line of credit due to covenants of the senior debt in place at PlanVista. Additionally, PlanVista (as a wholly-owned subsidiary) is limited in its ability to upstream cash to ProxyMed (as the parent company) due to additional covenants under this instrument.

     As noted above, with our acquisition of PlanVista on March 2, 2004, we utilized the $24.1 million in proceeds raised from our private placement, drew $4.4 million on our line of credit and used available cash to satisfy $27.4 million of PlanVista’s debt and other obligations outstanding as of the effective time of the acquisition. As a result of the acquisition, we acquired a cash flow positive company with $20.4 million in senior debt due in May 2005 (at an interest rate of 6% until December 2004 when the interest rate increases to 10%). While it is our intent to satisfy this debt either through refinancing, obtaining a senior line of credit, or by raising equity capital, we will incur substantial additional cash interest charges until we do so. We may be unable to raise additional funds.

     The following table represents our contractual cash obligations due over the next several years (including obligations of PlanVista). Operating leases are shown net of any sublease agreements.

In thousands	2004(1)	2005	2006	2007	2008
Interest on convertible notes (2)	$394	$526	$525	$525	$525
Interest on senior and other debt	1,044	744	—	—	—
Convertible notes (2)	—	—	—	—	13,137
Senior debt of PlanVista	2,000	18,395	—	—	—
Notes payable	2,849	1,758	354	—	—
Capital lease obligations	141	93	6	1	—
Operating leases	1,520	718	66	53	12

Total	$7,948	$22,234	$951	$579	$13,674

(1)	Remaining quarters of 2004
(2)	Assumes no conversion of convertible notes

     We believe that we have sufficient cash and cash equivalents on hand to fund our future operational capital requirements and expenditures, and a sufficient level of capital in order to fund specific research and development projects or to pursue smaller additional strategic acquisitions. Even with the positive cash flow expected to be generated from our operations, we anticipate that we will need to refinance the PlanVista debt, by either obtaining a new senior line of credit or raising capital in order to satisfy this debt on or before maturity. However, if we require additional funding in the future to satisfy any of our outstanding future obligations, or further our strategic plans, there can be no assurance that any additional funding will be available to us, or if available, that it will be available on acceptable terms. If we are successful in obtaining additional financing, the terms of the financing may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of our common stock. We believe that if we are not successful in obtaining additional financing for further product development or strategic acquisitions, such inability may adversely impact our ability to successfully execute our business plan and may put us at a competitive disadvantage.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements beginning on Page F-7 of our Form 10-K for the year ended December 31, 2003.

     Revenue Recognition – Transaction Services fee revenue is recorded in the period the service is rendered. Certain transaction fee revenue may be subject to revenue sharing per agreements with resellers, vendors or gateway partners and are recorded as gross revenues. Revenues on cost containment services are recorded net of their estimated allowances. Revenue from sales of inventory and manufactured goods is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. Revenue from certain up-front fees is amortized ratably over the expected life of the customer or contract. Revenue from hardware leases, network access and maintenance fees is recognized ratably over the applicable period.

     Goodwill – We adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under SFAS No. 142, goodwill is reviewed at least annually for impairment. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a “fair value” methodology versus an undiscounted cash flow method required under previous accounting rules. In accordance with our adoption of SFAS No. 142, we completed our most recent annual test at December 31, 2003 and 2002 utilizing various valuation techniques including a market value analysis. No impairment charges were recorded as a result of these tests.

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

     Bad Debt Estimates – We rely on estimates to determine the bad debt expense and the adequacy of the reserve for doubtful accounts receivable. These estimates are based on our historical experience and the industry in which we operate. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, in our cost containment business, we evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off history, average percentage of receivables written off historically, and the length of time the receivables are past due. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for losses.

New Accounting Pronouncements

     In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provision that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. We do not believe that the implementation SFAS No. 149 will have a material effect on our consolidated financial statements and related disclosures.

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

     Actual results may differ significantly from projected results due to a number of factors, including, but not limited to, the soundness of our business strategies relative to perceived market opportunities; our assessment of the healthcare industry’s need, desire and ability to become technology efficient; market acceptance of our products and services; and our ability and that of our business associates to comply with various government rules regarding healthcare information and patient privacy. These and other risk factors are more fully discussed starting on Page 23 and elsewhere in our Form 10-K for the year ended December 31, 2003, which we strongly urge you to read.

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     On March 2, 2004, the Company sold an aggregate of 1,691,227 shares of unregistered common stock at $14.25 per share in a private placement to General Atlantic Partners 77, L.P., GAP Coinvestment III, LLC, GAP Coinvestments IV, LLC, Gapstar, LLC, GAPCO GmbH & Co. KG., PVC Funding Partners, LLC, ComVest Venture Partners, L.P., Shea Ventures, LLC, and Robert Priddy (the “Purchasers”) resulting in net proceeds to the Company of $24.1 million. No placement agent was used in this transaction. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, or Rule 506 of Regulation D promulgated thereunder. The Company has agreed to grant the Purchasers certain demand and “piggy back” registration rights. The proceeds from this transaction were used with other available funds to partially retire certain debts of PlanVista and to pay certain costs associated with the Company’s acquisition of PlanVista

Item 4. Submission of Matters to a Vote of Security Holders.

     During the quarter ended March 31, 2004, at the Company’s special meeting of shareholders held on March 1, 2004, the shareholders approved the following resolutions:

•	Amendment to the Company’s Articles of Incorporation. The total number of votes cast for this proposal to approve an amendment to the Company’s articles of incorporation to increase the total number of authorized shares of the Company’s common stock from 13,333,333? shares to 30,000,000 shares was 4,296,832. Of these votes, 3,651,959 were in favor, 581,298 were against and 63,575 abstained.

•	Ratification and approval of shares issued in connection with a private placement of the Company’s common stock. The total number of votes cast for this proposal which approves the issuance of 1,691,227 shares of the Company’s common stock at $14.25 per share in a private equity offering valued at $24.1 million to partially retire debt of PlanVista Corporation and pay certain expenses associated with the acquisition of PlanVista Corporation was 4,296,832. Of these votes, 4,269,668 were in favor, 22,662 were against and 4,502 abstained.

•	Ratification and approval of shares issued to PlanVista Corporation Stockholders to acquire all of the outstanding stock of PlanVista Corporation. The total number of votes cast for this proposal which approves the issuance of 3,600,000 shares of the Company’s common stock in connection with the PlanVista merger was 4,296,832. Of these votes, 4,272,170 were in favor, 20,332 were against and 4,330 abstained.

•	Ratification and approval of additional shares to be issued under the Company’s 2002 Stock Option Plan. The total number of votes cast for this proposal which approves an amendment to the Company’s 2002 Stock Option Plan to increase the total number of shares available for issuance from 600,000 to 1,350,000 was 4,296,832. Of these votes, 3,651,959 were in favor, 581,298 were against and 63,575 abstained.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

Exhibit
No.	Description
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

3.3	Articles of Amendment to Restated Articles of Incorporation of the Registrant dated March 1, 2004 (incorporated by reference to Exhibit 3.1 of Form 8-K File No. 000-22052, reporting an event dated March 2, 2004).

3.4	Articles of Amendment to Articles of Incorporation of the Registrant effective August 22, 2002 (incorporated by reference to Exhibit 3.4 of Form 10-K for the period ended December 31, 2003).

Exhibit
No.	Description
3.5	Articles of Amendment to Articles of Incorporation of the Registrant dated December 21, 2001 (incorporated by reference to Exhibit 3.1 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).

3.6	Articles of Amendment to Articles of Incorporation dated August 21, 2001 (incorporated by reference to Exhibit 2.2 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).

3.7	Articles of Amendment to Articles of Incorporation dated July 25, 2001 (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).

3.8	Articles of Amendment to Articles of Incorporation of the Registrant effective July 14, 2000 (incorporated by reference to Exhibit 3.8 of Form 10-K for the period ended December 31, 2003).

3.9	Articles of Amendment to Articles of Incorporation of the Registrant dated June 15, 2000 (incorporated by reference to Exhibit 3.4 of Form 10-Q/A for the period ended June 30, 2000).

4.1	Common Stock Purchase Warrants issued to First Data Corporation (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 000-22052, reporting an event dated July 8, 2003).

4.2	Form of 4% Convertible Promissory Notes dated December 31, 2002 issued in connection with the Agreement and Plan of Merger and Reorganization dated December 31, 2002 between ProxyMed, Inc., Davie Acquisition Corp., and MedUnite, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K File No. 000-22052, reporting an event dated December 31, 2002).

4.3	Form of Common Stock Purchase Warrants issued to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co., KG and GapStar, LLC (incorporated by reference to Exhibit 10.2 of Form 8-K, File No. 000-22052, reporting an event dated March 26, 2002).

4.4	Form of Exchanged Warrant to Purchase Common Stock of the Registrant dated May 4, 2000, issued to certain investors (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).

4.5	Form of New Warrant to Purchase Common Stock of the Registrant dated May 4, 2000, issued to certain investors (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).

Exhibit
No.	Description
4.6	Form of Warrant to Purchase Common Stock of the Registrant dated December 23, 1999, issued to certain investors (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated December 23, 1999).

10.1	Amended and Restated Registration Rights Agreement among the Registrant, General Atlantic Partners 77, L.P., General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, GapStar, LLC, GAPCO GmbH & Co. KG, PVC Funding Partners, LLC, ComVest Venture Partners, L.P., Shea Ventures, LLC, and Robert Priddy, dated March 2, 2004 (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated March 2, 2004).

Exhibit
No.	Description
10.2	Employment Agreement between ProxyMed and David E. Oles effective April 26, 2004.*

31.1	Certification by Michael K. Hoover, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification Gregory J. Eisenhauer, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Michael K. Hoover, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Gregory J. Eisenhauer, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensating plan or arrangement.

     (b) Reports on Form 8-K:

•	March 4, 2004 – Pursuant to Regulation FD, the Company reported on the Company’s fourth quarter 2003 teleconference call held on March 3, 2004, including press release dated March 3, 2004.

•	March 5, 2004 – Report on merger between the Company, Planet Acquisition Corp. and PlanVista Corporation on March 2, 2004.

•	March 15, 2004 – Amendment to Item 7 of the Company’s Report of Form 8-K filed on March 5, 2004 to provide updated financial information in connection with the merger between the Company, Planet Acquisition Corp. and PlanVista Corporation on March 2, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROXYMED, INC.
Date: May 10, 2004	By:	/s/ Michael K. Hoover
Michael K. Hoover
Chairman and Chief Executive Officer

Date: May 10, 2004	By:	/s/ Gregory J. Eisenhauer
Gregory J. Eisenhauer
EVP and Chief Financial Officer