Form 10-Q
period 2004-06-30
PROXYMED INC /FT LAUDERDALE/
filed 2004-08-09
CIK 906337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended June 30, 2004

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

Common Stock, $.001 Par Value
12,625,515 Shares as of August 6, 2004

PART 1 — FINANCIAL INFORMATION

     ITEM 1 — FINANCIAL STATEMENTS

PROXYMED, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(amounts in thousands except for share and per share data)

	June 30,	December 31,
	2004	2003
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$12,288	$5,333
Accounts receivable — trade, net	16,761	10,434
Notes and other receivables	1,277	187
Inventory	1,227	3,347
Other current assets	1,683	1,908

Total current assets	33,236	21,209
Property and equipment, net	4,695	4,772
Goodwill	102,248	30,775
Purchased technology, capitalized software and other intangible assets, net	55,778	15,884
Restricted cash	210	291
Other assets	437	199

Total assets	$196,604	$73,130

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable and current portion of long-term debt	$22,385	$1,712
Accounts payable and accrued expenses	11,842	8,264
Deferred revenue and other current liabilities	759	721
Income taxes payable	362	—

Total current liabilities	35,348	10,697
Convertible notes	13,137	13,137
Other long-term debt	1,199	2,057
Long-term deferred revenue and other long-term liabilities	915	1,461

Total liabilities	50,599	27,352

Stockholders’ equity:
Series C 7% Convertible preferred stock — $.01 par value. Authorized 300,000 shares; issued 253,265 shares; outstanding 2,000 shares; liquidation preference $13,333	—	—
Common stock — $.001 par value. Authorized 30,000,000 and 13,333,333 shares respectively; issued and outstanding 12,625,515 and 6,782,938 shares respectively	13	7
Additional paid-in capital	247,812	146,230
Accumulated deficit	(101,472)	(100,273)
Unearned compensation	(162)	—
Note receivable from stockholder	(186)	(186)

Total stockholders’ equity	146,005	45,778

Total liabilities and stockholders’ equity	$196,604	$73,130

The accompanying notes are an integral part of the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(amounts in thousands except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Transaction fees, cost containment services and license fees	$19,702	$13,307	$35,589	$25,868
Communication devices and other tangible goods	4,947	4,394	9,565	9,263

	24,649	17,701	45,154	35,131

Costs and expenses:
Cost of transaction fees, cost containment services and license fees	5,903	4,263	10,178	8,534
Cost of laboratory communication devices and other tangible goods	3,909	3,908	7,928	7,849
Selling, general and administrative expenses	12,405	9,114	22,805	19,155
Depreciation and amortization	2,629	1,344	4,479	2,674
(Gain) loss on disposal of assets	67	(15)	70	110

	24,913	18,614	45,460	38,322

Operating loss	(264)	(913)	(306)	(3,191)

Interest expense, net	542	195	877	369
Other income	(134)	(752)	(134)	(752)
Provision for state income taxes	100	—	150	—

Net loss	$(772)	$(356)	$(1,199)	$(2,808)

Basic and diluted loss per share	$(0.06)	$(0.05)	$(0.11)	$(0.41)

Basic and diluted weighted average shares outstanding	12,625,260	6,782,938	10,597,996	6,782,938

The accompanying notes are an integral part of the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands except for share and per share data)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,199)	$(2,808)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4,479	2,674
Provision for doubtful accounts	623	16
Provision for obsolete inventory	17	126
Change in value of investment	—	(752)
Loss on disposal of fixed assets	70	110
Non-cash interest income	(59)	—
Gain on settlement of liability	(134)	—
Stock option compensation charges	149	—
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts and other receivables	1,392	75
Inventory	(705)	(454)
Other current assets	(117)	100
Accounts payable and accrued expenses	(1,220)	(437)
Accrued expenses of PlanVista paid by ProxyMed	(4,011)	—
Deferred revenue	(45)	262
Other, net	(782)	483

Net cash used in operating activities	(1,542)	(605)

Cash flows from investing activities:
Net cash acquired in acquisition	782	—
Capital expenditures	(1,643)	(1,258)
Capitalized software	(769)	(675)
Collection of notes receivable	68	194
Proceeds from sale of fixed assets	3,500	64
Decrease in restricted cash	81	423
Payments for acquisition-related costs	(887)	(5,187)

Net cash provided by (used in) investing activities	1,132	(6,439)

Cash flows from financing activities:
Net proceeds from sale of common stock	24,100	—
Proceeds from exercise of stock options and warrants	8,759	—
Draws on line of credit	4,900	—
Repayment of line of credit	(4,900)	—
Payment of notes payable, capital leases and long-term debt	(25,494)	(1,162)

Net cash provided by (used in) financing activities	7,365	(1,162)

Net increase (decrease) in cash and cash equivalents	6,955	(8,206)
Cash and cash equivalents at beginning of period	5,333	16,378

Cash and cash equivalents at end of period	$12,288	$8,172

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

The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC on March 30, 2004.

(b)	Revenue Recognition — Transaction fee revenue is recorded in the period the service is rendered. Certain transaction fee revenue is subject to revenue sharing pursuant to agreements with resellers, vendors or gateway partners and is recorded as gross revenues. Revenues from cost containment services are recorded net of their estimated allowances. Revenue from sales of inventory and manufactured goods is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. Revenue from certain up front fees is amortized ratably over the expected life of the customer. Revenue from hardware leases, software rentals and maintenance fees is recognized ratably over the applicable period.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

Revenue from cost containment services are primarily in the form of fees generated from the discounts the Company provides for the payers that access its provider network. The Company enters into agreements with its healthcare payer customers that require them to pay a percentage of the cost savings generated from its network discounts with participating providers. These agreements are generally terminable upon 90 days notice. Operating revenue from a percentage of savings contract is generally recognized when claims processing and administrative services have been performed. The remainder of the Company’s revenue from its cost containment services is generated from customers that pay a monthly fees based on eligible employees enrolled in a benefit plan covered by the Company’s health benefits payers’ clients. Revenue under such agreements is recognized when the services are performed.

(c)	Reserve for Doubtful Accounts/Bad Debt Estimates — The Company relies on estimates to determine the bad debt expense and the adequacy of the reserve for doubtful accounts receivable. These estimates are based on the Company’s historical experience and the industry in which it operates. If the financial condition of its customer was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, in the cost containment business, the Company evaluates the collectibility of its accounts receivable based on a combination of factors, including historical collection ratios.

In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to us, it records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off history and the length of time the receivables are past due. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for losses.

(d)	Net loss per share — Basic net loss per share of common stock is computed by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of securities into common stock; however, the following shares were excluded from the calculation of net loss per share because their effects would have been antidilutive: (i) stock options and warrants totaling 2,612,616 shares and 1,828,334 shares at June 30, 2004 and 2003, respectively; (ii) common shares issuable on conversion of Series C preferred stock (13,333 shares, if converted on both June 30, 2004 and 2003); and (iii) 238,989 shares issuable upon conversion of $4.4 million in convertible notes issued in connection with the Company’s acquisition of MedUnite in December 2002.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(e)	Stock Based Compensation — ProxyMed applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for its stock-based compensation plans. The Company measures compensation expense related to the grant of stock options and stock-based awards to employees (including independent directors) in accordance with the provisions of APB No. 25. In accordance with APB No. 25, compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award or at the measurement date for variable awards. Stock-based compensation arrangements involving non-employees are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”), under which such arrangements are accounted for based on the fair value of the option or award.

Under SFAS No. 123, as amended by SFAS No. 148, compensation cost for the Company’s stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. Had the Company adopted SFAS No. 123 in accounting for its stock option plans, the Company’s consolidated net loss and net loss per share for the three and six months ended June 30, 2004 and 2003 would have been adjusted to the pro forma amounts indicated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands except for per share data	2004	2003	2004	2003
Net loss, as reported	$(772)	$(356)	$(1,199)	$(2,808)
Total stock-based employee pro forma compensation expense determined under fair value based method for all awards	(826)	(557)	(1,190)	(707)

Addback charges already taken for intrinsic value of options	42	—	57	—

Pro forma net loss	$(1,556)	$(913)	$(2,332)	$(3,515)

Basic and diluted net loss per common share:
As reported	$(0.06)	$(0.05)	$(0.11)	$(0.41)
Pro forma	$(0.12)	$(0.13)	$(0.22)	$(0.52)

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(f)	Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications include the movement of direct labor and manufacturing overhead from selling, general and administrative expenses to cost of tangible products sold in the Laboratory Communications Solutions segment to better reflect the production of tangible products in this segment.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(2)	Acquisition of PlanVista

On March 2, 2004, the Company acquired all of the capital stock of PlanVista Corporation, a publicly-held company located in Tampa, Florida and Middletown, New York that provides medical cost containment and business process outsourcing solutions, including claims repricing services, for the medical insurance and managed care industries, as well as services for healthcare providers, including individual providers, preferred provider organizations and other provider groups, for 3,600,000 shares of ProxyMed common stock (valued at $68.4 million based on the closing price of ProxyMed’s common stock on March 2, 2004) issued to PlanVista’s shareholders, assumed debt and other liabilities of PlanVista, and incurred $1.3 million in acquisition related expenses. Additionally, ProxyMed raised $24.1 million in a private placement sale of its common stock to various entities affiliated with General Atlantic Partners and Commonwealth Associates to partially fund repayment of PlanVista’s debts and other obligations outstanding at the time of the acquisition (see Note 5). The acquisition enables the Company to offer a new suite of products and services, provide new end-to-end services, increase sales opportunities with payers, strengthen business ties with certain customers, expand technological capabilities, reduce operating costs and enhance its public profile.

The Company had previously entered into a joint marketing agreement with PlanVista for the sale of PlanVista’s services in June 2003. As part of that agreement, PlanVista granted the Company a warrant to purchase 15% of the number of outstanding shares of PlanVista common stock on a fully-diluted basis as of the time of exercise for $1.95 per share. The warrant was exercisable immediately but expired in December 2003. The initial value of the warrant was $0.5 million (calculated using a Black- Scholes model). During the term it was exercisable, the value of the warrant was evaluated at the end of each calendar quarter. On June 30, 2003, the value of the warrant increased by $0.8 million to approximately $1.3 million as a result of an increase in the market value of PlanVista stock, which was then still publicly traded. The warrant value increase is reflected as other income in the statement of operations.

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

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

A preliminary allocation of the purchase price is as follows:

In thousands
Common stock issued	$68,400
Acquisition-related costs	1,335
Other adjustments	(642)

Total purchase price	69,093

Allocation of purchase price:
Cash	(782)
Accounts receivable	(9,470)
Other current assets	(381)
Property and equipment	(658)
Customer relationships	(24,600)
Provider network	(16,200)
Technology platforms	(1,180)
Other long-term assets	(360)
Accounts payable and accrued expenses	9,608
Income taxes payable	633
Notes payable, debt and other obligations	44,889
Other long-term liabilities	881

Goodwill	$71,473

As originally reported in the Company’s Form 10-Q as of March 31, 2004, the excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $69.6 million was recorded as goodwill. Due to adjustments for settled pre-acquisition contingencies of $0.7 million, potential exposure of other pre-acquisition contingencies of $0.6 million, adjustments to accrued network fees of $0.4 million and other net adjustments of $0.2 million recorded in the three months ended June 30, 2004, the excess of the consideration paid over the estimated fair value of net assets acquired has increased by $1.9 million to $71.5 million. Of this amount, the Company has determined that $20.7 million is tax deductible goodwill attributable to previous acquisitions.

At the time of its acquisition by the Company, PlanVista was involved in various lawsuits and threatened litigation. These pre-acquisition contingencies include (i) a lawsuit filed against a former subsidiary of PlanVista for which the Company contests all liability but for which the Company has accrued a minimum exposure of $0.6 million at June 30, 2004 as part of goodwill; (ii) a disputed New York State tax liability for which the Company is still evaluating the merits of the case and cannot yet draw a conclusion as to outcome; and (iii) two other cases for which the Company is still evaluating the merits of the cases and cannot yet draw conclusions as to outcome. Management intends to either settle or determine a potential exposure for each of the aforementioned cases within 12 months, or sooner, from the acquisition date of PlanVista.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

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

In connection with this transaction, on March 1, 2004, the Company’s shareholders approved (1) an amendment to the Company’s articles of incorporation to increase the total number of authorized shares of the Company’s common stock from 13,333,333⅓ shares to 30,000,000 shares; (2) the issuance of 1,691,227 shares of the Company’s common stock at $14.25 per share in a private equity offering valued at $24.1 million (to retire debt of PlanVista and pay certain expenses associated with the merger); (3) the issuance of 3,600,000 shares of the Company’s common stock in connection with the PlanVista merger; and (4) an amendment to the Company’s 2002 Stock Option Plan to increase the total number of shares available for issuance from 600,000 to 1,350,000. Additionally, one director of PlanVista was appointed to the Company’s board of directors.

All officers and employees of PlanVista, with the exception of PlanVista’s chief financial officer, continued employment with the Company. In May 2004, PlanVista’s Chief Executive Officer announced his resignation effective September 1, 2004, subsequent to which he will become a consultant to the Company. Under the terms of this agreement, he will be allowed to continue to vest in the stock options he received at the time of the acquisition of PlanVista. The Company will have to record a charge for these stock options as a result in his change in status from an employee to a consultant in the third quarter of 2004.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

Additionally, certain officers, directors and employees of PlanVista were granted options to purchase an aggregate of 200,000 shares of ProxyMed common stock at an exercise price of $17.74 per share. Of these options, 173,120 will vest two-thirds on the first anniversary date of the grant and one-third on the third anniversary date of the grant. Since the exercise price was less than the market price as of the date of issuance, the Company is recording periodic non-cash compensation charges over the vesting period of the options based on the intrinsic value method. For the three months ended March 31, 2004, the Company recorded a non-cash compensation charge of $14,000 for these options. The balance of 26,880 options was granted to PlanVista’s former chief financial officer in connection with a consulting arrangement with him. Fifty percent of these options vested immediately upon the change of control and 25% vest on each of the three month and six month anniversaries of the change in control. The Company recorded a compensation charge of approximately $0.1 million in compensation expense associated with this grant in the three months ended March 31, 2004 utilizing a Black-Scholes model using the following assumptions: risk-free interest rate of 1.2%, expected life of 9 months, expected volatility of 42% and no dividend yield.

The following unaudited pro forma summary presents the consolidated results of operations of ProxyMed and PlanVista as if the acquisitions of these businesses had occurred at the beginning of each period presented. These pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place at those dates, or of results that may occur in the future.

In thousands (except for per share data)	Six Months Ended June 30,
	2004	2003
Revenues	$50,822	$51,065
Cost of sales	$19,962	$20,243
Selling, general and administrative expenses	$25,093	$25,723
Operating income	$437	$—
Interest expense, net	$1,184	$986
Net loss	$(863)	$(1,640)
Basic and diluted net loss per share of common stock	$(0.07)	$(0.14)

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(3)	Sale of Assets

On June 30, 2004, the Company sold certain assets and liabilities of its Laboratory Communications Solutions segment that were used in its non-core contract manufacturing business to a former executive of the Company for $4.5 million in cash. Under terms of the sale agreement, the Company received $3.5 million in cash at closing and received the balance of $1.0 million in cash in July and August 2004 upon presentation of final accounting. The $1.0 million balance is reflected in other receivables as of June 30, 2004.

As a result of the transaction, the Company recorded a loss on sales of assets of $0.1 million in the three months ended June 30, 2004. This loss includes the value of options to purchase 10,000 shares of the Company’s common stock granted to the former executive at an exercise price of $16.00 in July 2004 which was accrued at June 30, 2004.

As part of the disposition, the Company has agreed to purchase certain component parts from the new owner for use in its Laboratory Communication Solutions business on a non-exclusive basis at a fixed price deemed to be at fair market value by the Company’s management. Additionally, the Company has agreed to sublease a portion of its current facilities through April 2005 and provide certain administrative services to the former executive.

(4)	Inventory

Inventory consists of the following at June 30, 2004:

In thousands
Materials, supplies and component parts	$488
Work in process	30
Finished goods	709

$1,227

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

     (5) Goodwill and Other Intangible Assets

(a)	Goodwill — The changes in the carrying amounts of goodwill for the six months ended June 30, 2004 by operating segment are as follows. Changes to goodwill acquired during the period are more fully described in Note 2:

		Laboratory
	Transaction	Communication
In thousands	Services	Solutions	Total
Balance as of December 31, 2003	$28,673	$2,102	$30,775
Goodwill acquired during the period	71,473	—	71,473

Balance as of June 30, 2004	$100,146	$2,102	$102,248

(b)	Other Intangible Assets — The carrying amounts of other intangible assets as of June 30, 2004 and December 31, 2003, by category, are as follows:

	June 30, 2004			December 31, 2003
	Carrying	Accumulated		Carrying	Accumulated
In thousands	Amount	Amortization	Net	Amount	Amortization	Net
Capitalized software	$2,554	$(448)	$2,106	$1,788	$(183)	$1,605
Purchased technology	10,306	(3,941)	6,365	9,126	(3,194)	5,932
Customer relationships	34,393	(2,746)	31,647	9,793	(1,446)	8,347
Provider network	16,200	(540)	15,660	—	—	—

	$63,453	$(7,675)	$55,778	$20,707	$(4,823)	$15,884

Amortization expense of other intangible assets was $1.8 million and $0.6 million, and $2.9 million and $1.4 million for the three and six months ended June 30, 2004 and 2003, respectively.

As of June 30, 2004, estimated future amortization expense of other intangible assets is as follows:

In thousands
2004 (remaining quarters)	$1,156
2005	2,294
2006	2,122
2007	1,722
2008	1,088

$8,382

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(6)	Debt Obligations

(a)	Senior debt — As a result of the acquisition of PlanVista, the Company assumed and guaranteed a $20.4 million secured obligation to PVC Funding Partners, LLC (an investment company related to Commonwealth Associates, LP). This obligation is payable in monthly installments of $0.2 million and matures on May 1, 2005. It currently bears an interest rate of 6%, payable monthly in cash, which increases to 10% on December 1, 2004. Under the covenants of the senior debt obligation, PlanVista (as a wholly-owned subsidiary) is limited in its ability to upstream cash to ProxyMed (as the parent company). Additionally, the assets of PlanVista are not eligible collateral for the Company’s asset-based line of credit due to covenants of the senior debt. At June 30, 2004, the balance of this senior debt is $19.8 million.

(b)	Notes payable — In February 2003, the Company financed $0.3 million for a certain liability insurance policy required for the MedUnite acquisition over 24 months at 5.25% to a third-party. At June 30, 2004, the note has an outstanding balance of $0.1 million and is collateralized by a letter of credit in the amount of $0.1 million (supported with restricted cash).

In March 2003, the Company restructured $3.4 million in accounts payable and accrued expenses acquired from MedUnite and outstanding at December 31, 2002 to one vendor by paying $0.8 million in cash and financing the balance of $2.6 million with an unsecured note payable over 36 months at 8% commencing in March 2003. At June 30, 2004, the balance of this note payable is $1.6 million.

In April 2003, the Company financed a net total of $2.0 million ($2.8 million in accounts payable and accrued expenses offset by $0.8 million in accounts receivable) existing at December 31, 2002 from MedUnite to NDCHealth by issuing an unsecured note payable over 24 months at 6%. At June 30, 2004, the balance of this note payable is $1.2 million.

In January 2004, the Company financed $0.3 million of a liability insurance policy premium with an unsecured note, payable over 9 months at 4.86% to a third-party. At June 30, 2004, the balance of this note is $0.1 million.

As a result of the acquisition of PlanVista, the Company also assumed notes payable to two former board members of PlanVista. The combined balance of these notes is $0.5 million at June 30, 2004. One of these board members has been appointed as director of ProxyMed as a result of the acquisition. These notes bear interest at prime plus 4% (which has been accrued through and totals $0.1 million at June 30, 2004). Both principal and interest are due on December 1, 2004.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

Additionally, the Company also assumed an unsecured note payable that financed a certain liability policy of PlanVista that was required as part of the acquisition. This note matures in November 2004 and bears interest at 8.5% payable to a third-party. At June 30, 2004, the balance of this note was $0.3 million.

(c)	Revolving Credit Facility — In February 2004, the Company drew down $4.4 million on its revolving credit facility to provide bridge funding in its acquisition of PlanVista. This amount was repaid in March 2004. At March 31, 2004, there was $0.5 million drawn on this line of credit which was subsequently repaid in April 2004.

(7)	Equity Transactions

(a)	Sale of Common Stock — On March 2, 2004, the Company sold an aggregate of 1,691,227 shares of unregistered common stock at $14.25 per share in a private placement to General Atlantic Partners 77, L.P., GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, Gapstar, LLC, GAPCO GmbH & Co. KG., PVC Funding Partners, LLC, ComVest Venture Partners, L.P., Shea Ventures, LLC, and Robert Priddy (the “Purchasers”) resulting in net proceeds of $24.1 million. No placement agent was used in this transaction. The Company has agreed to grant the Purchasers certain demand and “piggy back” registration rights. The proceeds from this transaction were used with other available funds to retire certain debts of PlanVista and to fund certain costs associated with the Company’s acquisition of PlanVista.

(b)	Stock Options — During the three and six months ended June 30, 2004, the Company granted 20,500 and 246,873 stock options, respectively, at exercise prices between $16.84 and $20.05 per share to employees. Such options are for a ten-year term and vest equally over the three years following the date of the grant. However, of these options, 173,120 options granted to employees of PlanVista upon its acquisition by ProxyMed will vest two-thirds on the first anniversary date of the grant and one-third on the third anniversary date of the grant. As described in Note 2, since these options were granted at an exercise price of $17.74, which was below the $19.00 market price at the time of issuance, the Company records periodic non-cash compensation charges over the vesting period of the options based on the intrinsic value method. For the three and six months ended June 30, 2004, the Company recorded charges of $42,000 and $57,000, respectively, for these options.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

In March 2004, 26,880 options at an exercise price of $17.74 per share were granted to PlanVista’s former chief financial officer in connection with a consulting arrangement with him. Fifty percent of these options vested immediately upon the change of control and 25% will vest on each of the three month and six month anniversaries of the change in control. The Company recorded $0.1 million in compensation expense associated with this grant in the three months ended March 31, 2004 based on the Black-Scholes method of valuation.

Additionally, in March 2004, 15,000 stock options at an exercise price of $17.50 per share were granted to a new director upon appointment to the Company’s board of directors as result of the acquisition of PlanVista. Such options are for a ten-year term and vest equally over the three years following the date of the grant.

In June 2004, the Company’s outside directors were granted a total of 35,000 and 15,000 options at an exercise price of $20.00 to compensate the directors upon re-election to the board and for participation on a subcommittee, respectively, pursuant to guidelines adopted by the Company’s Board of Directors in May 2002. Option grants for the re-election to the board are for a ten-year term and vest equally over a three-year period. Options for participation in sub-committees are for a ten-year term and vest in full after three years but a portion may be accelerated to vest after each sub-committee meeting attended

(c)	Exercise of Warrants — On March 25, 2004, General Atlantic Partners exercised 549,279 warrants it received in April 2002 with an exercise price of $15.93 for $8.75 million in cash.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(8)	Segment Information

ProxyMed operates in two reportable segments that are separately managed: Transaction Services (formerly known as Electronic healthcare transaction processing) and Laboratory Communication Solutions. Transaction Services includes transaction, cost containment and value-added services principally between physicians and insurance companies (Payer Services and Medical Cost Containment Services) and physicians and pharmacies (Prescription Services); and Laboratory Communication Solutions includes the sale, lease and service of communication devices principally to laboratories and the contract manufacturing of printed circuit boards (Laboratory Services). As a result of a re-alignment of its Corporate overhead functions (i.e., executives, finance, legal, human resources, facilities, insurance, etc.) in the second quarter of 2004, the Company is now reporting these expenses and assets as part of its Transaction Services segment.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2004	2003	2004	2003
Net revenues:
Transaction Services	$18,524	$11,982	$33,118	$23,273
Laboratory Communication Solutions	6,125	5,719	12,036	11,858

	$24,649	$17,701	$45,154	$35,131

Operating income (loss):
Transaction Services	$(960)	$(1,128)	$(1,260)	$(3,993)
Laboratory Communication Solutions	696	215	954	802

	$(264)	$(913)	$(306)	$(3,191)

	June 30,2004	December 31, 2003
Total assets:
Transaction Services	$189,120	$61,077
Laboratory Communication Solutions	7,484	12,053

	$196,604	$73,130

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(9)	Income Taxes

As of June 30, 2004, the Company had a net deferred tax asset of approximately $67.7 million, which was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset. The provision for income taxes reported in the statement of operations for the six months ended June 30, 2004 reflects approximately $0.2 million primarily for state income taxes.

(10) Settlement of Liability

In May 2004, the Company settled a long-term liability assumed in the acquisition of MedUnite for $0.8 million. The liability was being carried at its present value of $0.9 million. The resulting gain of $0.1 million is reflected as other income in the statement of operations for the three and six months ended June 30, 2004.

(11)	Supplemental Cash Flow Information

In January 2004, the Company financed $0.3 million of a liability insurance policy premium with an unsecured note, payable over 9 months at 4.86% to a third-party.

In March 2004, the Company issued 3,600,000 shares of common stock in connection with its acquisition of PlanVista valued at $68.4 million (see Note 2).

Additionally, ProxyMed raised $24.1 million in a private placement sale of 1,691,227 shares of its common stock to various entities affiliated with General Atlantic Partners and Commonwealth Associates to partially fund repayment of PlanVista’s debts and other obligations outstanding at the time of the acquisition (see Notes 2 and 6).

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to our consolidated financial statements on this Form 10-Q and notes thereto and those included in Part IV starting on Page F-7 of our Form 10-K for the year ended December 31, 2003 and to provide an understanding of our results of operations, financial condition, and changes in financial condition. Our MD&A is organized as follows:

•	Introduction - This section provides a general description of our business, summarizes the significant acquisitions/dispositions we completed in the last two years, and provides a brief overview of our operating segments.

•	Results of Operations - This section provides our analysis and outlook for the line items on our consolidated statement of operations on both a company-wide and segment basis.

•	Liquidity and Capital Resources - This section provides an analysis of our liquidity and cash flows, as well as our discussion of our debts and other commitments.

•	Critical Accounting Policies and Estimates - This section discusses those accounting policies that are considered to be both important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to our consolidated financial statements in this Form 10-Q and starting on Page F-7 in our Form 10-K for the year ended December 31, 2003.

•	New Accounting Pronouncements - This section includes a discussion of recently published accounting authoritative literature that may have an impact on our historical or prospective results of operations or financial condition.

Introduction

     We believe we are the nation’s second largest provider-based electronic healthcare transaction services company. We provide connectivity services and related value-added products to physicians, payers, pharmacies, medical laboratories, and other healthcare providers and suppliers. Our services support a broad range of financial, clinical and administrative transactions, and are HIPAA-certified through Claredi, an independent certification and testing services company specializing in HIPAA compliance. To facilitate these services, we operate PhoenixTM, our secure national electronic information platform, which provides physicians and other healthcare providers with direct connectivity to one of the industry’s largest list of payers, the industry’s largest list of chain and independent pharmacies and the largest list of clinical laboratories. Our corporate headquarters is located in Atlanta, Georgia, and our products and services are provided from various operational facilities located throughout the United States. We also operate our clinical computer network and portions of our financial and real-time production computer networks from a secure, third-party co-location site located in Atlanta, Georgia. All of our revenues are generated domestically.

     Our primary strategy is focused on leveraging our leading position as an independent back-end connectivity provider to small physician offices. Through strategic relationships and partnerships with front-end solution providers, our goal is to drive more healthcare transactions through PhoenixTM while remaining neutral in the battle for the physician’s desktop. Additionally, we expect that there will be opportunities to increase revenues by cross-selling our existing products and services to our current customer base of physicians and other healthcare providers, as well as revenue opportunities from the development of new services from our development efforts, including Internet-based transaction services. We remain committed to developing additional capabilities and value-added products and services, and to expanding our back-end connectivity network. In conjunction with this philosophy, we have recently introduced ProxyMed.net, our new web portal for providers, and "PhoenixTM”, our new transaction processing platform which has been HIPAA-certified through Claredi. We have also added new services offerings for our payer customers through our acquisition of PlanVista Corporation (“PlanVista”) on March 2, 2004 for claims re-pricing services and First Data Corporation for a jointly marketed suite of services being offered under the brand name “FirstProxy.”

Acquisitions

     On December 31, 2002, we acquired all of the outstanding stock of MedUnite, Inc. (“MedUnite”) for $10 million in cash and an aggregate of $13.4 million principal amount of 4% convertible promissory notes. In addition, we paid approximately $6.7 million in transaction and exit related costs (which were originally estimated at $8.3 million). Interest on the convertible notes is payable in cash on a quarterly basis. The convertible promissory notes (now currently payable at a maturity value of $13.1 million after a claim setoff against the escrow in December 2003) are payable in full on December 31, 2008, and are convertible into an aggregate of 716,968 shares (originally 731,322 shares before the claim setoff) of our common stock if the former shareholders of MedUnite achieve certain revenue-based triggers over the next three and one-half year period. The shares of our common stock issuable upon conversion of the convertible notes were to be registered by us promptly after a conversion trigger event is met. The first threshold trigger was reached during the fourth quarter of 2003 and the convertible notes were reduced to $13.1 million at December 31, 2003 as a result of a claim against the escrow and we have filed a registration statement for these shares on Form S-3 which has not yet gone effective as of the date of this report. The operations of MedUnite are reflected with our operations for the twelve months ended December 31, 2003. Additionally, we spent much of the 2003 year integrating the operations of MedUnite into our existing operations, and currently the organizations are run and managed as one operating unit. As a result, meaningful separate results and statistics for MedUnite are no longer available.

     On March 2, 2004, we acquired PlanVista Corporation (“PlanVista”, a company that provides medical cost containment and business process outsourcing solutions for the medical insurance and managed care industries, as well as services for health care providers, including individual providers, preferred provider organizations and other provider groups) for 3,600,000 shares of our common stock issued to PlanVista shareholders valued at $68.4 million (based on the closing price of our common stock on March 2, 2004). We also assumed debt and other liabilities of PlanVista, and paid approximately $1.3 million in acquisition-related costs. Additionally, we raised $24.1 million in a private placement sale of our common stock to General Atlantic Partners, Commonwealth Associates and other parties to partially fund repayment of certain of PlanVista’s debts and other obligations outstanding at the time of the acquisition. The merger enables us to offer a new suite of products and services, provide new end-to-end services, increase sales opportunities with payers, strengthen business ties with certain customers, expand technological capabilities, reduce operating costs and enhance our public profile.

     Upon completion of the acquisition, each share of PlanVista’s outstanding common stock was cancelled and converted into the right to receive 0.08271 shares of our common stock and each holder of PlanVista series C preferred stock received 51.5292 shares of our common stock in exchange for each share of PlanVista series C preferred stock, representing approximately 23% of our common stock on a fully converted basis, and the holders of our outstanding stock, options and warrants retained approximately 77% of ProxyMed following the transaction. PlanVista’s operations are included in our Transaction Services segment commencing March 2004.

     In connection with this acquisition, our shareholders approved (1) an amendment to our articles of incorporation to increase the total number of authorized shares of the Company’s common stock from 13,333,333⅓ shares to 30,000,000 shares, (2) the issuance of 1,691,229 shares of our common stock at $14.25 per share in a private equity offering valued at $24.1 million (to retire a portion of debt of PlanVista and pay certain expenses associated with the merger), (3) the issuance of 3,600,000 shares of our common stock in connection with the merger, and (4) an amendment to our 2002 Stock Option Plan to increase the total number of shares available for issuance from 600,000 to 1,350,000.

Sale of Assets

     On June 30, 2004, we sold certain assets and liabilities of our Laboratory Communications Solutions segment that were used in our non-core contract manufacturing business to a new entity owned by a former executive of ProxyMed for $4.5 million in cash. Under terms of the sale agreement, we received $3.5 million in cash at closing and received the balance of $1.0 million in cash in July and August 2004 following the presentation of the final accounting. As part of the disposition, we have agreed to purchase certain component parts from the new owner for use in our Laboratory Communication Solutions business on a non-exclusive basis at a fixed price deemed to be at fair market value by management. Additionally, we have agreed to sublease a portion of our current facilities through April 2005 and provide certain administrative services to the former executive.

As a result of the transaction, we recorded a loss on sale of assets of $0.1 million in the three months ended June 30, 2004. This loss includes the value of options to purchase 10,000 shares of the Company’s common stock granted to the former executive at an exercise price of $16.00 in July 2004 which was accrued at June 30, 2004.

For the remainder of 2004, the disposition of the contract manufacturing assets will reduce our revenues in our Laboratory Communications Solutions segment by approximately $4.6 million and increase our operating income by approximately $0.1 million as compared to our original forecasts.

Operating Segments

     We operate in two reportable segments that are separately managed: Transaction Services (formerly known as Electronic healthcare transaction processing) and Laboratory Communication Solutions. Transaction Services includes transaction, cost containment and other value-added services principally between physicians and insurance companies (Payer Services) and physicians and pharmacies (Prescription Services); and Laboratory Communication Solutions includes the sale, lease and service of communication devices principally to laboratories and the contract manufacturing of printed circuit boards (Laboratory Services). Commencing in March 2004, the operations of PlanVista are included in our Transaction Services segment (Medical Cost Containment Services). As a result of a re-alignment of our Corporate overhead functions (i.e., executives, finance, legal, human resources, facilities, insurance, etc.) in the second quarter of 2004, we now reporting these expenses as part of our Transaction Services segment.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003.

     Net Revenues. Consolidated net revenues for the three months ended June 30, 2004 increased by $6.9 million, or 39%, to $24.6 million from consolidated net revenues of $17.7 million for the three months ended June 30, 2003. Net revenues classified by our reportable segments are as follows:

	Three Months Ended June 30,
In thousands	2004	2003
Transaction Services	$18,524	$11,982
Laboratory Communication Solutions	6,125	5,719

	$24,649	$17,701

     Net revenues in our Transaction Services segment increased by 55% over the 2003 period. This increase is primarily due to the acquisition of PlanVista, offset by declines in volumes of electronic claims and statements processed and additional revenue reserves required due to changes in the mix of our cost containment accounts receivable and a degradation in the aging of outstanding traditional accounts. While core transaction transactions growth is flat compared to the prior period (see below), revenue dollars have grown significantly due to the higher per transaction revenue attributable to our cost containment transactions compared to our traditional core transactions.

     For the 2004 period, approximately 75% of our revenues came from our Transaction Services segment compared to 68% from this segment for the 2003 period. For the remainder of 2004 and beyond, it is anticipated that our greatest growth will come from this segment.

     Laboratory Communication Solutions segment net revenues increased by 7% over the 2003 period. During the second quarter of 2004, we saw a recovery in sales of our laboratory communication devices compared to prior periods. We anticipate that a strengthening economy will help to improve revenue for our Laboratory Communications Solutions segment over the balance of the year. However, with the sale of certain assets and liabilities in this segment for our contract manufacturing business, we expect that revenues of approximately $4.6 million will be forgone for the remainder of 2004 based on our initial forecasts for this business.

     A summary of the number of transactions we processed for the periods presented is as follows:

	Three Months Ended June 30,
In thousands	2004	2003
Core transactions (1)	62,790	62,774
Encounters	6,086	5,106

Total transactions	68,876	67,880

(1)	Includes 1.4 million cost containment transactions in the 2004 period from ProxyMed’s acquisition of PlanVista

     “Core” transactions represent all transactions except for encounters. Additionally, as a result of a continued review of our business, we have made changes to our transaction counts to insure that our transactions are counted on the same methodology for all purposes, whether internal or external. As a result, core transactions now include 14.7 million and 12.9 million transactions for the three months ended June 30, 2004 and 2003, respectively, primarily associated with an outsourcing contract that were previously excluded from our external reporting due to the nature of the business model for those transactions.

     “Cost containment” transactions represent the number of claims sent by our payer clients to be re-priced through our provider network.

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

     Cost of sales. Consolidated cost of sales decreased as a percentage of net revenues to 40% for the three months ended June 30, 2004 from 46% for the three months ended June 30, 2003. Cost of sales classified by our reportable segments is as follows:

	Three Months Ended June 30,
In thousands	2004	2003
Transaction Services	$5,894	$4,258
Laboratory Communication Solutions	3,918	3,913

	$9,812	$8,171

     Cost of sales in our Transaction Services segment consists of transaction fees, provider network outsourcing (leasing) fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, revenue sharing arrangements with our business partners, third-party database licenses, and certain travel expenses. Cost of sales as a percentage of revenues decreased to 32% in the 2004 period compared to 36% in the same period last year primarily due to a change in the mix of transaction types from higher cost patient statements to lower cost claim transactions, the loss of business from a low margin gateway partner (i.e. another clearinghouse that routes transactions through our network because they do not have a contract with a payer) during the latter half of the 2003 year, offset by the addition of higher margin medical cost containment services from our acquisition of PlanVista.

     With the filing of our financial statements for the 2003 fiscal year, we reclassified direct labor and manufacturing overhead from selling, general and administrative expenses to cost of tangible products sold to better reflect the production of tangible products. All prior periods have a similar reclassification. As a result, cost of sales in the Laboratory Communication Solutions segment includes hardware, third party software, consumable materials, direct manufacturing labor and indirect manufacturing overhead. Cost of sales as a percentage of revenues in this segment decreased to 64% for the three months ended June 30, 2004 from 68% for three months ended June 30, 2003 primarily due to increased sales of Report Tracker™, one of our lab results reporting products.

     Selling, General and Administrative Expenses. Consolidated SG&A increased for the three months ended June 30, 2004 by $3.3 million, or 36%, to $12.4 million from consolidated SG&A of $9.1 million for the three months ended June 30, 2003. Consolidated SG&A expenses as a percentage of consolidated revenues decreased to 50% for the 2004 period compared to 51%

in the same period last year. SG&A expenses classified by our reportable segments are as follows:

	Three Months Ended June 30,
In thousands	2004	2003
Transaction Services	$11,133	$7,763
Laboratory Communication Solutions	1,272	1,351

	$12,405	$9,114

     Transaction Services segment SG&A expenses for the three months ending June 30, 2004 increased 43% over the same period last year primarily due to the addition of SG&A expenses from PlanVista for a full quarter in the 2004 period. Additionally, while we achieved significant reductions in expenses from our MedUnite acquisition over the course of 2003, these savings have been offset by increased expenditures related to our ongoing Sarbanes-Oxley Act of 2002 compliance in the 2004 period.

     Laboratory Communication Solutions segment SG&A expenses for the three months ended June 30, 2004 decreased by 6% over the same period last year and segment SG&A expenses as a percentage of segment net revenues decreased to 21% for the 2004 period compared to 24% for the same period last year. These decreases are primarily due to lower personnel costs in the 2004 period. For the remainder of the 2004 year, we expect the SG&A costs for our Laboratory Communication Solutions segment to decline by approximately $2.3 million due to the sale of contract manufacturing assets on June 30, 2004 based on our initial projections for the 2004 year.

     Depreciation and Amortization. Consolidated depreciation and amortization increased by $1.3 million to $2.6 million for the three months ended June 30, 2004 from $1.3 million for the same period last year. This increase was primarily due to approximately $1.1 million for the amortization of intangible assets acquired in the PlanVista acquisition. Depreciation and amortization classified by our reportable segments is as follows:

	Three Months Ended June 30,
In thousands	2004	2003
Transaction services	$2,382	$1,104
Laboratory communication solutions	247	240

	$2,629	$1,344

     (Gain) Loss on Disposal of Assets. In the three months ended June 30, 2004, we recorded a loss of $0.1 million related to the disposition of contract manufacturing assets in our Laboratory Communication Solutions segment that were sold to a former executive on June 30, 2004.

     Operating Loss. As a result of the foregoing, consolidated operating loss for the three months ended June 30, 2004 was $0.3 million compared to an operating loss of $0.9 million for the same period last year. Operating loss classified by our reportable segments is as follows:

	Three Months Ended June 30,
In thousands	2004	2003
Transaction services	$(960)	$(1,128)
Laboratory communication solutions	696	215

	$(264)	$(913)

     Interest Expense, net. Consolidated net interest expense for the three months ended June 30, 2004 was $0.5 million compared to $0.2 million for the same period last year. This increase in expense is primarily due to the assumption of debt in conjunction with the PlanVista acquisition. Interest expense for the 2004 year is expected to be at levels above those in the prior year due to the senior debt acquired from PlanVista.

     Other Income. In the 2004 period, we settled a long-term liability assumed in our acquisition of MedUnite for $0.8 million. The liability was being carried at its present value of $0.9 million. The resulting gain of $0.1 million is reflected as other income. In the 2003 period, in conjunction with our distribution and marketing agreement with PlanVista signed in June 2003, we received a warrant to purchase up to 15% of the outstanding shares of PlanVista common stock on a fully-diluted basis. At the end of June 2003, the value of this warrant increased by $0.8 million.

     Net Loss. As a result of the foregoing, consolidated net loss for the three months ended June 30, 2004 was $0.8 million compared to net loss of $0.4 million for the same period last year.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003.

     Net Revenues. Consolidated net revenues for the six months ended June 30, 2004 increased by $10.0 million, or 29%, to $45.2 million from consolidated net revenues of $35.1 million for the six months ended June 30, 2003. Net revenues classified by our reportable segments are as follows:

	Six Months Ended June 30,
In thousands	2004	2003
Transaction Services	$33,118	$23,273
Laboratory Communication Solutions	12,036	11,858

	$45,154	$35,131

     Net revenues in our Transaction Services segment for the six months ended June 30, 2004 increased by 42% over the comparable period in 2003. This increase is primarily due to the acquisition of PlanVista, offset by declines in volumes of electronic claims and statements processed and additional revenue reserves required due to changes in the mix of our cost containment accounts receivable and a degradation in the aging of outstanding traditional accounts. Core transaction transactions growth was up 3% compared to the prior period (see below), and revenue dollars have grown significantly due to the higher per transaction revenue attributable to our cost containment transactions compared to our traditional core transactions.

     For the six months ended June 30, 2004 period, approximately 73% of our revenues came from our Transaction Services segment compared to 66% from this segment for the same period in 2003. For the remainder of 2004 and beyond, it is anticipated that our greatest growth will come from this segment.

     Laboratory Communication Solutions segment net revenues for the six months ended June 30, 2004 increased by 2% from the comparable 2003 period. Revenues in this segment will decline during the remainder of 2004 as a result of the asset sale discussed earlier in this report.

     A summary of the number of transactions we processed for the periods presented is as follows:

	Six Months Ended June 30,
In thousands	2004	2003
Core transactions (1)	126,583	123,017
Encounters	16,053	11,984

Total transactions	142,636	135,001

(1)	Includes 1.8 million cost containment transactions in the 2004 period from ProxyMed’s acquisition of PlanVista

     “Core” transactions represent all transactions except for encounters. Additionally, as a result of a continued review of our business, we have made changes to our transaction counts to insure that our transactions are counted on the same methodology for all purposes, whether internal or external. As a result, core transactions now include 28.6 million and 24.4 million transactions for the six months ended June 30, 2004 and 2003, respectively, primarily associated with an outsourcing contract that were previously excluded from our external reporting due to the nature of the business model for those transactions.

     “Cost containment” transactions represent the number of claims sent by our payer clients to be re-priced through our provider network.

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

     Cost of sales. Consolidated cost of sales decreased as a percentage of net revenues to 40% for the six months ended June 30, 2004 from 47% for the six months ended June 30, 2003. Cost of sales classified by our reportable segments is as follows:

	Six Months Ended June 30,
In thousands	2004	2003
Transaction Services	$10,160	$8,524
Laboratory Communication Solutions	7,946	7,859

	$18,106	$16,383

     Cost of sales in our Transaction Services segment consists of transaction fees, provider network outsourcing (leasing) fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, revenue sharing arrangements with our business partners, third-party database licenses, and certain travel expenses. Cost of sales as a percentage of revenues decreased to 31% in the 2004 period compared to 36% in the same period last year primarily due to a change in the mix of transaction types from higher cost patient statements to lower cost claim transactions, the loss of business from a low margin gateway partner during the latter half of the 2003 year, and higher margin medical cost containment services from our acquisition of PlanVista.

     Cost of sales in our Laboratory Communication Solutions segment includes hardware, third party software, consumable materials, direct manufacturing labor and indirect manufacturing overhead. Cost of sales as a percentage of revenues in this segment was 66% for both periods presented.

     Selling, General and Administrative Expenses. Consolidated SG&A increased for the six months ended June 30, 2004 by $3.7 million, or 19%, from consolidated SG&A of $19.2 million for the six months ended June 30, 2003. Consolidated SG&A expenses as a percentage of consolidated revenues decreased to 51% for the 2004 period compared to 55% in the same period last year. SG&A expenses classified by our reportable segments are as follows:

	Six Months Ended June 30,
In thousands	2004	2003
Transaction Services	$20,173	$16,430
Laboratory Communication Solutions	2,632	2,725

	$22,805	$19,155

     Transaction Services segment SG&A expenses for the six months ended June 30, 2004 increased 23% over the same period last year primarily due to the addition of SG&A expenses from PlanVista for four months in the 2004 period. Additionally, while we achieved significant reductions in expenses from our MedUnite acquisition over the course of 2003, these savings have been offset by increased expenditures related to our ongoing Sarbanes-Oxley Act of 2002 compliance in the 2004 period.

     Laboratory Communication Solutions segment SG&A expenses for the six months ended June 30, 2004 decreased by 3% over the same period last year primarily due to and segment SG&A expenses as a percentage of segment net revenues decreased to 22% for the 2004 period compared to 23% for the same period last year. These decreases are primarily due to lower personnel costs in the 2004 period.

     Depreciation and Amortization. Consolidated depreciation and amortization increased by $1.8 million to $4.5 million for the six months ended June 30, 2004 from $2.7 million for the same period last year. This increase was primarily due to approximately $1.4 million for the amortization of intangible assets acquired in the PlanVista acquisition. Depreciation and amortization classified by our reportable segments is as follows:

	Six Months Ended June 30,
In thousands	2004	2003
Transaction Services	$3,972	$2,204
Laboratory Communication Solutions	507	470

	$4,479	$2,674

     (Gain) Loss on Disposal of Assets. In the six months ended June 30, 2004, we recorded a loss of $0.1 million related to the disposition of contract manufacturing assets in our Laboratory Communication Solutions segment that were sold to a former executive on June 30, 2004. As a result of the consolidation of the ProxyMed and MedUnite offices in Atlanta in February 2003, the Company recorded $0.1 million in losses during the six months ended June 30, 2003 primarily related to the disposition of certain assets owned and leased that were acquired in the acquisition of MDP Corporation in 2001.

     Operating Loss. As a result of the foregoing, consolidated operating loss for the six months ended June 30, 2004 was $0.3 million compared to operating loss of $3.2 million for the same period last year. Operating loss classified by our reportable segments is as follows:

	Six Months Ended June 30,
In thousands	2004	2003
Transaction services	$(1,260)	$(3,993)
Laboratory communication solutions	954	802

	$(306)	$(3,191)

     Interest expense, net. Consolidated net interest expense for the six months ended June 30, 2004 was $0.9 million compared to $0.4 million for the same period last year. This increase in expense is primarily due to the assumption of debt in conjunction with the PlanVista acquisition. Interest expense for the 2004 year is expected to be at levels above those in the prior year due to the senior debt acquired from PlanVista.

     Other Income. During the six months ended June 30, 2004, we settled a long-term liability assumed in the acquisition of MedUnite for $0.8 million. The liability was being carried at its present value of $0.9 million. The resulting gain of $0.1 million is reflected as other income. In the 2003 period, in conjunction with our distribution and marketing agreement with PlanVista signed in June 2003, we received a warrant to purchase up to 15% of the common stock of PlanVista on a fully-diluted basis. At the end of June 2003, the value of this warrant increased by $0.8 million.

     Net Loss. As a result of the foregoing, consolidated net loss for the six months ended June 30, 2004 was $1.2 million compared to net loss of $2.8 million for the same period last year.

Liquidity and Capital Resources

     In the six months ended June 30, 2004, net cash used in operating activities totaled $1.5 million, and included $4.0 million to pay certain acquisition-related expenses of PlanVista outstanding as of the effective date of the acquisition. Cash used for investing activities totaled $1.1 million and consisted primarily of $0.8 million in net cash acquired from PlanVista and $3.5 million received from the sale of our contract manufacturing assets offset by $0.9 million in costs related to the acquisitions of PlanVista and MedUnite and $2.4 million in capital expenditures and capitalized software. Cash provided by financing activities totaled $7.4 million and consisted of a private placement of our common stock, an exercise of warrants for $8.8 million, and repayments of notes payable, other long-term debt, and payments related to capital leases (including $23.4 million for the retirement of debts and other obligations of PlanVista upon the consummation of the acquisition).

     In the six months ended June 30, 2003, cash used by operating activities was $0.6 million. Cash used in investing activities was $6.4 million. During this period, we paid $5.2 million in costs related to our December 2002 acquisition of MedUnite, $1.9 million for fixed assets and capitalized software, and freed up a net of $0.4 million from restricted cash as we terminated our MedUnite lease in San Diego. Cash used in financing activities was $1.2 million for repayments of notes payable, other long-term debt, and payments related to capital leases. These activities were principally financed through available cash resources.

     We had cash and cash equivalents totaling $12.3 million as of June 30, 2004 compared to $8.2 million at June 30, 2003. These available funds will be used for operations, strategic acquisitions, the further development of our products and services, and other general corporate purposes. We continue to evaluate other acquisition opportunities and strategic alternatives that may add synergies to our product offerings and business strategy.

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

     We currently anticipate spending to be approximately $1.3 million for various development projects scheduled to be undertaken by us in 2004 (originally estimated to be $1.0 million at the beginning of the current year). Additionally, we anticipate spending approximately $5.8 million (including $1.1 million at PlanVista) primarily for hardware and software costs related to enhancements to our technical infrastructure and administrative systems. Through June 30, 2004, we spent $2.4 million towards these projects. Furthermore, we expect to incur costs of approximately $1.5 million in 2004 in connection with the implementation of our internal control procedures mandated by the Sarbanes-Oxley Act of 2002 and with our financial system consolidation efforts.

     Our Sarbanes-Oxley Act of 2002 efforts to date have focused primarily on documentation of our financial and operational systems across our companies and to a lesser extent, testing these systems. We expect further focus on remediation and testing in the third quarter of 2004.

     We have also spent the better part of two years on our HIPAA compliance efforts that have caused us to incur significant costs. As a result of this effort, we now have over 90% of our total transaction volume migrated to a HIPAA compliant connection to our payer customers. However, on our submitter customer side, the majority of our providers continue to submit their transactions to us in legacy formats and rely on us to help provide HIPAA compliancy services on their behalf. Our continued efforts on the submitter side for HIPAA compliance will force us to continue to spend additional funds in the future.

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

     As noted above, with our acquisition of PlanVista on March 2, 2004, we utilized the $24.1 million in proceeds raised from our private placement, drew $4.4 million on our line of credit and used available cash to satisfy $27.4 million of PlanVista’s debt and other obligations and expenses outstanding as of the effective time of the acquisition. As a result of the acquisition, we acquired a cash flow positive company with $20.4 million in senior debt due in May 2005 (at an interest rate of 6% until December 2004 when the interest rate increases to 10%). While it is our intent to satisfy this debt either through refinancing, obtaining a senior line of credit or by raising equity capital, we will incur substantial additional cash interest charges until we do so. We may be unable to raise additional funds on acceptable terms or at all.

     The following table represents our contractual cash obligations due over the next several years (including obligations of PlanVista). Operating leases are shown net of any sublease agreements.

In thousands	2004(1)	2005	2006	2007	2008
Interest on convertible notes (2)	$263	$526	$525	$525	$526
Interest on senior and other debt	641	744	—	—	—
Convertible notes (2)	—	—	—	—	13,137
Senior debt of PlanVista	1,400	18,395	—	—	—
Notes payable	2,000	1,758	354	—	—
Capital lease obligations	16	5	6	1	—
Operating leases	969	997	430	420	386

Total	$5,289	$22,425	$1,315	$946	$14,049

     (1) Remaining quarters of 2004

     (2) Assumes no conversion of convertible notes

     We believe that we have sufficient cash and cash equivalents on hand to fund our future operational requirements and capital expenditures, and a sufficient level of capital in order to fund specific research and development projects or to pursue smaller additional strategic acquisitions. Even with the positive cash flow expected to be generated from our operations, we anticipate that we will need to refinance the PlanVista debt, by either obtaining a new senior line of credit or raising capital in order to satisfy this debt on or before maturity. However, if we require additional funding in the future to satisfy any of our outstanding future obligations, or further our strategic plans, there can be no assurance that any additional funding will be available to us, or if available, that it will be available on acceptable terms. If we are successful in obtaining additional financing, the terms of the financing may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of our common stock. We believe that if we are not successful in obtaining additional financing for further product development or strategic acquisitions, such inability may adversely impact our ability to successfully execute our business plan and may put us at a competitive disadvantage.

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

     Revenue from cost containment services are primarily in the form of fees generated from the discounts we provide for the payers that access our provider network. We enter into agreements with our healthcare payer customers that require them to pay a percentage of the cost savings generated from its network discounts with participating providers. These agreements are generally terminable upon 90 days notice. Operating revenue from a percentage of savings contract is generally recognized when claims processing and administrative services have been performed. The remainder of revenue from our cost containment services is generated from customers that pay a monthly fees based on eligible employees enrolled in a benefit plan covered by our health benefits payers’ clients. Revenue under such agreements is recognized when the services are performed.

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

     Reserve for Doubtful Accounts/Bad Debt Estimates — We rely on estimates to determine the bad debt expense and the adequacy of the reserve for doubtful accounts receivable. These estimates are based on our historical experience and the industry in which we operate. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, in our cost containment business, we evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off history, average percentage of receivables written off historically, and the length of time the receivables are past due. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for losses.

New Accounting Pronouncements

     There are no new accounting pronouncements that have an impact on our financials statements at this time.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In December of 2001, Insurdata Marketing Services, Inc. (“IMS”) filed a lawsuit against HealthPlan Services, Inc. (“HPS”), a former subsidiary of the Company’s PlanVista subsidiary, in federal court in December 2001, for unspecified damages in excess of $75,000. The complaint alleges that HPS failed to pay commissions to IMS pursuant to an arbitration award rendered in 1996. Fiserv Health, Inc. (“Fiserv”) is a third party defendant. IMS, HPS, and Fiserv each filed a motion for summary judgment on the issue of liability only, in or around June 2004, and a decision is expected. The Company denies all liability in this case and will continue to vigorously defend itself. No trial date has been established.

Item 4. Submission of Matters to a Vote of Security Holders.

During the quarter ended June 30, 2004, at the Company’s annual meeting of shareholders held on June 2, 2004, the shareholders approved the following resolutions:

•	Election of Directors. The following persons were elected to serve on the Board of Directors until the next annual meeting of the shareholders or until the election and qualification of their respective successors Broker non-votes are included:

	Votes	Votes
Nominee	For	Withheld
William L. Bennett	11,093,789	9,022
Edwin M. Cooperman	11,093,673	9,138
Michael S. Falk	10,629,852	472,959
Thomas E. Hodapp	11,067,782	35,029
Michael K. Hoover	10,629,565	473,246
Braden R. Kelly	11,066,716	36,095
Kevin M. McNamara	11,092,807	10,004
Eugene R. Terry	11,093,650	9,161

•	Ratification and approval of PricewaterhouseCoopers LLP as the Company’s independent certified public accountants to perform quarterly reviews for the fiscal year 2004. The total number of votes cast for this proposal was 11,102,811. Of these votes, 11,096,751 were in favor, 3,504 were against and 2,556 abstained.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

3.3	Articles of Amendment to Restated Articles of Incorporation of the Registrant dated March 1, 2004 (incorporated by reference to Exhibit 3.1 of Form 8-K File No. 000-22052, reporting an event dated March 2, 2004).

3.4	Articles of Amendment to Articles of Incorporation of the Registrant effective August 22, 2002 (incorporated by reference to Exhibit 3.4 of Form 10-K for the period ended December 31, 2003).

3.5	Articles of Amendment to Articles of Incorporation of the Registrant dated December 21, 2001 (incorporated by reference to Exhibit 3.1 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).

3.6	Articles of Amendment to Articles of Incorporation dated August 21, 2001 (incorporated by reference to Exhibit 2.2 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).

3.7	Articles of Amendment to Articles of Incorporation dated July 25, 2001 (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).

3.8	Articles of Amendment to Articles of Incorporation of the Registrant effective July 14, 2000 (incorporated by reference to Exhibit 3.8 of Form 10-K for the period ended December 31, 2003).

3.9	Articles of Amendment to Articles of Incorporation of the Registrant dated June 15, 2000 (incorporated by reference to Exhibit 3.4 of Form 10-Q/A for the period ended June 30, 2000).

Exhibit No.	Description

4.1	Common Stock Purchase Warrants issued to First Data Corporation (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 000-22052, reporting an event dated July 8, 2003).

4.2	Form of 4% Convertible Promissory Notes dated December 31, 2002 issued in connection with the Agreement and Plan of Merger and Reorganization dated December 31, 2002 between ProxyMed, Inc., Davie Acquisition Corp., and MedUnite, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K File No. 000-22052, reporting an event dated December 31, 2002).

4.3	Form of Common Stock Purchase Warrants issued to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co., KG and GapStar, LLC (incorporated by reference to Exhibit 10.2 of Form 8-K, File No. 000-22052, reporting an event dated March 26, 2002).

4.4	Form of Exchanged Warrant to Purchase Common Stock of the Registrant dated May 4, 2000, issued to certain investors (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).

4.5	Form of New Warrant to Purchase Common Stock of the Registrant dated May 4, 2000, issued to certain investors (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).

4.6	Form of Warrant to Purchase Common Stock of the Registrant dated December 23, 1999, issued to certain investors (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated December 23, 1999).

10.1	Amended and Restated Registration Rights Agreement among the Registrant, General Atlantic Partners 77, L.P., General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, GapStar, LLC, GAPCO GmbH & Co. KG, PVC Funding Partners, LLC, ComVest Venture Partners, L.P., Shea Ventures, LLC, and Robert Priddy, dated March 2, 2004 (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated March 2, 2004).

10.2	Amendment to Employment Agreement between ProxyMed, Inc. and Judson E. Schmid dated June 2, 2004 and effective May 1, 2004.*

Exhibit No.	Description

10.3	Consulting Agreement between ProxyMed, Inc. and Phillip S. Dingle dated April 13, 2004.

10.4	Asset Purchase Agreement between Key Electronics, Inc., Key Communications Service, Inc. and ProxyMed, Inc. dated June 28, 2004 (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated June 30, 2004.)

31.1	Certification by Michael K. Hoover, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification Gregory J. Eisenhauer, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Michael K. Hoover, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Gregory J. Eisenhauer, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensating plan or arrangement.

     (b) Reports on Form 8-K:

•	May 11, 2004 — Pursuant to Regulation FD, the Company reported on the Company’s first quarter 2004 teleconference call held on May 6, 2004, including press release dated May 5, 2004.

•	June 23, 2004 — The Company provided audited financial statements of PlanVista Corporation as of and for the year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROXYMED, INC.
Date: August 9, 2004	By:	/s/ Michael K. Hoover
Michael K. Hoover
Chairman and Chief Executive Officer

Date: August 9, 2004	By:	/s/ Gregory J. Eisenhauer
Gregory J. Eisenhauer
EVP and Chief Financial Officer