Form 10-K/A
period 2003-12-31
PROXYMED INC /FT LAUDERDALE/
filed 2004-12-15
CIK 906337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-K/A

AMENDMENT NO. 1

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

Explanatory Notes

This Company is filing this amended Form 10-K/A to address the following issues:

•	Amend Part 2, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (Introduction) and Part 2, Item 8, Financial Statements and Supplementary Data (Note 21(a) – Subsequent Events - Acquisition of Plan Vista) to restate the value of certain shares issued in conjunction with the Company’s March 2004 acquisition of PlanVista Corporation in accordance with EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”. As a result, the share value has decreased by $8.64 million.

•	Amend Part 2, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies and Estimates) and Part 2, Item 8, Financial Statements and Supplementary Data (Note 1(d) - Summary of Significant Accounting Policies–Revenue Recognition) to provide additional disclosure regarding the Company’s revenue recognition policy.

•	Amend Part 2, Item 8 (Note 2(a) – Acquisition of Businesses - MedUnite) to remove a reference to a third-party appraisal firm used in the valuation of the intangible assets of MedUnite.

•	Correct Part 2, Item 1 (Balance Sheet) to correctly state the liquidation preference of the Company’s Series C 7% Convertible preferred stock at $200,000.

•	Amend Part 2, Item 7, management’s Discussion and Analysis of Financial Condition and Results of Operations (Other Income (Expense)) and add to Part 2, Item 8, Financial Statements and Supplementary Data a new Note 20 – Quarterly Financial Data (unaudited) to be in compliance with Item 302 of Regulation S-K. The former Note 20 – Subsequent Events has been renumbered as Note 21. The quarterly information for the periods ended June 30, September 30, and December 31, 2003 have been restated to reflect the elimination of the increases in value and subsequent impairment of the increase for the warrant received from PlanVista Corporation in June 2003.

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

     As described above, to acquire PlanVista we issued 3,600,000 shares of our common stock to PlanVista shareholders assumed debt and other liabilities of PlanVista, and incurred $1.3 million in acquisition related expenses. The value of these shares was $59.8 million (as restated) based on the average closing price of ProxyMed’s common stock as of and for the two days before and after the announcement of the definitive agreement on December 8, 2003 in accordance with EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in Purchase Business Combination”. Additionally, we raised $24.1 in a private placement sale of our common stock to partially fund repayment of PlanVista’s debts and other obligations outstanding at the time of the acquisition. The merger enables us to enter into a new line of business, provide new end-to-end services, increase sales opportunities with payers, strengthen business ties with certain customers, expand technological capabilities, reduce operating costs and enhance our public profile.

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

     Other Income (Expense), net. In conjunction with our distribution and marketing agreement with PlanVista for claims re-pricing services signed in June 2003, we received a warrant to purchase up to 15% of PlanVista common stock that expired in December 2003. The warrant was initially valued at $0.5 million and recorded as an asset. Upon expiration of the warrant in December 2003, we recorded an impairment loss in the amount of $0.5 million (representing the original value of the warrant) for the 2003 year.

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

     On March 2, 2004, we acquired PlanVista through the issuance of 3.6 million shares of our common stock (valued at $59.8 million, as restated). In addition, we raised an additional $24.1 million in a private placement sale of our common stock and drew down $4.4 million on our asset-based line of credit. These funds, along with available cash resources, were used to satisfy $27.4 million of PlanVista’s debt and other obligations outstanding as of the effective time of the acquisition.

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

     Revenue Recognition — Revenue is derived from our Transaction Services and Laboratory Communication Solutions segments.

     In our Transaction Services segment, we provide transaction and value-added services principally between physicians and insurance companies, and physicians and pharmacies. Such transactions and services include Electronic Data Interchange (“EDI”) claims submission and reporting, insurance eligibility verification, claims status inquiries, referral management, electronic remittance advice, patient statement processing, encounters, and cost containment transaction services including claims repricing and bill renegotiation. In our Laboratory Communication Solutions segment, we sell, rent and service intelligent remote reporting devices and provide lab order entry and results reporting through our software products.

     Transaction Services revenues are derived from insurance payers, pharmacies and submitters (physicians and other entities including billing services, practice management software vendors, and claims aggregators). Such revenues are recorded on a per transaction fee basis or a flat fee basis (per physician) and are recognized in the period the service is rendered. Agreements with payers or pharmacies are for one to three years on a non-exclusive basis. Agreements with submitters are for one year, renew automatically, and are generally terminable thereafter upon 30 to 90 days notice. Transaction fees vary according to the type of transaction and other factors, including volume level commitments primarily for payers.

     Also in our Transaction Services segment, certain transaction fee revenue is subject to revenue sharing pursuant to agreements with resellers, vendors or gateway partners and is recorded as gross revenues in accordance with EITF No.  99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Such revenue sharing amounts are based on a per transaction amount or a percentage of revenue basis and may involve increasing amounts or percentages based on transaction or revenue volumes achieved.

     Revenue from certain up-front fees charged primarily for the development of EDI for payers and the implementation of services for submitters in our Transaction Services segment is amortized ratably over three years, which is the expected life of the customer, in accordance with Staff Accounting Bulletin No, 104, “Revenue Recognition” (“SAB No. 104”).

     Revenue from support and maintenance contracts on our products in both our Transaction Services and Laboratory Communications Solutions segments is recognized ratably over the contract period, which does not exceed one year. Such amounts are billed in advance and established as deferred revenue.

     In our Laboratory Communication Solutions segment, revenue from sales of inventory and manufactured goods is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable in accordance with SAB No. 104.

     Revenues from maintenance fees on laboratory communication devices are charged on an annual or quarterly basis and are recognized ratably over the service period. Service fees may also be charged on a per event basis and are recognized after the service has been performed.

     Revenue from the rental of laboratory communication devices is recognized ratably over the applicable period of the rental contract. Such contracts require monthly rental payments and are for a one to three year term, then renewing for a similar period after the initial term is expired. Contracts may be cancelled upon 30 days notice. A significant amount of rental revenues are derived from contracts that are no longer under the initial non-cancelable term. At the end of the rental period, the customer may return or purchase the unit for fair market value. Upon sale of the revenue earning equipment, the gross proceeds are included in net revenues and the undepreciated cost of the equipment sold is included in cost of sales.

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

Dated: December 15, 2004	PROXYMED, INC.

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

SIGNATURES	TITLE	DATE
/s/ Michael K. Hoover Michael K. Hoover	Chairman of the Board and Chief Executive Officer (principal executive officer)	December 15, 2004

/s/ Gregory J. Eisenhauer Gregory J. Eisenhauer	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	December 15, 2004

/s/ William L. Bennett William L. Bennett	Director	December 15, 2004

/s/ Edwin M. Cooperman Edwin M. Cooperman	Director	December 15, 2004

/s/ Michael S. Falk Michael S. Falk	Director	December 15, 2004

/s/ Thomas E. Hodapp Thomas E. Hodapp	Director	December 15, 2004

/s/ Braden R. Kelly Braden R. Kelly	Director	December 15, 2004

/s/ Kevin M. McNamara Kevin M. McNamara	Director	December 15, 2004

/s/ Eugene R. Terry Eugene R. Terry	Director	December 15, 2004

EXHIBIT INDEX

Exhibit
No.	Description
2.1	Agreement and Plan of Merger, dated as of December 5, 2003, by and among the Registrant, Planet Acquisition Corp. and PlanVista Corporation (incorporated by reference to Annex A of the Registration Statement on Form S-4, File No. 333-111024).

2.2	Agreement and Plan of Merger and Reorganization dated December 31, 2002 between ProxyMed, Inc., Davie Acquisition Corp., and MedUnite Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K File No. 000-22052, reporting an event dated December 31, 2002).

2.3	Asset Purchase Agreement dated July 30, 2002 between ProxyMed, Inc. and MDIP, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K File No. 000-22052, reporting an event dated July 31, 2002).

2.4	Stock Purchase Agreement dated May 6, 2002 between ProxyMed, Inc. and KenCom Communications & Services, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K File No. 000-22052, reporting an event dated May 6, 2002).

2.5	Stock and Warrant Purchase Agreement between ProxyMed and General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co., KG and GapStar, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 000-22052, reporting an event dated March 26, 2002).

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

3.3	Articles of Amendment to Restated Articles of Incorporation of the Registrant dated March 1, 2004 (incorporated by reference to Exhibit 3.1 of Form 8-K File No. 000-22052, reporting an event dated March 2, 2004).

3.4	Articles of Amendment to Articles of Incorporation of the Registrant effective August 22, 2002.

3.5	Articles of Amendment to Articles of Incorporation of the Registrant dated December 21, 2001 (incorporated by reference to Exhibit 3.1 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).

3.6	Articles of Amendment to Articles of Incorporation dated August 21, 2001 (incorporated by reference to Exhibit 2.2 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).

Exhibit
No.	Description
3.7	Articles of Amendment to Articles of Incorporation dated July 25, 2001 (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).

3.8	Articles of Amendment to Articles of Incorporation of the Registrant effective July 14, 2000.

3.9	Articles of Amendment to Articles of Incorporation of the Registrant dated June 15, 2000 (incorporated by reference to Exhibit 3.4 of Form 10-Q/A for the period ended June 30, 2000).

4.1	Common Stock Purchase Warrants issued to First Data Corporation (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 000-22052, reporting an event dated July 8, 2003).

4.2	Form of 4% Convertible Promissory Notes dated December 31, 2002 issued in connection with the Agreement and Plan of Merger and Reorganization dated December 31, 2002 between ProxyMed, Inc., Davie Acquisition Corp., and MedUnite, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K File No. 000-22052, reporting an event dated December 31, 2002).

4.3	Form of Common Stock Purchase Warrants issued to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co., KG and GapStar, LLC (incorporated by reference to Exhibit 10.2 of Form 8-K, File No. 000-22052, reporting an event dated March 26, 2002).

4.4	Form of Exchanged Warrant to Purchase Common Stock of the Registrant dated May 4, 2000, issued to certain investors (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).

4.5	Form of New Warrant to Purchase Common Stock of the Registrant dated May 4, 2000, issued to certain investors (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).

4.6	Form of Warrant to Purchase Common Stock of the Registrant dated December 23, 1999, issued to certain investors (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated December 23, 1999).

10.1	Amended and Restated Registration Rights Agreement among the Registrant, General Atlantic Partners 77, L.P., General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, GapStar, LLC, GAPCO GmbH & Co. KG, PVC Funding Partners, LLC, ComVest Venture Partners, L.P., Shea Ventures, LLC, and Robert Priddy, dated March 2, 2004 (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated March 2, 2004).

Exhibit
No.	Description
10.2	Stock Purchase Agreement, dated as of December 5, 2003 among the Registrant, General Atlantic Partners 77, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG, PVC Funding Partners, LLC, ComVest Venture Partners, L.P., Shea Ventures, LLC, and Robert Priddy (incorporated by reference to Exhibit 2.2 of the Registration Statement on Form S-4, File No. 333-111024).

10.3	Registration Rights Agreement among the Registrant General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. KG dated April 5, 2002 (incorporated by reference to Exhibit 10.3 of Form 8-K, File No. 000-22052, reporting an event dated March 29, 2003).

10.4	Registration Rights Agreement dated December 31, 2002 among ProxyMed, Inc. and the holders of the 4% Convertible
Promissory Notes (incorporated by reference to Exhibit 10.2 of Form 8-K File No. 000-22052, reporting an event dated December 31, 2002).

10.5	Form of Indemnification Agreement for all Officers and Directors adopted May 22, 2002 (incorporated by reference to Exhibit 10.55 of Form 10-K for the period ended December 31, 2002).

10.6	Registration Rights Agreement dated May 6, 2002 ProxyMed, Inc. and Deborah M. Kennedy and Colleen Phillips-Norton (incorporated by reference to Exhibit 10.1 of Form 8-K File No. 000-22052, reporting an event dated May 6, 2002).

10.7	Registration Rights Agreement between ProxyMed and General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, and GAPCO GmbH & Co. KG (incorporated by reference to Exhibit 10.3 of Form 8-K, File No. 000-22052, reporting an event dated March 26, 2002).

10.8	Employment Letter between ProxyMed and Jeffrey L. Markle effective March 2, 2004.*

10.9	Employment Agreement between ProxyMed and Gregory J. Eisenhauer dated December 8, 2003.*

10.10	Employment Agreement between ProxyMed and Tom Wohlford dated May 13, 2003.*

10.11	Employment Agreement between ProxyMed and Rafael G. Rodriguez dated January 2, 2003 (incorporated by reference to Exhibit 10.53 of Form 10-K for the period ended December 31, 2002).*

10.12	Employment Agreement between ProxyMed and A. Thomas Hardy dated December 31, 2001 (incorporated by reference to Exhibit 10.40 of Form 10-K for the period ended December 31, 2001).*

Exhibit
No.	Description
10.13	Employment Agreement between ProxyMed and Lonnie W. Hardin dated March 29, 2001 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the period ended March 31, 2001).*

10.14	Employment Agreement between ProxyMed and Timothy J. Tolan dated January 23, 2001 (incorporated by reference to Exhibit 10.30 of Form 10-K for the period ended December 31, 2000).*

10.15	Amendment to Employment Agreement between ProxyMed and Timothy J. Tolan effective January 1, 2004.*

10.16	Employment Agreement between ProxyMed and Michael K. Hoover dated July 28, 2000 (incorporated by reference to Exhibit 99.1 of Form 10-Q for the period ended September 30, 2000).*

10.17	Amendment to Employment Agreement between ProxyMed and Michael K. Hoover effective January 1, 2004.*

10.18	Employment Agreement between ProxyMed and Judson E. Schmid dated September 29, 2000 (incorporated by reference to Exhibit 99.2 of Form 10-Q for the period ended September 30, 2000).*

10.19	Employment Agreement between ProxyMed and Nancy J. Ham dated October 2, 2000 (incorporated by reference to Exhibit 99.3 of Form 10-Q for the period ended September 30, 2000).*

10.20	Amendment to Employment Agreement between ProxyMed and Nancy J. Ham effective January 1, 2004.*

10.21	Employment Agreement between ProxyMed and John Paul Guinan (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).*

10.22	Form of bonus letter offered to executive and senior management on February 26, 2002 (incorporated by reference to Exhibit 10.54 of Form 10-K for the period ended December 31, 2002).*

10.23	2002 Stock Option Plan, as amended.*

10.24	2001 Stock Option Plan (incorporated by reference to Exhibit B of the Proxy Statement filed on June 22, 2001).*

10.25	2000 Stock Option Plan (incorporated by reference to Exhibit B of the Proxy Statement filed on July 7, 2000).*

10.26	2000-1/2 Stock Option Plan (incorporated by reference to Exhibit C of the Proxy Statement filed on July 7, 2000).*

Exhibit
No.	Description
10.27	1997 Stock Option Plan (incorporated by reference to Exhibit A of the Proxy Statement filed on May 6, 1997).*

10.28	Amended 1993 Stock Option Plan (incorporated by reference to Exhibit A of ProxyMed’s Proxy Statement for its 1994 Annual Meeting of Shareholders).*

10.29	1995 Stock Option Plan (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).*

10.30	Subscription Agreement dated December 21, 2001 for the private placement issuance of up to $8,000,000 of ProxyMed, Inc. common stock (incorporated by reference to Exhibit 10.1 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).

10.31	Placement Agency Agreement dated December 18, 2001 between ProxyMed, Inc. and Commonwealth Associates, L.P. for the private placement issuance of up to $8,000,000 of ProxyMed, Inc. common stock (incorporated by reference to Exhibit 10.2 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).

10.32	Conversion Agreement for Series C 7% Convertible Preferred shareholder pursuant to conversion offer dated December 13, 2001 (incorporated by reference to Exhibit 10.3 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).

10.33	Designation and Subscription Amendment Agreement for Series C 7% Convertible Preferred shareholder pursuant to conversion offer dated December 13, 2001 (incorporated by reference to Exhibit 10.4 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).

10.34	Loan and Security Agreement by and between ProxyMed, Key Communications Service, Inc., MedUnite Inc. and Wachovia Bank, National Association dated December 4, 2003.

10.35	Revolver Note dated December 4, 2003, issued in connection with the Loan and Security Agreement by and between ProxyMed, Key Communications Service, Inc., MedUnite Inc. and Wachovia Bank, National Association dated December 4, 2003.

10.36	Patent and Trademark Security Agreement effective as of December 4, 2003 between ProxyMed, Key Communications Service, Inc., MedUnite Inc. and Wachovia Bank, National Association.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification by Michael K. Hoover, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

Exhibit
No.	Description
31.2	Certification Gregory J. Eisenhauer, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Michael K. Hoover, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Gregory J. Eisenhauer, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensating plan or arrangement.

PROXYMED, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

PAGE
Consolidated Financial Statements

Report of Independent Registered Certified Public Accounting Firm	F-2

Consolidated Balance Sheets — December 31, 2003 and 2002	F-3

Consolidated Statements of Operations - Years Ended December 31, 2003, 2002 and 2001	F-4

Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2003, 2002 and 2001	F-5

Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002 and 2001	F-6

Notes to Consolidated Financial Statements	F-7 – F-41

Schedule II — Valuation and Qualifying Accounts - Years Ended December 31, 2003, 2002, and 2001	F-42

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the
Shareholders of ProxyMed, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 53 present fairly, in all material respects, the financial position of ProxyMed, Inc. and its subsidiaries (the “Company”) at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 53 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, pursuant to the adoption of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets, the Company changed its method of accounting for goodwill in 2002.

/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
March 25, 2004

PROXYMED, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002
(amounts in thousands except for share and per share data)

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$5,333	$16,378
Accounts receivable — trade, net of allowance for doubtful accounts of $882 and $1,096 respectively	10,434	10,060
Other receivables	187	503
Inventory	3,347	2,774
Other current assets	1,908	1,022

Total current assets	21,209	30,737
Property and equipment, net	4,772	5,719
Goodwill, net	30,775	32,797
Purchased technology, capitalized software and other intangible assets, net	15,884	18,220
Restricted cash	291	825
Other long-term assets	199	406

Total assets	$73,130	$88,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$1,712	$—
Accounts payable and accrued expenses and other current liabilities	8,264	21,472
Deferred revenue	721	516

Total current liabilities	10,697	21,988
Convertible notes	13,137	13,400
Other long term debt	2,057	—
Long-term deferred revenue and other long-term liabilities	1,461	2,581

Total liabilities	27,352	37,969

Commitments and contingencies — see Note 18

Stockholders’ equity:
Series C 7% Convertible preferred stock — $.01 par value Authorized 300,000 shares; issued 253,265 shares; outstanding 2,000; liquidation preference $200
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

PROXYMED, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2003, 2002 and 2001
(amounts in thousands except for share and per share data)

	Series B		Series C
	Preferred Stock		Preferred stock		Common stock				Note
							Additional		receivable
	Number	Par	Number	Par	Number	Par	paid-in	Accumulated	from
	of shares	value	of shares	value	of shares	value	capital	deficit	stockholder	Total

Balances, January 1, 2001	110	$—	253,265	$2	1,372,898	$1	$113,235	$(90,425)	$(436)	$22,377
Sales of common stock, net of expenses of $729,000	—	—	—	—	483,414	1	7,247	—	—	7,248
Conversion of Series B preferred stock	(110)	—	—	—	8,766	—	—	—	—	—
Conversions of Series C preferred stock	—	—	(49,466)	—	329,773	1	—	—	—	1
Conversions of Series C preferred stock pursuant to Conversion Offer	—	—	(169,149)	(2)	1,296,126	1	(32)	—	—	(33)
Exchange of Series B warrants into common stock	—	—	—	—	218,828	—	(73)	—	—	(73)
Exchange of Series C warrants into common stock	—	—	—	—	1,050,691	1	(54)	—	—	(53)
Dividends on preferred stock	—	—	—	—	133,937	—	(7)	—	—	(7)
Repayment of note from stockholder	—	—	—	—	—	—	—	—	250	250
Other, net	—	—	—	—	—	—	(39)	—	—	(39)
Net loss	—	—	—	—	—	—	—	(6,798)	—	(6,798)

Balances, December 31, 2001	—	—	34,650	—	4,894,433	5	120,277	(97,223)	(186)	22,873
Sales of common stock, net of expenses of $139,000	—	—	—	—	1,569,366	2	24,884	—	—	24,886
Common stock issued for acquired business	—	—	—	—	30,034	—	600	—	—	600
Conversions of Series C preferred stock pursuant to Conversion Offer	—	—	(31,650)	—	242,508	—	—	—	—	—
Conversions of Series C preferred stock	—	—	(1,000)	—	6,666	—	—	—	—	—
Exchange of Series B warrants into common stock	—	—	—	—	34,500	—	450	—	—	450
Exchange of Series C warrants into common stock	—	—	—	—	1,190	—	—	—	—	—
Dividends on preferred stock	—	—	—	—	4,241	—	—	—	—	—
Other, net	—	—	—	—	—	—	(24)	—	—	(24)
Net income	—	—	—	—	—	—	—	1,950	—	1,950

Balances, December 31, 2002	—	—	2,000	—	6,782,938	7	146,187	(95,273)	(186)	50,735
Exercise of stock options	—	—	—	—	555	—	7	—	—	7
Other, net	—	—	—	—	625	—	36	—	—	36
Net loss	—	—	—	—	—	—	—	(5,000)	—	(5,000)

Balances, December 31, 2003	—	$—	2,000	$—	6,784,118	$7	$146,230	$(100,273)	$(186)	$45,778

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

(b)	Principles of Consolidation — The consolidated financial statements include the accounts of ProxyMed and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

(c)	Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(d)	Revenue Recognition - Revenue is derived from the Company’s Transaction Services and Laboratory Communication Solutions segments.

In its Transaction Services segment, the Company provides transaction and value-added services principally between physicians and insurance companies, and physicians and pharmacies. Such transactions and services include Electronic Data Interchange (“EDI”) claims submission and reporting, insurance eligibility verification, claims status inquiries, referral management, electronic remittance advice, patient statement processing, encounters, and cost containment transaction services including claims repricing and bill renegotiation. In the Laboratory Communication Solutions segment, the Company sells, rents and services intelligent remote reporting devices and provides lab order entry and results reporting through its software products.

Transaction Services revenues are derived from insurance payers, pharmacies and submitters (physicians and other entities including billing services, practice management software vendors, claims aggregators, etc.). Such revenues are recorded on a per transaction fee basis or a flat fee basis (per physician) and are recognized in the period the service is rendered. Agreements between the Company and payers or pharmacies are for one to three years on a non-exclusive basis. Agreements with submitters are for one year, renew automatically, and are generally terminable thereafter upon 30 to 90 days notice. Transaction fees vary according to the type of transaction and other factors, including volume level commitments primarily for payers.

Also in the Transaction Services segment, certain transaction fee revenue is subject to revenue sharing pursuant to agreements with resellers, vendors or gateway partners and is recorded as gross revenues in accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Such revenue sharing amounts are based on a per transaction amount or a percentage of revenue basis and may involve increasing amounts or percentages based on transaction or revenue volumes achieved.

Revenue from certain up-front fees charged primarily for the development of EDI for payers and the implementation of services for submitters in the Transaction Services segment is amortized ratably over three years, which is the expected life of the customer, in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”).

Revenue from support and maintenance contracts on the Company’s products in both the Transaction Services and Laboratory Communication Solutions segments is recognized ratably over the contract period, which does not exceed one year. Such amounts are billed in advance and established as deferred revenue.

In the Company’s Laboratory Communication Solutions segment, revenue from sales of inventory and manufactured goods is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable in accordance with SAB No. 104.

Revenues from maintenance fees on laboratory communication devices are charged on an annual or quarterly basis and are recognized ratably over the service period. Service fees may also be charged on a per event basis and are recognized after the service has been performed.

Revenue from the rental of laboratory communication devices is recognized ratably over the applicable period of the rental contract. Such contracts require monthly rental payments and are for a one to three year term, then renewing for a similar period after the initial term is expired. Contracts may be cancelled upon 30 days notice. A significant amount of rental revenues are derived from contracts that are no longer under the initial non-cancelable term. At the end of the rental period, the customer may return or purchase the unit for fair market value. Upon sale of the revenue earning equipment, the gross proceeds are included in net revenues and the undepreciated cost of the equipment sold is included in cost of sales.

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

The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $20.3 million was recorded as goodwill (originally recorded at $22.4 million at December 31, 2002), none of which is deductible for income tax purposes (see Note 8). The weighted average useful life of the customer relationships is approximately 10 years and the weighted average useful life of the purchased technology is 4.2 years. The valuation of MedUnite’s real-time processing platform was based on managements’s estimates which included consideration of utilizing a replacement cost methodology while the value of the customer relationships was calculated on a discounted cash flow model. The results of MedUnite’s operations have been included in the Company’s consolidated financial statements since January 1, 2003 in its Transaction Services segment.

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

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(5) Investment in Warrant

In June 2003, the Company entered into a joint marketing and distribution agreement with PlanVista to provide the Company’s electronic healthcare transaction processing services and PlanVista’s network access and repricing service product as an integrated package to existing and prospective payer customers. As part of the agreement, PlanVista granted the Company a warrant to purchase 15% of the number of outstanding shares of PlanVista common stock on a fully-diluted basis as of the time of exercise for $1.95 per share. The warrant was exercisable immediately and expired in December 2003. The warrant was being accounted for at its cost under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” since it did not meet the conditions necessary to be accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Upon expiration of the warrant in December 2003, the Company recorded an impairment loss in the amount $0.5 million (representing the initial value of the warrant and calculated using a Black Scholes model) which is reflected in other expense in the Company’s consolidated statement of operations for the year ended December 31, 2003.

Additionally, the initial value of the warrant of approximately $0.5 million along with additional amounts of $0.4 million received by the Company under the agreement are being amortized as a reduction of cost of sales over 36 months. For the year ended December 31, 2003, such amortized amount totaled $0.2 million. Upon the consummation of its acquisition of PlanVista on March 2, 2004, the Company wrote off any remaining unamortized amounts as part of the purchase price of the acquisition.

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

(20)     Quarterly Financial Data (unaudited)

     The following table summarizes the quarterly financial data for 2003. Net loss per share calculations for each of the quarters are based on the weighted average number of shares for each period; therefore, the sum of the quarters may not necessarily be equal to the full year amount.

	2003 Quarter Ended
	March 31	June 30	September 30	December 30
		(as restated)	(as restated)	(as restated)
Revenues	$17,430	$17,701	$18,062	$18,363
Operating income (loss)	$(2,278)	$(913)	$170	$(621)
Loss from continuing operations	$(2,452)	$(1,108)	$(33)	$(1,407)
Net loss applicable to common shareholders	$(2,452)	$(1,108)	$(33)	$(1,407)
Net loss per share (basic and diluted)	$(0.36)	$(0.16)	$-	$(0.21)
Basic and diluted weighted average common shares outstanding	6,782,938	6,782,938	6,783,095	6,784,118

(21) Subsequent Events

(a)	Acquisition of PlanVista — On December 5, 2003, the Company entered into a definitive agreement to acquire all of the outstanding capital stock of PlanVista Corporation (“PlanVista”), a publicly-held company located in Tampa, Florida and Middletown, New York that provides medical cost containment and business process outsourcing solutions, including claims repricing services, for the medical insurance and managed care industries, as well as services for healthcare providers, including individual providers, preferred provider organizations and other provider groups, for 3,600,000 shares of ProxyMed common stock. The merger was subject to regulatory and shareholder approval of both companies. The Company also raised an additional $24.1 million in a private equity transaction to various entities affiliated with GAP and Commonwealth Associates to pay off certain debts of PlanVista and other obligations as a result of the acquisition. The acquisition enables the Company to enter into a new line of business, provide new end-to-end services, increase sales opportunities with payers, strengthen business ties with certain customers, expand technological capabilities, reduce operating costs and enhance its public profile. The Company had previously entered into a joint marketing agreement for the sale of PlanVista’s services back in June 2003 (see Note 5).

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

As described above, to acquire PlanVista the Company issued 3,600,000 shares of its common stock to PlanVista shareholders assumed debt and other liabilities of PlanVista, and incurred $1.3 million in acquisition related expenses. The value of these shares was $59.8 million (as restated) based on the average closing price of ProxyMed’s common stock for the day of and the two days before and after the announcement of the definitive agreement on December 8, 2003 in accordance with EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in Purchase Business Combination”. Additionally, ProxyMed raised $24.1 in a private placement sale of its common stock to partially fund repayment of PlanVista’s debts and other obligations outstanding at the time of the acquisition. Of the total transaction costs expected to be incurred by the Company, $0.9 million are included in other current assets in the consolidated balance sheet at December 31, 2003.

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