Form 10-Q/A
period 2004-03-31
PROXYMED INC /FT LAUDERDALE/
filed 2004-12-15
CIK 906337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT No. 1

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.001 Par Value
12,625,181 Shares as of May 7, 2004

Explanatory Note

     The Company is filing this amended Form 10-Q/A to effect a restatement of its consolidated financial statements for the following items: (1) the value of the stock issued in connection with its acquisition of PlanVista should have been $59.8 million; (2) additional disclosure should be provided regarding the Company’s revenue recognition and reserve for doubtful accounts/bad debt policies; (3) the liquidation preference of the Series C 7% Convertible preferred stock disclosed on the face of the consolidated balance sheet should have been $200,000; (4) the consolidated statement of operations should display a subtotal for “net loss before income taxes”; and (5) the Company should remove a reference to a third-party appraisal firm used in the valuation of the intangible assets of PlanVista.

     Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the above items, where applicable.

     Except for items discussed above, no other information has been updated for events occurring subsequently to the original filing on Form 10-Q on May 10, 2004. See Note 13 to the consolidated financial statements for further discussion.

PART 1 - FINANCIAL INFORMATION

     ITEM 1 – FINANCIAL STATEMENTS

PROXYMED, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(amounts in thousands except for share and per share data)

	March 31,	December 31,
	2004	2003
	(unaudited)
	(as restated, see Note 13)
Assets
Current assets:
Cash and cash equivalents	$10,381	$5,333
Accounts receivable - trade, net	20,411	10,434
Notes and other receivables	274	187
Inventory, net	3,574	3,347
Other current assets	1,565	1,908

Total current assets	36,205	21,209
Property and equipment, net	5,364	4,772
Goodwill	91,742	30,775
Purchased technology, capitalized software and other intangible assets, net	57,158	15,884
Restricted cash	250	291
Other long-term assets	512	199

Total assets	$191,231	$73,130

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current portion of long-term debt	$5,850	$1,712
Accounts payable and accrued expenses	11,208	8,264
Deferred revenue and other current liabilities	1,646	721

Total current liabilities	18,704	10,697
Convertible notes	13,137	13,137
Other long-term debt	21,269	2,057
Long-term deferred revenue and other long-term liabilities	104	1,461

Total liabilities	53,214	27,352

Commitments and contingencies (Note 12)

Stockholders’ equity:
Series C 7% Convertible preferred stock - $.01 par value. Authorized 300,000 shares; issued 253,265 shares; outstanding 2,000 shares; liquidation preference $200	—	—
Common stock - $.001 par value. Authorized 30,000,000 and 13,333,333 shares respectively; issued and outstanding 12,624,624 and 6,782,938 shares respectively	13	7
Additional paid-in capital	239,094	146,230
Accumulated deficit	(100,700)	(100,273)
Unearned compensation	(204)	—
Note receivable from stockholder	(186)	(186)

Total stockholders’ equity	138,017	45,778

Total liabilities and stockholders’ equity	$191,231	$73,130

See notes to the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(amounts in thousands except for share and per share data)

	Three Months Ended March 31,
	2004	2003
Net revenues:
Transaction fees, cost containment services and license fees	$15,886	$12,560
Communication devices and other tangible goods	4,618	4,870

	20,504	17,430

Costs and expenses:
Cost of transaction fees, cost containment services and license fees	4,270	4,258
Cost of laboratory communication devices and other tangible goods	4,019	3,954
Selling, general and administrative expenses	10,405	10,041
Depreciation and amortization	1,849	1,330
Loss on disposal of assets	4	125

	20,547	19,708

Operating loss	(43)	(2,278)
Interest expense, net	334	174

Loss before income taxes	(377)	(2,452)
Provision for income taxes	50	—

Net loss	$(427)	$(2,452)

Basic and diluted loss per share	$(0.05)	$(0.36)

Basic and diluted weighted average shares outstanding	8,570,731	6,782,938

See notes to the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(427)	$(2,452)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,849	1,330
Provision for doubtful accounts	207	54
Provision for obsolete inventory	15	10
Loss on disposal of fixed assets	4	125
Non-cash interest income	(27)	—
Stock option compensation charges	106	—
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts and other receivables	(641)	(984)
Inventory	(241)	(148)
Other current assets	56	(262)
Accounts payable and accrued expenses	(51)	1,797
Accrued expenses of PlanVista paid by ProxyMed	(4,011)	—
Deferred revenue	53	(38)
Other, net	(137)	74

Net cash used in operating activities	(3,245)	(494)

Cash flows from investing activities:
Net cash acquired in acquisition	782	—
Capital expenditures	(705)	(910)
Capitalized software	(380)	(276)
Collection of notes receivable	45	81
Proceeds from sale of fixed assets	—	64
(Increase) decrease in restricted cash	40	(326)
Payments for acquisition-related costs	(776)	(3,860)

Net cash used in investing activities	(994)	(5,227)

Cash flows from financing activities:
Net proceeds from sale of common stock	24,100	—
Proceeds from exercise of warrants	8,750	—
Draws on line of credit	4,900	—
Repayment of line of credit	(4,400)	—
Payment of notes payable, capital leases and long-term debt	(24,063)	(310)

Net cash provided by (used in) financing activities	9,287	(310)

Net increase (decrease) in cash and cash equivalents	5,048	(6,031)
Cash and cash equivalents at beginning of period	5,333	16,378

Cash and cash equivalents at end of period	$10,381	$10,347

See notes to the consolidated financial statements.

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

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 as filed with the SEC on December 15, 2004.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(b)	Revenue Recognition — Revenue is derived from the Company’s Transaction Services and Laboratory Communication Solutions segments.

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

Revenue from Medical Cost Containment business in the Transaction Services segment is recognized when the services are performed and are recorded net of their estimated allowances (see Note 2(c)). These revenues are primarily in the form of fees generated from the discounts the Company secures for the payers that access its provider network. The Company enters into agreements with its healthcare payer customers that require them to pay a percentage of the cost savings generated from the Company’s network discounts with participating providers. These agreements are generally terminable upon 90 days notice. Revenue from a percentage of savings contract is generally recognized when the related claims processing and administrative services have been performed. The remainder of the Company’s revenue from its Medical Cost Containment business is generated from customers that pay a monthly fee based on eligible employees enrolled in a benefit plan covered by the Company’s health benefits payers’ clients.

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

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(c)	Reserve for Doubtful Accounts/Bad Debt Estimates – The Company relies on estimates to determine the bad debt expense and the adequacy of the reserve for doubtful accounts receivable. These estimates are based on the Company’s historical experience and the industry in which it operates. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, in the Medical Cost Containment business, the Company evaluates the collectibility of its accounts receivable based on a combination of factors, including historical collection ratios.

In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, it records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off history and the length of time the receivables are past due. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for losses.

(d)	Net loss per share — Basic net loss per share of common stock is computed by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of securities into common stock; however, the following shares were excluded from the calculation of net loss per share because their effects would have been antidilutive:

	March 31,
	2004	2003
Common shares excluded in the computation of net loss per share:
Convertible preferred stock	13,333	13,333
Stock options	1,677,840	1,130,092
Warrants	910,382	623,061

	2,601,555	1,766,486

Additionally, 238,989 shares issuable upon conversion of $4.4 million in convertible notes (as a result of meeting the first revenue threshold in the fourth quarter of 2003) issued in connection with the Company’s acquisition of MedUnite in December 2002 are excluded from the calculation for all periods presented because their effect would also be anti-dilutive.

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

In thousands except for per share data	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(427)	$(2,452)
Deduct: Total stock-based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(376)	(150)
Addback charges already taken for intrinsic value of options	14	—

Pro forma net loss	$(789)	$(2,602)

Basic and diluted net loss per common share:
As reported	$(0.05)	$(0.36)
Pro forma	$(0.09)	$(0.38)

(1) The following ranges of assumptions were used in the calculation of pro forma compensation expense for the periods presented:

Risk-free interest rate	3.8% - 4.1%	3.7% - 4.1%
Expected life	10 years	10 years
Expected volatility	75% - 76%	81%
Dividend yield	0%	0%

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(f)	New Accounting Pronouncements — In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. Since currently the Company does not have derivative instruments, the Company does not believe that the implementation of SFAS No. 149 will have a material effect on the Company’s consolidated financial statements and related disclosures.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments; (2) obligations to repurchase the issuer’s equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a freestanding financial instrument as a financial instrument that (1) is entered into separately and apart from any of the entity’s other financial instruments or equity transactions; or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately. For all other instruments of public companies, SFAS No. 150 went into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS No. 150 by reporting the cumulative effect of a change in an accounting principle. SFAS No. 150 prohibits entities from restating financial statements for earlier years presented. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial statements.

(g)	Reclassifications – Prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications include the movement of direct labor and manufacturing overhead from selling, general and administrative expenses to cost of tangible products sold in the Laboratory Communications Solutions segment to better reflect the production of tangible products in this segment.

	Three Months Ended
	March 31, 2003
	As Originally	As
In thousands	Reported	Reclassified
Cost of transaction fees, services and license fees	$4,271	$4,258
Cost of laboratory communication devices and other tangible goods	$3,222	$3,954
Selling, general and administrative expenses	$10,760	$10,041

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(2)	Acquisition of PlanVista

On March 2, 2004, the Company acquired all of the capital stock of PlanVista Corporation, a publicly-held company located in Tampa, Florida and Middletown, New York that provides medical cost containment and business process outsourcing solutions, including claims repricing services, for the medical insurance and managed care industries, as well as services for healthcare providers, including individual providers, preferred provider organizations and other provider groups for 3,600,000 shares of ProxyMed common stock issued to PlanVista’s shareholders. In addition, ProxyMed assumed debt and other liabilities of PlanVista, and incurred $1.3 million in acquisition related expenses. The value of these shares was $59.8 million based on the average closing price of ProxyMed’s common stock for the day of and the two days before and after the announcement of the definitive agreement on December 8, 2003 in accordance with EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in Purchase Business Combination”. Additionally, ProxyMed raised $24.1 million in a private placement sale of its common stock to various entities affiliated with General Atlantic Partners and Commonwealth Associates to partially fund repayment of PlanVista’s debts and other obligations outstanding at the time of the acquisition (see Note 6). The acquisition enables the Company to enter into a new line of business, provide new end-to-end services, increase sales opportunities with payers, strengthen business ties with certain customers, expand technological capabilities, reduce operating costs and enhance its public profile.

The Company had previously entered into a joint marketing agreement with PlanVista for the sale of PlanVista’s services in June 2003. As part of that agreement, PlanVista granted the Company a warrant to purchase 15% of the number of outstanding shares of PlanVista common stock on a fully-diluted basis as of the time of exercise for $1.95 per share. The warrant was exercisable immediately and expired in December 2003. The warrant was accounted for at its cost under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” since it did not meet the conditions necessary to be accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Upon expiration of the warrant in December 2003, the Company recorded an impairment loss in the amount $0.5 million (representing the initial value of the warrant and calculated using a Black Scholes model) which was reflected in other expense in the Company’s consolidated statement of operations for the year ended December 31, 2003.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

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

A preliminary allocation of the purchase price is as follows:

In thousands
Common stock issued	$59,760
Acquisition-related costs	1,328
Other adjustments	(642)

Total purchase price	60,446

Allocation of purchase price:
Cash and cash equivalents	(782)
Accounts receivable, net	(9,470)
Other current assets	(395)
Property and equipment, net	(658)
Customer relationships	(24,600)
Provider network	(16,200)
Technology platforms	(1,180)
Other long-term assets	(360)
Accounts payable and accrued expenses	7,834
Income taxes payable	562
Notes payable, debt and other obligations	44,889
Other long-term liabilities	881

Goodwill	$60,967

The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $61.0 million was recorded as goodwill. The Company has not yet determined whether any or all of this goodwill will be deductible for income tax purposes. The weighted average useful life of the customer relationships is approximately 12.0 years, the weighted average useful life of the provider network is 10.0 years, and the weighted average useful life of the technology platforms is 4.5 years. The valuation of PlanVista’s provider network and technology platforms was based on management’s estimates which included consideration of a replacement cost methodology while the value of the customer relationships was calculated on a discounted cash flow model.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

At the time of its acquisition by the Company, PlanVista was involved in various lawsuits and threatened litigation. These pre-acquisition contingencies include: (i) a disputed New York State tax liability for which the Company is still evaluating the merits of the case and cannot yet draw a conclusion as to outcome and (ii) three other cases that preceded the acquisition of PlanVista for which the Company is still evaluating the merits of the cases and cannot yet draw conclusions as to outcome. Management intends to either settle or determine a potential exposure for each of the aforementioned cases within 12 months from the acquisition date of PlanVista.

Additionally, the Company wrote-off against goodwill $0.6 million of other liabilities related to the marketing agreement with PlanVista from June 2003. The results of PlanVista’s operations have been included in the Company’s consolidated financial statements since March 2004 in its Transaction Services segment.

The issuance of the 3,600,000 shares of Company common stock to the PlanVista stockholders was registered under the Securities Act of 1933 pursuant to the Company’s registration statement on Form S-4 (File No. 333-111024) (the “Registration Statement”) filed with the SEC and declared effective on February 2, 2004.

In connection with this transaction, on March 1, 2004, the Company’s shareholders approved (1) an amendment to the Company’s articles of incorporation to increase the total number of authorized shares of the Company’s common stock from 13,333,333 shares to 30,000,000 shares; (2) the issuance of 1,691,227 shares of the Company’s common stock at $14.25 per share in a private equity offering valued at $24.1 million (to retire debt of PlanVista and pay certain expenses associated with the merger); (3) the issuance of 3,600,000 shares of the Company’s common stock in connection with the PlanVista merger; and (4) an amendment to the Company’s 2002 Stock Option Plan to increase the total number of shares available for issuance from 600,000 to 1,350,000. Additionally, one director of PlanVista was appointed to the Company’s board of directors.

All officers and employees of PlanVista, with the exception of PlanVista’s chief financial officer, continued employment with the Company.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

Additionally, certain officers, directors and employees of PlanVista were granted options to purchase an aggregate of 200,000 shares of ProxyMed common stock at an exercise price of $17.74 per share. Of these options, 173,120 will vest two-thirds on the first anniversary date of the grant and one-third on the third anniversary date of the grant. Since the exercise price was less than the market price as of the date of issuance, the Company is recording periodic non-cash compensation charges over the vesting period of the options based on the intrinsic value method. For the three months ended March 31, 2004, the Company recorded a non-cash compensation charge of $14,000 for these options. The balance of 26,880 options was granted to PlanVista’s former Chief Financial Officer in connection with a consulting arrangement with him. Fifty percent of these options vested immediately upon the change of control and 25% will each vest after three and six months. The Company recorded a charge of approximately $0.1 million in compensation expense associated with this grant in the three months ended March 31, 2004 utilizing a Black-Scholes model using the following assumptions: risk-free interest rate of 1.2%, expected life of 9 months, expected volatility of 42% and no dividend yield.

The following unaudited pro forma summary presents the consolidated results of operations of ProxyMed and PlanVista as if the acquisitions of these businesses had occurred on January 1, 2003. These pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on that date, or of results that may occur in the future.

In thousands (except for per share data)	Three Months Ended March 31,
	2004	2003
Revenues	$26,172	$25,484
Cost of sales	$10,145	$9,498
Selling, general and administrative expenses	$12,693	$13,906
Operating income (loss)	$700	$(533)
Interest expense, net	$150	$485
Net loss	$(91)	$(1,349)
Basic and diluted net loss per share of common stock	$(0.01)	$(0.11)

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(3)	Inventory

Inventory consists of the following at March 31, 2004 and December 31, 2003:

	March 31,	December 31,
In thousands	2004	2003
	(unaudited)
Materials, supplies and component parts	$1,973	$2,018
Work in process	824	591
Finished goods	819	746

	3,616	3,355
Less: obsolscence reserve	(42)	(8)

	$3,574	$3,347

(4)	Goodwill and Other Intangible Assets

(a)	Goodwill — The changes in the carrying amounts of goodwill for the three months ended March 31, 2004 by operating segment are as follows:

		Laboratory
	Transaction	Communication
In thousands	Services	Solutions	Total
Balance as of December 31, 2003	$28,673	$2,102	$30,775
Goodwill acquired during the period	60,967	—	60,967

Balance as of March 31, 2004 (unaudited)	$89,640	$2,102	$91,742

(b)	Other Intangible Assets — The carrying amounts of other intangible assets as of March 31, 2004 and December 31, 2003, by category, are as follows:

In thousands	March 31, 2004 (unaudited)			December 31, 2003
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Capitalized software	$2,168	$(315)	$1,853	$1,788	$(183)	$1,605
Purchased technology	10,306	(3,555)	6,751	9,126	(3,194)	5,932
Customer relationships	34,394	(1,905)	32,489	9,793	(1,446)	8,347
Provider network	16,200	(135)	16,065	—	—	—

	$63,068	$(5,910)	$57,158	$20,707	$(4,823)	$15,884

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

Amortization expense of other intangible assets was $1.1 million and $0.7 million for the three months ended March 31, 2004 and 2003, respectively.

As of March 31, 2004, estimated future amortization expense of other intangible assets is as follows:

In thousands
2004 (remaining quarters)	$5,454
2005	7,181
2006	6,935
2007	6,633
2008	6,155

$32,358

(5)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at March 31, 2004 and December 31, 2003:

	March 31,	December 31,
In thousands	2004	2003
	(unaudited)
Accounts payable	$4,271	$2,956
Accrued payroll and related costs	3,236	1,860
Accrued vendor rebates and network fees payable	1,589	1,198
Acquisition related costs	39	459
Other accrued expenses	2,073	1,791

Total accounts payable and accrued expenses	$11,208	$8,264

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(6)	Debt Obligations

(a)	Senior Debt — As a result of the acquisition of PlanVista, the Company assumed and guaranteed a $20.4 million secured obligation to PVC Funding Partners, LLC (an investment company related to Commonwealth Associates, LP). This obligation is payable in monthly installments of $0.2 million and matures on May 1, 2005. It currently bears an interest rate of 6%, payable monthly in cash, which increases to 10% on December 1, 2004. Under the covenants of the senior debt obligation, PlanVista (as a wholly-owned subsidiary) is limited in its ability to upstream cash to ProxyMed (as the parent company). Additionally, the assets of PlanVista are not eligible collateral for the Company’s asset-based line of credit due to covenants of the senior debt. As of March 31, 2004, the balance of this Senior Debt is $20.4 million.

(b)	Convertible Notes — On December 31, 2002, the Company issued $13.4 million in uncollateralized convertible promissory notes at 4% to the former shareholders of MedUnite as part of the consideration paid in its acquisition of MedUnite. Interest is payable quarterly in cash in arrears. The convertible promissory notes are payable in full on December 31, 2008 unless converted earlier upon the meeting of certain aggregate revenue triggers by the former shareholders. After an offsetting claim by the Company in October 2003 in the amount of $0.3 million, the outstanding balance of these notes is $13.1 million. Additionally, as a result of the reduction in principal, the notes are now convertible into 716,968 shares of the Company’s common stock subject to achieving the revenue triggers. The first revenue trigger was met in the fourth quarter of 2003.

(c)	Notes Payable — In February 2003, the Company financed $0.3 million for a certain liability insurance policy required for the MedUnite acquisition over 24 months at 5.25% to a third-party. At March 31, 2004, the note has an outstanding balance of $0.1 million and is collateralized by a letter of credit in the amount of $0.2 million (supported with restricted cash).

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

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

In January 2004, the Company financed $0.3 million of liability insurance policy premium with an unsecured note, payable over 9 months at 4.9% to a third-party. At March 31, 2004, the balance of this note is $0.3 million.

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

(d)	Revolving Credit Facility – In February 2004, the Company drew down $4.4 million on its revolving credit facility to provide bridge funding in its acquisition of PlanVista. This amount was repaid in March 2004. At March 31, 2004, there was $0.5 million drawn on this line of credit which was subsequently repaid in April 2004.

Debt as of March 31, 2004 and December 31, 2003 is as follows:

	March 31,	December 31,
In thousands	2004	2003
	(unaudited)
Senior debt	$20,395	$—
Convertible debt	13,137	13,137
Notes payable	4,925	3,769

	38,457	16,906
Less: current maturities	5,850	1,712

	$32,607	$15,194

As of March 31, 2004, debt payments over the next several years are as follows. The amounts assume no conversion of the convertible debt:

In thousands
2004 (remaining quarters)	$5,042
2005	20,073
2006	205
2007	—
2008	13,137

$38,457

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(7)	Equity Transactions

(a)	Sale of Common Stock – On March 2, 2004, the Company sold an aggregate of 1,691,227 shares of unregistered common stock at $14.25 per share in a private placement to General Atlantic Partners 77, L.P., GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, Gapstar, LLC, GAPCO GmbH & Co. KG., PVC Funding Partners, LLC, ComVest Venture Partners, L.P., Shea Ventures, LLC, and Robert Priddy (the “Purchasers”) resulting in net proceeds of $24.1 million. No placement agent was used in this transaction. The Company has agreed to grant the Purchasers certain demand and “piggy back” registration rights. The proceeds from this transaction were used with other available funds to retire certain debts of PlanVista and to fund certain costs associated with the Company’s acquisition of PlanVista.

(b)	Stock Options – During the three months ended March 31, 2004, the Company granted 241,373 stock options at exercise prices between $17.74 and $19.25 per share to employees. Such options are for a ten-year term and vest equally over the three years following the date of the grant. However, of these options, 173,120 options granted to employees of PlanVista upon its acquisition by ProxyMed will vest two-thirds on the first anniversary date of the grant and one-third on the third anniversary date of the grant. As described in Note 2, since these options were granted at an exercise price of $17.74, which was below the $19.00 market price at the time of issuance, the Company will record periodic non-cash compensation charges over the vesting period of the options based on the intrinsic value method. For the three months ended March 31, 2004, the Company recorded a charge of $14,000 for these options.

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

ProxyMed operates in two reportable segments that are separately managed: Transaction Services (formerly known as Electronic healthcare transaction processing) and Laboratory Communication Solutions. Transaction Services includes transaction, cost containment and value-added services principally between physicians and insurance companies (Payer Services and Medical Cost Containment Services) and physicians and pharmacies (Prescription Services); and Laboratory Communication Solutions includes the sale, lease and service of communication devices principally to laboratories and the contract manufacturing of printed circuit boards (Laboratory Services). The results for the Transaction Services and Laboratory Communication Solutions segments do not include an allocation of Corporate overhead in assessing the operating performance of the respective segments. For financial reporting purposes, the assets of the Company’s Corporate segment have been combined with those of its Transaction Services Segment since they are intertwined with the operation of the other segment. International sales are attributable to the Laboratory Communications Solutions segment.

In thousands	Three Months Ended March 31,
	2004	2003
Net revenues by operating segment:
Transaction Services	$14,594	$11,291
Laboratory Communication Solutions	5,910	6,139

	$20,504	$17,430

Net revenues by geographic location:
Domestic	$20,456	$17,160
International(1)	48	270

	$20,504	$17,430

Operating income (loss) by operating segment:
Transaction Services	$797	$(1,941)
Laboratory Communication Solutions	257	587
Corporate	(1,097)	(924)

	$(43)	$(2,278)

	March 31, 2004	December 31, 2003
	(as restated, see Note 13)
Total assets by operating segment:
Transaction Services	$179,213	$54,052
Laboratory Communication Solutions	12,018	12,053
Corporate	—	7,025

	$191,231	$73,130

(1)	All amounts transacted in US Dollars

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(9)	Income Taxes

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

(10)	Loss on Disposal of Assets

As a result of the consolidation of the ProxyMed and MedUnite offices in Atlanta during the three months ended March 31, 2003, the Company recorded $0.1 million in losses primarily related to the disposition of certain assets owned and leased that were acquired in the acquisition of MDP Corporation in 2001.

(11)	Supplemental Cash Flow Information

In thousands	Three Months Ended March 31,
	2004	2003
Cash paid for interest	$198	$151

In January 2004, the Company financed $0.3 million of a liability insurance policy premium with an unsecured note, payable over 9 months at 4.9% to a third-party.

In March 2004, the Company issued 3,600,000 shares of common stock in connection with its acquisition of PlanVista valued at $59.8 million (see Notes 2 and 7).

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(12)	Commitments and Contingencies

At the time of its acquisition by the Company, PlanVista was involved in various lawsuits and threatened litigation. These pre-acquisition contingencies include: (i) a disputed New York State tax liability for which the Company is still evaluating the merits of the case and cannot yet draw a conclusion as to outcome and (ii) three other cases that preceded the acquisition of PlanVista for which the Company is still evaluating the merits of the cases and cannot yet draw conclusions as to outcome. In the ordinary course of business, the Company is subject to various pending and threatened litigation, none that management is able to determine will have a material impact on the Company’s consolidated financial statements.

(13)	Restatement

Subsequent to the issuance of the Company’s consolidated financial statements for the period ended March 31, 2004, the Company determined that (1) the value of the stock issued in connection with its acquisition of PlanVista should have been $59.8 million; (2) additional disclosure should be provided regarding the Company’s revenue recognition and reserve for doubtful accounts/bad debt policies; (3) the liquidation preference of the Series C 7% Convertible preferred stock disclosed on the face of the consolidated balance sheet should have been $200,000; (4) the consolidated statement of operations should display a subtotal for “net loss before income taxes”; and (5) the Company should remove a reference to a third-party appraisal firm used in the valuation of the intangible assets of PlanVista.

The impact of the restatement for Item (1) described above is as follows for the periods noted:

In thousands	March 31, 2004
	As Previously	As
	Reported	Restated
Goodwill	$100,382	$91,742
Total assets	$199,871	$191,231
Additional paid-in capital	$247,734	$239,094
Total stockholders’ equity	$146,657	$138,017
Total liabilities and stockholders’ equity	$199,871	$191,231

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to our consolidated financial statements on this Form 10-Q/A and notes thereto and those included in Part IV starting on Page F-7 of our Form 10-K/A for the year ended December 31, 2003 and to provide an understanding of our results of operations, financial condition, and changes in financial condition. Our MD&A is organized as follows:

•	Introduction – This section provides a general description of our business, summarizes the significant acquisitions we completed in the last two years, and provides a brief overview of our operating segments.

•	Restatement of Financial Statements – This section briefly describes the restatement of our previously filed consolidated financial statements.

•	Results of Operations – This section provides our analysis and outlook for the line items on our consolidated statement of operations on both a company-wide and segment basis.

•	Liquidity and Capital Resources – This section provides an analysis of our liquidity and cash flows, as well as our discussion of our debts and other commitments.

•	Critical Accounting Policies and Estimates – This section discusses those accounting policies that are considered to be both important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to our consolidated financial statements in this Form 10-Q/A and starting on Page F-7 in our Form 10-K/A for the year ended December 31, 2003.

•	New Accounting Pronouncements – This section includes a discussion of recently published accounting authoritative literature that may have an impact on our historical or prospective results of operations or financial condition.

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

Restatement of Financial Statements

     As discussed in Note 13 to the consolidated financial statements, our financial statements have been restated. The accompanying MD&A gives effect to that restatement.

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

     On March 2, 2004, we acquired PlanVista (a company that provides medical cost containment and business process outsourcing solutions for the medical insurance and managed care industries, as well as services for health care providers, including individual providers, preferred provider organizations and other provider groups for 3,600,000 shares of our common stock issued to PlanVista shareholders valued at $59.8 million, based on the average closing price of our common stock for the day of and the two days before and after December 8, 2003, the date of the announcement of the definitive agreement). We also assumed debt and other liabilities of PlanVista, and incurred $1.3 million in acquisition-related costs. Additionally, we raised $24.1 million in a private placement sale of our common stock to General Atlantic Partners, Commonwealth Associates and other parties to partially fund repayment of certain of PlanVista’s debts and other obligations outstanding at the time of the acquisition. The merger enables us to enter into a new line of business, provide new end-to-end services, increase sales opportunities with payers, strengthen business ties with certain customers, expand technological capabilities, reduce operating costs and enhance our public profile.

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

     In connection with this acquisition, our shareholders approved (1) an amendment to our articles of incorporation to increase the total number of authorized shares of the Company’s common stock from 13,333,333 shares to 30,000,000 shares, (2) the issuance of 1,691,229 shares of our common stock at $14.25 per share in a private equity offering valued at $24.1 million (to retire a portion of debt of PlanVista and pay certain expenses associated with the merger), (3) the issuance of 3,600,000 shares of our common stock in connection with the merger, and (4) an amendment to our 2002 Stock Option Plan to increase the total number of shares available for issuance from 600,000 to 1,350,000.

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

     Laboratory Communication Solutions segment net revenues decreased by 3.7% from the 2003 period. While our revenues in this segment started the year slowly, most of our revenues in this segment come from the sale of fixed assets to our lab and contract-manufacturing customers. We anticipate that a strengthening economy will help to improve revenue for our Laboratory Communications Solutions segment over the balance of the year.

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

     Cost of sales in our Transaction Services segment consists of transaction fees, provider network outsourcing fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, revenue sharing arrangements with our business partners, third-party database licenses, and certain travel expenses. Cost of sales as a percentage of revenues decreased to 29% in the 2004 period compared to 38% in the same period last year primarily due to a change in the mix of transaction types from higher cost patient statements to lower cost claim transactions, the loss of business from a low margin gateway partner during the latter half of the 2003 year, offset by the addition of higher margin medical cost containment services from our acquisition of PlanVista.

     With the filing of our annual 2003 financial statements, we reclassified direct labor and manufacturing overhead from selling, general and administrative expenses to cost of tangible products sold to better reflect the production of tangible products. All prior periods have a similar reclassification. As a result, cost of sales in the Laboratory Communication Solutions segment includes hardware, third party software, consumable materials, direct manufacturing labor and indirect manufacturing overhead. Cost of sales as a percentage of revenues in this segment increased to 68% for the three months ended March 31, 2003 compared to 64% for three months ended March 31, 2004 primarily due to a change in the mix from lower cost leases to higher cost contract manufacturing and laboratory communication devices.

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

     Provision for Income Taxes. As a result our acquisition of PlanVista in March 2004, we have expensed $50,000 primarily for state income taxes.

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

     On March 2, 2004, we acquired PlanVista through the issuance of 3,600,000 shares of our common stock (valued at $59.8 million). In addition, we raised an additional $24.1 million in a private placement sale of our common stock and drew down $4.4 million on our asset-based line of credit. These funds, along with available cash resources, were used to satisfy $27.4 million of PlanVista’s debt and other obligations outstanding as of the effective time of the acquisition.

     At the current time, we do not have any material commitments for capital expenditures.

     We anticipate spending to incur approximately $1.0 million for various development projects scheduled to be undertaken by us in 2004 (including $0.3 million related to projects at PlanVista). Additionally, we anticipate spending approximately $5.8 million (including $1.1 million at PlanVista) primarily for hardware and software costs related to enhancements to our technical infrastructure and administrative systems. Through March 31, 2004, we spent $1.1 million towards these projects. Furthermore, we expect to incur costs of approximately $1.5 million in 2004 in connection with the implementation of our internal control procedures mandated by the Sarbanes-Oxley Act of 2002 and with our financial system consolidation efforts.

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

     In December 2003, we closed on a $12.5 million asset-based line of credit with our commercial bank. Borrowing under such facility is subject to eligible cash, accounts receivable, and inventory and other conditions. Borrowings bear interest at the prime rate plus 0.5% or at LIBOR plus 2.25% (or LIBOR plus 0.75% in the case of borrowings against eligible cash only). As a result of our acquisition of PlanVista, we drew down $4.4 million against this line at the end of February 2004 (which was repaid in early March 2004) and had a $0.5 million draw outstanding as of March 31, 2004 that we repaid in April 2004. At this time, the assets of PlanVista are not eligible collateral for this line of credit due to covenants of the senior debt in place at PlanVista. Additionally, PlanVista (as a wholly-owned subsidiary) is limited in its ability to upstream cash to ProxyMed (as the parent company) due to additional covenants under this instrument

     As noted above, with our acquisition of PlanVista on March 2, 2004, we utilized the $24.1 million in proceeds raised from our private placement, drew $4.4 million on our line of credit and used available cash to satisfy $27.4 million of PlanVista’s debt and other obligations outstanding as of the effective time of the acquisition. As a result of the acquisition, we acquired a cash flow positive company with $20.4 million in senior debt due in May 2005 (at an interest rate of 6% until December 2004 when the interest rate increases to 10%). While it is our intent to satisfy this debt either through refinancing, obtaining a senior line of credit or by raising equity capital, we will incur substantial additional cash interest charges until we do so. We may be unable to raise additional funds.

     The following table represents our contractual cash obligations due over the next several years (including obligations of PlanVista). Operating leases are shown net of any sublease agreements.

In thousands	2004(1)	2005	2006	2007	2008
Interest on convertible notes (2)	$394	$526	$525	$525	$525
Interest on senior and other debt	1,044	744	—	—	—
Convertible notes (2)	—	—	—	—	13,137
Senior debt of PlanVista	2,000	18,395	—	—	—
Notes payable	2,849	1,758	354	—	—
Capital lease obligations(3)	141	93	6	1	—
Operating leases	1,520	718	66	53	12

Total	$7,948	$22,234	$951	$579	$13,674

(1)	Remaining quarters of 2004
(2)	Assumes no conversion of convertible notes
(3)	Includes principal and interest

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements of our Form 10-K/A for the year ended December 31, 2003.

     Revenue Recognition – Revenue is derived from our Transaction Services and Laboratory Communication Solutions segments.

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

     Revenue from Medical Cost Containment business in our Transaction Services segment is recognized when the services are performed and are recorded net of their estimated allowance. These revenues are primarily in the form of fees generated from the discounts we secure for the payers that access our provider network. We enter into agreements with — healthcare payer customers that require them to pay a percentage of the cost savings generated from our network discounts with participating providers. These agreements are generally terminable upon 90 days notice. Revenue from a percentage of savings contract is generally recognized when the related claims processing and administrative services have been performed. The remainder of the revenue from our Medical Cost Containment business is generated from customers that pay a monthly fee based on eligible employees enrolled in a benefit plan covered by our health benefits payers’ clients.

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

     Revenue from certain up-front fees charged primarily for the development of EDI for payers and the implementation of services for submitters in our Transaction Services segment is amortized ratably over three years, which is the expected life of the customer in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”).

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

     Reserve for Doubtful Accounts/Bad Debt Estimates – We rely on estimates to determine the bad debt expense and the adequacy of the reserve for doubtful accounts receivable. These estimates are based on our historical experience and the industry in which we operate. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, in our Medical Cost Containment business, we evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off history, average percentage of receivables written off historically, and the length of time the receivables are past due. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for losses.

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

     Actual results may differ significantly from projected results due to a number of factors, including, but not limited to, the soundness of our business strategies relative to perceived market opportunities; our assessment of the healthcare industry’s need, desire and ability to become technology efficient; market acceptance of our products and services; and our ability and that of our business associates to comply with various government rules regarding healthcare information and patient privacy. These and other risk factors are more fully discussed starting on

Page 23 and elsewhere in our Form 10-K/A for the year ended December 31, 2003, which we strongly urge you to read.

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

Available Information

Our Internet address is www.proxymed.com. We make available free of charge on or through our Internet website our annual report on Form 10-K/A, quarterly reports on Form 10-Q/A, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material was electronically filed with, or furnished to, the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We own no derivative financial instruments or derivative commodity instruments. Revenues derived from international sales are transacted in US dollars and therefore, we do not believe that we are exposed to material risks related to foreign currency exchange rates.

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

     There have not been any changes in our internal control over financial reporting during this quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

On March 2, 2004, the Company sold an aggregate of 1,691,227 shares of unregistered common stock at $14.25 per share in a private placement to General Atlantic Partners 77, L.P., GAP Coinvestments III, LLC, GAP Coinvestments IV, ,LLC, ., Gapstar, LLC, GAPCO GmbH & Co. KG., PVC Funding Partners, LLC, ComVest Venture Partners, L.P., Shea Ventures, LLC, and Robert Priddy (the “Purchasers”) resulting in net proceeds to the Company of $24.1 million. No placement agent was used in this transaction. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, or Rule 506 of Regulation D promulgated thereunder. The Company has agreed to grant the Purchasers certain demand and “piggy back” registration rights. The proceeds from this transaction were used with other available funds to partially retire certain debts of PlanVista and to pay certain costs associated with the Company’s acquisition of PlanVista

Item 4. Submission of Matters to a Vote of Security Holders.

During the quarter ended March 31, 2004, at the Company’s special meeting of shareholders held on March 1, 2004, the shareholders approved the following resolutions:

     - Amendment to the Company’s Articles of Incorporation. The total number of votes cast for this proposal to approve an amendment to the Company’s articles of incorporation to increase the total number of authorized shares of the Company’s common stock from 13,333,333 shares to 30,000,000 shares was 4,296,832. Of these votes, 3,651,959 were in favor, 581,298 were against and 63,575 abstained.

     - Ratification and approval of shares issued in connection with a private placement of the Company’s common stock. The total number of votes cast for this proposal which approves the issuance of 1,691,227 shares of the Company’s common stock at $14.25 per share in a private equity offering valued at $24.1 million to partially retire debt of PlanVista Corporation and pay certain expenses associated with the acquisition of PlanVista Corporation was 4,296,832. Of these votes, 4,269,668 were in favor, 22,662 were against and 4,502 abstained.

     - Ratification and approval of shares issued to PlanVista Corporation Stockholders to acquire all of the outstanding stock of PlanVista Corporation. The total number of votes cast for this proposal which approves the issuance of 3,600,000 shares of the Company’s common stock in connection with the PlanVista merger was 4,296,832. Of these votes, 4,272,170 were in favor, 20,332 were against and 4,330 abstained.

     - Ratification and approval of additional shares to be issued under the Company’s 2002 Stock Option Plan. The total number of votes cast for this proposal which approves an amendment to the Company’s 2002 Stock Option Plan to increase the total number of shares available for issuance from 600,000 to 1,350,000 was 4,296,832. Of these votes, 3,651,959 were in favor, 581,298 were against and 63,575 abstained.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

Exhibit
No.	Description
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

3.3	Articles of Amendment to Restated Articles of Incorporation of the Registrant dated March 1, 2004 (incorporated by reference to Exhibit 3.1 of Form 8-K File No. 000-22052, reporting an event dated March 2, 2004).

3.4	Articles of Amendment to Articles of Incorporation of the Registrant effective August 22, 2002 (incorporated by reference to Exhibit 3.4 of Form 10-K/A for the period ended December 31, 2003).

3.5	Articles of Amendment to Articles of Incorporation of the Registrant dated December 21, 2001 (incorporated by reference to Exhibit 3.1 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).

3.6	Articles of Amendment to Articles of Incorporation dated August 21, 2001 (incorporated by reference to Exhibit 2.2 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).

3.7	Articles of Amendment to Articles of Incorporation dated July 25, 2001 (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).

3.8	Articles of Amendment to Articles of Incorporation of the Registrant effective July 14, 2000 (incorporated by reference to Exhibit 3.8 of Form 10-K/A for the period ended December 31, 2003).

3.9	Articles of Amendment to Articles of Incorporation of the Registrant dated June 15, 2000 (incorporated by reference to Exhibit 3.4 of Form 10-Q/A for the period ended June 30, 2000).

Exhibit
No.	Description
4.1	Common Stock Purchase Warrants issued to First Data Corporation (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 000-22052, reporting an event dated July 8, 2003).

4.2	Form of 4% Convertible Promissory Notes dated December 31, 2002 issued in connection with the Agreement and Plan of Merger and Reorganization dated December 31, 2002 between ProxyMed, Inc., Davie Acquisition Corp., and MedUnite, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K File No. 000-22052, reporting an event dated December 31, 2002).

4.3	Form of Common Stock Purchase Warrants issued to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co., KG and GapStar, LLC (incorporated by reference to Exhibit 10.2 of Form 8-K, File No. 000-22052, reporting an event dated March 26, 2002).

4.4	Form of Exchanged Warrant to Purchase Common Stock of the Registrant dated May 4, 2000, issued to certain investors (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).

4.5	Form of New Warrant to Purchase Common Stock of the Registrant dated May 4, 2000, issued to certain investors (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).

4.6	Form of Warrant to Purchase Common Stock of the Registrant dated December 23, 1999, issued to certain investors (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated December 23, 1999).

10.1	Amended and Restated Registration Rights Agreement among the Registrant, General Atlantic Partners 77, L.P., General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, GapStar, LLC, GAPCO GmbH & Co. KG, PVC Funding Partners, LLC, ComVest Venture Partners, L.P., Shea Ventures, LLC, and Robert Priddy, dated March 2, 2004 (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated March 2, 2004).

10.2	Employment Agreement between ProxyMed and David E. Oles effective April 26, 2004.*

31.1	Certification by Michael K. Hoover, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

Exhibit
No.	Description
31.2	Certification Gregory J. Eisenhauer, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Michael K. Hoover, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Gregory J. Eisenhauer, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *Denotes management contract or compensating plan or arrangement.

     (b) Reports on Form 8-K:

-	March 4, 2004 – Pursuant to Regulation FD, the Company reported on the Company’s fourth quarter 2003 teleconference call held on March 3, 2004, including press release dated March 3, 2004.

-	March 5, 2004 – Report on merger between the Company, Planet Acquisition Corp. and PlanVista Corporation on March 2, 2004.

-	March 15, 2004 – Amendment to Item 7 of the Company’s Report of Form 8-K filed on March 5, 2004 to provide updated financial information in connection with the merger between the Company, Planet Acquisition Corp. and PlanVista Corporation on March 2, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROXYMED, INC.

Date: December 15, 2004	By:	/s/ Michael K. Hoover

Michael K. Hoover
Chairman and Chief Executive Officer

Date: December 15, 2004	By:	/s/ Gregory J. Eisenhauer

Gregory J. Eisenhauer
EVP and Chief Financial Officer