Form 10-Q/A
period 2004-06-30
PROXYMED INC /FT LAUDERDALE/
filed 2004-12-15
CIK 906337

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

Common Stock, $.001 Par Value
12,625,515 Shares as of August 6, 2004

Explanatory Note

The Company is filing this amended Form 10-Q/A to effect a restatement of its consolidated financial statements for the following items: (1) the value of the stock issued in connection with its acquisition of PlanVista should have been $59.8 million; (2) additional disclosure should be provided regarding the Company’s revenue recognition and reserve for doubtful accounts/bad debt policies; (3) the liquidation preference of the Series C 7% Convertible preferred stock disclosed on the face of the consolidated balance sheet should have been $200,000; (4) the consolidated statement of operations should display a subtotal for “net loss before income taxes”; (5) the Company should remove a reference to a third-party appraisal firm used in the valuation of the intangible assets of PlanVista; and (6) the mark-to-market increases in the warrant value the Company received from PlanVista previously recorded to other income in the 2003 periods were not appropriate and should be eliminated.

Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the above items, where applicable.

Except for items discussed above, no other information has been updated for events occurring subsequently to the original filing on Form 10-Q on August 9, 2004. See Note 14 to the consolidated financial statements for further discussion.

PART 1 — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

PROXYMED, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(amounts in thousands except for share and per share data)

	June 30, 2004	December 31, 2003
	(as restated, see Note 14) (unaudited)
Assets

Current assets:
Cash and cash equivalents	$12,288	$5,333
Accounts receivable — trade, net	16,761	10,434
Notes and other receivables	1,277	187
Inventory, net	1,227	3,347
Other current assets	1,683	1,908

Total current assets	33,236	21,209
Property and equipment, net	4,695	4,772
Goodwill	93,608	30,775
Purchased technology, capitalized software and other intangible assets, net	55,778	15,884
Restricted cash	210	291
Other long-term assets	437	199

Total assets	$187,964	$73,130

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable and current portion of long-term debt	$22,385	$1,712
Accounts payable and accrued expenses	11,842	8,264
Deferred revenue and other current liabilities	759	721
Income taxes payable	362	-

Total current liabilities	35,348	10,697
Convertible notes	13,137	13,137
Other long-term debt	1,199	2,057
Long-term deferred revenue and other long-term liabilities	915	1,461

Total liabilities	50,599	27,352

Commitments and contingencies (Note 13)

Stockholders’ equity:
Series C 7% Convertible preferred stock — $.01 par value. Authorized 300,000 shares; issued 253,265 shares; outstanding 2,000 shares; liquidation preference $200	-	-
Common stock — $.001 par value. Authorized 30,000,000 and 13,333,333 shares respectively; issued and outstanding 12,625,515 and 6,782,938 shares respectively	13	7
Additional paid-in capital	239,172	146,230
Accumulated deficit	(101,472)	(100,273)
Unearned compensation	(162)	-
Note receivable from stockholder	(186)	(186)

Total stockholders’ equity	137,365	45,778

Total liabilities and stockholders’ equity	$187,964	$73,130

See notes to the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(amounts in thousands except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(as restated, see Note 14)		(as restated, see Note 14)
Net revenues:
Transaction fees, cost containment services and license fees	$19,702	$13,307	$35,589	$25,868
Communication devices and other tangible goods	4,947	4,394	9,565	9,263

	24,649	17,701	45,154	35,131

Costs and expenses:
Cost of transaction fees, cost containment services and license fees	5,903	4,263	10,178	8,534
Cost of laboratory communication devices and other tangible goods	3,909	3,908	7,928	7,849
Selling, general and administrative expenses	12,405	9,114	22,805	19,155
Depreciation and amortization	2,629	1,344	4,479	2,674
(Gain) loss on disposal of assets	67	(15)	70	110

	24,913	18,614	45,460	38,322

Operating loss	(264)	(913)	(306)	(3,191)

Interest expense, net	542	195	877	369
Other income	(134)	-	(134)	-

Loss before income taxes	(672)	(1,108)	(1,049)	(3,560)

Provision for income taxes	100	-	150	-

Net loss	$(772)	$(1,108)	$(1,199)	$(3,560)

Basic and diluted loss per share	$(0.06)	$(0.16)	$(0.11)	$(0.52)

Basic and diluted weighted average shares outstanding	12,625,260	6,782,938	10,597,996	6,782,938

See notes to the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2004	2003
		(as restated, see Note 14)
Cash flows from operating activities:
Net loss	$(1,199)	$(3,560)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4,479	2,674
Provision for doubtful accounts	623	16
Provision for obsolete inventory	17	126
Loss on disposal of fixed assets	70	110
Non-cash interest income	(59)	-
Gain on settlement of liability	(134)	-
Stock option compensation charges	149	-
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts and other receivables	1,392	75
Inventory	(705)	(454)
Other current assets	(117)	100
Accounts payable and accrued expenses	(1,220)	(437)
Accrued expenses of PlanVista paid by ProxyMed	(4,011)	-
Deferred revenue	(45)	262
Other, net	(782)	483

Net cash used in operating activities	(1,542)	(605)

Cash flows from investing activities:
Net cash acquired in acquisition	782	-
Capital expenditures	(1,643)	(1,258)
Capitalized software	(769)	(675)
Collection of notes receivable	68	194
Proceeds from sale of fixed assets	3,500	64
Decrease in restricted cash	81	423
Payments for acquisition-related costs	(887)	(5,187)

Net cash provided by (used in) investing activities	1,132	(6,439)

Cash flows from financing activities:
Net proceeds from sale of common stock	24,100	-
Proceeds from exercise of stock options and warrants	8,759	-
Draws on line of credit	4,900	-
Repayment of line of credit	(4,900)	-
Payment of notes payable, capital leases and long-term debt	(25,494)	(1,162)

Net cash provided by (used in) financing activities	7,365	(1,162)

Net increase (decrease) in cash and cash equivalents	6,955	(8,206)
Cash and cash equivalents at beginning of period	5,333	16,378

Cash and cash equivalents at end of period	$12,288	$8,172

See notes to the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(1)	Summary of Significant Accounting Policies

(a)	Basis of Presentation – The accompanying unaudited consolidated financial statements of ProxyMed, Inc. and subsidiaries (“ProxyMed” or the “Company”) and the notes thereto have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

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

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(b)	Revenue Recognition – Revenue is derived from the Company’s Transaction Services and Laboratory Communication Solutions segments.

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

(d)	Net loss per share – Basic net loss per share of common stock is computed by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of securities into common stock; however, the following shares were excluded from the calculation of net loss per share because their effects would have been antidilutive:

	June 30,
	2004	2003
Common shares excluded in the computation of net loss per share:
Convertible preferred stock	13,333	13,333
Stock options	1,712,567	1,211,222
Warrants	900,049	617,112

	2,625,949	1,841,667

Additionally, 238,989 shares issuable upon conversion of $4.4 million in convertible notes (as a result of meeting the first revenue threshold in the fourth quarter of 2003) issued in connection with the Company’s acquisition of MedUnite in December 2002 are excluded from the calculation for all periods presented because their effect would also be anti-dilutive.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(e)	Stock Based Compensation – ProxyMed applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for its stock-based compensation plans. The Company measures compensation expense related to the grant of stock options and stock-based awards to employees (including independent directors) in accordance with the provisions of APB No. 25. In accordance with APB No. 25, compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award or at the measurement date for variable awards. Stock-based compensation arrangements involving non-employees are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), under which such arrangements are accounted for based on the fair value of the option or award.

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

In thousands except for per share data	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(772)	$(1,108)	$(1,199)	$(3,560)
Deduct: Total stock-based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax effects	(826)	(557)	(1,190)	(707)
Addback charges already taken for intrinsic value of options	42	-	57	-

Pro forma net loss	$(1,556)	$(1,665)	$(2,332)	$(4,267)

Basic and diluted net loss per common share:
As reported	$(0.06)	$(0.16)	$(0.11	$(0.52)
Pro forma	$(0.12)	$(0.25)	$(0.22)	$(0.63)

(1) The following ranges of assumptions were used in the calculation of pro forma compensation expense for the periods presented:
Risk-free interest rate	4.0% - 4.8%	3.4% - 4.0%	3.8% - 4.8%	3.4% - 4.1%
Expected life	10 years	10 years	10 years	10 years
Expected volatility	76% - 77%	81%	76% - 77%	81%
Dividend yield	0%	0%	0%	0%

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(f)	Reclassifications – Prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications include the movement of direct labor and manufacturing overhead from selling, general and administrative expenses to cost of tangible products sold in the Laboratory Communications Solutions segment to better reflect the production of tangible products in this segment.

	Three Months Ended		Six Months Ended
	June 30, 2003		June 30, 2003
	As Originally	As	As Originally	As
In thousands	Reported	Reclassified	Reported	Reclassified
Cost of laboratory communication devices and other tangible goods	$3,162	$3,908	$6,384	$7,849
Selling, general and administrative expenses	$9,860	$9,114	$20,620	$19,155

(2)	Acquisition of PlanVista

On March 2, 2004, the Company acquired all of the capital stock of PlanVista Corporation, a publicly-held company located in Tampa, Florida and Middletown, New York that provides medical cost containment and business process outsourcing solutions, including claims repricing services, for the medical insurance and managed care industries, as well as services for healthcare providers, including individual providers, preferred provider organizations and other provider groups, for 3,600,000 shares of ProxyMed common stock issued to PlanVista’s shareholders. In addition, ProxyMed assumed debt and other liabilities of PlanVista, and incurred $1.3 million in acquisition related expenses. The value of these shares was $59.8 million based on the average closing price of ProxyMed’s common stock for the day of and the two days before and after the announcement of the definitive agreement on December 8, 2003 in accordance with EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in Purchase Business Combination”. Additionally, ProxyMed raised $24.1 million in a private placement sale of its common stock to various entities affiliated with General Atlantic Partners and Commonwealth Associates to partially fund repayment of PlanVista’s debts and other obligations outstanding at the time of the acquisition (see Note 8). The acquisition enables the Company to offer a new suite of products and services, provide new end-to-end services, increase sales opportunities with payers, strengthen business ties with certain customers, expand technological capabilities, reduce operating costs and enhance its public profile.

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

A preliminary allocation of the purchase price is as follows:

In thousands
Common stock issued	$59,760
Acquisition-related costs	1,335
Other adjustments	(642)

Total purchase price	60,453

Allocation of purchase price:
Cash and cash equivalents	(782)
Accounts receivable, net	(9,470)
Other current assets	(381)
Property and equipment, net	(658)
Customer relationships	(24,600)
Provider network	(16,200)
Technology platforms	(1,180)
Other long-term assets	(360)
Accounts payable and accrued expenses	9,608
Income taxes payable	633
Notes payable, debt and other obligations	44,889
Other long-term liabilities	881

Goodwill	$62,833

As reported in the Company’s Form 10-Q/A as of March 31, 2004, the excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $61.0 million was initially recorded as goodwill. Due to adjustments for settled pre-acquisition contingencies of $0.7 million, potential exposure of other pre-acquisition contingencies of $0.6 million, adjustments to accrued network fees of $0.4 million and other net adjustments of $0.1 million recorded in the three months ended June 30, 2004, the excess of the consideration paid over the estimated fair value of net assets acquired has increased by $1.8 million to $62.8 million. Of this amount, the Company has determined that $20.7 million is tax deductible goodwill.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

At the time of its acquisition by the Company, PlanVista was involved in various lawsuits and threatened litigation. These pre-acquisition contingencies include (i) a lawsuit filed against a former subsidiary of PlanVista for which the Company intends to vigorously defend itself but for which the Company has determined exposure to be in a range of $0.6 million to $1.6 million and has accrued $0.6 million at June 30, 2004; (ii) a disputed New York State tax liability for which the Company is still evaluating the merits of the case and cannot yet draw a conclusion as to outcome; and (iii) two other cases for which the Company is still evaluating the merits of the case and cannot yet draw conclusions as to outcome. Management intends to either settle or determine a potential exposure for each of the aforementioned cases within 12 months, or sooner, from the acquisition date of PlanVista.

The weighted average useful life of the customer relationships is approximately 12.0 years, the weighted average useful life of the provider network is 10.0 years, and the weighted average useful life of the technology platforms is 4.5 years. The valuation of PlanVista’s provider network and technology platforms was based management’s estimates which included consideration of a replacement cost methodology while the value of the customer relationships was calculated on a discounted cash flow model.

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

	Six Months Ended June 30,
In thousands (except for per share data)	2004	2003
Revenues	$50,822	$51,065
Cost of sales	$19,962	$20,243
Selling, general and administrative expenses	$25,093	$25,723
Operating income	$437	$-
Interest expense, net	$1,184	$986
Net loss	$(863)	$(1,640)
Basic and diluted net loss per share of common stock	$(0.07)	$(0.14)

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(3)	Sale of Assets

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

The Company believes the divested manufacturing assets were not a component of an entity because the operations and cash flows could not be clearly distinguished, operationally and for financial purposes, from the rest of the entity. Accordingly, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assts”, failure to meet such a condition precluded these assets from being presented as discontinued operations.

As a result of the transaction, the Company recorded a loss on sales of assets of $0.1 million in the three months ended June 30, 2004. This loss includes the value of options to purchase 10,000 shares of the Company’s common stock granted to the former executive at an exercise price of $16.00 in July 2004 which was accrued at June 30, 2004.

As part of the disposition, the Company has agreed to purchase certain component parts (valued at $0.4 million at June 30, 2004) from the new owner for use in its Laboratory Communication Solutions business on a non-exclusive basis at a fixed price deemed to be at fair market value by the Company’s management. Additionally, the Company has agreed to sublease a portion of its current facilities through April 2005 and provide certain administrative services to the former executive.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(4)	Inventory

Inventory consists of the following at June 30,2004 and December 31, 2003:

In thousands	June 30, 2004	December 31, 2003
	(unaudited)
Materials, supplies and component parts	$494	$2,018
Work in process	30	591
Finished goods	717	746

	1,241	3,355
Less: obsolscence reserve	(14)	(8)

	$1,227	$3,347

(5)	Goodwill and Other Intangible Assets

(a)	Goodwill — The changes in the carrying amounts of goodwill for the six months ended June 30, 2004 by operating segment are as follows. Changes to goodwill acquired during the period are more fully described in Note 2:

		Laboratory
	Transaction	Communication
In thousands	Service	Solutions	Total
Balance as of December 31, 2003	$28,673	$2,102	$30,775
Goodwill acquired during the period	62,833	-	62,833

Balance as of June 30, 2004 (unaudited)	$91,506	$2,102	$93,608

(b)	Other Intangible Assets — The carrying amounts of other intangible assets as of June 30, 2004 and December 31, 2003, by category, are as follows:

	June 30, 2004 (unaudited)			December 31, 2003
	Carrying	Accumulated		Carrying	Accumulated
In thousands	Amount	Amortization	Net	Amount	Amortization	Net
Capitalized software	$2,554	$(448)	$2,106	$1,788	$(183)	$1,605
Purchased technology	10,306	(3,941)	6,365	9,126	(3,194)	5,932
Customer relationships	34,393	(2,746)	31,647	9,793	(1,446)	8,347
Provider network	16,200	(540)	15,660	-	-	-

	$63,453	$(7,675)	$55,778	$20,707	$(4,823)	$15,884

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

Amortization expense of other intangible assets was $1.8 million and $0.6 million, and $2.9 million and $1.4 million for the three and six months ended June 30, 2004 and 2003, respectively.

As of June 30, 2004, estimated future amortization expense of other intangible assets is as follows:

In thousands
2004 (remaining quarters)	$3,644
2005	7,286
2006	7,062
2007	6,764
2008	6,191

$30,947

(6)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at June 30, 2004 and December 31, 2003:

In thousands	June 30, 2004	December 31, 2003
	(unaudited)
Accounts payable	$3,361	$2,956
Accrued payroll and related costs	2,812	1,860
Accrued vendor rebates and network fees payable	2,365	1,198
Acquisition related costs	-	459
Other accrued expenses	3,304	1,791

Total accounts payable and accrued expenses	$11,842	$8,264

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(7)	Debt Obligations

(a)	Senior debt – As a result of the acquisition of PlanVista, the Company assumed and guaranteed a $20.4 million secured obligation to PVC Funding Partners, LLC (an investment company related to Commonwealth Associates, LP). This obligation is payable in monthly installments of $0.2 million and matures on May 1, 2005. It currently bears an interest rate of 6%, payable monthly in cash, which increases to 10% on December 1, 2004. Under the covenants of the senior debt obligation, PlanVista (as a wholly-owned subsidiary) is limited in its ability to upstream cash to ProxyMed (as the parent company). Additionally, the assets of PlanVista are not eligible collateral for the Company’s asset-based line of credit due to covenants of the senior debt. At June 30, 2004, the balance of this senior debt is $19.8 million.

(b)	Convertible Notes – On December 31, 2002, the Company issued $13.4 million in uncollateralized convertible promissory notes at 4% to the former shareholders of MedUnite as part of the consideration paid in its acquisition of MedUnite. Interest is payable quarterly in cash in arrears. The convertible promissory notes are payable in full on December 31, 2008 unless converted earlier upon the meeting of certain aggregate revenue triggers by the former shareholders. After an offsetting claim by the Company in October 2003 in the amount of $0.3 million, the outstanding balance of these notes is $13.1 million. Additionally, as a result of the reduction in principal, the notes are now convertible into 716,968 shares of the Company’s common stock subject to achieving the revenue triggers. The first revenue trigger was met in the fourth quarter of 2003.

(c)	Notes payable – In February 2003, the Company financed $0.3 million for a certain liability insurance policy required for the MedUnite acquisition over 24 months at 5.25% to a third-party. At June 30, 2004, the note has an outstanding balance of $0.1 million and is collateralized by a letter of credit in the amount of $0.1 million (supported with restricted cash).

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

(d)	Revolving Credit Facility – In February 2004, the Company drew down $4.4 million on its revolving credit facility to provide bridge funding in its acquisition of PlanVista. This amount was repaid in March 2004. At March 31, 2004, there was $0.5 million drawn on this line of credit which was subsequently repaid in April 2004.

Debt as of June 30, 2004 and December 31, 2003 is as follows:

In thousands	June 30, 2004	December 31, 2003
	(unaudited)
Senior debt	$19,795	$-
Convertible debt	13,137	13,137
Notes payable	3,789	3,769

	36,721	16,906
Less: current maturities	22,385	1,712

	$14,336	$15,194

As of June 30, 2004, debt payments over the next several years are as follows. The amounts assume no conversion of the convertible debt:

In thousands
2004 (remaining quarters)	$3,306
2005	20,073
2006	205
2007	-
2008	13,137

$36,721

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(8)	Equity Transactions

(a)	Sale of Common Stock – On March 2, 2004, the Company sold an aggregate of 1,691,227 shares of unregistered common stock at $14.25 per share in a private placement to General Atlantic Partners 77, L.P., GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, Gapstar, LLC, GAPCO GmbH & Co. KG., PVC Funding Partners, LLC, ComVest Venture Partners, L.P., Shea Ventures, LLC, and Robert Priddy (the “Purchasers”) resulting in net proceeds of $24.1 million. No placement agent was used in this transaction. The Company has agreed to grant the Purchasers certain demand and “piggy back” registration rights. The proceeds from this transaction were used with other available funds to retire certain debts of PlanVista and to fund certain costs associated with the Company’s acquisition of PlanVista.

(b)	Stock Options – During the three and six months ended June 30, 2004, the Company granted 20,500 and 246,873 stock options, respectively, at exercise prices between $16.84 and $20.05 per share to employees. Such options are for a ten-year term and vest equally over the three years following the date of the grant. However, of these options, 173,120 options granted to employees of PlanVista upon its acquisition by ProxyMed will vest two-thirds on the first anniversary date of the grant and one-third on the third anniversary date of the grant. As described in Note 2, since these options were granted at an exercise price of $17.74, which was below the $19.00 market price at the time of issuance, the Company records periodic non-cash compensation charges over the vesting period of the options based on the intrinsic value method. For the three and six months ended June 30, 2004, the Company recorded charges of $42,000 and $57,000, respectively, for these options.

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

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

In June 2004, the Company’s outside directors were granted a total of 35,000 and 15,000 options at an exercise price of $20.00 to compensate the directors upon re-election to the board and for participation on a subcommittee, respectively, pursuant to guidelines adopted by the Company’s Board of Directors in May 2002. Option grants for the re-election to the board are for a ten-year term and vest immediately. Options for participation in sub-committees are for a ten-year term and vest in full after three years but a portion may be accelerated to vest after each sub-committee meeting attended.

(c)	Exercise of Warrants – On March 25, 2004, General Atlantic Partners exercised 549,279 warrants it received in April 2002 with an exercise price of $15.93 for $8.75 million in cash.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(9)	Segment Information

ProxyMed operates in two reportable segments that are separately managed: Transaction Services (formerly known as Electronic healthcare transaction processing) and Laboratory Communication Solutions. Transaction Services includes transaction, cost containment and value-added services principally between physicians and insurance companies (Payer Services and Medical Cost Containment Services) and physicians and pharmacies (Prescription Services); and Laboratory Communication Solutions includes the sale, lease and service of communication devices principally to laboratories and the contract manufacturing of printed circuit boards (Laboratory Services). As a result of a re-alignment of its Corporate overhead functions (i.e., executives, finance, legal, human resources, facilities, insurance, etc.) in the second quarter of 2004, the Company is now reporting these expenses and assets as part of its Transaction Services segment. International sales were attributable to the manufacturing assets of the Laboratory Communication Solutions segments that were sold on June 30, 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2004	2003	2004	2003
Net revenues by operating segment:
Transaction Services	$18,524	$11,982	$33,118	$23,273
Laboratory Communication Solutions	6,125	5,719	12,036	11,858

	$24,649	$17,701	$45,154	$35,131

Net revenues by geographic location:
Domestic	$24,591	$17,165	$45,048	$34,325
International (1)	58	536	106	806

	$24,649	$17,701	$45,154	$35,131

Operating income (loss) by operating segment:
Transaction Services	$(960)	$(225)	$(163)	$(2,166)
Laboratory Communication Solutions	696	215	954	802
Corporate	-	(903)	(1,097)	(1,827)

	$(264)	$(913)	$(306)	$(3,191)

	June 30,2004	December 31, 2003
	(as restated, see Note 14)
Total assets:
Transaction Services	$180,480	$54,052
Laboratory Communication Solutions	7,484	12,053
Corporate	-	7,025

	$187,964	$73,130

(1)	All amounts transacted in US Dollars

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(10)	Income Taxes

As of June 30, 2004, the Company had a net deferred tax asset of approximately $67.7 million, which was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset. The provision for income taxes reported in the statement of operations for the three and six months ended June 30, 2004 reflects approximately $0.1 million and $0.2 million, respectively, primarily for state income taxes.

(11)	Settlement of Liability

In May 2004, the Company settled a long-term liability assumed in the acquisition of MedUnite for $0.8 million. The liability was being carried at its present value of $0.9 million. The resulting gain of $0.1 million is reflected as other income in the statement of operations for the three and six months ended June 30, 2004.

(12)	Supplemental Cash Flow Information

	Six Months Ended June 30,
In thousands	2004	2003
Cash paid for interest	$763	$382

In January 2004, the Company financed $0.3 million of a liability insurance policy premium with an unsecured note, payable over 9 months at 4.9% to a third-party.

In March 2004, the Company issued 3,600,000 shares of common stock in connection with its acquisition of PlanVista valued at $59.8 million (see Notes 2 and 8).

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(13)	Commitments and Contingencies

(a)	Leases — In May 2004, the Company signed into a new five year facilities lease for its California operations commencing September 2004. As a result, it moved its previously existing Santa Ana and San Diego facilities into a one new facility in Santa Ana.

(b)	Commitments — As part of the its disposition of certain assets and liabilities of its Laboratory Communications Solutions segment that were used in its non-core contract manufacturing business on June 30, 2004 (see Note 3), the Company agreed to purchase certain component parts (valued at $0.4 million at June 30, 2004) from the new owner for use in its Laboratory Communication Solutions business on a non-exclusive basis through March 31, 2005 at a fixed price deemed to be at fair market value by the Company’s management. Additionally, the Company has agreed to sublease a portion of its current facilities through April 2005 and provide certain administrative services to the new entity.

(c)	Contingencies — At the time of its acquisition by the Company, PlanVista was involved in various lawsuits and threatened litigation. These pre-acquisition contingencies include: (i) a lawsuit filed against a former subsidiary of PlanVista for which the Company intends to vigorously defend itself but for which the Company has determined exposure to be in a range of $0.6 million to $1.6 million and has accrued $0.6 million at June 30, 2004; (ii) a disputed New York State tax liability for which the Company is still evaluating the merits of the case and cannot yet draw a conclusion as to outcome; and (iii) two other cases that preceded the acquisition of PlanVista for which the Company is still evaluating the merits of the case and cannot yet draw conclusions as to outcome. In the ordinary course of business, the Company is subject to various pending and threatened litigation, none that management is able to determine will have a material impact on the Company’s consolidated financial statements.

(14)	Restatement

Subsequent to the issuance of the Company’s consolidated financial statements for the period ended June 30, 2004, the Company determined that (1) the value of the stock issued in connection with its acquisition of PlanVista should have been $59.8 million; (2) additional disclosure should be provided regarding the Company’s revenue recognition and reserve for doubtful accounts/bad debt policies; (3) the liquidation preference of the Series C 7% Convertible preferred stock disclosed on the face of the consolidated balance sheet should have been $200,000; (4) the consolidated statement of operations should display a subtotal for “net loss before income taxes”; (5) the Company should remove a reference to a third-party appraisal firm used in the valuation of the intangible assets of PlanVista; and (6) the mark-to-market increases in the warrant value the Company received from PlanVista previously recorded to other income in the 2003 periods were not appropriate and should be eliminated.

The impact of the restatement for Items (1) and (6) described above is as follows for the periods noted:

In thousands	June 30, 2004 (unaudited)
	As Previously	As
	Reported	Restated
Goodwill	$102,248	$96,308
Total assets	$196,604	$187,964
Additional paid-in capital	$247,812	$239,172
Total stockholders’ equity	$146,005	$137,365
Total liabilities and stockholders’ equity	$196,604	$187,964

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	(unaudited)		(unaudited)
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Other income	$752	$—	$752	$—
Net loss	$(356)	$(1,108)	$(2,808)	$(3,560)
Basic and diluted loss per share	$(0.05)	$(0.16)	$(0.41)	$(0.52)

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to our consolidated financial statements on this Form 10-Q/A and notes thereto and those included in Part IV starting on Page F-7 of our Form 10-K/A for the year ended December 31, 2003 and to provide an understanding of our results of operations, financial condition, and changes in financial condition. Our MD&A is organized as follows:

•	Introduction – This section provides a general description of our business, summarizes the significant acquisitions/dispositions we completed in the last two years, and provides a brief overview of our operating segments.

•	Restatement of Financial Statements – This section briefly describes the restatements of our previously filed consolidated financial statements.

•	Results of Operations – This section provides our analysis and outlook for the line items on our consolidated statement of operations on both a company-wide and segment basis.

•	Liquidity and Capital Resources – This section provides an analysis of our liquidity and cash flows, as well as our discussion of our debts and other commitments.

•	Critical Accounting Policies and Estimates – This section discusses those accounting policies that are considered to be both important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to our consolidated financial statements in this Form 10-Q and starting on Page F-7 in our Form 10-K for the year ended December 31, 2003.

•	New Accounting Pronouncements – This section includes a discussion of recently published accounting authoritative literature that may have an impact on our historical or prospective results of operations or financial condition.

Introduction

     We believe we are the nation’s second largest provider-based electronic healthcare transaction services company. We provide connectivity services and related value-added products to physicians, payers, pharmacies, medical laboratories, and other healthcare providers and suppliers. Our services support a broad range of financial, clinical and administrative transactions, and are HIPAA-certified through Claredi, an independent certification and testing services company specializing in HIPAA compliance. To facilitate these services, we operate PhoenixTM, our secure national electronic information platform, which provides physicians and other healthcare providers with direct connectivity to one of the industry’s largest list of payers, the industry’s largest list of chain and independent pharmacies and the largest list of clinical laboratories. Our corporate headquarters is located in Atlanta, Georgia and our products and services are provided from various operational facilities located throughout the United States. We also operate our clinical computer network and portions of our financial and real-time production computer networks from a secure, third-party co-location site located in Atlanta, Georgia. All of our revenues are generated domestically.

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

Restatement of Financial Statements

As discussed in Note 14 to the consolidated financial statements, our financial statements have been restated. The accompanying MD&A gives effect to that restatement.

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

     On March 2, 2004, we acquired PlanVista Corporation, a company that provides medical cost containment and business process outsourcing solutions for the medical insurance and managed care industries, as well as services for health care providers, including individual providers, preferred provider organizations and other provider groups for 3,600,000 shares of our common stock issued to PlanVista shareholders valued at $59.8 million (based on the average closing price of our common stock for the day of and the two days before and after December 8, 2003, the date of the announcement of the definitive agreement). We also assumed debt and other liabilities of PlanVista, and incurred $1.3 million in acquisition-related costs. Additionally, we raised $24.1 million in a private placement sale of our common stock to General Atlantic Partners, Commonwealth Associates and other parties to partially fund repayment of certain of PlanVista’s debts and other obligations outstanding at the time of the acquisition. The merger enables us to offer a new suite of products and services, provide new end-to-end services, increase sales opportunities with payers, strengthen business ties with certain customers, expand technological capabilities, reduce operating costs and enhance our public profile.

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

Sale of Assets

     On June 30, 2004, we sold certain assets and liabilities of our Laboratory Communications Solutions segment that were used in our non-core contract manufacturing business to a new entity owned by a former executive of ProxyMed for $4.5 million in cash. Under terms of the sale agreement, we received $3.5 million in cash at closing and received the balance of $1.0 million in cash in July and August 2004 following the presentation of the final accounting. As part of the disposition, we have agreed to purchase certain component parts from the new owner for use in our Laboratory Communication Solutions business on a non-exclusive basis at a fixed price deemed to be at fair market value by management. These parts were valued at $0.4 million at June 30, 2004. Additionally, we have agreed to sublease a portion of our current facilities through April 2005 and provide certain administrative services to the former executive.

     As a result of the transaction, we recorded a loss on sale of assets of $0.1 million in the three months ended June 30, 2004. This loss includes the value of options to purchase 10,000 shares of the Company’s common stock granted to the former executive at an exercise price of $16.00 in July 2004 which was accrued at June 30, 2004.

     For the remainder of 2004, the disposition of the contract manufacturing assets will reduce our revenues in our Laboratory Communications Solutions segment by approximately $4.6 million and increase our operating income by approximately $0.1 million, as compared to our original forecasts.

Operating Segments

     We operate in two reportable segments that are separately managed: Transaction Services (formerly known as Electronic healthcare transaction processing) and Laboratory Communication Solutions. Transaction Services includes transaction, cost containment and other value-added services principally between physicians and insurance companies (Payer Services) and physicians and pharmacies (Prescription Services); and Laboratory Communication Solutions includes the sale, lease and service of communication devices principally to laboratories and, through June 30, 2004, the contract manufacturing of printed circuit boards (Laboratory Services). Commencing in March 2004, the operations of PlanVista are included in our Transaction Services segment (Medical Cost Containment Services). As a result of a re-alignment of our Corporate overhead functions (i.e., executives, finance, legal, human resources, facilities, insurance, etc.) in the second quarter of 2004, we now reporting these expenses as part of our Transaction Services segment. Accordingly, our Corporate segment in the comparable periods has been combined with our Transaction Services segment to facilitate a better comparison between periods.

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

     Provision for Income Taxes. As a result our acquisition of PlanVista in March 2004, we have expensed $0.1 million primarily for state income taxes.

     Net Loss. As a result of the foregoing, consolidated net loss for the three months ended June 30, 2004 was $0.8 million compared to net loss of $1.1 million for the same period last year.

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

     Laboratory Communication Solutions segment SG&A expenses for the six months ended June 30, 2004 decreased by 3% over the same period last year primarily due to and segment SG&A expenses as a percentage of segment net revenues decreased to 22% for the 2004 period compared to 23% for the same period last year. These decreases are primarily due to lower personnel costs in the 2004 period

     Depreciation and Amortization. Consolidated depreciation and amortization increased by $1.8 million to $4.5 million for the six months ended June 30, 2004 from $2.7 million for the same period last year. This increase was primarily due to approximately $1.4 million for the amortization of intangible assets acquired in the PlanVista acquisition. Depreciation and amortization classified by our reportable segments is as follows:

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

     Provision for Income Taxes. As a result our acquisition of PlanVista in March 2004, we have expensed $0.2 million primarily for state income taxes.

     Net Loss. As a result of the foregoing, consolidated net loss for the six months ended June 30, 2004 was $1.2 million compared to net loss of $3.6 million for the same period last year.

Liquidity and Capital Resources

     In the six months ended June 30, 2004, net cash used in operating activities totaled $1.5 million, and included $4.0 million to pay certain acquisition-related expenses of PlanVista outstanding as of the effective date of the acquisition. Cash used for investing activities totaled $1.1 million and consisted primarily of $0.8 million in net cash acquired from PlanVista and $3.5 million received from the sale of our contract manufacturing assets offset by $0.9 million in costs related to the acquisitions of PlanVista and MedUnite and $2.4 million in capital expenditures and capitalized software. Cash provided by financing activities totaled $7.4 million and consisted of a private placement of our common stock, an exercise of warrants for $8.8 million, and $25.5 million in repayments of notes payable, other long-term debt, and payments related to capital leases (including $23.4 million for the retirement of debts and other obligations of PlanVista upon the consummation of the acquisition).

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

In thousands	2004(1)	2005	2006	2007	2008
Interest on convertible notes (2)	$263	$526	$525	$525	$526
Interest on senior and other debt	641	744	-	-	-
Convertible notes (2)	-	-	-	-	13,137
Senior debt of PlanVista	1,400	18,395	-	-	-
Notes payable	2,000	1,758	354	-	-
Capital lease obligations(3)	16	5	6	1	-
Operating leases	969	997	430	420	386
Inventory commitment	-	358	-	-	-

Total	$5,289	$22,425	$1,315	$946	$14,049

(1)	Remaining quarters of 2004
(2)	Assumes no conversion of convertible notes
(3)	Includes principal and interest

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

Available Information

Our Internet address is www.proxymed.com. We make available free of charge on or through our Internet website our annual report on Form 10-K/A, quarterly reports on Form 10-Q/A’s, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material was electronically filed with, or furnished to, the SEC.

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

Item 4. Submission of Matters to a Vote of Security Holders.

During the quarter ended June 30, 2004, at the Company’s annual meeting of shareholders held on June 2, 2004, the shareholders approved the following resolutions:

- Election of Directors. The following persons were elected to serve on the Board of Directors until the next annual meeting of the shareholders or until the election and qualification of their respective successors. Broker non-voted are included:

	Votes	Votes
Nominee	For	Withheld
William L. Bennett	11,093,789	9,022
Edwin M. Cooperman	11,093,673	9,138
Michael S. Falk	10,629,852	472,959
Thomas E. Hodapp	11,067,782	35,029
Michael K. Hoover	10,629,565	473,246
Braden R. Kelly	11,066,716	36,095
Kevin M. McNamara	11,092,807	10,004
Eugene R. Terry	11,093,650	9,161

- Ratification and approval of PricewaterhouseCoopers LLP as the Company’s independent certified public accountants to perform quarterly reviews for the fiscal year 2004. The total number of votes cast for this proposal was 11,102,811. Of these votes, 11,096,751 were in favor, 3,504 were against and 2,556 abstained.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

Exhibit
No.	Description
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

3.3	Articles of Amendment to Restated Articles of Incorporation of the Registrant dated March 1, 2004 (incorporated by reference to Exhibit 3.1 of Form 8-K File No. 000-22052, reporting an event dated March 2, 2004).

3.4	Articles of Amendment to Articles of Incorporation of the Registrant effective August 22, 2002 (incorporated by reference to Exhibit 3.4 of Form 10-K/A for the period ended December 31, 2003).

3.5	Articles of Amendment to Articles of Incorporation of the Registrant dated December 21, 2001 (incorporated by reference to Exhibit 3.1 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).

3.6	Articles of Amendment to Articles of Incorporation dated August 21, 2001 (incorporated by reference to Exhibit 2.2 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).

3.7	Articles of Amendment to Articles of Incorporation dated July 25, 2001 (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).

3.8	Articles of Amendment to Articles of Incorporation of the Registrant effective July 14, 2000 (incorporated by reference to Exhibit 3.8 of Form 10-K/A for the period ended December 31, 2003).

3.9	Articles of Amendment to Articles of Incorporation of the Registrant dated June 15, 2000 (incorporated by reference to Exhibit 3.4 of Form 10-Q/A for the period ended June 30, 2000).

Exhibit
No.	Description
4.1	Common Stock Purchase Warrants issued to First Data Corporation (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 000-22052, reporting an event dated July 8, 2003).

4.2	Form of 4% Convertible Promissory Notes dated December 31, 2002 issued in connection with the Agreement and Plan of Merger and Reorganization dated December 31, 2002 between ProxyMed, Inc., Davie Acquisition Corp., and MedUnite, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K File No. 000-22052, reporting an event dated December 31, 2002).

4.3	Form of Common Stock Purchase Warrants issued to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co., KG and GapStar, LLC (incorporated by reference to Exhibit 10.2 of Form 8-K, File No. 000-22052, reporting an event dated March 26, 2002).

4.4	Form of Exchanged Warrant to Purchase Common Stock of the Registrant dated May 4, 2000, issued to certain investors (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).

4.5	Form of New Warrant to Purchase Common Stock of the Registrant dated May 4, 2000, issued to certain investors (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).

4.6	Form of Warrant to Purchase Common Stock of the Registrant dated December 23, 1999, issued to certain investors (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated December 23, 1999).

10.1	Amended and Restated Registration Rights Agreement among the Registrant, General Atlantic Partners 77, L.P., General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, GapStar, LLC, GAPCO GmbH & Co. KG, PVC Funding Partners, LLC, ComVest Venture Partners, L.P., Shea Ventures, LLC, and Robert Priddy, dated March 2, 2004 (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated March 2, 2004).

10.2	Amendment to Employment Agreement between ProxyMed, Inc. and Judson E. Schmid dated June 2, 2004 and effective May 1, 2004.*

10.3	Consulting Agreement between ProxyMed, Inc. and Phillip S. Dingle dated April 13, 2004.

Exhibit
No.	Description
10.4	Asset Purchase Agreement between Key Electronics, Inc., Key Communications Service, Inc. and ProxyMed, Inc. dated June 28, 2004 (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated June 30, 2004.)

31.1	Certification by Michael K. Hoover, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification Gregory J. Eisenhauer, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Michael K. Hoover, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Gregory J. Eisenhauer, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensating plan or arrangement.

     (b) Reports on Form 8-K:

•	May 11, 2004 – Pursuant to Regulation FD, the Company reported on the Company’s first quarter 2004 teleconference call held on May 6, 2004, including press release dated May 5, 2004.

•	June 23, 2004 – The Company provided audited financial statements of PlanVista Corporation as of and for the year ended December 31, 2003.

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