Form 10-Q
period 2004-09-30
PROXYMED INC /FT LAUDERDALE/
filed 2004-12-15
CIK 906337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Common Stock, $.001 Par Value
12,626,182 Shares as of December 13, 2004

PART 1 — FINANCIAL INFORMATION

     ITEM 1 – FINANCIAL STATEMENTS

PROXYMED, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(amounts in thousands except for share and per share data)

	September 30,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,214	$5,333
Accounts receivable — trade, net of allowance of $3,941 and $882, respectively	16,371	10,434
Notes and other receivables	257	187
Inventory, net	1,581	3,347
Other current assets	1,379	1,908

Total current assets	31,802	21,209
Property and equipment, net	4,838	4,772
Goodwill	93,605	30,775
Purchased technology, capitalized software and other intangible assets, net	54,202	15,884
Restricted cash	175	291
Other long-term assets	412	199

Total assets	$185,034	$73,130

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current portion of long-term debt	$21,367	$1,712
Accounts payable and accrued expenses	11,105	8,264
Deferred revenue and other current liabilities	974	721
Income taxes payable	420	—

Total current liabilities	33,866	10,697
Convertible notes	13,137	13,137
Other long-term debt	636	2,057
Long-term deferred revenue and other long-term liabilities	907	1,461

Total liabilities	48,546	27,352

Commitments and contingencies (Note 13)

Stockholders’ equity:
Series C 7% Convertible preferred stock — $.01 par value. Authorized 300,000 shares; issued 253,265 shares; outstanding 2,000 shares; liquidation preference $200	—	—
Common stock — $.001 par value. Authorized 30,000,000 and 13,333,333 shares respectively; issued and outstanding 12,626,182 and 6,782,938 shares respectively	13	7
Additional paid-in capital	239,258	146,230
Accumulated deficit	(102,500)	(100,273)
Unearned compensation	(186)	—
Note receivable from stockholder	(97)	(186)

Total stockholders’ equity	136,488	45,778

Total liabilities and stockholders’ equity	$185,034	$73,130

See notes to the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(amounts in thousands except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(as restated, See Note 14)		(as restated, See Note 14)
Net revenues:
Transaction fees, cost containment services and license fees	$20,219	$13,134	$55,807	$39,002
Communication devices and other tangible goods	2,292	4,928	11,858	14,192

	22,511	18,062	67,665	53,194

Costs and expenses:
Cost of transaction fees, cost containment services and license fees	5,863	3,808	16,041	12,342
Cost of laboratory communication devices and other tangible goods	1,929	4,246	9,856	12,096
Selling, general and administrative expenses	12,585	8,351	35,390	27,505
Depreciation and amortization	2,607	1,478	7,086	4,153
(Gain) loss on disposal of assets	(23)	9	48	119

	22,961	17,892	68,421	56,215

Operating income (loss)	(450)	170	(756)	(3,021)

Interest expense, net	503	203	1,380	572
Other income	—	—	(134)	—

Loss before income taxes	(953)	(33)	(2,002)	(3,593)
Provision for income taxes	75	—	225	—

Net loss	$(1,028)	$(33)	$(2,227)	$(3,593)

Basic and diluted loss per share	$(0.08)	$—	$(0.20)	$(0.53)

Basic and diluted weighted average shares outstanding	12,626,066	6,783,095	11,278,954	6,782,991

See notes to the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands except for per share data)

	Nine Months Ended September 30,
	2004	2003
		(as restated, See Note 14)
Cash flows from operating activities:
Net loss	$(2,227)	$(3,593)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	7,086	4,153
Provision for doubtful accounts	681	155
Provision for obsolete inventory	41	29
Loss on disposal of fixed assets	70	119
Non-cash interest income	(59)	—
Gain on settlement of liability	(133)	—
Stock option compensation charges	204	—
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts and other receivables	1,747	23
Inventory	(1,083)	(836)
Other current assets	340	304
Accounts payable and accrued expenses	(1,886)	(389)
Accrued expenses of PlanVista paid by ProxyMed	(4,011)	—
Deferred revenue	94	94
Other, net	868	420

Net cash provided by (used in) operating activities	(4)	479

Cash flows from investing activities:
Net cash acquired in acquisition	782	—
Capital expenditures	(2,613)	(2,115)
Capitalized software	(971)	(1,173)
Collection of notes receivable	180	304
Proceeds from sale of fixed assets	4,499	107
Decrease in restricted cash	115	422
Payments for acquisition-related costs	(884)	(5,653)

Net cash provided by (used in) investing activities	1,108	(8,108)

Cash flows from financing activities:
Net proceeds from sale of common stock	24,100	—
Proceeds from exercise of stock options and warrants	8,766	8
Draws on line of credit	4,900	—
Repayment of line of credit	(4,900)	—
Payment of notes payable, capital leases and long-term debt	(27,089)	(1,824)

Net cash provided by (used in) financing activities	5,777	(1,816)

Net increase (decrease) in cash and cash equivalents	6,881	(9,445)
Cash and cash equivalents at beginning of period	5,333	16,378

Cash and cash equivalents at end of period	$12,214	$6,933

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

The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 as filed with the SEC on December 15, 2004.

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

(d)	Net loss per share — Basic net loss per share of common stock is computed by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of securities into common stock; however, the following shares were excluded from the calculation of net loss per share because their effects would have been anti-dilutive:

	September 30,
	2004	2003
		(as restated)
Common shares excluded in the computation of net loss per share:
Convertible preferred stock	13,333	13,333
Stock options	1,694,531	1,195,375
Warrants	900,049	1,460,994

	2,607,913	2,669,702

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

Under SFAS No. 123, as amended by SFAS No. 148, compensation cost for the Company’s stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. Had the Company adopted SFAS No. 123 in accounting for its stock option plans, the Company’s consolidated net loss and net loss per share for the three and nine months ended September 30, 2004 and 2003 would have been adjusted to the pro forma amounts indicated as follows:

In thousands except for per share data	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net loss, as reported	$(1,028)	$(33)	$(2,227)	$(3,593)
Deduct: Total stock-based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(307)	(3,334)	(1,613)	(4,041)
Addback charges already taken for intrinsic value of options	36	—	92	—

Pro forma net loss	$(1,299)	$(3,367)	$(3,748)	$(7,634)

Loss per common share:
Basic and Diluted — as reported	$(0.08)	$—	$(0.20)	$(0.54)
Basic and Diluted — pro forma	$(0.10)	$(0.50)	$(0.33)	$(1.13)

(1) The following ranges of assumptions were used in the calculation of pro forma compensation expense for the periods presented:

Risk-free interest rate	4.1% - 4.5%	3.6%	3.8% - 4.8%	3.4% - 4.3%
Expected life	10 years	10 years	10 years	10 years
Expected volatility	75% - 76%	81%	75% - 77%	81%
Dividend yield	0%	0%	0%	0%

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(f)	New Accounting Pronouncements — In September 2004, the Financial Accounting Standards Board (“FASB”) issued EITF No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share” (“EITF No. 04-8”). EITF No. 04-8 addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share and requires that contingently convertible debt instruments are to be included in the computation of diluted earnings per share regardless of whether the market price or other trigger has been met. EITF No. 04-8 also requires that prior period diluted earnings per share amounts presented for comparative purposes be restated. EITF No. 04-8 is effective for reporting periods ending after December 15, 2004. As a result of the issuance of EITF No. 04-8, shares convertible from the Company’s $13.1 million convertible notes may be required to be included in the calculation of earnings per share in periods of net income; however, the FASB has yet to reach a conclusion as to the effect of non market price triggers on earnings per share calculations in situations where the instrument contain only non-market price trigger, such as the Company’s convertible notes, and therefore the impact to the Company is not determinable at this time.

(g)	Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications include the movement of direct labor and manufacturing overhead from selling, general and administrative expenses to cost of tangible products sold in the Laboratory Communications Solutions segment to better reflect the production of tangible products in this segment.

In thousands	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	As Originally Reported	As Reclassified	As Originally Reported	As Reclassified
Cost of laboratory communication devices and other tangible goods	$3,462	$4,246	$9,846	$12,096
Selling, general and administrative expenses	$9,135	$8,351	$29,755	$27,505

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(2)	Acquisition of PlanVista

On March 2, 2004, the Company acquired all of the capital stock of PlanVista Corporation, a publicly-held company located in Tampa, Florida and Middletown, New York that provides medical cost containment and business process outsourcing solutions, including claims repricing services, for the medical insurance and managed care industries, as well as services for healthcare providers, including individual providers, preferred provider organizations and other provider groups, for 3,600,000 shares of ProxyMed common stock issued to PlanVista’s shareholders. In addition, ProxyMed assumed debt and other liabilities of PlanVista, and incurred $1.3 million in acquisition related expenses. The value of these shares was $59.8 million based on the average closing price of ProxyMed’s common stock for the day of and the two days before and after the announcement of the definitive agreement on December 8, 2003 in accordance with EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in Purchase Business Combination”. Additionally, ProxyMed raised $24.1 million in a private placement sale of its common stock to various entities affiliated with General Atlantic Partners and Commonwealth Associates to partially fund repayment of PlanVista’s debts and other obligations outstanding at the time of the acquisition (see Note 7). The acquisition enables the Company to offer a new suite of products and services, provide new end-to-end services, increase sales opportunities with payers, strengthen business ties with certain customers, expand technological capabilities, reduce operating costs and enhance its public profile.

The Company had previously entered into a joint marketing agreement with PlanVista for the sale of PlanVista’s services in June 2003. As part of that agreement, PlanVista granted the Company a warrant to purchase 15% of the number of outstanding shares of PlanVista common stock on a fully-diluted basis as of the time of exercise for $1.95 per share. The warrant was exercisable immediately and expired in December 2003. The warrant was accounted for at its cost under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” since it did not meet the conditions necessary to be accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Upon expiration of the warrant in December 2003, the Company recorded an impairment loss in the amount $0.5 million (representing the initial value of the warrant and calculated using a Black Scholes model) which was reflected in other expense in the Company's consolidated statement of operations for the year ended December 31, 2003.

Following consummation of the acquisition, PlanVista’s common stock was delisted from the Over the Counter Bulletin Board, and each share of PlanVista’s outstanding common stock was cancelled and converted into the right to receive 0.08271 of a share of the Company’s common stock and each holder of PlanVista series C preferred stock received 51.5292 shares of the Company’s common stock in exchange for each share of PlanVista series C preferred stock, all of which represented approximately 23% of the Company’s common stock on a fully converted basis. The holders of the Company’s outstanding stock, options and warrants at the date of the acquisition of PlanVista retained approximately 77% of the Company after the acquisition.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

An allocation of the purchase price is as follows. All items are considered final except for the pre-acquisition contingencies as discussed below:

In thousands
Common stock issued	$59,760
Acquisition-related costs	1,328
Other adjustments	(642)

Total purchase price	60,446

Allocation of purchase price:
Cash and cash equivalents	(782)
Accounts receivable, net	(9,470)
Other current assets	(381)
Property and equipment, net	(658)
Customer relationships	(24,600)
Provider network	(16,200)
Technology platforms	(1,180)
Other long-term assets	(360)
Accounts payable and accrued expenses	9,612
Income taxes payable	633
Notes payable, debt and other obligations	44,889
Other long-term liabilities	881

Goodwill	$62,830

As reported in the Company’s Form 10-Q/A as of March 31, 2004 the excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $61.0 million was initially recorded as goodwill. Due to adjustments for settled pre-acquisition contingencies of $0.7 million, potential exposure of other pre-acquisition contingencies of $0.6 million, adjustments to accrued network fees of $0.4 million and other net adjustments of $0.1 million recorded after the initial recording of the transaction, the excess of the consideration paid over the estimated fair value of net assets acquired has increased by $1.8 million to $62.8 million. Of this amount, the Company has determined that $20.7 million is tax deductible goodwill.

At the time of its acquisition by the Company, PlanVista was involved in various lawsuits and threatened litigation. As of September 30, 2004, these pre-acquisition contingencies include: (i) a lawsuit filed against a former subsidiary of PlanVista for which the Company intends to vigorously defend itself but for which the Company has determined exposure to be in a range of $0.6 million to $1.6 million and has accrued $0.6 million at September 30, 2004; (ii) a disputed New York State tax liability for which the Company is still evaluating the merits of the case and cannot yet draw a conclusion as to outcome; and (iii) two other cases for which the Company is still evaluating the merit of the case and cannot yet draw conclusions as to outcome. Management intends to either settle or determine a potential exposure for each of the aforementioned cases within 12 months, or sooner, from the acquisition date of PlanVista.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

The weighted average useful life of the customer relationships is approximately 12.0 years, the weighted average useful life of the provider network is 10.0 years, and the weighted average useful life of the technology platforms is 4.5 years. The valuation of PlanVista’s provider network and technology platforms was based on management’s estimates which included consideration of a replacement cost methodology. The value of the customer relationships was calculated on a discounted cash flow model.

Additionally, the Company wrote-off against goodwill $0.6 million of other liabilities related to the marketing agreement with PlanVista from June 2003 (shown as “other adjustments” in the preceding purchase price allocation table). The results of PlanVista’s operations have been included in the Company’s consolidated financial statements since March 2004 in its Transaction Services segment.

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

All officers and employees of PlanVista, with the exception of PlanVista’s chief financial officer, continued employment with the Company. In May 2004, PlanVista’s Chief Executive Officer announced his resignation and effective September 1, 2004 he became a consultant to the Company. Under the terms of this agreement, he is allowed to continue to vest in the stock options he received at the time of the acquisition of PlanVista (see Note 8(b)).

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

Additionally, certain officers, directors and employees of PlanVista were granted options to purchase an aggregate of 200,000 shares of ProxyMed common stock at an exercise price of $17.74 per share. Of these original options granted, 173,120 were to vest two-thirds on the first anniversary date of the grant and one-third on the third anniversary date of the grant. Since the exercise price was less than the market price as of the date of issuance, the Company is recording periodic non-cash compensation charges over the vesting period of the options based on the intrinsic value method. For the three and nine months ended September 30, 2004, the Company recorded non-cash compensation charges of $35,000 and $92,000, respectively, for these options. Subsequent to the original issuance of these options, 10,608 stock options have been cancelled due to separation of employment with the Company. In addition, 68,543 granted to the PlanVista’s former Chief Executive Officer as a result of his resignation effective September 1, 2004 have been modified due to his change in employment status (see Note 8(b)). The balance of 26,880 options was granted to PlanVista’s former Chief Financial Officer in connection with a consulting arrangement with him. Fifty percent of these options vested immediately upon the change of control and 25% vest on each of the three month and six month anniversaries of the change in control. The Company recorded a charge of approximately $0.1 million in compensation expense associated with this grant in the three months ended March 31, 2004 utilizing a Black-Scholes model using the following assumptions: risk-free interest rate of 1.2%, expected life of 9 months, expected volatility of 42% and no dividend yield.

The following unaudited pro forma summary presents the consolidated results of operations of ProxyMed and PlanVista as if the acquisitions of these businesses had occurred on January 1, 2003. These pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on that date, or of results that may occur in the future.

	Nine Months Ended September 30,
In thousands (except for per share data)	2004	2003
Revenues	$73,333	$77,148
Cost of sales	$27,753	$31,693
Selling, general and administrative expenses	$37,657	$36,259
Operating income (loss)	$(13)	$1,432
Interest expense, net	$1,687	$1,489
Net loss	$(1,891)	$(626)
Basic and diluted net loss per share of common stock	$(0.15)	$(0.05)

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(3)	Sale of Assets

On June 30, 2004, the Company sold certain assets and liabilities of its Laboratory Communications Solutions segment that were used in its non-core contract manufacturing business to an entity formed by a former executive of the Company for $4.5 million in cash. Under terms of the sale agreement, the Company received $3.5 million in cash at closing and received the balance of $1.0 million in cash in July and August 2004 upon presentation of final accounting.

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

As a result of the transaction, the Company recorded a loss on sales of assets of $0.1 million in the nine months ended September 30, 2004. This loss includes the value of options to purchase 10,000 shares of the Company’s common stock granted to the former executive at an exercise price of $16.00 in July 2004 which was originally accrued at June 30, 2004.

As part of the disposition, the Company agreed to purchase certain component parts (valued at $0.4 million at June 30, 2004) from the new owner for use in its Laboratory Communication Solutions business on a non-exclusive basis through March 31, 2005 at a fixed price deemed to be at fair market value by the Company’s management. As of September 30, 2004, this remaining commitment had been reduced to less than $0.1 million. Additionally, the Company has agreed to sublease a portion of its current facilities through April 2005 and provide certain administrative services to the new entity.

(4)	Inventory

Inventory consists of the following at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
In thousands	2004	2003
	(unaudited)
Materials, supplies and component parts	$664	$2,018
Work in process	24	591
Finished goods	933	746

	1,621	3,355
Less: obsolescence reserve	(40)	(8)

	$1,581	$3,347

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(5)	Goodwill and Other Intangible Assets

(a)	Goodwill — The changes in the carrying amounts of goodwill for the nine months ended September 30, 2004 by operating segment are as follows. Changes to goodwill acquired during the period are more fully described in Note 2:

		Laboratory
	Transaction	Communication
In thousands	Services	Solutions	Total
Balance as of December 31, 2003	$28,673	$2,102	$30,775
Goodwill acquired during the period	62,830	—	62,830

Balance as of September 30, 2004 (unaudited)	$91,503	$2,102	$93,605

(b)	Other Intangible Assets — The carrying amounts of other intangible assets as of September 30, 2004 and December 31, 2003, by category, are as follows:

	September 30, 2004 (unaudited)			December 31, 2003
	Carrying	Accumulated		Carrying	Accumulated
In thousands	Amount	Amortization	Net	Amount	Amortization	Net
Capitalized software	$2,755	$(582)	$2,173	$1,788	$(183)	$1,605
Purchased technology	10,306	(4,336)	5,970	9,126	(3,194)	5,932
Customer relationships	34,394	(3,590)	30,804	9,793	(1,446)	8,347
Provider network	16,200	(945)	15,255	—	—	—

	$63,655	$(9,453)	$54,202	$20,707	$(4,823)	$15,884

Amortization expense of other intangible assets was $1.8 million and $4.6 million three and nine months ended September 30, 2004, respectively, and $0.8 million and $2.2 million for the three and nine months ended September 30, 2003, respectively.

As of September 30, 2004, estimated future amortization expense of other intangible assets is as follows:

In thousands
2004 (remaining quarter)	$1,940
2005	7,326
2006	7,105
2007	6,799
2008	6,197

$29,367

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(6)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
In thousands	2004	2003
	(unaudited)
Accounts payable	$1,556	$2,956
Accrued payroll and related costs	3,131	1,860
Accrued vendor rebates and network fees payable	2,835	1,198
Acquisition related costs	—	459
Other accrued expenses	3,583	1,791

Total accounts payable and accrued expenses	$11,105	$8,264

(7)	Debt Obligations

(a)	Senior Debt — As a result of the acquisition of PlanVista, the Company assumed and guaranteed a $20.4 million secured obligation to PVC Funding Partners, LLC (an investment company related to Commonwealth Associates, LP). This obligation is payable in monthly installments of $0.2 million and matures with a balloon payment of $18.0 million on May 1, 2005 and currently bears an interest rate of 6%, payable monthly in cash, which increases to 10% on December 1, 2004. Under the covenants of the senior debt obligation, PlanVista (as a wholly-owned subsidiary) is limited in its ability to transfer cash to ProxyMed (as the parent company). Additionally, the assets of PlanVista are not eligible collateral for the Company’s asset-based line of credit due to covenants of the senior debt. At September 30, 2004, the balance of this senior debt is $19.2 million.

(b)	Convertible Notes — On December 31, 2002, the Company issued $13.4 million in uncollateralized convertible promissory notes at 4% to the former shareholders of MedUnite as part of the consideration paid in its acquisition of MedUnite. Interest is payable quarterly in cash in arrears. The convertible promissory notes are payable in full on December 31, 2008 unless converted earlier upon the meeting of certain aggregate revenue triggers by the former shareholders. After an offsetting claim by the Company in October 2003 in the amount of $0.3 million, the outstanding balance of these notes is $13.1 million. Additionally, as a result of the reduction in principal, the notes are now convertible into 716,968 shares of the Company’s common stock subject to achieving the revenue triggers. The first revenue trigger was met in the fourth quarter of 2003.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(c)	Notes Payable — In February 2003, the Company financed $0.3 million for a certain liability insurance policy required for the MedUnite acquisition over 24 months at 5.25% to a third-party. At September 30, 2004, the note has an outstanding balance of $28,000 and is collateralized by a letter of credit in the amount of $0.1 million (supported with restricted cash).

In March 2003, the Company restructured $3.4 million in accounts payable and accrued expenses acquired from MedUnite and outstanding at December 31, 2002 to one vendor by paying $0.8 million in cash and financing the balance of $2.6 million with an unsecured note payable over 36 months at 8% commencing in March 2003. At September 30, 2004, the balance of this note payable is $1.3 million.

In April 2003, the Company financed a net total of $2.0 million ($2.8 million in accounts payable and accrued expenses offset by $0.8 million in accounts receivable) existing at December 31, 2002 from MedUnite to NDCHealth by issuing an unsecured note payable over 24 months at 6%. At September 30, 2004, the balance of this note payable is $1.0 million.

In January 2004, the Company financed $0.3 million of a liability insurance policy premium with an unsecured note, payable over 9 months at 4.9% to a third-party. As of September 30, 2004, the balance of this note has been paid in full.

As a result of the acquisition of PlanVista, the Company also assumed notes payable to two former board members of PlanVista. The combined balance of these notes is $0.5 million at September 30, 2004. One of these board members has been appointed as director of ProxyMed as a result of the acquisition. These notes bear interest at prime plus 4% and $0.1 million in interest is accrued at September 30, 2004. Both principal and interest were due on December 1, 2004; however, repayment of principal and accrued interest are expressly subordinated to prior payment of the Senior Debt which has not yet been paid and is due on May 1, 2005.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

The Company also assumed an unsecured note payable that financed a certain liability policy of PlanVista that was required as part of the acquisition. This note bears interest at 8.5% and is payable to a third-party. As of September 30, 2004, the balance of this note had been paid in full.

(d)	Revolving Credit Facility – In February 2004, the Company drew down $4.4 million on its revolving credit facility to provide bridge funding in its acquisition of PlanVista. This amount was repaid in March 2004. At March 31, 2004, there was $0.5 million drawn on this line of credit which was subsequently repaid in April 2004.

Debt as of September 30, 2004 and December 31, 2003 are as follows:

	September 30,	December 31,
In thousands	2004	2003
	(unaudited)
Senior debt	$19,195	$—
Convertible notes	13,137	13,137
Notes payable	2,809	3,769

	35,141	16,906
Less: current maturities	21,367	1,712

	$13,774	$15,194

As of September 30, 2004, debt payments over the next several years are as follows. The amounts assume no conversion of the convertible debt:

2004 (remaining quarter)	$1,726
2005	20,073
2006	205
2007	—
2008	13,137

$35,141

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(8)	Equity Transactions

(a)	Sale of Common Stock — On March 2, 2004, the Company sold an aggregate of 1,691,227 shares of unregistered common stock at $14.25 per share in a private placement to General Atlantic Partners 77, L.P., GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, Gapstar, LLC, GAPCO GmbH & Co. KG., PVC Funding Partners, LLC, ComVest Venture Partners, L.P., Shea Ventures, LLC, and Robert Priddy (the “Purchasers”) resulting in net proceeds of $24.1 million. No placement agent was used in this transaction. The Company has agreed to grant the Purchasers certain demand and “piggy back” registration rights. The proceeds from this transaction were used with other available funds to retire certain debts of PlanVista and to fund certain costs associated with the Company’s acquisition of PlanVista.

(b)	Stock Options — During the three and nine months ended September 30, 2004, the Company granted 43,500 and 290,373 stock options, respectively, at exercise prices between $10.10 and $20.05 per share to officers and employees. Such options are for a ten-year term and generally vest equally over the three years following the date of the grant. However, of these options, 173,120 options granted to employees of PlanVista upon its acquisition by ProxyMed will vest two-thirds on the first anniversary date of the grant and one-third on the third anniversary date of the grant. As described in Note 2, since these options were granted at an exercise price of $17.74, which was below the $19.00 market price at the time of issuance, the Company records periodic non-cash compensation charges over the vesting period of the options based on the intrinsic value method. For the three and nine months ended September 30, 2004, the Company recorded charges of $35,000 and $92,000, respectively, for these options.

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

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

In June 2004, the Company’s outside directors were granted a total of 35,000 and 15,000 options at an exercise price of $20.00 to compensate the directors upon re-election to the board and for participation on a committee, respectively, pursuant to guidelines adopted by the Company’s Board of Directors in May 2002. Option grants for the re-election to the board are for a ten-year term and vest immediately. Options for participation in committees are for a ten-year term and vest in full after three years but a portion may be accelerated to vest after each committee meeting attended.

As noted in Note 3, stock options to purchase 10,000 shares of the Company’s common stock at an exercise price of $16.00 were granted to a former executive of the Company who purchased the Company’s contract manufacturing assets on June 30, 2004. Such options were valued at $0.1 million and included in the loss on disposal of assets for the nine months ended September 30, 2004. These options are for a three-year term and 5,000 options vest the end of each of next two years.

As a result of PlanVista’s former Chief Executive Officer’s change in status and modification to the original stock option award as described in Note 2, the Company is amortizing the $0.1 million value of these options as a non-cash compensation charge in its statement of operations over the 30-month period of the agreement in proportion to the vesting schedule of the stock options. The value of these options was computed utilizing a Black-Scholes model using the following assumptions: risk-free interest rate of 2.8%, expected life of 2.5 years, expected volatility of 65% and no dividend yield. Additionally, each reporting period the Company must measure the value of these options and record any increase in value as a period charge. As of September 30, 2004, the value of these options had increased by $3,400 and the Company recorded a charge in its statement of operations for the three and nine months ended September 30, 2004.

(c)	Exercise of Warrants — On March 25, 2004, General Atlantic Partners exercised 549,279 warrants it received in April 2002 with an exercise price of $15.93 for $8.75 million in cash.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(9)	Segment Information

ProxyMed operates in two reportable segments that are separately managed: Transaction Services (formerly known as Electronic healthcare transaction processing) and Laboratory Communication Solutions. Transaction Services includes transaction, cost containment and value-added services principally between physicians and insurance companies (Payer Services and Medical Cost Containment Services) and physicians and pharmacies (Prescription Services); and Laboratory Communication Solutions includes the sale, lease and service of communication devices principally to laboratories and through June 30, 2004, the contract manufacturing of printed circuit boards (Laboratory Services). As a result of a re-alignment of its Corporate overhead functions (i.e., executives, finance, legal, human resources, facilities, insurance, etc.) in the second quarter of 2004, the Company is now reporting these expenses and assets as part of its Transaction Services segment. International sales were attributable to the manufacturing assets of the Laboratory Communication Solutions segment that were sold on June 30, 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
In thousands

Net revenues by operating segment:
Transaction Services	$18,999	$11,829	$52,117	$35,102
Laboratory Communication Solutions	3,512	6,233	15,548	18,092

	$22,511	$18,062	$67,665	$53,194

Net revenues by geographic location:
Domestic	$22,511	$17,720	$67,559	$52,046
International (1)	—	342	106	1,148

	$22,511	$18,062	$67,665	$53,194

Operating income (loss) by operating segment:
Transaction Services	$(959)	$784	$(1,123)	$(1,382)
Laboratory Communication Solutions	509	366	1,464	1,168
Corporate	—	(980)	(1,097)	(2,807)

	$(450)	$170	$(756)	$(3,021)

	September 30, 2004	December 31, 2003
Total assets by operating segment:
Transaction Services	$177,761	$54,052
Laboratory Communication Solutions	7,273	12,053
Corporate	—	7,025

	$185,034	$73,130

(1)	All amounts are transacted in US Dollars

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(10)	Income Taxes

As of September 30, 2004, the Company had a net deferred tax asset of approximately $68.0 million, which was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset. The provision for income taxes reported in the statement of operations for the three and nine months ended September 30, 2004 reflects approximately $0.1 million and $0.2 million, respectively, primarily for state income taxes.

(11)	Settlement of Liability

In May 2004, the Company settled a long-term liability assumed in the acquisition of MedUnite for $0.8 million. The liability was being carried at its present value of $0.9 million. The resulting gain of $0.1 million is reflected as other income in the statement of operations for the three and nine months ended September 30, 2004.

(12)	Supplemental Cash Flow Information

	Nine months Ended September 30,
In thousands	2004	2003
Cash paid for interest	$1,259	$601

In January 2004, the Company financed $0.3 million of a liability insurance policy premium with an unsecured note, payable over 9 months at 4.9% to a third-party.

In March 2004, the Company issued 3,600,000 shares of common stock in connection with its acquisition of PlanVista valued at $59.8 million (see Notes 2 and 8).

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited), Continued

(13)	Commitments and Contingencies

(a)	Leases — In September 2004, the Company entered into a new five year facilities lease for its California operations. As a result, it moved its previously existing Santa Ana and San Diego facilities into a one new facility in Santa Ana.

(b)	Commitments — As part of the its disposition of certain assets and liabilities of its Laboratory Communications Solutions segment that were used in its non-core contract manufacturing business on June 30, 2004 (see Note 3), the Company agreed to purchase certain component parts (valued at $0.4 million at June 30, 2004) from the new owner for use in its Laboratory Communication Solutions business on a non-exclusive basis through March 31, 2005 at a fixed price deemed to be at fair market value by the Company’s management. As of September 30, 2004, this remaining commitment had been reduced to less than $0.1 million. Additionally, the Company has agreed to sublease a portion of its current facilities through April 2005 and provide certain administrative services to the new entity.

(c)	Contingencies - At the time of its acquisition by the Company, PlanVista was involved in various lawsuits and threatened litigation. These pre-acquisition contingencies include: (i) a lawsuit filed against a former subsidiary of PlanVista for which the Company intends to vigorously defend itself but for which the Company has determined exposure to be in a range of $0.6 million to $1.6 million and has accrued $0.6 million at June 30, 2004; (ii) a disputed New York State tax liability for which the Company is still evaluating the merits of the case and cannot yet draw a conclusion as to outcome; and (iii) two other cases that preceded the acquisition of PlanVista for which the Company is still evaluating the merits of the case and cannot yet draw conclusions as to outcome. In the ordinary course of business, the Company is subject to various pending and threatened litigation, none that management is able to determine will have a material impact on the Company’s consolidated financial statements.

(14)	Restatement - The Company determined that the mark-to-market increases in the warrant value the Company received from PlanVista previously recorded to other income in the 2003 periods were not appropriate and should be eliminated.

The impact of the restatement for item described above is as follows for the periods noted:

In thousands	Three Months Ended September 30, 2003 (unaudited)		Nine Months Ended September 30, 2003 (unaudited)
	As Previously Reported	As Restated	As Previously Reported	As Restated
Other income	$4,041	$—	$4,793	$—
Net income (loss)	$4,008	$(33)	$1,200	$(3,593)
Basic earnings (loss) per share	$0.59	$—	$0.18	$(0.53)
Diluted earnings (loss) per share	$0.58	$—	$0.18	$(0.53)

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to our consolidated financial statements on this Form 10-Q and notes thereto and those included in Part IV starting on Page F-7 of our Form 10-K/A for the year ended December 31, 2003 and to provide an understanding of our results of operations, financial condition, and changes in financial condition. Our MD&A is organized as follows:

•	Introduction - This section provides a general description of our business, summarizes the significant acquisitions/dispositions we completed in the last two years, and provides a brief overview of our operating segments.

•	Restatement of Financial Statements - This section briefly describes restatements of our previously filed consolidated financial statements.

•	Results of Operations - This section provides our analysis and outlook for the line items on our consolidated statement of operations on both a company-wide and segment basis.

•	Liquidity and Capital Resources - This section provides an analysis of our liquidity and cash flows, as well as our discussion of our debts and other commitments.

•	Critical Accounting Policies and Estimates - This section discusses those accounting policies that are considered to be both important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to our consolidated financial statements in this Form 10-Q and starting on Page F-7 in our Form 10-K/A for the year ended December 31, 2003.

•	New Accounting Pronouncements - This section includes a discussion of recently published accounting authoritative literature that may have an impact on our historical or prospective results of operations or financial condition.

Introduction

     We believe we are the nation’s second largest independent provider-based electronic healthcare transaction services company. We provide connectivity services and related value-added products to physicians, payers, pharmacies, medical laboratories, and other healthcare providers and suppliers. Our services support a broad range of financial, clinical and administrative transactions, and are HIPAA-certified through Claredi, an independent certification and testing services company specializing in HIPAA compliance. To facilitate these services, we operate PhoenixTM, our secure national electronic information platform, which provides physicians and other healthcare providers with direct connectivity to one of the industry’s largest list of payers, the industry’s largest list of chain and independent pharmacies and the largest list of clinical laboratories. Our corporate headquarters is located in Atlanta, Georgia and our products and services are provided from various operational facilities located throughout the United States. We also operate our clinical computer network and portions of our financial and real-time production computer networks from a secure, third-party co-location site located in Atlanta, Georgia. All of our revenues are generated domestically.

     Our primary strategy is focused on leveraging our leading position as an independent back-end connectivity provider to small physician offices. Through strategic relationships and partnerships with front-end solution providers, our goal is to drive more healthcare transactions through PhoenixTM while remaining neutral in the battle for the physician’s desktop. Additionally, we expect that there will be opportunities to increase revenues by cross-selling our existing products and services to our current customer base of physicians and other healthcare providers, as well as revenue opportunities from the development of new services from our development efforts, including Internet-based transaction services. We remain committed to developing additional capabilities and value-added products and services, and to expanding our back-end connectivity network. In conjunction with this philosophy, we have recently introduced PCAT™ and ProxyEnroll™, our new web-based service tools for support and enrollment. We have also added new services offerings for our payer customers through our acquisition of PlanVista Corporation (“PlanVista”) on March 2, 2004 for claims re-pricing services..”

Restatement of Financial Statements

     As discussed in Note 14 to the consolidated financial statements, our financial statements for the 2003 periods have been restated. The accompanying MD&A gives effect to that restatement.

Acquisitions

     On December 31, 2002, we acquired all of the outstanding stock of MedUnite, Inc. (“MedUnite”) for $10 million in cash and an aggregate of $13.4 million principal amount of 4% convertible promissory notes. In addition, we paid approximately $6.7 million in transaction and exit related costs (which were originally estimated at $8.3 million). Interest on the convertible notes is payable in cash on a quarterly basis. The convertible promissory notes (now currently payable at a maturity value of $13.1 million after a claim setoff against the escrow in December 2003) are payable in full on December 31, 2008, and are convertible into an aggregate of 716,968 shares (originally 731,322 shares before the claim setoff) of our common stock if the former shareholders of MedUnite achieve certain revenue-based triggers over the next three and one-half year period. The shares of our common stock issuable upon conversion of the convertible notes were to be registered by us promptly after a conversion trigger event is met. The first threshold trigger was reached during the fourth quarter of 2003 and the convertible notes were reduced to $13.1 million at December 31, 2003 as a result of a claim against the escrow. We have filed a registration statement for these shares on Form S-3 with the SEC, which has not yet gone effective as of the date of this report. The operations of MedUnite are reflected with our operations for the twelve months ended December 31, 2003. Additionally, we spent much of the 2003 year integrating the operations of MedUnite into our existing operations, and currently the organizations are run and managed as one operating unit. As a result, meaningful separate results and statistics for MedUnite are no longer available.

     On March 2, 2004, we acquired PlanVista Corporation (“PlanVista”), a company that provides medical cost containment and business process outsourcing solutions for the medical insurance and managed care industries, as well as services for health care providers, including individual providers, preferred provider organizations and other provider groups for 3,600,000 shares of our common stock issued to PlanVista shareholders valued at $59.8 million (based on the average closing price of our common stock for the day of and the two days before and after December 8, 2003, the date of the announcement of the definitive agreement). We also assumed debt and other liabilities of PlanVista, and incurred $1.3 million in acquisition-related costs. Additionally, we raised $24.1 million in a private placement sale of our common stock to General Atlantic Partners, Commonwealth Associates and other parties to partially fund repayment of certain of PlanVista’s debts and other obligations outstanding at the time of the acquisition. The merger enables us to offer a new suite of products and services, provide new end-to-end services, increase sales opportunities with payers, strengthen business ties with certain customers, expand technological capabilities, reduce operating costs and enhance our public profile.

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

     In connection with this acquisition, our shareholders approved (1) an amendment to our articles of incorporation to increase the total number of authorized shares of the Company’s common stock from 13,333,333-1/3 shares to 30,000,000 shares, (2) the issuance of 1,691,229 shares of our common stock at $14.25 per share in a private equity offering valued at $24.1 million (to retire a portion of debt of PlanVista and pay certain expenses associated with the merger), (3) the issuance of 3,600,000 shares of our common stock in connection with the merger, and (4) an amendment to our 2002 Stock Option Plan to increase the total number of shares available for issuance from 600,000 to 1,350,000.

Sale of Assets

     On June 30, 2004, we sold certain assets and liabilities of our Laboratory Communications Solutions segment that were used in our non-core contract manufacturing business to a new entity owned by a former executive of ProxyMed for $4.5 million in cash. Under terms of the sale agreement, we received $3.5 million in cash at closing and received the balance of $1.0 million in cash in July and August 2004 following the presentation of the final accounting. As part of the disposition, we agreed to purchase certain component parts from the new owner for use in our Laboratory Communication Solutions business on a non-exclusive basis at a fixed price deemed to be at fair market value by management. These parts were valued at $0.4 million at June 30, 2004. As of September 30, 2004, this remaining commitment had been reduced to less than $0.1 million. Additionally, we agreed to sublease a portion of our current facilities through April 2005 and provide certain administrative services to the new entity.

     As a result of the transaction, we recorded a loss on sale of assets of $0.1 million in the three months ended June 30, 2004. This loss includes the value of options to purchase 10,000 shares of the Company’s common stock granted to the former executive at an exercise price of $16.00 in July 2004 which was accrued at June 30, 2004.

Operating Segments

     We operate in two reportable segments that are separately managed: Transaction Services (formerly known as Electronic healthcare transaction processing) and Laboratory Communication Solutions. Transaction Services includes transaction, cost containment and other value-added services principally between physicians and insurance companies (Payer Services) and physicians and pharmacies (Prescription Services); and Laboratory Communication Solutions includes the sale, lease and service of communication devices principally to laboratories and, through June 30, 2004, the contract manufacturing of printed circuit boards (Laboratory Services). Commencing in March 2004, the operations of PlanVista are included in our Transaction Services segment (Medical Cost Containment Services). As a result of a re-alignment of our Corporate overhead functions (i.e., executives, finance, legal, human resources, facilities, insurance, etc.) in the second quarter of 2004, we now report these expenses as part of our Transaction Services segment. Accordingly, our Corporate segment in the comparable periods has been combined with our Transaction Services segment to facilitate a better comparison between periods.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003.

     Net Revenues. Consolidated net revenues for the three months ended September 30, 2004 increased by $4.4 million, or 25%, to $22.5 million from consolidated net revenues of $18.1 million for the three months ended September 30, 2003. Net revenues classified by our reportable segments are as follows:

	Three Months Ended September 30,
In thousands	2004	2003
Transaction Services	$18,999	$11,829
Laboratory Communication Solutions	3,512	6,233

	$22,511	$18,062

     Net revenues in our Transaction Services segment increased by $7.2 million, or 61%, over the 2003 period. This increase is primarily due to the acquisition of PlanVista (increase of $8.0 million in net revenues) offset by declines in volumes of electronic claims, statements and real-time transactions processed (decrease of $0.9 million). While core transaction growth is up 4% compared to the 2003 period (see below), revenue dollars have grown significantly due to the higher per transaction revenue attributable to our cost containment transactions compared to our traditional core transactions.

     For the 2004 period, approximately 84% of our revenues came from our Transaction Services segment compared to 65% from this segment for the 2003 period. For the remainder of 2004 and beyond, it is anticipated that our greatest growth will come from this segment.

     Laboratory Communication Solutions segment net revenues decreased by $2.7 million, or 44%, over the 2003 period. We did see a decrease in revenue from sales of our laboratory communication devices and related services compared to the 2003 period (decrease of $0.2 million), but as expected, our overall revenues in this segment declined because of the sale of certain assets and liabilities in this segment for our contract manufacturing business on June 30, 2004 (decrease of $2.5 million).

     A summary of the number of transactions we processed for the periods presented is as follows:

	Three Months Ended September 30,
In thousands	2004	2003
Core transactions (1)	46,323	48,495
Additional core transactions	17,354	12,661
Encounters	6,561	6,510

Total transactions	70,238	67,666

(1)	Includes 1.3 million cost containment transactions in the 2004 period from ProxyMed’s acquisition of PlanVista

          “Core” transactions represent all transactions except for encounters. As a result of a continued review of our business, we have made changes to our transaction counting process to insure that our transactions are counted on the same methodology for all purposes, whether internal or external. Previously, we had excluded certain transactions primarily associated with an outsourcing contract due to the nature of the business model for those transactions. These transactions are included above as “additional core transactions”.

          “Cost Containment” transactions represent the number of claims sent by our payer clients to be re-priced through our provider network, and are included in the core transaction count.

          “Encounters” are an administrative reporting transaction for payers but do not generate revenue for the provider who must submit them. Accordingly, rather than submitting on a routine basis, most providers choose to periodically “catch up” on their submissions, creating monthly and quarterly swings in both the number of encounters we process and what percentage of our transaction mix they represent. Since encounters are at a significantly lower price than claims, these swings make it difficult to easily analyze our quarter-over-quarter growth in our core business. In addition, we do not expect our encounter volume to grow on an annual basis, as payers are not expanding the capitated service model that is the foundation of encounters. Therefore, we believe that breaking out encounters shows more clearly our growth in core transactions.

          Cost of Sales. Consolidated cost of sales decreased as a percentage of net revenues to 35% for the three months ended September 30, 2004 from 45% for the three months ended September 30, 2003. Cost of sales classified by our reportable segments is as follows:

	Three Months Ended September 30,
In thousands	2004	2003
Transaction Services	$5,856	$3,804
Laboratory Communication Solutions	1,936	4,250

	$7,792	$8,054

          Cost of sales in our Transaction Services segment consists of transaction fees, provider network outsourcing fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, revenue sharing arrangements with our business partners, third-party database licenses, and certain travel expenses. Cost of sales in the 2004 period increased $2.1 million, or 54%, from the 2003 period. As a percentage of revenues, cost of sales in this segment decreased to 31% in the 2004 period compared to 32% in the same period last year primarily due to a change in the mix of transaction types from higher cost patient statements to lower cost claim transactions (decrease of $0.4 million), the loss of business from a low margin gateway partner (i.e. another clearinghouse that routes transactions through our network because they do not have a contract with one or more specific payers) during the latter half of the 2003 year (decrease of $0.1 million), offset by the addition of higher margin medical Cost Containment services from our acquisition of PlanVista (increase of $2.7 million).

          With the filing of our financial statements for the 2003 fiscal year, we reclassified direct labor and manufacturing overhead from selling, general and administrative expenses to cost of tangible products sold to better reflect the production of tangible products. All prior periods have a similar reclassification. As a result, cost of sales in the Laboratory Communication Solutions segment includes hardware, third party software, consumable materials, direct manufacturing labor and indirect manufacturing overhead. Cost of sales in the 2004 period decreased $2.3 million, or 54%, from the 2003 period. As a percentage of revenues, cost of sales in this segment decreased to 55% for the three months ended September 30, 2004 from 68% for three months ended September 30, 2003. These decreases are primarily due to the sale of our contract manufacturing assets (decrease of $2.5 million) offset by increased sales of Report TrackerTM, one of our lab results reporting products (increase of $0.1 million).

          Selling, General and Administrative Expenses. Consolidated SG&A increased for the three months ended September 30, 2004 by $4.2 million, or 50%, to $12.6 million from consolidated SG&A of $8.4 million for the three months ended September 30, 2003. Consolidated SG&A expenses as a percentage of consolidated revenues increased to 56% for the 2004 period compared to 46% in the same period last year. SG&A expenses classified by our reportable segments are as follows:

	Three Months Ended September 30,
In thousands	2004	2003
Transaction Services	$11,653	$6,986
Laboratory Communication Solutions	932	1,365

	$12,585	$8,351

          Transaction Services segment SG&A expenses for the three months ending September 30, 2004 increased $4.7 million, or 67%, over the same period last year primarily due to the addition of SG&A expenses from PlanVista for a full quarter in the 2004 period (increase of $3.0 million). Additionally, while we achieved significant reductions in expenses from our MedUnite acquisition over the course of 2003, these savings have been offset by increased expenditures related to our ongoing efforts to comply with the Sarbanes-Oxley Act of 2002 in the 2004 period (increase of $0.4 million) and finance system conversion and consolidation costs (increase of $0.1 million). As a result, segment SG&A expenses as a percentage of segment net revenues increased to 61% for the 2004 period compared to 59% for the same period last year.

          Laboratory Communication Solutions segment SG&A expenses for the three months ended September 30, 2004 decreased by $0.4 million, or 32%, over the same period last year and segment SG&A expenses as a percentage of segment net revenues increased to 27% for the 2004 period compared to 22% for the same period last year. As expected, these decreases are primarily due to the reduction in SG&A expenses related to the sale of our contract manufacturing assets on June 30, 2004.

          Depreciation and Amortization. Consolidated depreciation and amortization increased by $1.1 million to $2.6 million for the three months ended September 30, 2004 from $1.5 million for the same period last year. This increase was due to approximately $1.1 million for the amortization of intangible assets acquired in the PlanVista acquisition. Depreciation and amortization classified by our reportable segments is as follows:

	Three Months Ended September 30,
In thousands	2004	2003
Transaction Services	$2,450	$1,227
Laboratory Communication Solutions	157	251

	$2,607	$1,478

          (Gain) Loss on Disposal of Assets. In the three months ended September 30, 2004, we recorded a gain of $23,000 primarily related to the disposition of delivery vehicles and other equipment in our Laboratory Communication Solutions segment.

          Operating Income (Loss). As a result of the foregoing, the consolidated operating loss for the three months ended September 30, 2004 was $0.4 million compared to operating income of $0.2 million for the same period last year. Operating loss classified by our reportable segments is as follows:

	Three Months Ended September 30,
In thousands	2004	2003
Transaction Services	$(959)	$(196)
Laboratory Communication Solutions	509	366

	$(450)	$170

          Interest Expense, net. Consolidated net interest expense for the three months ended September 30, 2004 was $0.5 million compared to $0.2 million for the same period last year. This increase in expense is primarily due to the assumption of debt in conjunction with the PlanVista acquisition (increase of $0.3 million). Interest expense for the 2004 year is expected to be at levels above those in the prior year due to the senior debt acquired from PlanVista.

          Net Loss. As a result of the foregoing, consolidated net loss for the three months ended September 30, 2004 was $1.0 million compared to a net loss of $33,000 for the same period last year.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003.

          Net Revenues. Consolidated net revenues for the nine months ended September 30, 2004 increased by $14.5 million, or 27%, to $67.7 million from consolidated net revenues of $53.2 million for the nine months ended September 30, 2003. Net revenues classified by our reportable segments are as follows:

	Nine Months Ended September 30,
In thousands	2004	2003
Transaction Services	$52,117	$35,102
Laboratory Communication Solutions	15,548	18,092

	$67,665	$53,194

          Net revenues in our Transaction Services segment for the nine months ended September 30, 2004 increased by $17.0 million, or 48%, over the comparable period in 2003. This increase is primarily due to the acquisition of PlanVista (increase of $19.1 million), offset by declines in volumes of electronic claims, statements and other real-time transactions processed (decrease $1.5 million) and additional revenue reserves required due to a degradation in the aging of outstanding traditional accounts (increase of $0.8 million). While core transaction transactions growth was up 3% compared to the 2003 period (see below), revenue dollars have grown significantly due to the higher per transaction revenue attributable to our cost containment transactions compared to our traditional core transactions.

          For the nine months ended September 30, 2004 period, approximately 77% of our revenues came from our Transaction Services segment compared to 66% from this segment for the same period in 2003. For the remainder of 2004 and beyond, it is anticipated that our greatest growth will come from this segment.

          Laboratory Communication Solutions segment net revenues for the nine months ended September 30, 2004 decreased by $2.5 million, or 14%, from the comparable 2003 period primarily as a result of the asset sale discussed earlier in this report (decrease of $million).

          A summary of the number of transactions we processed for the periods presented is as follows:

	Nine Months Ended September 30,
In thousands	2004	2003
Core transactions (1)	144,336	147,152
Additional core transactions	45,924	37,021
Encounters	22,614	18,494

Total transactions	212,874	202,667

(1)	Includes 3.1 million cost containment transactions in the 2004 period from ProxyMed’s acquisition of PlanVista

          “Core” transactions represent all transactions except for encounters. Additionally, as a result of a continued review of our business, we have made changes to our transaction counts to insure that our transactions are counted on the same methodology for all purposes, whether internal or external. Previously, we had excluded certain transactions primarily associated with an outsourcing contract due to the nature of the business model for those transactions. These transactions are included above as “additional core transactions”.

          “Cost Containment” transactions represent the number of claims sent by our payer clients to be re-priced through our provider network.

          “Encounters” are an administrative reporting transaction for payers but do not generate revenue for the provider who must submit them. Accordingly, rather than submitting on a routine basis, most providers choose to periodically “catch up” on their submissions, creating monthly and quarterly swings in both the number of encounters we process and what percentage of our transaction mix they represent. Since encounters are at a significantly lower price point than claims, these swings make it difficult to easily analyze our quarter-over-quarter growth in our core business. In addition, we do not expect our encounter volume to grow on an annual basis, as payers are not expanding the capitated service model that is the foundation of encounters. Therefore, we believe that breaking out encounters shows more clearly our growth in core transactions.

          Cost of Sales. Consolidated cost of sales decreased as a percentage of net revenues to 38% for the nine months ended September 30, 2004 from 46% for the nine months ended September 30, 2003. Cost of sales classified by our reportable segments is as follows:

	Nine Months Ended September 30,
In thousands	2004	2003

Transaction Services	$16,015	$12,327
Laboratory Communication Solutions	9,882	12,111

	$25,897	$24,438

          Cost of sales in our Transaction Services segment consists of transaction fees, provider network outsourcing fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, revenue sharing arrangements with our business partners, third-party database licenses, and certain travel expenses. Cost of sales in this segment increased by $3.7 million, or 30%, in the 2004 period compared to the 2003 period. As a percentage of revenues, cost of sales decreased to 31% in the 2004 period compared to 35% in the same period last year primarily due to a change in the mix of transaction types from higher cost patient statements to lower cost claim transactions (decrease of $0.6 million), the loss of business from a low margin gateway partner during the latter half of the 2003 year (decrease of $0.8 million), offset by the addition of higher margin medical cost containment services from our acquisition of PlanVista (increase of $6.0 million).

          Cost of sales in our Laboratory Communication Solutions segment includes hardware, third party software, consumable materials, direct manufacturing labor and indirect manufacturing overhead. Cost of sales for this segment in the 2004 period decreased $2.2 million, or 18%, from the 2003 period. Cost of sales as a percentage of revenues in this segment was 64% for the 2004 period compared to 67% for the 2003 period. These decreases are primarily due to the sale of our contract manufacturing assets.

          Selling, General and Administrative Expenses. Consolidated SG&A increased for the nine months ended September 30, 2004 by $7.9 million, or 29%, to $35.4 million from consolidated SG&A of $27.5 million for the nine months ended September 30, 2003. Consolidated SG&A expenses as a percentage of consolidated revenues remained constant at 52% for both periods presented. SG&A expenses classified by our reportable segments are as follows:

	Nine Months Ended September 30,
In thousands	2004	2003
Transaction Services	$31,826	$23,416
Laboratory Communication Solutions	3,564	4,089

	$35,390	$27,505

          Transaction Services segment SG&A expenses for the nine months ended September 30, 2004 increased by $8.4 million, or 36% over the same period last year primarily due to the addition of SG&A expenses from PlanVista for seven months in the 2004 period (increase of $7.8 million). Additionally, while we achieved significant reductions in expenses from our MedUnite acquisition over the course of 2003, these savings have been offset by increased expenditures related to our ongoing efforts to comply with the Sarbanes-Oxley Act of 2002 compliance in the 2004 period (increase of $0.9 million).

          Laboratory Communication Solutions segment SG&A expenses for the nine months ended September 30, 2004 decreased by $0.5 million, or 13% from the same period last year and segment SG&A expenses as a percentage of segment net revenues remained constant at 23% for both periods presented. As expected, the decreases in dollars are primarily due to a reduction in expenses related to the sale of our contract manufacturing assets on June 30, 2004.

          Depreciation and Amortization. Consolidated depreciation and amortization increased by $2.9 million to $7.1 million for the nine months ended September 30, 2004 from $4.2 million for the same period last year. This increase was primarily due to approximately $2.5 million for the amortization of intangible assets acquired in the PlanVista acquisition. Depreciation and amortization classified by our reportable segments is as follows:

	Nine Months Ended September 30,
In thousands	2004	2003
Transaction Services	$6,423	$3,431
Laboratory Communication Solutions	663	722

	$7,086	$4,153

          (Gain) Loss on Disposal of Assets. In the nine months ended September 30, 2004, we recorded a loss of $68,000 primarily related to the disposition of contract manufacturing assets in our Laboratory Communication Solutions segment that were sold to a new entity formed by a former executive on September 30, 2004 offset by $26,000 in gains on vehicles and other equipment sold in the same segment. As a result of the consolidation of the ProxyMed and MedUnite offices in Atlanta in February 2003, the Company recorded $0.1 million in losses during the nine months ended September 30, 2003 primarily related to the disposition of certain assets owned and leased that were acquired in the acquisition of MDP Corporation in 2001.

          Operating Loss. As a result of the foregoing, the consolidated operating loss for the nine months ended September 30, 2004 was $0.8 million compared to an operating loss of $3.0 million for the same period last year. Operating loss classified by our reportable segments is as follows:

	Nine Months Ended September 30,
In thousands	2004	2003
Transaction Services	$(2,219)	$(4,189)
Laboratory Communication Solutions	1,463	1,168

	$(756)	$(3,021)

          Interest Expense, net. Consolidated net interest expense for the nine months ended September 30, 2004 was $1.4 million compared to $0.6 million for the same period last year. This increase in expense is primarily due to the assumption of debt in conjunction with the

PlanVista acquisition (increase of $0.8 million). Interest expense for the 2004 year is expected to be at levels above those in the prior year due to the senior debt acquired from PlanVista.

          Other Income. During the nine months ended September 30, 2004, we settled a long-term liability assumed in the acquisition of MedUnite for $0.8 million. The liability was being carried at its present value of $0.9 million. The resulting gain of $0.1 million is reflected as other income.

          Net Loss. As a result of the foregoing, consolidated net loss for the nine months ended September 30, 2004 was $2.2 million compared to net loss of $3.6 million for the same period last year.

Liquidity and Capital Resources

          In the nine months ended September 30, 2004, net cash used in operating activities totaled $4,000, and included $4.0 million to pay certain acquisition-related expenses of PlanVista outstanding as of the effective date of the acquisition. Cash provided by investing activities totaled $1.1 million and consisted primarily of $0.8 million in net cash acquired from PlanVista and $4.5 million received from the sale of our contract manufacturing assets offset by $0.9 million in costs related to the acquisitions of PlanVista and MedUnite, and $3.5 million in capital expenditures and capitalized software. Cash provided by financing activities totaled $5.8 million and consisted of a $24.1 million private placement of our common stock, an exercise of warrants for $8.8 million, and $27.0 million in repayments of notes payable, other long-term debt, and payments related to capital leases (including $23.4 million for the retirement of debts and other obligations of PlanVista upon the consummation of the acquisition).

          In the nine months ended September 30, 2003, cash provided by operating activities was $0.5 million. Cash used in investing activities was $8.1 million. During this period, we paid $5.7 million in costs related to our December 2002 acquisition of MedUnite, $3.3 million for fixed assets and capitalized software, and released a net of $0.4 million from restricted cash as we terminated our MedUnite lease in San Diego. Cash used in financing activities was $1.8 million for repayments of notes payable, other long-term debt, and payments related to capital leases. These activities were principally financed through available cash resources.

          We had cash and cash equivalents totaling $12.2 million as of September 30, 2004 compared to $6.9 million at September 30, 2003. These available funds will be used for operations, strategic acquisitions, the further development of our products and services, and other general corporate purposes. We continue to evaluate other acquisition opportunities and strategic alternatives that may add synergies to our product offerings and business strategy.

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

          As part of our sale of contract manufacturing assets on June 30, 2004, we agreed to purchase certain component parts from the new owner for use in our Laboratory Communication Solutions business on a non-exclusive basis at a fixed price deemed to be at fair market value by management. These parts were valued at $0.4 million at June 30, 2004. As of September 30, 2004, this remaining commitment had been reduced to less than $0.1 million. We do not have any material commitments for any other capital expenditures.

          In the nine months ended September 30, 2004, we spent $2.6 million towards hardware and software costs related to our technical infrastructure and administrative systems. We have also spent $1.0 million towards capitalized development of our internal systems. For the balance of the 2004 year, we expect to spend an additional $0.7 million towards these projects. Furthermore, in 2004, we have incurred costs of approximately $1.0 million in connection with the implementation of our internal control procedures mandated by the Sarbanes-Oxley Act of 2002 and with our financial system consolidation efforts. For the balance of the year, we estimate that we will spend an additional $0.5 million towards these items. Our Sarbanes-Oxley compliance efforts to date have focused primarily on documentation and remediation of our financial and operational systems across our companies and to a lesser extent, testing these systems. We expect further focus testing, both internally and with our external auditor, in the fourth quarter of 2004.

          We have also spent the better part of two years on HIPAA compliance efforts, which has resulted in significant costs. We now have over 90% of our total transaction volume migrated to a HIPAA compliant connection to our payer customers. However, on our submitter customer side, the majority of our providers continue to submit their transactions to us in legacy formats and rely on us to help meet HIPAA format requirements. Our continued efforts on the submitter side for HIPAA compliance will force us to continue to spend additional funds in the future.

          In December 2003, we closed on a $12.5 million asset-based line of credit with our commercial bank. Borrowing under such facility is subject to eligible cash, accounts receivable, and inventory and other conditions. Borrowings bear interest at the prime rate plus 0.5% or at LIBOR plus 2.25% (or LIBOR plus 0.75% in the case of borrowings against eligible cash only). As a result of our acquisition of PlanVista, we drew down $4.4 million against this line at the end of February 2004 (which was repaid in early March 2004) and had a $0.5 million draw outstanding as of March 31, 2004 that we repaid in April 2004. At this time, the assets of PlanVista are not eligible collateral for this line of credit due to covenants of the senior debt in place at PlanVista. Additionally, PlanVista (as a wholly-owned subsidiary) is limited in its ability to transfer cash to ProxyMed (as the parent company) due to additional covenants under this instrument. The expiration date of this line of credit has been extended through December 31, 2004.

          As noted above, with our acquisition of PlanVista on March 2, 2004, we utilized the $24.1 million in proceeds raised from our private placement, drew $4.4 million on our line of credit and used available cash to satisfy $27.4 million of PlanVista’s debt and other obligations and expenses outstanding as of the effective time of the acquisition. As a result of the acquisition, we acquired a cash flow positive company with $20.4 million in senior debt due in May 2005 (at an interest rate of 6% until December 2004 when the interest rate increases to 10%). While it is our intent to satisfy this debt either through refinancing, obtaining a senior line of credit or by raising equity capital, we will incur substantial additional cash interest charges until we do so. We may be unable to raise additional funds on acceptable terms or at all. Such refinancing is expected to be completed in the first quarter of 2005.

          The following table represents our contractual cash obligations due over the next several years (including obligations of PlanVista). Operating leases are shown net of any sublease agreements.

In thousands	2004(1)	2005	2006	2007	2008
Interest on convertible notes (2)	$131	$526	$525	$525	$526
Interest on senior and other debt	347	744	—	—	—
Convertible notes (2)	—	—	—	—	13,137
Senior debt of PlanVista	800	18,395	—	—	—
Notes payable (3)	1,162	1,758	207	—	—
Capital lease obligations (3)	2	5	6	1	—
Operating leases	404	997	430	420	386
Commitment for inventory	—	83	—	—	—

Total	$2,846	$22,508	$1,168	$946	$14,049

(1) Remaining quarter of 2004

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

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, but we believe that any variation in results would not have a material effect on our financial condition. We evaluate our estimates on an ongoing basis.

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

New Accounting Pronouncements

          In September 2004, the Financial Accounting Standards Board (“FASB”) issued EITF No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share” (“EITF No. 04-8”). EITF No. 04-8 addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share and requires that contingently convertible debt instruments are to be included in the computation of diluted earnings per share regardless of whether the market price or other trigger has been met. EITF No. 04-8 also requires that prior period diluted earnings per share amounts presented for comparative purposes be restated. EITF No. 04-8 is effective for reporting periods ending after December 15, 2004. As a result of the adoption of EITF No. 04-8, shares convertible from our $13.1 million convertible notes may be required to be included in the calculation of our earnings per share in periods of net income; however, the FASB has yet to reach a conclusion as to the effect of non market price triggers on earnings per share calculations in situations where the instrument contain only non-market price trigger, such as our convertible notes, and therefore the impact to the Company is not determinable at this time.

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

Available Information

Our Internet address is www.proxymed.com. We make available free of charge on or through our Internet website our annual report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material was electronically filed with, or furnished to, the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We own no derivative financial instruments or derivative commodity instruments. Revenues derived from international sales are transacted in US dollars and therefore, we do not believe that we are exposed to material risks related to foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures are effective to ensure that the information the Company is required to disclose in reports that it files or submits under the Exchange Act is communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms.

     There have not been any changes in our internal control over financial reporting during this quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In December of 2001, Insurdata Marketing Services, Inc. (“IMS”) filed a lawsuit against HealthPlan Services, Inc. (“HPS”), a former subsidiary of the Company’s PlanVista subsidiary, for unspecified damages in excess of $75,000. The complaint alleges that HPS failed to pay commissions to IMS pursuant to an arbitration award rendered in 1996. Fiserv Health, Inc. (“Fiserv”) is a third party defendant. IMS, HPS, and Fiserv each filed a motion for summary judgment on the issue of liability only, in or around June 2004, and a decision is expected. The Company denies all liability in this case and will continue to vigorously defend itself. No trial date has been established.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

Exhibit
No.	Description
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

3.3	Articles of Amendment to Restated Articles of Incorporation of the Registrant dated March 1, 2004 (incorporated by reference to Exhibit 3.1 of Form 8-K File No. 000-22052, reporting an event dated March 2, 2004).

3.4	Articles of Amendment to Articles of Incorporation of the Registrant effective August 22, 2002 (incorporated by reference to Exhibit 3.4 of Form 10-K/A for the period ended December 31, 2003).

3.5	Articles of Amendment to Articles of Incorporation of the Registrant dated December 21, 2001 (incorporated by reference to Exhibit 3.1 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).

3.6	Articles of Amendment to Articles of Incorporation dated August 21, 2001 (incorporated by reference to Exhibit 2.2 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).

3.7	Articles of Amendment to Articles of Incorporation dated July 25, 2001 (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).

Exhibit
No.	Description
3.8	Articles of Amendment to Articles of Incorporation of the Registrant effective July 14, 2000 (incorporated by reference to Exhibit 3.8 of Form 10-K/A for the period ended December 31, 2003).

3.9	Articles of Amendment to Articles of Incorporation of the Registrant dated June 15, 2000 (incorporated by reference to Exhibit 3.4 of Form 10-Q/A for the period ended September 30, 2000).

4.1	Common Stock Purchase Warrants issued to First Data Corporation (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 000-22052, reporting an event dated July 8, 2003).

4.2	Form of 4% Convertible Promissory Notes dated December 31, 2002 issued in connection with the Agreement and Plan of Merger and Reorganization dated December 31, 2002 between ProxyMed, Inc., Davie Acquisition Corp., and MedUnite, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K File No. 000-22052, reporting an event dated December 31, 2002).

4.3	Form of Common Stock Purchase Warrants issued to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co., KG and GapStar, LLC (incorporated by reference to Exhibit 10.2 of Form 8-K, File No. 000-22052, reporting an event dated March 26, 2002).

4.4	Form of Exchanged Warrant to Purchase Common Stock of the Registrant dated May 4, 2000, issued to certain investors (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).

4.5	Form of New Warrant to Purchase Common Stock of the Registrant dated May 4, 2000, issued to certain investors (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).

4.6	Form of Warrant to Purchase Common Stock of the Registrant dated December 23, 1999, issued to certain investors (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated December 23, 1999).

10.1	Amended and Restated Registration Rights Agreement among the Registrant, General Atlantic Partners 77, L.P., General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, GapStar, LLC, GAPCO GmbH & Co. KG, PVC Funding Partners, LLC, ComVest Venture Partners, L.P., Shea Ventures, LLC, and Robert Priddy, dated March 2, 2004 (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated March 2, 2004).

Exhibit
No.	Description
10.2	Letter Agreement dated July 14, 2004 between ProxyMed, Inc. and Gregory J. Eisenhauer

31.1	Certification by Michael K. Hoover, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification Gregory J. Eisenhauer, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Michael K. Hoover, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Gregory J. Eisenhauer, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *Denotes management contract or compensating plan or arrangement.

     (b) Reports on Form 8-K:

-	July 2, 2004 – The Company disclosed its sale of assets, liabilities, properties and business related to its contract manufacturing unit of its Laboratory Communication Solutions segment to a new entity formed by a former officer of the Company on June 30, 2004, including a press release dated June 28, 2004 announcing the transaction.

-	August 9, 2004 – Pursuant to Regulation FD, the Company reported on the Company’s second quarter 2004 teleconference call held on August 6, 2004, including press release dated August 5, 2004 and additional disclosures made available to the public.

-	August 17, 2004 – The Company announced a change in its independent auditors from PricewaterhouseCoopers, LLP to Deloitte & Touche LLP.

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