Form 10-K
period 2004-12-31
PROXYMED INC /FT LAUDERDALE/
filed 2005-03-17
CIK 906337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-22052

PROXYMED, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0202059

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1854 Shackleford Court, Suite 200, Atlanta, Georgia (Address of principal executive offices)	30093 (Zip Code)

Registrant’s telephone number, including area code: (770)-806-9918

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

     Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☑ Yes ☐ No

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed using $17.07 per share, the closing price of the registrant’s common stock on the Nasdaq National Market as of the last business day of the registrant’s most recently completed second fiscal quarter, was $90,445,875.

     As of March 11, 2005, 12,626,567 shares of the registrant’s common stock were issued and outstanding.

     Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on or about June 1, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

     ProxyMed, Inc. (“ProxyMed”), incorporated in Florida in 1989, is an electronic healthcare transaction processing services company providing connectivity, cost-containment services and related value-added products to physician offices, payers, medical laboratories, pharmacies and other healthcare institutions. Our broad existing connectively to payer and providers positions us as the second largest independent medical claims clearinghouse in the industry. We maintain an open electronic network for electronic transactions with no equity ownership in businesses engaged in the front-end (i.e., physician practice management software system vendors and other physician desk top vendors) or in the back-end (i.e., payers, laboratories and pharmacies). Our business strategy is to leverage our leadership position in connectivity services in order to establish ProxyMed as the premier provider of automated financial, clinical, cost containment and business outsourcing solutions, and administrative transaction services primarily between healthcare providers and payers, clinical laboratories and pharmacies. With our neutral position, we believe that we can better attract both front-end and back-end partners who may be more comfortable doing business with a non-competitive partner.

     We provide two reportable segments that are separately managed: Transaction Services (formerly known as Electronic healthcare transaction processing) and Laboratory Communication Solutions. Transaction Services includes transaction, cost containment and other value-added services principally between physicians and insurance companies, and physicians and pharmacies. Laboratory Communication Solutions includes the sale, lease and service of communication devices principally to laboratories and through June 30, 2004, the contract manufacturing of printed circuit boards commencing in March 2004, the operations of PlanVista are included in our Transaction Services segment.

     A more complete description of the products and services of each of our segments begins on page 5 below. For information regarding the results of operations of each of our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 to the Consolidated Financial Statements included in this Annual Report.

     Our electronic transaction processing services support a broad range of financial, clinical, and administrative transactions. To facilitate these services, we are completing the conversion of all of our non-clinical EDI clients to Phoenix™, our secure, proprietary national electronic information network, which provides physicians and other healthcare providers with direct connectivity to one of the industry’s largest list of payers.

     Our cost containment and business process outsourcing solutions, included in the Transaction Services segment, is directed toward the medical insurance and managed care industries. Specifically, we provide integrated national Preferred Provider Organization (“PPO”) network access, electronic claims repricing, and network and data management to healthcare payers, including self insured employers, medical insurance carriers, PPOs and Third Party Administrators (“TPAs”).

     Our corporate headquarters is located in Atlanta, Georgia, and our products and services are provided from various operational facilities located throughout the United States. We also operate our clinical computer network and portions of our financial and real-time production computer networks from a secure, third-party co-location site also located in Atlanta, Georgia.

     We believe we are uniquely positioned in our marketplace to make a contribution that our competitors do not. Our differentiators include our ability to integrate cost containment solutions, including bill negotiation and provider network recruitment, with electronic transactions and network management into one new offering: Enterprise Solutions for Payers (“ESP”). Another differentiator is our presence in the clinical laboratory market. With the nation’s largest clinical laboratories as long-time customers, we have worked in partnership with them to develop customized laboratory communication tools and services. Also, our prescription services business operates the nation’s largest and longest-established electronic and fax gateway infrastructure with extensive connectivity to major pharmacies and Pharmacy Benefit Managers (“PBMs”).

Our Changing Market

     Payers using electronic healthcare transactions (EDI) fit into two traditional categories: participating and non-participating. Participating (“par”) payers, including commercial (private) payers as well as a number of Blue Cross and Blue Shield plans traditionally pay companies like ProxyMed a fee for delivering electronic transactions to them. This allows ProxyMed to offer the transactions free to submitting providers. We believe that this allows payers to save anywhere from 50 cents to more than $2 over the cost of handling a paper transaction, and up to $5 over the cost of a phone call. This market approach is a win-win for providers and payers to date, as payer subsidies encourage providers to submit transactions electronically. Providers submitting electronically can benefit from fewer processing delays for payment.

     In contrast, non-participating (“non-par”) payers, traditionally government payers such as Medicare and Medicaid and some Blue Cross and Blue Shield plans, do not pay transaction fees. In most cases, providers pay the cost of transmitting their non-par claims or other transactions to these payers when processed through a clearinghouse.

     ProxyMed provider solutions are focused on self-service tools, and improved service levels. ProxyMed has invested millions of dollars in its processing platform called Phoenix, which will support modern self-service and drill down tool capability. Our suite of new Web-based self-service tools will provide revenue management and claims tracking, and is expected to be available in the first half of 2005. These new tools allow Providers to access details of individual claims to confirm receipt by the payer, and any error information for rejected claims.

     Over the course of 2004, ProxyMed made substantial progress on the integration of all products and services into one suite of services residing on one platform, Phoenix. This integration enhanced our ability to support multiple technologies that our providers and payers use. This suite of products covers platforms as old as DOS but also includes solutions for those that have the latest in Internet platforms.

Industry Growth

     According to the Centers for Medicare and Medicaid Services (“CMS”), health spending growth actually slowed in 2003, the first deceleration in seven years. United States healthcare expenditures grew 7.7% in 2003 to $1.7 trillion, which is down from 9.3% growth in 2002. CMS projects that national health expenditures will reach $3.4 trillion by 2013.

•	Per capita, health spending increased in 2003 by $353 to $5,670

•	Health spending accounted for 15.3% of GDP in 2003

•	Health spending outpaced growth in the overall economy by 3 percentage points

     According to Modern Healthcare’s “By the Numbers” (December 20, 2004), 22% of the nation’s healthcare dollars went to physician and clinical services, with 7% going to administrative costs. As one of the most transaction-oriented industries in the country, analysts report that healthcare generates over 35 billion financial and clinical transactions each year, including new prescription orders, refill authorizations, laboratory orders and results, medical insurance claims, insurance eligibility inquiries, encounter notifications, and referral requests and authorizations. Current healthcare information technology spending has been projected at $41.6 billion for 2004, and is predicted to continue growing steadily at 7% annually through 2006. Even with healthcare information technology spending at these levels, we believe that the healthcare industry’s use of technology lags behind many other transaction-intensive industries, with the vast majority of these healthcare transactions being performed manually and on paper.

     For physician offices, payers, laboratories and pharmacies to meet the financial, clinical and administrative demands of an evolving managed care system, we believe that they will need to process many of these types of transactions electronically. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) (see Healthcare and Privacy Related Legislation and regulation below) establishes electronic standards for eight major transaction types, including claims, eligibility inquiries and claims status inquiries. ProxyMed’s secure, proprietary systems provide an electronic link between healthcare payers and healthcare providers such as laboratories, hospitals, and physician office practices for these transactions.

Key Competitive Strengths

     We believe we have competitive advantages in three critical areas:

1)	Our solutions are encompassing. We seek to resolve our customers’ business challenges by looking at their entire business process, leveraging each area to help them realize a positive result to their bottom line. We use our market leadership position in cost containment services, payer, provider and clinical connectivity, and business process outsourcing, to develop and promote comprehensive products and services that actually escalate our customers’ success.

2)	Our connectivity is extensive. Our broad existing connectivity to payers and providers positions us as the second largest independent medical claims clearinghouse in the industry with 94% of our annual transaction volume sent directly to the designated payer rather than being routed through other transaction centers. We have almost 150,000 providers connected directly or indirectly using at least one of our existing solutions, and an additional 260,000 contracted through our network management service. To reach these direct and partnered providers, we have licensing and connectivity agreements with many national and regional companies, such as practice management system vendors, billing services, and electronic healthcare companies, and with physician offices directly. These relationships offer us an opportunity to cross-sell our products and services to our existing provider customer base. Our EDI services support a broad range of financial transactions (such as claims, patient statements, claims status reports, eligibility verification, explanations of benefits (EOB) and electronic remittance advices (ERA)); clinical transactions (such as laboratory results, new prescription orders and prescription refills); and administrative transactions (such as referrals and pre-certifications). These connections allow information to reliably move back and forth from the provider office to the appropriate healthcare institution (payer, laboratory and pharmacy) facilitating diagnosis, treatment and payment. We are also the largest provider of intelligent laboratory results reporting devices and the largest provider of retail pharmacy clinical connectivity.

3)	Our PPO network is national in scope. We believe that our PPO network, which is comprised of both directly contracted providers and those accessed through our regional network partners, is one of the top three in the nation in terms of number of providers (physicians, hospitals and ancillary providers) contracted. In terms of managed care lives accessing our network, we are currently ranked 6th.

Barriers to Entry

     We have expended considerable time, effort and expense developing the infrastructure, relationships, and interoperability of our back-end connectivity for both financial and clinical transactions. We believe that the cost and time demands of development and maintenance of the connections from both a technical and relationship perspective represent a barrier to entry for would-be competitors.

Current Products and Services

     In our Transaction Services segment, we offer products and services for payers (both government and commercial insurance companies), providers (physicians and hospitals) and clinical institutions (pharmacies, clinical laboratories, others). Through our acquisition of PlanVista on March 2, 2004, we now provide medical cost containment and business process outsourcing solutions for the medical insurance and managed care industries. These new products are the foundation for our suite of solutions to our payer customers. These customers include healthcare payers such as self-insured employers, medical insurance carriers, third party administrators, HMOs (Health Maintenance Organizations), and other entities that pay claims on behalf of health plans. Our payer-focused solutions also include network and data management business process outsourcing services for providers, including individual providers, PPOs (Preferred Provider Organizations), and other provider groups.

     Our provider-focused suite of solutions include EDI services designed to interconnect with diverse technologies and connection capabilities. This suite of products covers platforms as old as DOS but also includes solutions for those that have the latest in Internet platforms. Our solutions are available through our suite of Windows®-based1 products, through our Internet portal, ProxyMed.net™, and through various direct network connection programs. Each of these entry points connects providers to our network and then routes transactions to their contracted payer, laboratory and pharmacy partners.

     Our provider solutions include claims submission and reporting, insurance eligibility verification, claims status inquiries, referral management, laboratory test results reporting and prescription refills, all available today through ProxyMed.net. We continue to expand our offerings through our portal to include new financial and clinical transactions such as claims response management, electronic remittance advices, encounters and new prescriptions. All of our existing Web-based applications can be private-labeled and are being marketed through our channel partners to increase distribution opportunities.

Transaction Services

     Payer Services

     Through our acquisition of PlanVista, we provide medical cost containment and business process outsourcing solutions for the medical insurance and managed care industries. These new products are part of the foundation for our suite of solutions to our payer customers. At the top of the suite is our new ESP which helps payers realize multiple expense reduction goals while keeping the electronic transactions flowing from their providers on a low cost basis. These customers include healthcare payers such as self-insured employers, medical insurance carriers, TPA’s, HMOs, and other entities that pay claims on behalf of health plans. We also provide network and data management business process outsourcing services for healthcare providers, including individual providers, PPOs, and other provider groups.

[1]	Windows is a registered trademark of Microsoft Corporation.

     ClaimPassXL® is our Internet claims repricing system and allows us to shift claims repricing submissions from paper or fax to the Internet, which reduces claims processing costs and reduces claims processing costs significantly. Faster turnaround of claims repricing will become more important to payers as state insurance regulators increase their scrutiny of claims payment turnaround times.

     National Preferred Provider Network (NPPN) - NPPN is a nationwide physician network comprised of PPOs, independent physician associations, and individually contracted providers that agree to offer discounts on medical services. These providers and provider groups participate in NPPN to increase patient flow and benefit from NPPN’s prompt, efficient claims repricing services. Healthcare payers access NPPN to benefit from the discounts offered by participating providers. The size of NPPN and the level of NPPN discounts provide our payer customers with significant reductions in medical claims costs.

     NPPN access agreements generally require our customers to pay us a percentage of the cost savings generated by NPPN discounts. In the medical cost containment industry, this payment arrangement is called a “percentage of savings” revenue model. A typical percentage of savings customer maintains arrangements with more than one PPO network. Most of these payer customers utilize NPPN as an additional network to contain costs when a covered person obtains medical services from a provider outside of the payer’s primary PPO network. When we receive a provider bill for medical services that are covered by NPPN discount arrangements, we electronically review the bill and reprice it to conform to the negotiated discounted rate, which is typically lower than the invoiced amount. We derive the balance of our NPPN operating revenue from payer customers that pay a flat fee per month based on the number of enrolled members. These customers generally access the NPPN as their primary PPO network. More than 80% of our participating providers have been part of NPPN for more than three years, with some relationships spanning more than nine years since the beginning of NPPN’s inception in 1994.

     Electronic Claims Repricing - In connection with our NPPN access business, we provide electronic claims repricing services that benefit both our payer clients and our participating providers. A participating provider submits a claim at the full, undiscounted provider rate. The provider sends the claim directly to us or to the payer which then forwards the bill to us. Because there is a wide variety of provider systems for submitting claims, we accept claims by traditional methods such as mail and fax, as well as through the Internet and by EDI. We convert paper and faxed claims to an electronic format, and then electronically reprice the claims by calculating the reduced price based on our NPPN’s negotiated discount. We return the repriced claims file to the payer electronically, in most cases within three business days.

     Network and Data Management - We use our information system capabilities to provide network and data management services for the payers that access NPPN. For some network access payers, we act as the payer’s mailroom for receipt of all provider claims, converting paper and fax claims to an electronic format, identifying the correct network fee schedule applicable to each claim, and electronically repricing the claim accordingly. We prepare detailed reports regarding repricing turnaround times and the savings that each payer realizes, itemized by the total number of claims incurred, number of claims discounted, and the average discount. Payers can use this information to help design health plans that effectively control costs, enhance member benefits, and yield a more favorable loss ratio (ratio of paid medical claims compared to collected premiums). We integrate several components of certain licensed reporting software to provide both payer clients and participating PPOs with quick access to claims data, allowing them to produce a variety of analytical reports. We generally do not charge our NPPN access customers any additional fee for our standard network and data management services.

     Bill Review and Negotiation - We offer optional medical bill review and negotiation services to our payer clients. Many of our percentage of savings clients send us all claims that fall outside their primary PPO network arrangements. We offer payer customers the opportunity to realize cost savings on these out-of-network claims through our affiliations with bill review and negotiation companies. ProxyMed can electronically transmit non-NPPN claims to experienced professionals at the contracted bill review and negotiation companies. These professionals use proprietary medical software to analyze each claim to detect any incorrect charges or billing irregularities. Once that phase of the analysis is completed, the detailed charges are compared to a proprietary database to determine the competitiveness of the charges in the provider’s geographic area. The bill negotiator then contacts the provider to discuss the findings, and in many cases is able to reduce the claim amount. The reviewer obtains signed agreements from each provider to prevent the provider from later contesting the reduction or billing the patient for the balance. The bill review and negotiation vendor then returns the electronic file to us, and we forward it to the payer along with the payer’s other repriced claims. Payers pay us a percentage of the savings that are generated by the bill review and negotiation service.

     Business Process Outsourcing - ProxyMed traditionally provided claims repricing and network management services only with respect to claims that NPPN participating providers submitted to one of our network access payer customers. Through our network and data management outsourcing business, we have expanded our scope to offer payers and providers services that are independent of our network access business.

     PayerServ™ - Healthcare payers typically contract with more than one PPO network. While historically most payers’ claim systems and applications could handle simple percentage discount repricing calculations for a single network, we believe that most are not well suited for current PPO contract terms requiring detailed, often complex, repricing calculations. Each of the networks with which a payer contracts may have different discount methodologies and rates, greatly adding to a payer’s administrative burden and increasing the complexities of processing and repricing of claims.

     Through PayerServ, ProxyMed uses its existing technology and management expertise to help payers manage all of their network relationships, whether or not they also access NPPN. A payer can outsource its network and data management obligations to us, and we will assume the responsibility for moving, tracking, and repricing healthcare claims among all of the PPO networks with which we have contracts. By maintaining provider fee schedule and demographic information for all of the providers in a payer’s provider configuration, we eliminate bottlenecks in the payer’s claim work flow, expedite claims repricing, and improve accuracy.

     The PayerServ services may include acting as the payer’s mailroom for receipt of all provider claims, converting paper and fax claims to an electronic format, identifying the correct network fee schedule applicable to each claim, and electronically repricing the claim accordingly. ProxyMed can also provide reporting and other network management services with respect to all of the payer’s networks. We can prepare customized reports for payers that capture information regarding repricing turnaround time, cost management, demographics, case management, provider services, diagnoses and procedures. Our PayerServ customers benefit from reduced operating expenses, streamlined network management, HIPAA-compliant procedures, and electronic repricing with rapid turnaround times. We do not require customers to pay upfront network loading fees and monthly maintenance fees, which are features of many of our competitors’ systems.

     PayerServ customers typically pay us for claims repricing, claims, and network and data management services on a per claim basis. For each PayerServ customer, ProxyMed analyzes the customer’s service requirements, including claims work flow, claims volume and types, and PPO network configurations. Then, based on our proprietary pricing model, we determine the pricing for each claim transaction.

     PlanServ™ - PlanServ uses the same technology and management expertise that supports our PayerServ business to offer claims repricing and network data management services to PPOs. Through PlanServ, our PPO participants generally maintain relationships with payers that are independent from the PPOs’ affiliation with our NPPN. By outsourcing repricing functions to us, a PPO can achieve advanced electronic capabilities for its payer clients without incurring the high cost of systems development. PPOs that take advantage of the PlanServ offerings do not have to distribute their rates to their payers, manually reprice claims, or be concerned with HIPAA requirements related to claims repricing. The PPO’s payer clients benefit from reduced turnaround times on repriced claims and escape the burden of loading the PPO’s rates. PlanServ products also include Web hosting capabilities, featuring customized, private label Web access that enables a participating PPO’s customers to reprice claims electronically through the Internet.

     PlanServ also offers our PPO customers management reporting products that capture important claims data, including repricing turnaround times, claim volume, and savings amounts. PPO customers can use this information to negotiate better physician and facility discounts. We believe that obtaining and analyzing information is increasingly important to PPOs because this information is necessary for them to properly establish their discount levels. We also provide PlanServ customers with database administration. Like PayerServ, PlanServ generally charges customers a per claim fee, which is calculated based on the extent of the customer’s service requirements, including claims work flow and number of payers.

     Desktop — We offer several Windows and Unix* based desktop products, including claims submission through ProxyClaim™ and claims tracking through ProxyTracker™. We also offer a non-computer based solution in our ProxyAccessTerminal™ point-of-service device that allows for a low cost, stand-alone solution for electronic eligibility verification.

     Online — For providers who prefer to use Internet based services, ProxyMed developed and has been operating our provider transaction services Web portal, ProxyMed.net, for over four years. ProxyMed.net’s available Web-based financial and administrative transactions now include:

•	claims submission and reporting;

•	eligibility verification;

•	claims status inquiries;

•	ERA;

•	referral management; and

•	pre-certifications.

     Real-Time — Our real-time suite of solutions provides a quick and easy way to streamline the patient registration process, insuring more accurate payment information through pre-certification, and to check status of claims. Our real-time suite includes:

•	eligibility verification and benefits inquiry;

•	referral authorization and pre-certifications;

•	claim Status Inquiry.

     B2B — In addition to working directly with providers, ProxyMed offers software developers, large customers and partners an Application Programming Interface (“API”) to connect to the ProxyMed real-time transaction platform and directly submit XML or X12 based transactions. This service is sold as ProxyMed’s business-to-business (“B2B”) offering. The platform which supported the B2B offering was based on a proprietary XML transaction format and is HIPAA compliant.

* Unix is a registered trademark of The Open Group

Prescription Services

     We offer both new prescription ordering and refill management through our PreScribe® family of products. There are currently over 4,000 physician clients using PreScribe®. PreScribe® and Phoenix support the largest and oldest electronic and fax gateway infrastructure with connectivity to over 37,000 pharmacies nationwide. We also offer a private-label version of our Web-based refill prescription application.

Laboratory Communication Solutions

     Our Laboratory Communication Solutions segment is an integral part of ProxyMed’s connectivity to the healthcare industry. We engineer, build, and provide communication devices for clinical laboratories throughout the United States. We believe our devices are installed in over 100,000 physician offices nationwide, providing unmatched service and reliability in the way they deliver patient lab reports. This direct connectivity into the physician office provides a critical link in the patient diagnosis and treatment cycle.

Product and Services Development

     Our goal is to drive all of our customers to our portal where they can access all of our products and services. For both of our segments, Transaction Services and Laboratory Communication Solutions, we are currently augmenting ProxyMed.net, our new online portal. These additions include customer-based products and services, along with multi-functional self-service tools.

     We are uniquely positioned in the clinical laboratory industry with the onset of our new Pilot™ and Navigator™ solutions. Pilot was released in the first quarter of 2005 and provides enhanced reporting processes for results delivery to clinical laboratories. This product allows labs to customize report delivery, and to export results to their EMR (Electronic Medical Record) and POMIS (Practice Office Management Information System). They can review their results via Internet or dial-up. Pilot’s companion product, Navigator, provides the supportability function of fleet monitoring, usability data, and uptime management for remote printer devices. Navigator is scheduled for release in the second quarter of 2005.

     The total amount capitalized for purchased technology, capitalized software and other intangible assets as of December 31, 2004, was approximately $52.3 million, net of amortization.

Marketing

     We have a direct sales force and customer support staff that serves payers, providers, clinical laboratories and pharmacies. In addition, since we do not compete for the physician desktop and allow for private branding of our value-added products and services, we are able to leverage the marketing and sales efforts of our partners by giving them even greater added value to drive our revenues and transactions.

     We utilize the following distribution channels for our products and services to maximize connectivity between physician offices, payers, laboratories, pharmacies and other healthcare providers:

Channel	Focus
Direct	We have a direct sales force of account executives, inside telemarketers, account managers and customer care representatives who serve our providers, payers, laboratories and pharmacies. We license access to our proprietary network, Phoenix, and provide intelligent laboratory results reporting devices for communications between providers and clinical laboratories.

Partners	We work with the vendors of POMIS and pharmacy office management systems so that they may enable their existing applications to process transactions through us between providers and payers, laboratories and pharmacies. We also license these customers to offer our products and services under their own private label. In addition, we connect with other electronic transaction processing networks so that the participants on both networks can communicate with each other in National Council of Pharmacy Drug Program (NCPDP) standard, HIPAA approved formats, and the HL-7 standard format for laboratories.

Internet	We provide comprehensive suites of products for financial, clinical and administrative transaction processing services through our portal, ProxyMed.net, which may be easily accessed by any payer, provider or business partner with an Internet connection. We are currently in development to customize those products by customer, so that every solution a payer will want to use will be available on one easy-to-use site. There will also be a customized portal for providers and partners.

Competition

     Transaction Services - We face competition from many healthcare information systems companies and other technology companies. Many of our competitors are significantly larger and have greater financial resources than we do and have established reputations for success in implementing healthcare electronic transaction processing systems. Other companies, including WebMD Corporation, NDCHealth Corporation, Per-Se Technologies, and other healthcare related entities have targeted this industry for growth, including the development of new technologies utilizing Internet-based systems. While our ability to compete has been enhanced by our acquisition of PlanVista, we cannot assure that we will be able to compete successfully with these companies or that these or other competitors will not commercialize products, services or technologies that render our products, services or technologies obsolete or less marketable.

     Preferred Provider Network - The PPO industry is highly fragmented. According to the American Association of Preferred Provider Organizations, as of March 2003 there were more than 1,000 PPOs in the United States. A few companies, such as First Health Group Corporation, Preferred Medical Claims/eHealth Solutions, Concentra, Inc., Beech Street Corporation, Coalition America, Inc., and Multiplan, Inc., offer provider networks and claim volumes of meaningful size. The remainder of the competitive landscape is diverse, with major insurance companies and managed care organizations such as Blue Cross and Blue Shield plans, Aetna, WellPoint Health Networks, Inc., UnitedHealth Group, Humana Health Care Plans, private healthcare systems, and CIGNA

Healthcare also offering proprietary preferred provider networks and services. In addition, the number of independent PPOs has decreased as managed care organizations and large hospital chains have acquired PPOs to administer their managed care business and increase enrollment. We expect consolidation to continue as the participants in the industry seek to acquire additional volume and access to PPO contracts in key geographic markets. This consolidation may give customers greater bargaining power and lead to more intense price competition.

     Electronic Claims Repricing - The claims repricing service market is also fragmented. Our repricing competitors provide some or all of the services that ProxyMed currently provides. Our competitors can be categorized as follows:

•	large managed care organizations and third party administrators with in-house claims processing and repricing systems, such as Blue Cross and Blue Shield plans, UnitedHealth Group, and Wellpoint Health Networks; and

•	healthcare information technology companies providing enterprise-wide systems to the payer market, such as McKesson Corporation, and Perot Systems Corporation.

     The market for claims repricing services is competitive, rapidly evolving, and subject to rapid technological change. We believe that competitive conditions in the healthcare information industry in general will lead to continued consolidation as larger, more diversified organizations are able to reduce costs and offer an integrated package of services to payers and providers.

     We compete on the basis of the strength of our electronic claims repricing technology, the size of our network and the level of our network discounts, our percentage of savings pricing model, and the diversity of services we offer through our business processing outsourcing products and other new initiatives. Many of our current and potential competitors have greater financial and marketing resources than we have. Furthermore, we believe that the increasing acceptance of managed care in the marketplace, the adoption of more sophisticated technology, legislative reform, and the consolidation of the industry will result in increased competition. There can be no assurance that we will continue to maintain our existing customer base, or that we will be successful with any new products that we have introduced or will introduce.

Healthcare and Privacy Related Legislation and Regulation

     We and our customers are subject to extensive and frequently changing federal and state healthcare laws and regulations. Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. Potential reform legislation may include:

•	mandated basic healthcare benefits;

•	controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid reimbursement;

•	the creation of large insurance purchasing groups;

•	fundamental changes to the healthcare delivery system;

•	enforcement actions of Federal and State privacy laws;

•	Medicare or Medicaid prescription benefit plans;

•	State licensing requirements; or

•	patient protection initiatives.

     HIPAA

     Several state and federal laws govern the collection, dissemination, use and confidentiality of patient healthcare information. The federal Health Insurance Portability and Accountability Act of 1996 was signed into law on August 21, 1996. HIPAA was designed to improve the efficiency and effectiveness of the healthcare system by standardizing the interchange of electronic data for certain administrative and financial transactions and to protect the confidentiality of patient information. Multiple regulations have been and will continue to be, promulgated from this revolutionary legislation.

     Privacy Compliance

     HIPAA’s Privacy Rule imposes extensive requirements on healthcare providers, healthcare clearinghouses, and health plans. These “Covered Entities” must implement standards to protect and guard against the misuse of individually identifiable health information. Certain functions of ProxyMed have been or may be deemed to constitute a clearinghouse as defined by the Privacy Rule. However, in many instances, ProxyMed also functions as a “Business Associate” of its health plan and provider customers. Among other things, the Privacy Rule requires us to adopt written privacy procedures, adopt sufficient and reasonable safeguards, and provide employee training with respect to compliance. Although we have undertaken several measures to ensure compliance with the privacy regulation and believe that we are in compliance, the privacy regulations are broad in scope, and will require constant vigilance for ongoing compliance.

     We also may be subject to state privacy laws, which may be more stringent than HIPAA in some cases.

     Transaction and Code Sets Compliance

     HIPAA also mandates the use of standard transactions for electronic claims and other certain healthcare transactions. The U.S. Department of Health and Human Services published regulations to govern eight of the most common electronic transactions involving health information. As a clearinghouse, we must comply with these regulations. However, covered entities, including ProxyMed and our physician and payer customers, are permitted to continue to process non-compliant transactions after October 16, 2003 so long as that covered entity is compliant with the “contingency planning” guidelines provided by the Center for Medicare and Medicaid Services.

     Security Compliance

     HIPAA’s Security Rule imposes standards for the security of electronic protected health information. The effective date for the Security Rule is April 20, 2005. We have long-standing implemented physical, technical and administrative safeguards for the protection of electronic protected health information. However, additional assessments and product and systems remediation is expected to occur before the compliance date. The Security Rule has also introduced the concept of an addressable implementation standard which will require ongoing vigilance to ensure that employed safeguards are sufficient given current technology capabilities and threats and reasonable industry expectations.

     Identifiers

     On January 24, 2004, rules on implementation of a national provider identification number were published. This rule mandates the use of a single identifier for all healthcare providers throughout the United States by 2007. Because our customers use a variety of identification numbers today, we anticipate some modification to our transaction handling formats and processes to handle a new single identifier. Alterations to our systems will require some development cost, and we could lose customers if we are not ready on time to handle the national provider identifier.

     Gramm-Leach-Bliley

     Some of ProxyMed’s customers may also be subject to the federal Gramm-Leach-Bliley Act, relating to certain disclosures of nonpublic personal health information and nonpublic personal financial information by insurers and health plans.

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

     Many of our customers perform services that are governed by numerous other federal and state civil and criminal laws, and in recent years have been subject to heightened scrutiny of claims practices, including fraudulent billing and payment practices. Many states also have enacted regulations requiring prompt claims payment. To the extent that our customers’ reliance on any of the services we provide contributes to any alleged violation of these laws or regulations, then we could be subject to indemnification claims from its customers or be included as part of an investigation of its customers’ practices. Federal and state consumer laws and regulations may apply to us when we provide claims services and a violation of any of these laws could subject us to fines or penalties.

     Licensing Regulation

     We are subject to, and in compliance with, the licensing requirements of the State of Illinois for the services we provide through PlanVista. Some other states require our PPO business to formally register and file an annual or one-time accounting of networks and providers with which we contract. Given the rapid evolution of healthcare regulation, it is possible that we will be subject to future licensing requirements in any of the states where we currently perform services, or that one or more states may deem our activities to be analogous to those engaged in by other participants in the healthcare industry that are now subject to licensing and other requirements, such as third party administrator or insurance regulations. Moreover, laws governing participants in the healthcare industry are not uniform among states. As a result, we may have to undertake the expense and difficulty of obtaining any required licenses, and there is a risk that we would not be able to meet the licensing requirements imposed by a particular state. It also means that we may have to tailor our products on a state-by-state basis in order for our customers to be in compliance with applicable state and local laws and regulations.

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

     While we believe our operations are in material compliance with applicable laws as currently interpreted, the regulatory environment in which we operate may change significantly in the future, which could restrict our existing operations, expansion, financial condition or opportunities for success.

     Additional current HIPAA and privacy compliance information can be found on our websites at www.proxymed.com and at www.planvista.com.

Intellectual Property and Technology

     In large part, our success is dependent on our proprietary information and technology. We rely on a combination of contracts, copyright, trademark and trade secret laws and other measures to protect our proprietary information and technology. We have rights under a number of patent applications filed by us or our acquired entities, in addition to rights under various trademarks and trademark applications. We have a number of copyright registrations covering our various software and proprietary products. As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, distributors and customers, and limit access to and distribution of our software, databases, documentation and other proprietary information. We cannot assure that the steps taken by us will be adequate to deter misappropriation of our proprietary rights or that third parties will not independently develop substantially similar products, services and technology. Although we believe our products, services and technology do not infringe on any proprietary rights of others, as the number of software products available in the market increases and the functions of those products further overlap, we and other software and Internet developers may become increasingly subject to infringement claims. These claims, with or without merit, could result in costly litigation or might require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us.

Employees

     As of December 31, 2004, we employed 498 employees. We are not and never have been a party to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

ITEM 2. PROPERTIES

     Our significant offices are located as followed:

Business			Approximate
Segment	Location	Description	Square Footage
Transaction Services	Atlanta, Georgia	Corporate headquarters/operations office/data center	31,200

	Santa Ana, California	Operations office/data center	16,900

	Sioux Falls, South Dakota	Operations office/data center	3,700

	Richmond, Virginia	Operations office/data center	3,000

	Tampa, Florida	Operations office	8,200

	Middletown, New York	Operations office/data center	26,900

	Fort Lauderdale, Florida	Operations office	20,500

Laboratory Communication Solutions	New Albany, Indiana	Operations office/warehouse	42,000

	Moorestown, New Jersey	Operations office/depot service facility	4,000

     We also maintain portions of our Phoenix network at a secure, third-party co-location center in Atlanta, Georgia. In addition, we also lease several mini-warehouses. Our leases and subleases generally contain renewal options and require us to pay base rent, plus property taxes, maintenance and insurance. We consider our present facilities adequate for our operations. However, we will be moving our Laboratory Services operations office/warehouse in Indiana to a new location commencing in the summer of 2005. We will be subleasing approximately 32,000 square feet for this new location.

ITEM 3. LEGAL PROCEEDINGS

     In December of 2001, Insurdata Marketing Services, Inc. (“IMS”) filed a lawsuit against HealthPlan Services, Inc. (“HPS”), a former subsidiary of PlanVista, for unspecified damages in excess of $75,000. The complaint alleges that HPS failed to pay commissions to IMS pursuant to an arbitration award rendered in 1996. On January 10, 2005, the court granted summary judgment in favor of IMS on the issue of liability, and denied our opposing motion. We filed an appeal on the issue of liability, and continue to contest vigorously the amount of damages claimed by IMS. We have determined potential exposure to be in the range of $0.6 million to $1.6 million and we have accrued $0.6 million as of December 31, 2004.

     In early 2000, four named plaintiffs filed a class action against Fidelity Group, Inc. (“Fidelity”), and (“HPS”) for unspecified damages. The complaint stems from the failure of a Fidelity insurance plan, and alleges unfair and deceptive trade practices; negligent undertaking; fraud; negligent misrepresentation; breach of contract; civil conspiracy; and RICO violations against Fidelity, and its contracted administrator, HPS. Two principals of the Fidelity plan have been convicted of insurance fraud and sentenced to prison in a separate proceeding. The class has been certified and the case is proceeding in discovery. We are contesting the plaintiffs’ claims vigorously, but are unable to predict the outcome of the case or any potential liability.

     In 2004, we filed a tax appeal in the State of New York contesting a Notice of Deficiency sent by the State of New York to PlanVista. The notice involved taxes claimed to be due on a deconsolidated basis for the tax years ending December 31, 1999 through December 31, 2001 in an amount of approximately $2.8 million. We contend that taxation on a consolidated basis is appropriate, and are vigorously pursuing our appeal. However, we are unable to determine whether we will be successful or whether we will be obligated to pay some or all of the alleged deficiencies.

     From time to time, we are party to other legal proceedings in the course of business. We, however, do not expect such other legal proceedings to have a material adverse effect on our financial condition, operating results and liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock trades on the National Market tier of The Nasdaq Stock Market under the symbol “PILL”. The following table sets forth the high and low sale prices of our common stock for the periods indicated.

		High	Low
2005:
	First Quarter	$10.74	$8.25
	(through March 11, 2005)
2004:
	First Quarter	$20.00	$16.65
	Second Quarter	20.10	16.19
	Third Quarter	17.20	8.77
	Fourth Quarter	11.38	6.78
2003:
	First Quarter	$11.45	$7.25
	Second Quarter	13.21	7.08
	Third Quarter	16.40	12.01
	Fourth Quarter	17.64	14.55

     On March 11, 2005, the last reported sale price of the common stock was $8.47 per share. As of March 11, 2005, we estimate that there were approximately 327 registered holders of record of the common stock. We believe that many of ProxyMed’s holders of record are in “street name” and are not included in this number.

     We have never paid any dividends on our common stock; however, in prior years, we have paid dividends on our Series B and Series C Preferred Stock in cash and/or in shares of our common stock pursuant to the terms of the Articles of Incorporation, as amended. We intend to retain any earnings for use in our operations and the expansion of our business, and do not anticipate paying any dividends on the common or preferred stock in the foreseeable future. The payment of dividends on our common stock is within the discretion of our Board of Directors, subject to our Articles of Incorporation, as amended. Any future decision with respect to dividends on common stock will depend on future earnings, future capital needs and our operating and financial condition, among other factors.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial information for ProxyMed as of and for each of the five years leading up to the period ended December 31, 2004, and has been derived from our audited consolidated financial statements.

     The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes.

	year ended December 31,
in thousands except for share and per share amounts	2004(1)	2003(2)	2002	2001	2000
STATEMENT OF OPERATIONS DATA:
Net Revenues	$90,246	$71,556	$50,182	$43,230	$33,441
Operating income (loss)	$(1,974)	$(3,642)	$1,340	$(6,712)	$(23,460)
Income (loss) from continuing operations	$(3,800)	$(5,000)	$1,950	$(6,798)	$(26,927)
Income (loss) from discontinued operations	$—	$—	$—	$—	$241
Net income (loss) applicable to common shareholders	$(3,800)	$(5,000)	$1,338	$(19,060)	$(48,052)

PER SHARE DATA:
Basic and diluted net loss per share of common stock:
Income (loss) from continuing operations	$(0.33)	$(0.74)	$0.21	$(8.81)	$(37.03)
Income (loss) from discontinued operations	$—	$—	$—	$—	$0.19
Net income (loss)	$(0.33)	$(0.74)	$0.21	$(8.81)	$(36.84)
Diluted weighted average common shares outstanding	11,617,601	6,783,742	6,396,893	2,162,352	1,304,342

DIVIDEND DATA:
Dividends on cumulative preferred stock	$—	$—	$—	$1,665	$1,275

	December 31,
	2004	2003	2002	2001	2000
BALANCE SHEET DATA:
Working capital (deficiency)(3)	$(1,664)	$10,512	$8,749	$9,393	$12,156
Convertible notes	$13,137	$13,137	$13,400	$—	$—
Other long-term obligations	$1,069	$3,518	$2,581	$442$	729
Total assets	$184,403	$73,130	$88,704	$35,882	$27,666
Stockholders’ equity	$135,082	$45,778	$50,735	$22,873	$22,377

(1) includes operations of PlanVista from March 2, 2004

(2) includes operations of MedUnite from January 1, 2003
(3) see notes 12(a) and 21 to the consolidated financial statements

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS
FINANCIAL CONDITION OR BUSINESS

     As discussed under the caption, “Cautionary Statements Pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” in Item 7, certain statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report that are not related to historical results are forward looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and other words and terms of similar meaning. Actual results may differ materially from those projected or implied in the forward-looking statements. Subsequent written and oral forward looking statements attributable to the Company or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this report and in other reports filed by us with the Securities and Exchange Commission. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

Risks Related to Acquisitions

Our business will suffer if we fail to successfully integrate into our business the customers, products, and technology of the companies we acquire.

     We have undertaken several acquisitions in the past few years as part of a strategy to expand our business, and we may continue in the future to acquire businesses, assets, services, products, and technologies from other persons or entities. The anticipated efficiencies and other benefits to be derived from these acquisitions and future acquisitions may not be realized if we are unable to successfully integrate the acquired businesses into our operations, including customers, personnel, product lines, and technology. We are in the process of integrating into our operations, the customers, products, personnel and technology of our prior acquisitions, including MedUnite and PlanVista. There is no guarantee that we will be able to successfully integrate our past acquisitions, including PlanVista and MedUnite, or any future acquired businesses into our operations. Integration of acquired businesses can be expensive, time consuming, and may strain our resources. Integration may divert management’s focus and attention from other business concerns and expose us to unforeseen liabilities and risks. We may also lose key employees, strategic partners, and customers as a result of our inability to successfully integrate in a timely manner or as a result of relationships the acquired businesses may have with our competitors or the competitors of our customers and strategic partners. Some challenges that we face in successfully integrating past and future acquired businesses into our operations include:

•	conflicts or potential conflicts with customers, suppliers, and strategic partners;

•	integration of platforms, product lines, networks, and other technology;

•	the migration of new customers and products to our existing network;

•	the ability to cross-sell products and services to our new and existing customer base;

•	retention of key personnel;

•	consolidation of accounting and administrative systems and functions;

•	coordinating new product and process development;

•	increasing the scope, geographic diversity and complexity of operations;

•	difficulties in consolidating facilities and transferring processes and know-how; and

•	other difficulties in the assimilation of acquired operations, technologies or products.

Businesses we acquire may have undisclosed liabilities or contingent liabilities that are indeterminable and which may have a negative impact on our results of operations and require unanticipated expense.

     In pursuing our acquisition strategy, our investigations of the acquisition candidates may fail to discover certain undisclosed liabilities of the acquisition candidates, or may determine that certain contingent liabilities are indeterminable. If we acquire a company having undisclosed liabilities, as a successor owner we may be responsible for such undisclosed liabilities. If we acquire a company with liabilities that are indeterminable at the time of the acquisition, we may be required to make subsequent payments that could have a material adverse effect on our business. We try to minimize our exposure to such liabilities by conducting appropriate due diligence, by requiring audited financial statements, by obtaining indemnification from each seller of the acquired companies where possible, by deferring payment of a portion of the purchase price as security for the indemnification or by acquiring only specified assets. However, we cannot insure that we will be able to obtain indemnifications or that they will be enforceable, collectible or sufficient in amount, scope or duration to fully offset any undisclosed liabilities arising from our acquisitions. PlanVista did not indemnify us in connection with the merger. In connection with the MedUnite acquisition, we have only limited indemnification rights that may not be sufficient in amount or scope to offset losses resulting from unknown and undisclosed liabilities. Furthermore, the introduction of new products and services from acquired companies may have a greater risk of undetected or unknown errors, “bugs”, or liabilities than our historic products.

We may lose customers as a result of acquisitions.

     Acquisitions may cause disruptions, including potential loss of customers and other business partners, in the business of ProxyMed or the acquired company, which could have material or adverse effects on our business and operations.

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

     As discussed in Item 1 under the caption, “Healthcare and Privacy Related Legislation and Regulation”, the healthcare industry is highly regulated and is subject to extensive and frequently changing federal and state healthcare laws. Several state and federal laws govern the collection, dissemination, use and confidentiality of patient healthcare information. Although we believe that we are in compliance, the privacy regulations are broad in scope, and will require constant vigilance for ongoing compliance. We cannot guarantee that we will be in compliance in the future.

     HIPAA also mandates the use of standard transactions, standard identifiers, security and other provisions for electronic claims transactions. However, CMS announced that it would not take enforcement action against covered entities, such as ProxyMed and its physician and payer customers, that continue to process non-compliant transactions after October 16, 2003 so long as that covered entity is making good faith efforts to become compliant, and it is operating under the “contingency planning” guidelines provided by CMS. Approximately 98% of our outbound transactions sent to payers are in a HIPAA-compliant format. However, in contrast, approximately 85% of our inbound transactions from our provider customers are being received in a legacy format, and are being translated by us on behalf of these customers.

     Our contracts with our customers, strategic partners, providers, payers and other healthcare entities mandate or will mandate that our products and services be HIPAA compliant. If our products and services are not in compliance with HIPAA or any other alternative guidelines issued by the CMS on or before the deadline and on an ongoing basis thereafter, our customers, strategic partners, and other healthcare providers with whom we contract may terminate their contracts with us or sue us for breach of contract. Additionally, our revenues may be reduced as some of our non-compliant payer partners may be forced to accept paper-based transactions for which we may not be the recipient for processing. We may be also subject to penalties for non-compliance by federal and state governments, and patients who believe that their confidential health information has been misused or improperly disclosed may have certain causes of actions under applicable state privacy or HIPAA-like laws against us, our partners or customers.

     The deadline for compliance with HIPAA standards on security is April 20, 2005. While we believe that we will be in compliance by the deadline, there is no assurance that we will be. Any failure to be in compliance on and after the deadline could result in regulatory penalties being assessed against us, and weaken demand for our affected services.

There are a significant number of state initiatives regarding healthcare services. If we are unable to comply with the standards set by the states in which we operate, we or our operations could be harmed.

     In addition to HIPAA, we are required to comply with a number of individual state privacy laws, which may not be superseded by HIPAA. These laws are often complex and may conflict with one another. In our transaction services segment, we contract with multiple (PPO) networks. These networks are typically governed by the laws and regulation of the states in which they operate, in addition to federal ERISA legislation. Over the last few years, a number of states have been actively changing their laws and regulations governing PPOs, and this trend may continue. It is difficult to determine when ERISA preemption of state PPO law applies. Our failure to comply with existing state laws or any new laws in the future could jeopardize our ability to continue business in the affected states, which would reduce our revenues. In addition, compliance with additional regulation could be expensive and reduce our income.

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

Risks Related to Our Business

General:

We may not be able to retain key personnel or replace them when they leave.

     We are currently engaged in a search for a replacement to Michael Hoover, who had been our Chief Executive Officer (“CEO”) for the last four years. There is no guarantee that our search will be successful or that a new CEO will bring us to positive earnings per share. Although we have entered into employment agreements with other senior executives, the loss of any of their services could cause our business to suffer. Our success is also dependent upon our ability to hire and retain qualified operations, development and other personnel. Competition for qualified personnel in the healthcare information services industry is intense, and we cannot assure that we will be able to hire or retain the personnel necessary for our planned operations.

We may not prevail in ongoing litigation and may be required to pay substantial damages.

     Our business entities are party to various legal actions as either plaintiff or defendant in the ordinary course of business. (See Part I, Item 3 “Legal Proceedings” and Note 18(a) to Notes to the Consolidated Financial Statements.) We cannot assure the ultimate outcome of these actions. If we are not successful in that litigation, we could be subject to monetary damages that could reduce our cash flows and results of operations. In addition, we will continue to incur additional legal costs in connection with pursuing and defending such actions.

The Company has senior debt that matures on May 31, 2005.

     If we are unable to refinance our senior debt prior to maturity, the lender could foreclose, the effect on our operations and stock price could be significantly negative and we may be unable to continue as a going concern. The refinancing we contemplate will have a floating interest rate and if the rate increases significantly, it could diminish our cash.

Transaction Services Segment:

Changes that reduce payer compensation for electronic claims may reduce our revenue and margins.

     Several payers recently notified us that they are terminating existing arrangements under which they paid us for electronic claims we submitted to them on behalf of our submitter customers. If we are unable to shift the cost of these claims to the submitting providers and vendors, or to enter into new payment arrangements with the payers for the affected claim volume, then our revenue will be reduced.

As electronic transaction processing penetrates the healthcare industry more extensively, we will face increasing pressure to reduce our prices which potentially may cause us to no longer be competitive.

     As electronic transaction processing extensively penetrates the healthcare market or becomes highly standardized, it is possible that competition among electronic transaction processors will focus increasingly on pricing. This competition is putting intense pressure on us to reduce our pricing in order to retain market share. If we are unable to reduce our costs sufficiently to offset declines in our prices, or if we are unable to introduce new, innovative service offerings with higher prices and margins, our results of operations could decline.

Consolidation in the healthcare industry may give our customers greater bargaining power and lead us to reduce our prices.

     Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, competition to provide products and services such as those we provide will become more intense, and the importance of establishing and maintaining relationships with key industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our products and services. If we are forced to reduce prices, our margins will decrease, unless we are able to achieve corresponding reductions in expenses.

Our business will suffer if we are unable to successfully integrate acquired IT platforms or if our existing Phoenix platform is unstable or unable to accommodate our clients needs.

     Our business is dependent on the successful integration of operating platforms we have acquired to provide a high quality service at a competitive cost to our customers. To the extent that we are unable to consolidate those acquired platforms without significant disruption to our customers, our business or our operations could be harmed. Additionally, if our Phoenix platform that is the backbone of our EDI business is unstable or does not provide satisfactory outcomes to a significant number of clients, our business and our operations will be harmed. If we are unable to convert a significant number of our customers to ProxyMed.net, our business or operations could be harmed.

Our business and future success may depend on our ability to cross-sell our products and services.

     Our ability to generate revenue and growth partly depends on our ability to cross-sell our products and services to our existing customers and new customers resulting from acquisitions. Our ability to successfully cross-sell our products and services including our ESP initiative is one of the most significant factors influencing our growth. There is no guarantee that we will be successful in cross-selling our products and services, and our failure in this area would likely have an adverse effect on our business.

We depend on connections to insurance companies and other payers, and if we lose these connections, our service offerings would be limited and less desirable to healthcare providers.

     Our business is enhanced by the substantial number of payers, such as insurance companies, Medicare and Medicaid agencies, to which we have electronic connections. These connections may either be made directly or through a clearinghouse. We have attempted to enter into suitable contractual relationships to ensure long-term payer connectivity; however, we cannot assure that we will be able to maintain our links with all these payers on terms satisfactory to us. In addition, we cannot assure that we will be able to develop new connections, either directly or through clearinghouses, on satisfactory terms. Lastly, some third-party payers provide systems directly to healthcare providers, bypassing us and other third-party processors. Our failure to maintain existing connections with payers and clearinghouses or to develop new connections as circumstances warrant, or an increase in the utilization of direct links between providers and payers, could cause our electronic transaction processing system to be less desirable to healthcare participants, which would slow down or reduce the number of transactions that we process and for which we are paid.

We have important business relationships with other companies to market and sell some of our clinical and financial products and services. If these companies terminate their relationships with us, or are less successful in the future, we will need to add this emphasis internally, which may divert our efforts and resources from other projects.

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

A significant amount of our revenues in our Transaction Services segment is from one party. Loss of this relationship may adversely affect our profitability.

     NDCHealth Corporation (“NDCHealth”), one of the shareholders of MedUnite, represents 7.9% of our 2004 consolidated revenues and 10% of our Transaction Services revenues. The relationship with NDCHealth is an important one and provides us with a base of physicians who utilize our services. Loss of this relationship without any ability to contact these physicians directly may significantly reduce our revenues and operating profits.

The adoption of electronic processing of clinical transactions in the healthcare industry is proceeding slowly; thus, the future of our business is uncertain.

     Our strategy anticipates that electronic processing of clinical healthcare transactions, including transactions involving prescriptions and laboratory results, will become more widespread and that providers and third-party institutions increasingly will use electronic transaction processing networks for the processing and transmission of data. The rate at which providers adopt the use of electronic transmission of clinical healthcare transactions (and, in particular, the use of the Internet to transmit them) continues to be slow. While government legislation or regulation could be a catalyst for the use of the electronic processing of clinical healthcare transactions, we cannot assure that continued or accelerated conversion from paper-based transaction processing to electronic transaction processing in the healthcare industry, using proprietary healthcare management systems or the Internet, will occur.

An error by us in the process of providing clinical connectivity, transmitting prescription and laboratory data incorrectly, could result in substantial injury to a patient, and our liability insurance may not be adequate in a catastrophic situation.

     Our business exposes us to potential liability risks that are unavoidably part of being in the healthcare electronic transaction processing industry. Since some of our products and services relate to the prescribing and refilling of drugs and the transmission of medical laboratory results, an error by any party in the process could result in substantial injury to a patient. As a result, our liability risks are significant.

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

Our businesses have many competitors.

     We face competition from many healthcare information systems companies and other technology companies. Many of our competitors are significantly larger and have greater financial resources than we do and have established reputations for success in implementing healthcare electronic transaction processing systems. Other companies have targeted this industry for growth, including the development of new technologies utilizing Internet-based systems. We cannot assure you that we will be able to compete successfully with these companies or that these or other competitors will not commercialize products, services or technologies that render our products, services or technologies obsolete or less marketable.

Our PPO and provider arrangements provide no guarantee of long-term relationships.

     The majority of our contracts with PPOs and providers can be terminated without cause, generally on 90 days’ notice. For our Transaction Services business, the loss of any one provider may not be material, but if large numbers of providers chose to terminate their contracts, our revenues and net income could be materially adversely affected. The termination of any PPO contract would render PlanVista unable to provide its customers with network access to that PPO, and therefore would adversely affect our ability to reprice claims and derive revenues. Furthermore, as a “network of networks,” we rely on its participating PPOs and provider groups to ensure participation by such providers. Our PPO contracts generally do not provide us with a direct recourse against a participating provider that chooses not to honor its obligation to provide a discount, or chooses to discontinue its participation in NPPN. Although in most cases we are able to replace lost contracts with new contracts, termination of provider contracts or other changes in the manner in which these parties conduct their business are outside of our control and could negatively affect our ability to provide services to our customers.

Some providers have historically been reluctant to participate in secondary networks.

     Our percentage of savings business model sometimes allows a payer to utilize our network discounts in circumstances where NPPN is not the payer’s primary network. In these circumstances, NPPN participating providers are not traditionally given the same assurances of patient flow that they receive when they are part of a primary network. Historically, some providers have been reluctant to participate in network arrangements that do not guarantee a high degree of patient steerage. Although we think that the steerage provided by our payers as a whole and the speed and efficiency with which we provide claims repricing services makes NPPN affiliation an attractive option for providers, there can be no assurance that our business model will not discourage providers from commencing or maintaining an affiliation with NPPN.

Our cost containment accounts receivable are subject to adjustment.

     We generally record revenue for our services when the services are performed, less amounts reserved for claim reversals and bad debts. The estimates for claim reversals and bad debts are based on judgment and historical experience. Many of the claims are not fully adjudicated for over 90 days. To the extent that actual claim reversals and bad debts associated with our business exceed the amounts reserved, such difference could have a material adverse impact on our results of operations and cash flows.

Laboratory Services Segment:

Our Laboratory Services Communications Segment has a high customer concentration.

     We currently have over 56% of our sales to two customers. If either or both of those customers chose to do business with a competitor or chose to handle the business on their own, the loss of the associated revenue could severely harm our business.

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

     While we still continue to operate production networks in our Atlanta, Middletown, Sioux Falls and Richmond facilities, any damage or failure resulting in prolonged interruptions in our operations could cause our customers to seek alternative providers of our services. In particular, a system failure, if prolonged, could result in reduced revenues, loss of customers and damage to our reputation, any of which could cause our business to suffer. While we carry property and business interruption insurance to cover operations, the coverage may not be adequate to compensate us for losses that may occur.

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

If our ability to expand our network infrastructure is constrained, we could lose customers and that loss could adversely affect our operating results.

     We must continue to expand and adapt our network and technology infrastructure to accommodate additional users, increased transaction volumes, and changing customer requirements. We may not be able to accurately project the rate or timing of increases, if any, in the volume of transactions we process, reprice or otherwise service or be able to expand and upgrade our systems and infrastructure to accommodate such increases. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers’ changing needs on a timely basis, at a commercially reasonable cost or at all. Our current information systems, procedures and controls may not continue to support our operations while maintaining acceptable overall performance and may hinder our ability to exploit the market for healthcare applications and services. Service lapses could cause our users to switch to the services of our competitors.

Risks Related to Our Stock

While we generated positive earnings in 2002, we incurred losses in 2003 and 2004. There is no assurance that we will generate positive earnings in the future and this could have a detrimental effect on the market price of our stock.

     In the last two years we have incurred substantial losses, including losses of $3.8 million for the fiscal year ended December 31, 2004, and $5.0 million in the fiscal year ended December 31, 2003. As of December 31, 2004 and December 31, 2003, we had an accumulated deficit of $104.1 million and $100.3 million, respectively. Continued shortfalls could deplete our cash reserves, making it difficult for us to obtain credit at a favorable rate, or continue investing in infrastructure we need to compete in the future. Continued shortfalls may also cause our share price to decline and make us a target for acquisitions.

A qualified opinion on internal controls related to the Sarbanes Oxley legislation could have an adverse affect on our stock price.

     Our certification that we have sufficient internal controls in place today is no guarantee that we will maintain those controls in the future or that those controls will be effective in ensuring the accuracy of the financial reports.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to our consolidated financial statements and notes thereto included in Part IV of this Form 10-K and to provide an understanding of our consolidated results of operations, financial condition, and changes in financial condition. Our MD&A is organized as follows:

•	Introduction — This section provides a general description of our business, summarizes the significant acquisitions we completed in the last three years, and provides a brief overview of our operating segments.

•	Results of Operations — This section provides our analysis and outlook for the line items on our consolidated statement of operations on both a company-wide and segment basis.

•	Liquidity and Capital Resources — This section provides an analysis of our liquidity and cash flows, as well as our discussion of our debts and other commitments.

•	Critical Accounting Policies and Estimates — This section discusses those accounting policies that are considered to be both important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 to our consolidated financial statements.

•	New Accounting Pronouncements — This section includes a discussion of recently published accounting authoritative literature that may have an impact on our historical or prospective results of operations or financial condition.

Introduction

     We believe we are the nation’s second largest independent provider-based electronic healthcare transaction services company. We provide connectivity and cost containment services and related value-added products to physicians, payers, pharmacies, medical laboratories, and other healthcare providers and suppliers. Our services support a broad range of financial, clinical and administrative transactions, and are HIPAA-certified through Edifecs. To facilitate these services, we are completing the conversion of all our non-clinical EDI clients to Phoenix, our secure proprietary national electronic information network, which provides physicians and other healthcare providers with direct connectivity to one of the industry’s largest lists of payers.

     Our corporate headquarters is located in Atlanta, Georgia and our products and services are provided from various operational facilities located throughout the United States. We also operate our clinical computer network and portions of our financial and real-time production computer networks from a secure, third-party co-location site also located in Atlanta, Georgia.

     Our primary strategy is focused on leveraging our leading position as an independent back-end connectivity provider to physician offices. Through strategic relationships and partnerships with front-end solution providers, our goal is to drive more healthcare transactions through Phoenix while remaining neutral in the battle for the physician’s desktop. Additionally, we expect that there will be opportunities to increase revenues by cross-selling our existing products and services to our current customer base of physicians and other healthcare providers, as well as revenue opportunities from the development of new services from our development efforts, including Internet-based transaction services. We remain committed to developing additional capabilities and value-added products and services, and to expanding our back-end connectivity network. In conjunction with this philosophy, we have recently introduced PCAT™ and ProxyEnroll™, our new web-based service tools for support and enrollment. We have also added new services offerings for our payer customers through our acquisition of PlanVista Corporation (“PlanVista”) for claims repricing services.

Acquisitions

     On December 31, 2002, we acquired all of the outstanding stock of MedUnite, Inc. (“MedUnite”) for $10 million in cash and the issuance of an aggregate of $13.4 million principal amount of 4% convertible promissory notes. In addition, we paid approximately $6.7 million in transaction and exit related costs (which were originally estimated at $8.3 million). Interest on the convertible promissory notes is payable in cash on a quarterly basis. The convertible promissory notes (now currently payable at a maturity value of $13.1 million after a claim setoff against the escrow in December 2003) are payable in full on December 31, 2008, and are convertible into an aggregate of 716,968 shares (originally 731,322 shares before the claim setoff) of our common stock if our revenues resulting from business with the former MedUnite owners exceed certain thresholds over a three and one-half year period from the date of acquisition.

     On March 2, 2004, we acquired PlanVista, a company that provides medical cost containment and business process outsourcing solutions for the medical insurance and managed care industries, as well as services for healthcare providers, including individual providers, preferred provider organizations and other provider groups for 3,600,000 shares of our common stock issued to PlanVista shareholders valued at $59.8 million (based on the average closing price of our common stock for the day of and the two days before and after December 8, 2003, the date of the announcement of the definitive agreement). We also assumed debt and other liabilities of PlanVista, totaling $46.4 million and paid $1.3 million in acquisition-related costs. Additionally, we raised $24.1 million in a private placement sale of 1,691,227 shares of our common stock to General Atlantic Partners, Commonwealth Associates and other parties to partially fund repayment of certain of PlanVista’s debts and other obligations outstanding at the time of the acquisition. The merger enables us to offer a new suite of products and services, provide new end-to-end services, increase sales opportunities with payers, strengthen business ties with certain customers, expand technological capabilities, reduce operating costs and enhance our public profile.

     Upon completion of the acquisition, each share of PlanVista’s outstanding common stock was cancelled and converted into 0.08271 shares of our common stock and each holder of PlanVista series C preferred stock received 51.5292 shares of our common stock in exchange for each share of PlanVista series C preferred stock, representing approximately 23% of our common stock on a fully converted basis, and the holders of our outstanding stock, options and warrants retained approximately 77% of ProxyMed following the transaction. PlanVista’s operations are included in our Transaction Services segment commencing March 2004.

Sale of Assets

     On June 30, 2004, we sold certain assets and liabilities of our Laboratory Communication Solutions segment that were used in our non-core contract manufacturing business to a new entity owned by a former executive of ProxyMed for $4.5 million in cash. Under terms of the sale agreement, we received $3.5 million in cash at closing and received the balance of $1.0 million in cash in July and August 2004 following the presentation of the final accounting. As part of the disposition, we agreed to purchase certain component parts from the new owner for use in our Laboratory Communication Solutions business on a non-exclusive basis at a fixed price deemed to be at fair market value by management. These parts were valued at $0.4 million at June 30, 2004. As of December 31, 2004, this remaining commitment had been reduced to less than $0.1 million. Additionally, we agreed to sublease a portion of our current facilities through July 2005 and provide certain administrative services to the new entity.

     As a result of the transaction, we recorded a loss on sale of assets of $0.1 million in the year ended December 31, 2004. This loss includes the value of options to purchase 10,000 shares of the our common stock granted to the former executive at an exercise price of $16.00 in July 2004.

Operating Segments

     We currently operate in two reportable segments that are separately managed: Transaction Services (formerly known as Electronic healthcare transaction processing) and Laboratory Communication Solutions. Transaction Services includes transaction, cost containment and other value-added services principally between physicians and insurance companies and physicians and pharmacies; and Laboratory Communication Solutions includes the sale, lease and service of communication devices principally to laboratories and, through June 30, 2004, the contract manufacturing of printed circuit boards. Commencing in March 2004, the operations of Plan Vista are included in our Transaction Services segment. As a result of a re-alignment of our corporate overhead functions in the second quarter of 2004, we now report these expenses as part of our Transaction Services segment. Accordingly, our corporate expenses in the comparable periods have been combined with our Transaction Services segment to facilitate a better comparison between periods in this section.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Net Revenues. Consolidated net revenues for 2004 increased by $18.7 million, or 26%, to $90.2 million from consolidated net revenues of $71.6 million for 2003. Net revenues classified by our reportable segments are as follows:

In thousands	2004	2003
Transaction Services	$71,304	$46,673
Laboratory Communication Solutions	18,942	24,883

	$90,246	$71,556

     Net revenues in our Transaction Services segment for 2004 increased by $24.6 million, or 53%, over 2003. This increase is primarily due to the acquisition of PlanVista (increase of $26.9 million), offset by declines in volumes of electronic claims, statements and other real-time transactions processed (decrease $2.1 million) and additional revenue reserves required due to a degradation in the aging of outstanding traditional accounts (increase of $0.7 million). While core transaction growth was down 1.4% compared to the prior year (see below), revenue dollars have grown significantly due to the higher per transaction revenue attributable to our cost containment transactions compared to our traditional core transactions.

     For 2004, approximately 79% of our revenues came from our Transaction Services segment compared to 65% from this segment for 2003.

     Laboratory Communication Solutions segment net revenues for 2004 decreased by $5.9 million, or 24%, from 2003 primarily as a result of the asset sale discussed earlier in this report (decrease of $5.6 million).

     A summary of the number of transactions we processed for the periods presented is as follows:

In thousands	2004	2003
Core transactions (1)	194,558	197,284
Additional core transactions	64,775	50,502
Encounters	29,172	25,529

Total transactions	288,505	273,315

(1)	Includes 4.5 million cost containment transactions in the 2004 period from ProxyMed’s acquisition of PlanVista

     “Core” transactions represent all transactions except for encounters. Additionally, as a result of a continued review of our business, we have made changes to our transaction counts to insure that our transactions are counted on the same methodology for all purposes, whether internal or external. Previously, we had excluded certain transactions primarily associated with an outsourcing contract due to the nature of the business model for those transactions. These transactions are included above as “additional core transactions” in 2003 and 2004.

     “Cost Containment” transactions represent the number of claims sent by our payer clients to be re-priced through our provider network.

     “Encounters” are an administrative reporting transaction for payers but do not generate revenue for the provider who must submit them. Accordingly, rather than submitting on a routine basis, most providers choose to periodically “catch up” on their submissions, creating monthly and quarterly swings in both the number of encounters we process and what percentage of our transaction mix they represent. Since encounters are at a significantly lower price point than claims, these swings make it difficult to analyze our quarter-over-quarter growth in our business. In addition, we do not expect our encounter volume to grow on an annual basis, as payers are not expanding the capitated service model that is the foundation of encounters. Therefore, we believe that breaking out encounters shows more clearly our growth in core transactions.

     Cost of Sales. Consolidated cost of sales decreased as a percentage of net revenues to 38% for 2004 from 45% for 2003. Cost of sales classified by our reportable segments is as follows:

In thousands	2004	2003
Transaction Services	$22,401	$15,893
Laboratory Communication Solutions	11,811	16,528

	$34,212	$32,421

     Cost of sales in our Transaction Services segment consists of transaction fees, provider network outsourcing fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, revenue sharing arrangements with our business partners, third-party database licenses, and certain travel expenses. Cost of sales in this segment increased by $6.5 million, or 41%, for 2004 compared to 2003. As a percentage of revenues, cost of sales decreased to 31% in the 2004 compared to 34% in 2003 primarily due to a change in the mix of transaction types from higher cost patient statements to lower cost claim transactions. offset by the addition of higher margin medical cost containment services from our acquisition of PlanVista (increase of $8.8 million).

     Cost of sales in our Laboratory Communication Solutions segment includes hardware, third party software, consumable materials, direct manufacturing labor and indirect manufacturing overhead. Cost of sales for this segment for 2004 decreased $4.8 million, or 29%, from 2003. These decreases are primarily due to the sale of our contract manufacturing assets. Cost of sales as a percentage of revenues in this segment was 62% for 2004 compared to 66% for the 2003 year.

     Selling, General and Administrative Expenses. Consolidated SG&A increased for 2004 by $12.2 million, or 34%, to $48.0 million from consolidated SG&A of $35.8 million for 2003. Consolidated SG&A expenses as a percentage of consolidated revenues increased to 53% in 2004 from 50% in 2003. SG&A expenses classified by our reportable segments are as follows:

In thousands	2004	2003
Transaction Services	$43,625	$30,283
Laboratory Communication Solutions	4,398	5,526

	$48,023	$35,809

     Transaction Services segment SG&A expenses for the year ended December 31, 2004 increased by $13.3 million, or 44% over 2003. The primary cause of the increase was the addition of SG&A expenses from PlanVista for ten months in the 2004 period (increase of $10.5 million). Additionally, while we achieved significant reductions in expenses from our MedUnite acquisition over the course of 2003, these savings have been offset by increased expenditures related to our ongoing efforts to comply with the Sarbanes-Oxley Act of 2002 during 2004 (increase of $1.7 million).

     Laboratory Communication Solutions segment SG&A expenses for 2004 decreased by $1.1 million, or 20% from 2003 and segment SG&A expenses as a percentage of segment net revenues increased to 23% in 2004 from 22% in 2003. The decreases in dollars are primarily due to a reduction in expenses related to the sale of our contract manufacturing assets on June 30, 2004.

     Depreciation and Amortization. Consolidated depreciation and amortization increased by $3.4 million to $9.8 million for 2004 from $6.3 million for 2003. This increase was primarily due to approximately $3.5 million for the amortization of intangible assets acquired in the PlanVista acquisition in the transaction services segment; offset by a decrease in depreciation expense in the Laboratory Communication Solutions segment due to the sale of our manufacturing assets. Depreciation and amortization classified by our reportable segments is as follows:

In thousands	2004	2003
Transaction Services	$8,719	$4,754
Laboratory Communication Solutions	823	1,369
Corporate	221	193

	$9,763	$6,316

     Loss on Disposal of Assets. In 2004, we recorded a consolidated loss of disposal asset $47,000. This loss is related to the disposition of contract manufacturing assets in our Laboratory Communication Solutions segment that were sold to a new entity formed by a former executive on June 30, 2004 of $68,000; and $5,000 of miscellaneous items offset by $26,000 in gains on vehicles and other equipment sold. As a result of the consolidation of the ProxyMed and MedUnite offices in Atlanta in February 2003, we recorded $0.1 million in losses during 2003 primarily related to the disposition of certain assets owned and leased that were acquired in the acquisition of MDP Corporation in 2001.

     Litigation settlement. In December 2004, we settled an outstanding preacquisition contingency related to PlanVista for $0.2 million, net of insurance reimbursement.

     Operating Income (Loss). As a result of the foregoing, the consolidated operating loss for 2004 was $2.0 million compared to an operating loss of $3.6 million for 2003. Operating loss classified by our reportable segments is as follows:

In thousands	2004	2003
Transaction Services	$(2,815)	$(920)
Laboratory Communication Solutions	1,938	1,119
Corporate	(1,097)	(3,841)

	$(1,974)	$(3,642)

      Other Income (Expense), net. During 2004, we settled a long-term liability assumed in the acquisition of MedUnite for $0.8 million. The liability was being carried at its present value of $0.9 million. The resulting gain of $0.1 million is reflected as other income. Additionally, in conjunction with our distribution and marketing agreement with PlanVista for claims repricing services signed in June 2003, we received a warrant to purchase up to 15% of PlanVista common stock that expired in December 2003. The warrant was initially valued at $0.5 million and recorded as an asset. Upon expiration of the warrant in December 2003, we recorded an impairment loss in the amount of $0.5 million (representing the original value of the warrant) for the 2003 year.

     Interest Expense, net. Consolidated net interest expense for the 2004 was $1.9 million compared to $0.9 million for the same period last year. This increase in expense is primarily due to the assumption of debt in conjunction with the PlanVista acquisition (increase of $1.2 million). Interest expense for the future is expected to be at levels above those in 2004 due to the senior debt assumed from PlanVista.

     Net Loss. As a result of the foregoing, consolidated net loss for 2004 was $3.8 million compared to consolidated net loss of $5.0 million for 2003.

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

     Net revenues in our Transaction Services segment (formerly known as “Electronic healthcare transaction processing”) increased $24.2 million or 108% over the 2002 period. This increase was driven by internal growth and more significantly by transactions generated by MedUnite (increase of $18.0 million).

     Total healthcare transactions grew 139.4% from 114.2 million transactions in the 2002 period to 273.3 million transactions in 2003. Core transaction growth was up 121.4% from the 2002 period. The increase in transaction volume was primarily attributable to the MedUnite acquisition and internal growth in both claims and statements processed. A summary of the number of transactions we processed for the periods presented is as follows:

In thousands	2003	2002
Core transactions	197,284	89,123
Additional core transactions	50,502	—
Encounters	25,529	25,045

Total transactions	273,315	114,168

     Laboratory Communication Solutions segment’s net revenues decreased by 10% from the 2002 period. As the sluggish economy continued throughout 2003, we experienced a slowdown in contract manufacturing sales and sales of communication devices at our smaller labs and hospital labs. Additionally, beginning in 2004, we lost a customer in our contract manufacturing business that represented approximately 13% of this segment’s 2003 revenues.

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

     Selling, General and Administrative Expenses. Consolidated SG&A increased for 2003 by $15.7 million, or 78%, to $35.8 million from consolidated SG&A of $20.2 million for 2002. Consolidated SG&A expenses as a percentage of consolidated revenues increased to 50% for 2003 compared to 40% in 2002. SG&A expenses classified by our reportable segments are as follows:

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

     SG&A expenses in our Laboratory Communication Solutions segment decreased by 10% in the 2003 period from the same period last year primarily due to cost cutting measures implemented in the third quarter of 2002. Segment SG&A expenses as a percentage of segment net revenues remained the same at 22% for both periods.

     Corporate SG&A expenses increased 40% for the 2003 period compared to the same period of last year due to increased insurance premiums, professional fees and personnel costs. We expect our Corporate SG&A expenses to increase in 2004 as a result of our compliance efforts related to the Sarbanes-Oxley Act of 2002 and financial systems consolidation plans for 2004.

     Depreciation and Amortization. Consolidated depreciation and amortization increased by $3.7 million to $6.3 million for 2003 from $2.6 million for 2002. This increase was primarily due to $1.5 million for the amortization of intangible assets acquired in the MedUnite acquisition, which includes amortization of ProxyMed.net, our real-time network based on the technology platform acquired from MedUnite, and the amortization of the customer relationships acquired from MedUnite. Amortization of intangible assets related to additional capitalized software development increased in late 2003 as we placed the Phoenix platform into production and commenced the amortization of this asset. Depreciation and amortization classified by our reportable segments is as follows:

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

     Operating Income (Loss). As a result of the foregoing, consolidated operating loss for 2003 was $3.6 million compared to operating income of $1.3 million for 2002. Operating income (loss) classified by our reportable segments is as follows:

In thousands	2003	2002
Transaction Services	(920)	$597
Laboratory Communication Solutions	1,119	3,535
Corporate	(3,841)	(2,792)

	$(3,642)	$1,340

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

     Net Income (Loss) Applicable to Common Shareholders. As a result of the foregoing, we reported net loss applicable to common shareholders of $5.0 million for 2003 compared to a net income applicable to common shareholders of $1.3 million for 2002.

Liquidity and Capital Resources

     In 2004, net cash provided by operating activities totaled $1.8 million, and included $4.0 million to pay certain acquisition-related expenses of PlanVista outstanding as of the effective date of the acquisition. Cash provided by investing activities totaled $0.7 million and consisted primarily of $0.8 million in net cash acquired from PlanVista and $4.5 million received from the sale of our contract manufacturing assets, offset by $0.9 million in costs related to the acquisitions of PlanVista and MedUnite and $4.3 million in capital expenditures and capitalized software. Cash provided by financing activities totaled $4.5 million and consisted of a $24.1 million private placement of our common stock, proceeds from the exercise of stock options and warrants for $8.8 million, and offset by $28.3 million in repayments of notes payable, other long-term debt, and payments related to capital leases (including $27.4 million for the retirement of debts and other obligations of PlanVista upon the consummation of the acquisition).

     In 2003, net cash provided by operating activities totaled $1.5 million. Cash used for investing activities totaled $9.6 million and consisted primarily of payments of costs related to the acquisition of MedUnite, capital expenditures and capitalized software. Cash used in financing activities totaled $3.0 million mainly due to repayments of notes payable, other long-term debt, and payments related to capital leases.

     We had cash and cash equivalents totaling $12.4 million as of December 31, 2004 compared to $5.3 million at December 31, 2003. These available funds will be used for operations, strategic acquisitions, the further development of our products and services, repayment of debt and other general corporate purposes. We continue to evaluate other acquisition opportunities and strategic alternatives that may add synergies to our product offerings and business strategy.

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

     We do not have any material commitments for any other capital expenditures; however, we have budgeted approximately $4.0 million for capital expenditures and capitalized development for 2005.

     In 2004, we spent $3.4 million towards hardware and software costs primarily related to our technical infrastructure and administrative systems. We have also spent $0.9 million towards capitalized development of our internal systems. Furthermore, in 2004, we have incurred costs of approximately $1.7 million in connection with the implementation of our internal control procedures mandated by the Sarbanes-Oxley Act of 2002 and with our financial system consolidation efforts.

     We have also spent the better part of two years on HIPAA compliance efforts, which has resulted in significant costs. We now have over 98% of our total transaction volume migrated to a HIPAA compliant connection to our payer customers. However, on our submitter customer side, 85% of our providers continue to submit their transactions to us in legacy formats and rely on us to help meet HIPAA format requirements. Our continued efforts on the submitter side for HIPAA compliance will force us to continue to spend additional funds in the future.

     At the time of our acquisition of PlanVista, there existed several pending and threatened preacquisition contingencies. We settled and/or had dismissed the majority of these cases before December 31, 2004 resulting in payments of approximately $0.7 million in 2004 and a net payment of $0.2 million in January 2005. As of the filing of this report, two significant preacquisition contingencies remain unresolved. One of these cases is a class action suit for which we cannot estimate any range of settlement at this time. The other case is still in mediation and we have estimated a minimum settlement of $0.6 million for which we have accrued this amount at December 31, 2004.

     In December 2003, we closed on a $12.5 million asset-based line of credit with our commercial bank. Borrowing under such facility is subject to eligible cash, accounts receivable, and inventory and other conditions. Borrowings bear interest at the prime rate plus 0.5% or at LIBOR plus 2.25% (or LIBOR plus 0.75% in the case of borrowings against eligible cash only). As a result of our acquisition of PlanVista, we drew down $4.4 million against this line at the end of February 2004 (which was repaid in early March 2004).

     In 2002, cash provided by operating activities was $2.8 million. During this period, we paid $9.1 million for our acquisition of Medunite and paid $5.3 million for two other acquisitions; paid $0.7 million for purchase of certain customer relationships; paid in full our $7.0 million promissory note related to a 2001 acquisition; and paid $2.0 million for fixed assets and capitalized software. These activities were principally financed through a private placement of our common stock valued at $25.0 million in April 2002, proceeds of $0.5 million from the exercise of B warrants, and available cash resources.

outstanding as of March 31, 2004 that we repaid in April 2004. With extensions granted by the commercial bank, this line of credit will expire on April 30, 2005.

     As of March 8, 2005, we have executed a term sheet with the bank to expand and extend its current line of credit. The bank will receive first lien security on all ProxyMed assets including all subsidiaries. We expect to repay the note the Company assumed as part of the PlanVista acquisition through the proceeds of this expanded line of credit and its current cash balances prior to the due date of the assumed note.

     As noted above, with our acquisition of PlanVista, we utilized the $24.1 million in proceeds raised from our private placement, drew $4.4 million on our line of credit and used available cash to satisfy $27.4 million of PlanVista’s debt and other obligations and expenses outstanding as of the effective time of the acquisition. As a result of the acquisition, we acquired a cash flow positive company with $20.4 million in senior debt due in May 2005 (originally at an interest rate of 6% until December 2004 when the interest rate increased to 10%).

     The Company is currently negotiating financing with a bank to provide funds to be used with existing cash balances to make the May 31, 2005 $17.4 million payment related to the debt assumed in the PlanVista Acquisition. If the Company is unable to arrange this financing and is unable to make this balloon payment, the Company may be unable to continue as a going concern.

     The following table represents our contractual cash obligations due over the next several years. Operating leases are shown net of any sublease agreements.

In thousands	2005	2006	2007	2008	2009
Interest on convertible notes (1)	$526	$525	$525	$526	$—
Interest on senior and other debt	744	—	—	—	—
Convertible notes (1)	—	—	—	13,137	—
Senior debt	18,394	—	—	—	—
Notes payable (2)	1,678	206	—	—	—
Litigation settlement (3)	175
Capital lease obligations (2)	5	6	1	—	—
Operating leases	1,624	1,415	1,418	1,013	781

Total	$23,146	$2,152	$1,944	$14,676	$781

(1)	Assumes no conversion of convertible notes

(2)	Includes principal and interest

(3)	Net of insurance reimbursement

     We believe that we have sufficient cash and cash equivalents on hand to fund our future operational requirements and capital expenditures, and a sufficient level of capital in order to fund specific research and development projects or to pursue smaller additional strategic acquisitions. We expect to refinance the PlanVista debt, by obtaining a new senior line of credit in order to satisfy this debt on or before maturity. If we require additional funding in the future to satisfy any of our outstanding future obligations, or further our strategic plans, there can be no assurance that any additional funding will be available to us, or if available, that it will be available on acceptable terms. If we are successful in obtaining additional financing, the terms of the financing may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of our common stock. We believe that if we are not successful in obtaining additional financing for further product development or strategic acquisitions, such inability may adversely impact our ability to successfully execute our business plan and may put us at a competitive disadvantage.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements beginning on Page F-8.

     Revenue Recognition — Revenue is derived from our Transaction Services and Laboratory Communication Solutions segments.

     In our Transaction Services segment, we provide transaction and value-added services principally between healthcare providers and insurance companies, and physicians and pharmacies. Such transactions and services include EDI claims submission and reporting, insurance eligibility verification, claims status inquiries, referral management, electronic remittance advice, patient statement processing, encounters, and cost containment transaction services including claims repricing and bill renegotiation. In our Laboratory Communication Solutions segment, we sell, rent and service intelligent remote reporting devices and provide lab results reporting through our software products.

     Transaction Services revenues are derived from insurance payers, pharmacies and submitters (physicians and other entities including billing services, practice management software vendors, and claims aggregators). Such revenues are recorded on either a per transaction fee basis or on a flat fee basis (per physician, per tax ID, etc.) and are recognized in the period the service is rendered. Agreements with payers or pharmacies are for one to three years on a non-exclusive basis. Agreements with submitters are for one year, renew automatically, and are generally terminable thereafter upon 30 to 90 days notice. Transaction fees vary according to the type of transaction and other factors, including volume level commitments.

     Revenue from Medical Cost Containment business in our Transaction Services segment is recognized when the services are performed and are recorded net of their estimated allowance. These revenues are primarily in the form of fees generated from the discounts we secure for the payers that access our provider network. We enter into agreements with healthcare payer customers that require them to pay a percentage of the cost savings generated from our network discounts with participating providers. These agreements are generally terminable upon 90 days notice. Revenue from a percentage of savings contract is generally recognized when the related claims processing and administrative services have been performed. The remainder of the revenue from our Medical Cost Containment business is generated from customers that pay a monthly fee based on eligible employees enrolled in a benefit plan covered by our health benefits payers’ clients.

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

     Revenue from support and maintenance contracts on our products in both our Transaction Services and Laboratory Communication Solutions segments is recognized ratably over the contract period, which does not exceed one year. Such amounts are billed in advance and established as deferred revenue.

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

     Revenue from the rental of laboratory communication devices is recognized ratably over the applicable period of the rental contract. Such contracts require monthly rental payments and are for a one to three year term, then renewing to a month to month period after the initial term is expired. Contracts may be cancelled upon 30 days notice. A significant amount of rental revenues are derived from contracts that are no longer under the initial non-cancelable term. At the end of the rental period, the customer may return or purchase the unit for fair market value. Upon sale of the revenue earning equipment, the gross proceeds are included in net revenues and the undepreciated cost of the equipment sold is included in cost of sales.

     Goodwill — We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under SFAS No. 142, goodwill is reviewed at least annually for impairment. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a “fair value” methodology versus an undiscounted cash flow method required under previous accounting rules. In accordance with our adoption of SFAS No. 142, we completed our most recent annual test at December 31, 2004 utilizing cash-flow based market comparables in assessing fair value for our goodwill impairment testing and we concluded that there was no impairment of our goodwill. To the extent that future cash flows differ from those projected in our analysis, fair value of our goodwill may be affected and may result in an impairment change.

     Capitalized Software Development and Research and Development — Costs incurred internally and fees paid to outside contractors and consultants during the application development stage of our internally used software products are capitalized. Costs of upgrades and major enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades are expensed as incurred. All other costs are expensed as incurred as research and development expenses and are included in selling, general and administrative expenses. Application development stage costs generally include software configuration, coding, installation to hardware and testing. Once the project is completed, capitalized costs are amortized over their remaining estimated economic life. Our judgment is used in determining whether costs meet the criteria for immediate expense or capitalization. We periodically review projected cash flows and other criteria in assessing the impairment of any internal-use capitalized software and take impairment charges as needed.

     Purchased Technology and Other Intangibles Assets — Purchased technology and other intangible assets are amortized on a straight line basis over their estimated useful lives of 4.6 to 12 years. The carrying values of purchased technology and intangible assets are reviewed if the facts and circumstances indicate that they may be impaired. This review indicates whether assets will be recoverable based on future expected cash flows, and, if not recoverable, whether there is an impairment of such assets.

     Reserve for Doubtful Accounts/Revenue Allowances/Bad Debt Estimates — We rely on estimates to determine revenue allowances, the bad debt expense and the adequacy of the reserve for doubtful accounts receivable. These estimates are based on our historical experience and the industry in which we operate. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, in our Medical Cost Containment business, we evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize revenue reserves based on past write-off history, average percentage of receivables written off historically, and the length of time the receivables are past due. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for losses.

New Accounting Pronouncements

     In September 2004, the Financial Accounting Standards Board (“FASB”) issued EITF No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share” (“EITF No. 04-8”). EITF No. 04-8 addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share and requires that contingently convertible debt instruments are to be included in the computation of diluted earnings per share regardless of whether the market price or other trigger has been met. EITF No. 04-8 also requires that prior period diluted earnings per share amounts presented for comparative purposes be restated. EITF No. 04-8 is effective for reporting periods ending after December 15, 2004. As a result of the issuance of EITF No. 04-8, shares convertible from our $13.1 million convertible notes may be required to be included in the calculation of our earnings per share in periods of net income; however, the FASB has yet to reach a conclusion as to the effect of non market price triggers on earnings per share calculations in situations where the instrument contains only non-market price trigger, such as our convertible notes, and therefore the impact on the consolidated financial statements is not determinable at this time.

     In December 2004, the FASB issued SFAS No. 123R, “Shared-Based Payments (Revised 2004)”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related guidance. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be estimated using option-pricing models adjusted for the unique characteristics of those instruments and will be recognized and expensed over the period which an employee is required to provide service in exchange for the award (usually the vesting period). Fair value is based on market prices (if those prices are publicly available). If not available, SFAS 123R does not specifically require the use of a particular model; however, the most common models are the Black-Scholes model and lattice (binomial) models. Additionally, modifications to an equity award after the grant date will require a compensation cost to be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the award immediately before the modification. The effective date of SFAS No. 123R is for interim and annual reporting periods beginning after June 15, 2005. We have not completed the process of evaluating the impact that will result from adopting FASB Statement No. 123R and are therefore unable to disclose the impact that adoption will have on our financial position and results of operations.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

     Statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements present our expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. In particular, these include statements relating to: our ability to identify suitable acquisition candidates; our successful integration of PlanVista and any other future acquisitions; our ability to successfully develop, market, sell, cross-sell, install and upgrade our clinical and financial transaction services and applications to new and current physicians, payers, medical laboratories and pharmacies; our ability to compete effectively on price and support services; our ability to increase revenues and revenue opportunities; and our ability to meet expectations regarding future capital needs and the availability of credit and other financing sources.

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

     Actual results may differ significantly from projected results due to a number of factors, including, but not limited to, the soundness of our business strategies relative to perceived market opportunities; our assessment of the healthcare industry’s need, desire and ability to become technology efficient; market acceptance of our products and services; and our ability and that of our business associates to comply with various government rules regarding healthcare information and patient privacy. These and other risk factors are more fully discussed starting on page 20 and elsewhere in this Form 10-K, which we strongly urge you to read.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We own no derivative financial instruments or derivative commodity instruments. Revenue derived from international sales is transacted in U.S. Dollars, and therefore, we do not believe that we are exposed to material risks related to foreign currency exchange rates.

     We have a concentration of credit risk in each of our two operating segments which is further disclosed in Note 16 to the financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and schedule are included beginning at Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have not had any disagreement with our accountants on accounting and financial disclosures during our two most recent fiscal years or any later interim period. We changed external auditors from PricewaterhouseCoopers, LLP to Deloitte & Touche LLP effective August 16, 2004.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:

     Our management, under the supervision and with the participation of the our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of the end of the period covered by this report. Management has concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control

     There have been no changes to our internal control over financial reporting that occurred during the fourth quarter of 2004, or subsequently, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting:

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us. Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

     (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

     (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

     Management uses the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, to evaluate the effectiveness of our internal control over financial reporting. Management assessed our internal control over financial reporting using the COSO framework as of the end of our fiscal year. Based on our evaluation under the framework in Internal Control — Integrated Framework, we believe our internal control over financial reporting as of December 31, 2004 was effective. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent public registered accounting firm, which also audited our 2004 consolidated financial statements. Deloitte & Touche LLP’s attestation report on management’s assessment of internal control over financial reporting is set forth herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ProxyMed, Inc.
Atlanta, Georgia

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that ProxyMed, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company, and our report dated March 16, 2005 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph concerning matters that raise substantial doubt about the Company’s ability to continue as a going concern.

/s/ Deloitte & Touche LLP

Atlanta, GA
March 16, 2005

PART III

     The information required in Item 10 (Directors and Officers of the Registrant) with the exception of the information required by Item 401 of Regulation of S-K, Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions), and Item 14 (Principal Accountant Fees and Services) is incorporated by reference to our definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed with the SEC.

     Our directors and executive officers are as follows:

Name	Age	Position
William L. Bennett (1)(3)	55	Director
Edwin M. Cooperman (2)	61	Director
Gregory J. Eisenhauer, CFA	46	Executive Vice President, Chief Financial Officer and Treasurer
Michael S. Falk	43	Director
John Paul Guinan	44	Executive Vice President and Chief Technology Officer
Nancy J. Ham	43	President and Chief Operating Officer
Lonnie W. Hardin	50	Senior Vice President — Payer Services
Thomas E. Hodapp (1)(2)(3)	46	Director
Braden R. Kelly (2)	34	Director
Jeffrey L. Markle	56	Senior Vice President and President/Chief Operating Officer — PlanVista
Kevin M. McNamara	49	Chairman of the Board and Interim Chief Executive Officer
David E. Oles	45	Senior Vice President, General Counsel and Secretary
Judson E. Schmid	43	Executive Vice President and Chief Accounting Officer
Eugene R. Terry (1)(3)	66	Director
Timothy J. Tolan	46	Executive Vice President
Thomas C. Wohlford	51	Senior Vice President — Submitter Services

(1)	Member of the Audit Committee, the Chairman of which is Mr. Bennett.

(2)	Member of the Compensation Committee, the Chairman of which is Mr. Cooperman.

(3)	Member of Nominating Committee, the Chairman of which is Mr. Terry.

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

     Edwin M. Cooperman has served as a director of ProxyMed since July 2000. He is a principal of T.C. Solutions, a privately-held investment and financial services consulting firm. Previously, Mr. Cooperman was Chairman of the Travelers Bank Group and Executive Vice President, Travelers Group, where he was responsible for strategic marketing, the integration of Travelers brands and products, joint and cross marketing efforts and corporate identity strategies, as well as expanding the Travelers Bank Group’s credit card portfolios. After joining Travelers in 1991, Mr. Cooperman became Chairman and CEO of Primerica Financial Services Group, which comprises Primerica Financial Services, Benefit Life Insurance Company and Primerica Financial Services Canada. Previous to this, Mr. Cooperman served at American Express where he became Chairman and Co-Chief Executive of Travel Related Services, North America. Mr. Cooperman is also a director of Grannum Value Mutual Fund.

     Gregory J. Eisenhauer, CFA joined ProxyMed in December 2003 and currently serves as Executive Vice President and Chief Financial Officer of ProxyMed. Before joining ProxyMed, he served as Executive Vice President, Chief Financial Officer and Secretary for U.S. Healthworks, a national occupational healthcare services company headquartered in Alpharetta, Georgia. From 1993 to 2002, Mr. Eisenhauer was with RehabCare Group (NYSE: RHB), a company that grew from $40 million in revenue to over $500 million in revenue during his tenure, which culminated in Mr. Eisenhauer’s appointment as Senior Vice President, Chief Financial Officer and Secretary. Prior to RehabCare, he was with Sverdrup Corporation and APEX Oil. Mr. Eisenhauer is a Chartered Financial Analyst and has an MBA in finance from the University of St. Louis and an undergraduate finance degree from the University of Missouri-Columbia.

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

     Nancy J. Ham joined ProxyMed in October 2000 and currently serves as President and Chief Operating Officer. Prior to joining ProxyMed in October 2000, Ms. Ham served as General Manager, Institutional and Connectivity Services of Healtheon/WebMD Corporation from June 1999 to March 2000. She originally joined Healtheon in May 1998 with its acquisition of ActaMed Corporation, where she had served as Chief Financial Officer and Senior Vice President, Business Development. Upon the merger with WebMD Corporation, she became General Manager. Before joining ActaMed in 1993, Ms. Ham was a Director, Corporate Finance at Equifax, Inc. from 1992 to 1993, and prior to that spent five years with GE Capital’s Corporate Finance Group. Ms. Ham has a B.A. from Duke University and a Masters in International Business Studies from the University of South Carolina.

     Lonnie W. Hardin joined ProxyMed in November 1997 and since October 2000 has been serving as Senior Vice President of Payer Services and from November 1997 to October 2000 as the Senior Vice President of Field Claims Operations. Prior to joining ProxyMed, Mr. Hardin was employed by US Health Data Interchange, Inc. from 1991 through 1997, during which time he held the positions of Vice President - Sales/Marketing and General Manager.

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

     Kevin M. McNamara was appointed as a director of ProxyMed in September 2002 and has served as Chairman of the Board and Interim Chief Executive Officer since December 2004. Mr. McNamara currently serves as Chief Financial Officer of HCCA International, Inc., a healthcare management and recruitment company and expects to become the Chief Financial Officer of Newquest Holdings, Inc. in April 2005. Newquest is an HMO based in Nashville, TN that focuses mainly on providing health coverage to medical beneficiaries. From November 1999 until February 2001, Mr. McNamara served as Chief Executive Officer and a director of Private Business, Inc., a provider of electronic commerce solutions that help community banks provide accounts receivable financing to their small business customers. From 1996 to 1999, Mr. McNamara served as Senior Vice President and Chief Financial Officer of Envoy. Before joining Envoy, he served as president of NaBanco Merchant Services Corporation, then one of the world’s largest merchant credit card processors. Mr. McNamara currently serves on the Board of Directors of Luminex Corporation, a medical device company, Comsys IT Partners, and information technology staffing company and several private companies. He is a Certified Public Accountant and holds a B.S. in Accounting from Virginia Commonwealth University and a Masters in Business Administration from the University of Richmond.

     David E. Oles currently serves as Senior Vice President, General Counsel, and Secretary of ProxyMed. Prior to joining ProxyMed in April 2004, Mr. Oles served as Vice President and Associate General Counsel of NDCHealth Corporation. From 1998 through 2000, Mr. Oles engaged in the private practice of law as an associate in the Healthcare group of the law firm of Alston & Bird LLP in Atlanta, Georgia, and in the healthcare corporate group of Reed Smith Shaw and McClay, LLP from 1996 through 1998. Mr. Oles received his J.D. from Harvard Law School, and his M.B.A. and B.B.A. from the University of Memphis.

     Judson E. Schmid joined ProxyMed in April 1996 and currently serves as Executive Vice President and Chief Accounting Officer of ProxyMed. From October 2000 to December 2003, he was ProxyMed’s Chief Financial Officer. From April 1996 to October 2000, he was ProxyMed’s Vice President — Corporate Finance and Corporate Controller. From August 1994 to September 1995, Mr. Schmid was the Corporate Controller for CardioLife Corporation, a privately-held medical provider of transtelephonic cardiac monitoring services. From September 1990 to August 1994, he was the Corporate Controller of Sports-Tech International, Inc., a publicly-held developer and supplier of computer-controlled video editing systems for the sports industry. From September 1985 to September 1990, he worked as an Audit Supervisor for two public accounting firms, including KPMG. Mr. Schmid received his undergraduate degree at the University of Florida and his Masters of Accounting at Florida Atlantic University. Mr. Schmid is a certified public accountant in Florida (inactive status elected). Mr. Schmid has resigned from ProxyMed and is expected to terminate his employment at the end of March 2005.

     Eugene R. Terry has been a director of ProxyMed since August 1995. Mr. Terry is a pharmacist and is a principal of T.C. Solutions, a privately-held investment and financial services consulting firm. Since 2004, Mr. Terry has served as a consultant for MSO Medical, a bariatric surgery management company. Until 2001, Mr. Terry was a director on the board of In-Home Health, a home healthcare company acquired by Manor Care, Inc. In 1971, Mr. Terry founded Home Nutritional Support, Inc. (“HNSI”), one of the first companies established in the home infusion industry. In 1984, HNSI was sold to Healthdyne, Inc. HNSI was later sold to the W.R. Grace Group. From 1975 to 1984, Mr. Terry was also founder and Chief Executive Officer of Paramedical Specialties, Inc., a respiratory and durable medical equipment company, which was also sold to Healthdyne, Inc. Mr. Terry is a consultant and Board member in MSO and also a director of HCM, a prescription auditing firm.

     Timothy J. Tolan joined ProxyMed in January 2001 and currently serves as Executive Vice President. Mr. Tolan previously served as ProxyMed’s Executive Vice President of Business Development beginning in June 2003. Before joining ProxyMed, Mr. Tolan was Vice President of Sales for ePhysician, Inc from May 2000 until his appointment at ProxyMed. He was Vice President of Sales — Lab/PBM for Healtheon/WebMD

Corporation from August 1998 through May 2000. Prior to Healtheon/WebMD, Mr. Tolan also held the position of Vice President of Sales — Eastern Region for CITATION Computer Systems, a laboratory information system company. Prior to CITATION, Mr. Tolan spent twelve years in the physician practice management market.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
(a)	(1)	The following financial statements are included in Part II, Item 8:

Consolidated Financial Statements:

		Report of Independent Registered Public Accounting Firm	F-2

		Report of Independent Registered Public Accounting Firm	F-3

		Consolidated Balance Sheets — December 31, 2004 and 2003	F-4

		Consolidated Statements of Operations — Years Ended December 31, 2004, 2003 and 2002	F-5

		Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2004, 2003 and 2002	F-6

		Consolidated Statements of Cash Flows — Years Ended December 31, 2004, 2003 and 2002	F-7

		Notes to Consolidated Financial Statements	F-8 — F-48

	(2)	The following schedule for the years 2004, 2003 and 2002 is submitted herewith:

		Schedule II — Valuation and Qualifying Accounts - Years Ended December 31, 2004, 2003 and 2002	F-49

	(3)	Exhibits required to be filed by Item 601 of Regulation S-K as exhibits to this Report are listed in the Exhibit Index appearing on pages 60 through 65.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2005	PROXYMED, INC.
	By:	/s/ Kevin M. McNamara
Kevin M. McNamara
Interim Chief Executive Officer

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin M. McNamara and Gregory J. Eisenhauer and each of them, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ Kevin M. McNamara Kevin M. McNamara	Chairman of the Board and Interim Chief Executive Officer (principal executive officer)	March 16, 2005

/s/Gregory J. Eisenhauer Gregory J. Eisenhauer, CFA	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 16, 2005

/s/ William L. Bennett William L. Bennett	Director	March 16, 2005

/s/ Edwin M. Cooperman Edwin M. Cooperman	Director	March 16, 2005

/s/ Michael S. Falk Michael S. Falk	Director	March 16, 2005

/s/ Thomas E. Hodapp Thomas E. Hodapp	Director	March 16, 2005

/s/ Braden R. Kelly Braden R. Kelly	Director	March 16, 2005

/s/ Eugene R. Terry Eugene R. Terry	Director	March 16, 2005

EXHIBIT INDEX

Exhibit No.	Description
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

2.6
Asset Purchase Agreement dated June 28, 2004 between ProxyMed, Inc., and Key Communications Services, Inc., and Key Electronics, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K File No. 000-22052, reporting an event dated July 30, 2004).

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

3.4	Articles of Amendment to Articles of Incorporation of the Registrant dated May 22, 2002 (incorporated by reference to Exhibit 3.4 of Form 10-K for the period ended December 31, 2003).

3.5
Articles of Amendment to Articles of Incorporation of the Registrant dated December 21, 2001 (incorporated by reference to Exhibit 3.1 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).

3.6	Articles of Amendment to Articles of Incorporation dated August 21, 2001 (incorporated by reference to Exhibit 2.2 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).

3.7	Articles of Amendment to Articles of Incorporation dated July 25, 2001 (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).

Exhibit No.	Description
3.8	Articles of Amendment to Articles of Incorporation of the Registrant dated July 7, 2000 (incorporated by reference to Exhibit 3.8 of Form 10-K for the period ended December 31, 2003).

3.9	Articles of Amendment to Articles of Incorporation of the Registrant dated June 15, 2000 (incorporated by reference to Exhibit 3.4 of Form 10-Q/A for the period ended June 30, 2000).

4.1	Common Stock Purchase Warrants issued to First Data Corporation (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 000-22052, reporting an event dated July 8, 2003).

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

Exhibit No.	Description
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

10.8	Employment Letter between ProxyMed and Jeffrey L. Markle effective March 2, 2004 (incorporated by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2003).*

10.9	Employment Agreement between ProxyMed and Gregory J. Eisenhauer dated December 8, 2003 (incorporated by reference to Exhibit 10.9 of Form 10-K for the period ended December 31, 2003).*

10.10	Employment Agreement between ProxyMed and Tom Wohlford dated May 13, 2003 (incorporated by reference to Exhibit 10.10 of Form 10-K for the period ended December 31, 2003).*

10.11	Employment Agreement between ProxyMed and A. Thomas Hardy dated December 31, 2001 (incorporated by reference to Exhibit 10.40 of Form 10-K for the period ended December 31, 2001).*

10.12	Employment Agreement between ProxyMed and Lonnie W. Hardin dated March 29, 2001 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the period ended March 31, 2001).*

10.13	Employment Agreement between ProxyMed and Timothy J. Tolan dated January 23, 2001 (incorporated by reference to Exhibit 10.30 of Form 10-K for the period ended December 31, 2000).*

10.14	Amendment to Employment Agreement between ProxyMed and Timothy J. Tolan effective January 1, 2004 (incorporated by reference to Exhibit 10.15 of Form 10-K for the period ended December 31, 2003).*

10.15	Employment Agreement between ProxyMed and Michael K. Hoover dated July 28, 2000 (incorporated by reference to Exhibit 99.1 of Form 10-Q for the period ended September 30, 2000).*

10.16	Amendment to Employment Agreement between ProxyMed and Michael K. Hoover effective January 1, 2004 (incorporated by reference to Exhibit 10.17 of Form 10-K for the period ended December 31, 2003).*

10.17	Employment Agreement between ProxyMed and Judson E. Schmid dated September 29, 2000 (incorporated by reference to Exhibit 99.2 of Form 10-Q for the period ended September 30, 2000).*

Exhibit No.	Description
10.18	Employment Agreement between ProxyMed and Nancy J. Ham dated October 2, 2000 (incorporated by reference to Exhibit 99.3 of Form 10-Q for the period ended September 30, 2000).*

10.19	Amendment to Employment Agreement between ProxyMed and Nancy J. Ham effective January 1, 2004 (incorporated by reference to Exhibit 10.20 of Form 10-K for the period ended December 31, 2003).*

10.20	Employment Agreement between ProxyMed and John Paul Guinan (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).*

10.21	Form of bonus letter offered to executive and senior management on February 26, 2002 (incorporated by reference to Exhibit 10.54 of Form 10-K for the period ended December 31, 2002).*

10.22	2002 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.23 of Form 10-K for the period ended December 31, 2003).*

10.23	2001 Stock Option Plan (incorporated by reference to Exhibit B of the Proxy Statement filed on June 22, 2001).*

10.24	2000 Stock Option Plan (incorporated by reference to Exhibit B of the Proxy Statement filed on June 12, 2000).*

10.25	2000-1/2 Stock Option Plan (incorporated by reference to Exhibit C of the Proxy Statement filed on June 12, 2000).*

10.26	1997 Stock Option Plan (incorporated by reference to Exhibit A of the Proxy Statement filed on May 6, 1997).*

10.27	Amended 1993 Stock Option Plan (incorporated by reference to Exhibit A of ProxyMed’s Proxy Statement for its 1994 Annual Meeting of Shareholders).*

10.28	1995 Stock Option Plan (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).*

10.29
Subscription Agreement dated December 21, 2001 for the private placement issuance of up to $8,000,000 of ProxyMed, Inc. common stock (incorporated by reference to Exhibit 10.1 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).

10.30
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

Exhibit No.	Description
10.32
Designation and Subscription Amendment Agreement for Series C 7% Convertible Preferred shareholder pursuant to conversion offer dated December 13, 2001 (incorporated by reference to Exhibit 10.4 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).

10.33
Loan and Security Agreement by and between ProxyMed, Key Communications Service, Inc., MedUnite Inc. and Wachovia Bank, National Association dated December 4, 2003 (incorporated by reference to Exhibit 10.34 of Form 10-K for the period ended December 4, 2003).*

10.34
Revolver Note dated December 4, 2003, issued in connection with the Loan and Security Agreement by and between ProxyMed, Key Communications Service, Inc., MedUnite Inc. and Wachovia Bank, National Association dated December 4, 2003 (incorporated by reference to Exhibit 10.35 of form 10-K for the period ended December 31, 2003).*

10.35
Patent and Trademark Security Agreement effective as of December 4, 2003 between ProxyMed, Key Communications Service, Inc., MedUnite Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.36 of Form 10-K for the period ended December 31, 2003).*

10.36
Independent Contractor Agreement between ProxyMed and Kevin M. McNamara dated December 21, 2004 (incorporated by reference to Exhibit 99.1 of Form 8-K File No. 000-22052, reporting an event dated December 21, 2004.

10.37	Employment Agreement between ProxyMed and David Edward Oles dated April 14, 2004 (incorporated by reference to Exhibit 10.10 of Form 10-Q for the period ended March 31, 2004).*

10.38	Amendment to Employment Agreement between ProxyMed and Judson E. Schmid dated June 2, 2004 (incorporated by reference to Exhibit 10.2 of Form 10-Q for the period ended June 30, 2004).*

10.39	Consulting Agreement between ProxyMed and Philip S. Dingle dated April 13, 2004 (incorporated by reference to Exhibit 10.3 of Form 10-Q for the period ended June 30, 2004).*

10.40	Letter Agreement dated July 14, 2004 between ProxyMed and Gregory J. Eisenhauer (incorporated by reference to Exhibit 10.2 of Form 10-Q for the period ended September 30, 2004).*

10.41	Purchase Agreement dated June 27, 1997 by and between ProxyMed, Inc. and Walgreen Co.

10.42	Letter Agreement dated March 8, 2005 between ProxyMed, Inc. and Nancy J. Ham

10.43	Letter Agreement dated March 8, 2005 between ProxyMed, Inc. and Lonnie J. Hardin

10.44	Letter Agreement dated March 8, 2005 between ProxyMed, Inc. and Gregory J. Eisenhauer

10.45	Letter Agreement dated March 8, 2005 between ProxyMed, Inc. and Jeffrey L. Markle

16
Letter Regarding Change in Certifying Accountant dated August 16, 2004 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 of Form 8-K File No. 000-22052, reporting an event dated August 11, 2004).

21	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Deloitte & Touche LLP.

31.1	Certification by Kevin M. McNamara, Interim Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

Exhibit No.	Description
31.2	Certification Gregory J. Eisenhauer, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Kevin M. McNamara, Interim Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Gregory J. Eisenhauer, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes management contract or compensating plan or arrangement.

PROXYMED, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ProxyMed, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of ProxyMed, Inc. and its subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2) for the year ended December 31, 2004. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit. The financial statements and financial statement schedule of the Company for the years ended December 31, 2003 and 2002 were audited by other auditors whose report, dated March 25, 2004, expressed an unqualified opinion on the financial statements and financial statement schedule and included an explanatory paragraph that described the adoption of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets discussed in Note 9 to the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ProxyMed, Inc. and its subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein for the year ended December 31, 2004.

The accompanying consolidated financial statements for the year ended December 31, 2004 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 21 to the financial statements, the Company’s potential inability to pay certain current debt obligations when due raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are described in Note 12(a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 16, 2005

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the
Shareholders of ProxyMed, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(l) on page (57) present fairly, in all material respects, the financial position of ProxyMed, Inc. and its subsidiaries (the “Company”) at December 31, 2003 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page (57) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, pursuant to the adoption of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets, the Company changed its method of accounting for goodwill in 2002.

/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
March 25, 2004

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2004 and 2003
(amounts in thousands except for share and per share data)

Assets	2004	2003
Current assets:
Cash and cash equivalents	$12,374	$5,333
Accounts receivable — trade, net of allowance for doubtful accounts of $3,168 and $882 respectively	17,591	10,434
Other receivables	312	187
Inventory, net	1,775	3,347
Other current assets	1,399	1,908

Total current assets	33,451	21,209
Property and equipment, net	4,801	4,772
Goodwill, net	93,604	30,775
Purchased technology, capitalized software and other intangible assets, net	52,305	15,884
Restricted cash	75	291
Other long-term assets	167	199

Total assets	$184,403	$73,130

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable and current portion of long-term debt	$2,178	$1,712
Related party debt - See Notes 12(a) and 21	18,394	—
Accounts payable and accrued expenses and other current liabilities	13,637	8,264
Deferred revenue	691	721
Income taxes payable	215	—

Total current liabilities	35,115	10,697
Convertible notes	13,137	13,137
Other long term debt	206	2,057
Long-term deferred revenue and other long-term liabilities	863	1,461

Total liabilities	49,321	27,352

Commitments and contingencies — see Notes 18 and 19

Stockholders’ equity:
Series C 7% Convertible preferred stock — $.01 par value Authorized 300,000 shares; issued 253,265 shares; outstanding 2,000; liquidation preference $200	—	—
Common stock — $.001 par value. Authorized 13,333,333 shares; issued and outstanding 12,626,182 and 6,784,118 shares, respectively	13	7
Additional paid-in capital	239,255	146,230
Unearned compensation	(113)	—
Accumulated deficit	(104,073)	(100,273)
Note receivable from stockholder	—	(186)

Total stockholders’ equity	135,082	45,778

Total liabilities and stockholders’ equity	$184,403	$73,130

The accompanying notes are an integral part of the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2004, 2003 and 2002
(amounts in thousands except for share and per share data)

	2004	2003	2002
Net revenues:
Transaction fees, cost containment services and license fees	$73,538	$51,813	$28,455
Communication devices and other tangible goods	16,708	19,743	21,727

	90,246	71,556	50,182

Costs and expenses:
Cost of transaction fees, cost containment services and license fees excluding depreciation and amortization	22,626	15,917	8,858
Cost of laboratory communication devices and other tangible goods excluding depreciation and amortization	11,586	16,504	17,158
Selling, general and administrative expenses	48,023	35,809	20,152
Depreciation and amortization	9,763	6,316	2,636
Loss on disposal of assets	47	111	—
Litigation settlement	175	—	—
Write-off of impaired and obsolete assets	—	541	38

	92,220	75,198	48,842

Operating income (loss)	(1,974)	(3,642)	1,340

Other income (expense), net	134	(496)	265
Interest income (expense), net	(1,920)	(862)	345

Income (loss) before income taxes	(3,760)	(5,000)	1,950

Provision for income taxes	40	—	—

Net income (loss)	(3,800)	(5,000)	1,950

Deemed dividends and other charges	—	—	612

Net income (loss) applicable to common shareholders	$(3,800)	$(5,000)	$1,338

Basic weighted average shares outstanding	11,617,601	6,783,742	6,322,086

Basic earnings (loss) per share	$(0.33)	$(0.74)	$0.21

Diluted weighted average shares outstanding	11,617,601	6,783,742	6,396,893

Diluted earnings (loss) per share	$(0.33)	$(0.74)	$0.21

      The accompanying notes are an integral part of the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2004, 2003 and 2002
(amounts in thousands except for share and per share data)

	Series C							Note
	Preferred stock		Common stock					receivable
	Number	Par	Number	Par	Additional	Unearned	Accumulated	from
	of shares	value	of shares	value	paid-in capital	Compensation	deficit	stockholder	Total
Balances, December 31, 2001	34,650	$—	4,894,433	$5	$120,277	$—	$(97,223)	$(186)	$22,873
Sales of common stock, net of expenses of $139	—	—	1,569,366	2	24,884	—	—	—	24,886
Common stock issued for acquired business	—	—	30,034	—	600	—	—	—	600
Conversions of Series C preferred stock pursuant to Conversion Offer	(31,650)	—	242,508	—	—	—	—	—	—
Conversions of Series C preferred stock	(1,000)	—	6,666	—	—	—	—	—	—
Exchange of Series B warrants into common stock	—	—	34,500	—	450	—	—	—	450
Exchange of Series C warrants into common stock	—	—	1,190	—	—	—	—	—	—
Dividends on preferred stock	—	—	4,241	—	—	—	—	—	—
Other, net	—	—	—	—	(24)	—	—	—	(24)
Net income	—	—	—	—	—	—	1,950	—	1,950

Balances, December 31, 2002	2,000	—	6,782,938	7	146,187	—	(95,273)	(186)	50,735
Exercise of stock options	—	—	555	—	7	—	—	—	7
Other, net	—	—	625	—	36	—	—	—	36
Net loss	—	—	—	—	—	—	(5,000)	—	(5,000)

Balances, December 31, 2003	2,000	—	6,784,118	7	146,230	—	(100,273)	(186)	45,778
Exercise of stock options	—	—	1,558	—	16	—	—	—	16
Exercise of warrants	—	—	549,279	—	8,750	—	—	—	8,750
Common stock issued for acquired Business	—	—	3,600,000	4	59,756	—	—	—	59,760
Sales of common stock, net	—	—	1,691,227	2	24,048	—	—	—	24,050
Unearned compensation charge for options	—	—	—	—	295	(295)	—	—	—
Compensatory option charges	—	—	—	—	92	182	—	—	274
Compensatory option charge included in loss on disposal of assets	—	—	—	—	68	—	—	—	68
Repayment of note receivable from shareholder	—	—	—	—	—	—	—	186	186
Net loss	—	—	—	—	—	—	(3,800)	—	(3,800)

Balances, December 31, 2004	2,000	$—	12,626,182	$13	$239,255	$(113)	$(104,073)	$—	$135,082

The accompanying notes are an integral part of the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002
(amounts in thousands except for share and per share data)

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(3,800)	$(5,000)	$1,950
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,763	6,316	2,636
Provision for doubtful accounts	858	152	38
Provision for obsolete inventory	92	28	—
Non-cash interest (income) expense	(59)	54	—
Gain on settlement of liability	(134)	—	—
Write-off of obsolete and impaired assets	—	541	38
Compensatory stock options and warrants and stock compensation awards issued	275	—	—
Write-off of investment	—	496	—
Loss on disposal of fixed assets	47	111	—
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts and other receivables	548	(498)	(1,445)
Inventory	(1,329)	(601)	747
Other current assets	465	430	(30)
Accounts payable and accrued expenses	124	(1,173)	(1,150)
Accrued expenses of PlanVista paid by ProxyMed	(4,011)	—	—
Deferred revenue	137	222	76
Income taxes	(418)	—	—
Prepaid and other, net	(727)	440	(12)

Net cash provided by operating activities	1,831	1,518	2,848

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	782	—	(14,453)
Acquisition of assets	—	—	(700)
Short term investments	—	—	(15,000)
Redemption of short term investments	—	—	15,000
Capital expenditures	(3,440)	(2,601)	(1,561)
Capitalized software	(909)	(1,426)	(445)
Collection of notes receivable	374	120	65
Proceeds from sale of fixed assets	4,526	395	—
Decrease in restricted cash	215	534	—
Payments for acquisition-related costs	(884)	(6,623)	(96)

Net cash provided by (used in) investing activities	664	(9,601)	(17,190)

Cash flows from financing activities:
Net proceeds from sale of common stock	24,100	—	24,886
Proceeds from exercise of stock options and warrants	8,766	7	450
Draws on line of credit	4,900	—	—
Repayments of line of credit	(4,900)	—	—
Payment of note payable related to acquisition of business	—	—	(7,000)
Payment of related party note payable	(2,000)	—	—
Payment of notes payable, long-term debt and capital leases	(26,320)	(2,969)	(217)

Net cash provided by (used in) financing activities	4,546	(2,962)	18,119

Net increase (decrease) in cash and cash equivalents	7,041	(11,045)	3,777
Cash and cash equivalents at beginning of year	5,333	16,378	12,601

Cash and cash equivalents at end of year	$12,374	$5,333	$16,378

The accompanying notes are an integral part of the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(1) Business and Summary of Significant Accounting Policies

(a)	Business of ProxyMed — ProxyMed, Inc. (“ProxyMed” or “the Company”) is an electronic healthcare transaction and cost containment processing services company providing connectivity and related value-added products to physician offices, payers, medical laboratories, pharmacies and other healthcare providers. ProxyMed’s corporate headquarters are located in Atlanta, Georgia and its products and services are provided from various operational facilities located throughout the United States. The Company also operates its clinical computer network and portions of its financial and real-time production computer networks from a secure, third-party co-location site in Atlanta, Georgia.

(b)	Principles of Consolidation — The consolidated financial statements include the accounts of ProxyMed and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

(c)	Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)	Revenue Recognition — Revenue is derived from the Company’s Transaction Services and Laboratory Communication Solutions segments.

In its Transaction Services segment, the Company provides transaction and value-added services principally between healthcare providers and insurance companies, and physicians and pharmacies. Such transactions and services include Electronic Data Interchange (“EDI”) claims submission and reporting, insurance eligibility verification, claims status inquiries, referral management, electronic remittance advice, patient statement processing, encounters, and cost containment transaction services including claims repricing and bill renegotiation. In the Laboratory Communication Solutions segment, the Company sells, rents and services intelligent remote reporting devices and provides lab results reporting through its software products.

Transaction Services revenues are derived from insurance payers, pharmacies and submitters (physicians and other entities including billing services, practice management software vendors, claims aggregators, etc.). Such revenues are recorded on either a per transaction fee basis or on a flat fee basis (per physician, per tax ID, etc.) and are recognized in the period the service is rendered. Agreements between the Company and payers or pharmacies are for one to three years on a non-exclusive basis. Agreements with submitters are generally for one year, renew automatically, and are generally terminable thereafter upon 30 to 90 days notice. Transaction fees vary according to the type of transaction and other factors, including volume level commitments.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Revenue from Medical Cost Containment business in the Transaction Services segment is recognized when the services are performed and are recorded net of their estimated allowances. These revenues are primarily in the form of fees generated from the discounts the Company secures for the payers that access its provider network. The Company enters into agreements with its healthcare payer customers that require them to pay a percentage of the cost savings generated from the Company’s network discounts with participating providers. These agreements are generally terminable upon 90 days notice. Revenue from a percentage of savings contract is generally recognized when the related claims processing and administrative services have been performed. The remainder of the Company’s revenue from its Medical Cost Containment business is generated from customers that pay a monthly fee based on eligible employees enrolled in a benefit plan covered by the Company’s health benefits payers’ clients.

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

Revenue from the rental of laboratory communication devices is recognized ratably over the applicable period of the rental contract. Such contracts require monthly rental payments and are for a one to three year term, then renewing on a month to month basis after the initial term is expired. Contracts may be cancelled upon 30 days notice. A significant amount of rental revenues are derived from contracts that are no longer under the initial non-cancelable term. At the end of the rental period, the customer may return or purchase the unit for fair market value. Upon sale of the revenue earning equipment, the gross proceeds are included in net revenues and the undepreciated cost of the equipment sold is included in cost of sales.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(e)	Fair Value of Financial Instruments — Cash and cash equivalents, notes and other accounts receivable, and restricted cash are financial assets with carrying values that approximate fair value. Accounts payable, other accrued expenses and liabilities, notes payable, and short-term and long-term debt are financial liabilities with carrying values that approximate fair value. The notes payable bear interest rates that approximate market rates.

(f)	Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash balances in excess of immediate needs are invested in bank certificates of deposit, money market accounts and commercial paper with high-quality credit institutions. At times, such amounts may be in excess of FDIC insurance limits. The Company has not experienced any loss to date on these investments. Cash and cash equivalents used to support collateral instruments, such as letters of credit, are reclassified as either current or long-term assets depending upon the maturity date of the obligation they collateralize.

(g)	Reserve for Doubtful Accounts/Revenue Allowances/Bad Debt Estimates — The Company relies on estimates to determine the bad debt expense and the adequacy of the reserve for doubtful accounts receivable. These estimates are based on the Company’s historical experience and the industry in which it operates. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, in the Medical Cost Containment business, the Company evaluates the collectibility of its accounts receivable based on a combination of factors, including historical collection ratios.

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

(h)	Inventory — Inventory, consisting of component parts, materials, supplies and finished goods (including direct labor and overhead) used to manufacture laboratory communication devices, is stated at the lower of cost (first-in, first-out method) or market. Reserves for inventory shrinkage are maintained and are periodically reviewed by management based on our judgment of future realization.

(i)	Property and Equipment — Property and equipment is stated at cost and includes revenue earning equipment. Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives generally over 2 to 7 years. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gains or losses are reflected in operating expenses for the period. Maintenance and repair of property and equipment are charged to expense as incurred. Renewals and betterments are capitalized and depreciated. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposition of Long-lived Assets,” management periodically reviews the Company’s fixed assets for obsolescence, damage and impairment. This review indicates whether the assets will be recoverable based on estimated future cash flows on an undiscounted basis and determines if any impairment has occurred.

(j)	Intangible Assets

Goodwill — Goodwill is reviewed at least annually for impairment. In addition, SFAS No. 142 requires that goodwill be tested for impairment at least annually utilizing “fair value” methodology. We completed our most recent annual test at December 31, 2004 utilizing cash flow-based market comparables in assessing fair value for our goodwill impairment testing and we concluded that there was no impairment of our goodwill. To the extent that future cash flows differ from those projected in our analysis, fair value of the Company’s goodwill may be affected and may result in an impairment charge.

Other Intangibles — Other acquired intangible assets, consisting of customer relationships and provider networks, are being amortized on a straight-line or accelerated basis over their estimated useful lives of 4.6 to 12 years.

The Company reviews the carrying values of acquired technology and intangible assets if the facts and circumstances suggest that they may be impaired. This evaluation indicates whether assets will be recoverable based on estimated future undiscounted cash flows. If the assets are not recoverable, an impairment charge is recognized if the carrying value exceeds the estimated fair value.

Purchased Technology and Capitalized Software — The Company has recorded amounts related to various software and technology that it has purchased or developed for its own internal systems use.

Internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation to hardware and testing. Costs of upgrades and major enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades are expensed as incurred. All other costs are expensed as incurred as research and development expenses (which are included in selling, general and administrative expenses). Capitalized internal-use software development costs are periodically evaluated by ProxyMed for indications that the carrying value may be impaired or that the useful lives assigned may be excessive. This evaluation indicates whether assets will be recoverable based on estimated future cash flows on an undiscounted basis, and if they are not recoverable, an impairment charge is recognized if the carrying value exceeds the estimated fair value.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Purchased technology and capitalized software are being amortized on a straight-line basis over their estimated useful lives of 1 to 12 years. Purchased technology and capitalized software and related accumulated amortization are removed from the accounts when fully amortized and are no longer being utilized.

Research and Development — Software development costs incurred prior to the application development stage are charged to research and development expense when incurred. Research and development expense of approximately $2.3 million in 2004, $4.4 million in 2003, and $3.2 million in 2002 was recorded in selling, general and administrative expenses.

(k)	Income Taxes — Deferred income taxes are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are also established for the future tax benefits of loss and credit carryovers. Valuation allowances are established for deferred tax assets when, based on the weight of available evidence, it is deemed more likely than not that such amounts will not be realized.

(l)	Net Income (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share reflects the potential dilution from the exercise or conversion of securities into common stock. The following schedule sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2004, 2003 and 2002:

In thousands except for share and per share data	2004	2003	2002

Net income (loss) applicable to common shareholders	$(3,800)	$(5,000)	$1,338

Common shares outstanding:
Weighted average common shares used in computing basic net income (loss) per share	11,617,601	6,783,742	6,322,086
Plus incremental shares from assumed conversions:
Convertible preferred stock	—	—	13,833
Stock options	—	—	11,464
Warrants	—	—	49,510

	—	—	74,807

Weighted average common shares used in computing diluted net income (loss) per share	11,617,601	6,783,742	6,396,893

Net income (loss) per common share:
Basic	$(0.33)	$(0.74)	$0.21

Diluted	$(0.33)	$(0.74)	$0.21

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

However, the following shares were excluded from the calculation of net loss per share in the periods noted because their effects would have been anti-dilutive:

	2004	2003	2002
Convertible preferred stock	13,333	13,333	—
Stock options	1,812,909	1,426,670	811,799
Warrants	900,049	1,460,994	318,797

	2,726,291	2,900,997	1,130,596

For the year ended December 31, 2002, the shares noted above were excluded from the calculation of diluted per share results because the exercise price of these options and warrants was greater than the average market price of the Company’s common stock during the period.

Additionally, 238,989 shares issuable upon conversion of $4.4 million in convertible notes (as a result of meeting the first revenue threshold in the fourth quarter of 2003) issued in connection with the Company’s acquisition of MedUnite in December 2002 are excluded from the calculation for years ended December 31, 2004 and 2003 because their effect would also be anti-dilutive.

(m)	Stock-based Compensation — ProxyMed applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for its stock-based compensation plans. The Company measures compensation expense related to the grant of stock options and stock-based awards to employees (including independent directors) in accordance with the provisions of APB No. 25. In accordance with APB No. 25, compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award or at the measurement date for variable awards. Stock-based compensation arrangements involving non-employees are accounted for under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”), under which such arrangements are accounted for based on the fair value of the option or award.

Under SFAS No. 123, as amended by SFAS No. 148, compensation cost for the Company’s stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. The assumptions underlying the fair value calculations of the stock option grants are presented in Note 15 Management has completed an analysis of the weighted average duration (or actual life) of their stock options and concluded that as of 2004, the appropriate estimated life is 6 years. Had the Company adopted SFAS No. 123 in accounting for its stock option plans, the Company’s consolidated net income (loss) and net income (loss) per share for the years ended December 31, 2004, 2003 and 2002 would have been adjusted to the pro forma amounts indicated as follows:

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

In thousands except for per share data	2004	2003	2002

Net income (loss) applicable to common shareholders, as reported	$(3,800)	$(5,000)	$1,338
Deduct: Total stock-based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(2,717)	(4,378)	(6,814)
Addback charges already taken for intrinsic value of options	115	—	—

Pro forma net loss	$(6,402)	$(9,378)	$(5,476)

Basic net income (loss) per common share:
As reported	$(0.33)	$(0.74)	$0.21
Pro forma	$(0.55)	$(1.38)	$(0.87)
Diluted net income (loss) per common share:
As reported	$(0.33)	$(0.74)	$0.21
Pro forma	$(0.55)	$(1.38)	$(0.87)

(1) The following ranges of assumptions were used in the calculation of pro forma compensation expense for the periods presented:
Risk-free interest rate	3.8%-4.8%	3.4%-4.4%	3.9%-5.2%
Expected life	6 years	10 years	10 years
Expected volatility	75%-77%	81%	81%
Dividend yield	0%	0%	0%

(n)	New Accounting Pronouncements — In September 2004, the Financial Accounting Standards Board (“FASB”) issued EITF No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share” (“EITF No. 04-8”). EITF No. 04-8 addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share and requires that contingently convertible debt instruments are to be included in the computation of diluted earnings per share regardless of whether the market price or other trigger has been met. EITF No. 04-8 also requires that prior period diluted earnings per share amounts presented for comparative purposes be restated. EITF No. 04-8 is effective for reporting periods ending after December 15, 2004. As a result of the issuance of EITF No. 04-8, shares convertible from the Company’s $13.1 million convertible notes may be required to be included in the calculation of earnings per share in periods of net income; however, the FASB has yet to reach a conclusion as to the effect of non market price triggers on earnings per share calculations in situations where the instrument contains only non-market price trigger, such as the Company’s convertible notes, and therefore the impact to the Financial Statements is not determinable at this time.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

In December 2004, the FASB issued SFAS No. 123R, “Shared-Based Payments (Revised 2004)”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related guidance. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be estimated using option-pricing models adjusted for the unique characteristics of those instruments and will be recognized and expensed over the period which an employee is required to provide service in exchange for the award (usually the vesting period). Fair value is based on market prices (if those prices are publicly available). If not available, SFAS 123R does not specifically require the use of a particular model; however, the most common models are the Black-Scholes model and lattice (binomial) models. Additionally, modifications to an equity award after the grant date will require a compensation cost to be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the award immediately before the modification. The effective date of SFAS No. 123R is for interim and annual reporting periods beginning after June 15, 2005. The Company has not completed the process of evaluating the impact that will result from adopting FASB Statement No. 123R and is therefore unable to disclose the impact that adoption will have on its financial position and results of operations.

(2) Acquisition of Businesses

(a)	PlanVista – On March 2, 2004, the Company acquired all of the capital stock of PlanVista Corporation, a publicly-held company located in Tampa, Florida and Middletown, New York that provides medical cost containment and business process outsourcing solutions, including claims repricing services, for the medical insurance and managed care industries, as well as services for healthcare providers, including individual providers, preferred provider organizations and other provider groups, for 3,600,000 shares of ProxyMed common stock issued to PlanVista’s shareholders. In addition, ProxyMed assumed debt and other liabilities of PlanVista totaling $46.4 million, and incurred $1.3 million in acquisition related expenses. The value of these shares was $59.8 million based on the average closing price of ProxyMed’s common stock for the day of and the two days before and after the announcement of the definitive agreement on December 8, 2003 in accordance with EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in Purchase Business Combination”. Additionally, ProxyMed raised $24.1 million in a private placement sale of 1,691,227 shares of its common stock to various entities affiliated with General Atlantic Partners and Commonwealth Associates to partially fund repayment of PlanVista’s debts and other obligations outstanding at the time of the acquisition. The acquisition enables the Company to offer a new suite of products and services, provide new end-to-end services, increase sales opportunities with payers, strengthen business ties with certain customers, expand technological capabilities, reduce operating costs and enhance its public profile.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The Company had previously entered into a joint marketing agreement with PlanVista for the sale of PlanVista’s services in June 2003. As part of that agreement, PlanVista granted the Company a warrant to purchase 15% of the number of outstanding shares of PlanVista common stock on a fully-diluted basis as of the time of exercise for $1.95 per share. The warrant was exercisable immediately and expired in December 2003. The warrant was accounted for at its cost under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” since it did not meet the conditions necessary to be accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Upon expiration of the warrant in December 2003, the Company recorded an impairment loss in the amount $0.5 million (representing the initial value of the warrant, calculated using a Black Scholes model) which was reflected in other expense in the Company’s consolidated statement of operations for the year ended December 31, 2003.

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

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

An allocation of the purchase price is as follows. All items are considered final except for the disputed New York State tax liability as discussed below:

In thousands
Common stock issued	$59,760
Acquisition-related costs	1,328
Other adjustments	(642)

Total purchase price	60,446

Allocation of purchase price:
Cash and cash equivalents	(782)
Accounts receivable, net	(9,470)
Other current assets	(381)
Property and equipment, net	(658)
Customer relationships	(24,600)
Provider network	(16,200)
Technology platforms	(1,180)
Other long-term assets	(360)
Accounts payable and accrued expenses	9,612
Income taxes payable	633
Notes payable, debt and other obligations	44,889
Other long-term liabilities	880

Goodwill	$62,829

As reported in the Company’s Form 10-Q/A for the period ended March 31, 2004, the excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $61.0 million was initially recorded as goodwill. Due to adjustments for settled pre-acquisition contingencies of $0.7 million, potential exposure of other pre-acquisition contingencies of $0.6 million, adjustments to accrued network fees of $0.4 million and other net adjustments of $0.1 million recorded after the initial recording of the transaction, the excess of the consideration paid over the estimated fair value of net assets acquired has increased by $1.8 million to $62.8 million. Of this amount, the Company has determined that $20.7 million is tax deductible goodwill.

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

Additionally, the Company reduced the purchase price by $0.6 million related to the marketing agreement with PlanVista from June 2003 (shown as “other adjustments” in the preceding purchase price allocation table). The results of PlanVista’s operations have been included in the Company’s consolidated financial statements since March 2004 in its Transaction Services segment.

At the time of its acquisition by the Company, PlanVista was involved in various lawsuits and threatened litigation. To date, a significant number of these cases have been settled or dismissed and resulted in $0.7 million charged to goodwill and $0.2 million charged to expense in 2004. As of December 31, 2004, the unresolved pre-acquisition contingencies include: (i) a lawsuit filed against a former subsidiary of PlanVista for which the Company intends to vigorously defend itself but for which the Company has determined exposure to be in a range of $0.6 million to $1.6 million and has accrued $0.6 million at December 31, 2004; (ii) a disputed $2.8 million New York State tax liability; and (iii) a class action suit in which PlanVista is named defendant for which the Company is still evaluating the merits of the case and cannot yet draw a conclusion as to the outcome. In the case of the New York State tax dispute, any settlement paid would be charged to goodwill in accordance with EITF No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination”.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The issuance of the 3,600,000 shares of Company common stock to the PlanVista stockholders was registered under the Securities Act of 1933 pursuant to the Company’s registration statement on Form S-4 (File No. 333-111024) (the “Registration Statement”) filed with the SEC and declared effective on February 2, 2004.

In connection with this transaction, on March 1, 2004, the Company’s shareholders approved (1) an amendment to the Company’s articles of incorporation to increase the total number of authorized shares of the Company’s common stock from 13,333,333 shares to 30,000,000 shares; (2) the issuance of 1,691,227 shares of the Company’s common stock at $14.25 per share in a private equity offering valued at $24.1 million (to retire debt of PlanVista and pay certain expenses associated with the merger); (3) the issuance of 3,600,000 shares of the Company’s common stock in connection with the PlanVista merger; and (4) an amendment to the Company’s 2002 Stock Option Plan to increase the total number of shares available for issuance from 600,000 to 1,350,000. Additionally, one director of PlanVista was appointed to the Company’s board of directors to fill a vacancy left by a former ProxyMed director who resigned in February 2003.

All officers and employees of PlanVista, with the exception of PlanVista’s Chief Financial Officer, continued employment with the Company. In May 2004, PlanVista’s Chief Executive Officer announced his resignation and effective September 1, 2004, he became a consultant to the Company. Under the terms of this agreement, he is allowed to continue to vest in the stock options he received at the time of the acquisition of PlanVista (see Note 15).

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Additionally, certain officers, directors and employees of PlanVista were granted options to purchase an aggregate of 200,000 shares of ProxyMed common stock at an exercise price of $17.74 per share. Of these original options granted, 173,120 were to vest two-thirds on the first anniversary date of the grant and one-third on the third anniversary date of the grant. Since the exercise price was less than the market price as of the date of issuance, the Company is recording periodic non-cash compensation charges over the vesting period of the options based on the intrinsic value method. For the year ended December 31, 2004, the Company recorded a non-cash compensation charge of $0.1 million for these options. Subsequent to the original issuance of these options, 10,608 stock options have been cancelled due to separation of employment with the Company. In addition, 68,543 granted to the PlanVista’s former Chief Executive Officer as a result of his resignation effective September 1, 2004 have been modified due to his change in employment status (see Note 15). The balance of 26,880 options was granted to PlanVista’s former Chief Financial Officer in connection with a consulting arrangement with him. Fifty percent of these options vested immediately upon the change of control and 25% vest on each of the three month and six month anniversaries of the change in control. The Company recorded a charge of approximately $0.1 million in compensation expense associated with this grant in the three months ended March 31, 2004 utilizing a Black-Scholes model using the following assumptions: risk-free interest rate of 1.2%, expected life of 9 months, expected volatility of 42% and no dividend yield.

The following unaudited pro forma summary presents the consolidated results of operations of ProxyMed and PlanVista as if the acquisitions of these businesses had occurred on January 1, 2004 and on January 1, 2003. These pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on that date, or of results that may occur in the future.

In thousands except for per share data	2004	2003
Revenues	$95,914	$104,644
Cost of sales	$35,655	$40,867
Selling, general and administrative expenses	$50,373	$49,282
Operating income (loss)	$(881)	$1,429
Interest expense, net	$(2,227)	$(2,064)
Net loss	$(3,114)	$(1,516)
Basic and diluted net loss per share of common stock	$(0.25)	$(0.13)

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(b)	MedUnite — On December 31, 2002, the Company acquired all of the capital stock of MedUnite, Inc., a privately-held company founded by seven of the nation’s largest health insurers to provide healthcare claims processing services, for $10.0 million in cash, $13.4 million in 4% convertible promissory notes, and acquisition-related and exit costs of $6.7 million (originally estimated at $8.3 million at December 31, 2002). The purchase price was allocated as follows:

	As
	Originally	As
In thousands	Reported	Adjusted

Cash paid	$10,000	$10,000
Convertible debt issued	13,400	13,137
Acquisition-related and exit costs	8,321	6,700

Total purchase price	31,721	29,837

Allocation of purchase price:
Cash	(879)	(879)
Other current assets	(3,805)	(3,770)
Property and equipment	(1,793)	(1,913)
Customer relationships	(6,600)	(6,600)
Purchased technology	(6,000)	(6,000)
Other long-term assets, including restricted cash	(1,033)	(1,033)
Current liabilities	9,515	9,638
Other long-term liabilities	1,233	1,057

Goodwill	$22,359	$20,337

The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $20.3 million was recorded as goodwill (originally recorded at $22.4 million at December 31, 2002), none of which is deductible for income tax purposes (see Note 14). The weighted average useful life of the customer relationships at acquisition was approximately 10 years and the weighted average useful life of the purchased technology is 4.2 years. The valuation of MedUnite’s real-time processing platform was based on management’s estimates which included consideration of utilizing a replacement cost methodology while the value of the customer relationships was calculated on a discounted cash flow model. The results of MedUnite’s operations have been included in the Company’s consolidated financial statements since January 1, 2003 in its Transaction Services segment.

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

Of the original $13.4 million in principal amount, $4.0 million was held in escrow until December 31, 2003 as a source for limited indemnification conditions of the acquisition. In the fourth quarter of 2003, the escrow agent accepted a claim of $0.4 million from ProxyMed. This claim was settled with the Company via a cash payment of $0.1 million (paid out of undistributed interest received) and an offset against the escrow of $0.3 million. As such, the Company recorded an adjustment to goodwill. The escrow was released on December 31, 2003 and convertible notes totaling $3.7 million were distributed to the former shareholders of MedUnite. The total amount of convertible notes as of December 31, 2004 is $13.1 million. Additionally, as a result of the reduction in principal, the notes are now convertible into 716,968 shares of the Company’s common stock subject to achieving the revenue triggers.

MedUnite had incurred significant losses since its inception and was utilizing cash significantly in excess of amounts it was generating. As a result, at the time it was acquired by ProxyMed, there were substantial liabilities and obligations (both known and unknown at December 31, 2002) associated with the business. Subsequent to the acquisition by ProxyMed, MedUnite’s senior management team was terminated along with approximately 20% of the general workforce in an effort to eliminate duplicative positions and control these costs. As a result of the workforce reduction, the company paid $2.2 million in severance which was recorded as an adjustment to goodwill.

As a result of the acquisition, all notes payable, convertible notes and related accrued interest to MedUnite’s shareholders with a carrying value of $23.4 million (except for a $2.3 million note payable issued to NDCHealth Corporation (“NDCHealth”) in August 2001, plus $0.2 million of accrued interest on this note, and a $2.6 million note payable issued to NDC on December 31, 2002, together known as the “NDCHealth Debt”) were cancelled. Additionally, as part of the acquisition, NDCHealth released MedUnite from $4.0 million of the NDCHealth Debt and agreed to amend certain existing MedUnite agreements in favor of future relationships with ProxyMed to be entered into in good faith. The remaining $1.1 million was included in accrued expenses at December 31, 2002 and ultimately refinanced under the note payable described below in April 2003.

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

On June 30, 2004, the Company sold certain assets and liabilities of its Laboratory Communication Solutions segment that were used in its non-core contract manufacturing business to an entity formed by a former executive of the Company for $4.5 million in cash. Under terms of the sale agreement, the Company received $3.5 million in cash at closing and received the balance of $1.0 million in cash in July and August 2004 upon presentation of final accounting.

The Company believes the divested manufacturing assets were not a component of an entity because the operations and cash flows could not be clearly distinguished, operationally and for financial purposes, from the rest of the entity. Accordingly, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, failure to meet such a condition precluded these assets from being presented as discontinued operations.

As a result of the transaction, the Company recorded a loss on sales of assets of $0.1 million for the year ended December 31, 2004. This loss includes the value of options to purchase 10,000 shares of the Company’s common stock granted to the former executive at an exercise price of $16.00 in July 2004 which was originally accrued at June 30, 2004.

(4)	Equity Transactions

(a)	Common Stock — On April 5, 2002, the Company sold 1,569,366 shares of unregistered common stock at $15.93 per share (the “Primary Shares”) in a private placement to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., Gapstar, LLC, GAPCO GmbH & Co. KG. (the “General Atlantic Purchasers”), four companies affiliated with General Atlantic Partners, LLC (“GAP”), a private equity investment fund and received net proceeds of $24.9 million. In addition, the Company also issued two-year warrants for the purchase of 549,279 shares of common stock exercisable at $15.93 per share (the “GAP Warrants”). No placement agent was used in this transaction. The Company granted the General Atlantic Purchasers and certain of their transferees and affiliates certain demand and “piggy back” registration rights starting one year from closing. Additionally, in connection with the transaction, a managing member of GAP was appointed as a director to fill a vacancy on the Company’s Board of Directors.

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

In May 2002, the Company issued 30,034 shares of unregistered ProxyMed common stock (valued at $0.6 million) in its acquisition of KenCom Communications & Services, Inc. (“KenCom”), a privately-owned provider of laboratory communication solutions, and paid acquisition related costs of $52,000. The number of shares of common stock issued was based on the average of the closing prices of the Company’s common stock for the five days immediately preceding the closing.

As more fully discussed in Note 2 (a), on March 2, 2004, the Company issued 3,600,000 shares of its common stock in its acquisition of PlanVista. Additionally, ProxyMed raised $24.1 million in a private placement sale of 1,691,227 shares its common stock to various entities affiliated with General Atlantic Partners and Commonwealth Associates to partially fund repayment of PlanVista’s debts and other obligations outstanding at the time of the acquisition.

(b)	Series B Warrants — In December 2002, 34,500 of Series B Preferred warrants were converted into an equivalent number of common shares for $0.5 million in cash. Since December 31, 2002, no Series B Warrants are outstanding.

(c)	Series C Preferred Stock — On December 13, 2001, the Company offered to convert its then outstanding Series C 7% Convertible Preferred Stock (the “Series C Preferred”) into shares of common stock at a reduced conversion price (the “Conversion Offer”). For a period of sixty days ending February 11, 2002, the holders of the Series C Preferred shares were able to convert such shares at a reduced conversion price of $13.05 per share instead of the original conversion price of $15.00. A deemed dividend charge of $0.6 million was recorded in the first quarter of 2002 for conversions of 31,650 shares of Series C Preferred into 242,508 shares of common stock consummated after the 2001 year-end. Subsequent to the Conversion Offer, 1,000 shares of Series C Preferred were converted into 6,666 shares of common stock. As of both December 31, 2004 and 2003, there were 2,000 unconverted shares of Series C Preferred, which are convertible into 13,333 shares of common stock.

(d)	Series C Warrants. — In 2002, 8,333 Series C Warrants were converted into 1,190 shares of common stock. As of both December 31, 2004 and 2003, Series C Warrants remain outstanding to purchase 42,833 of shares of common stock. These remaining Series C Warrants expire in June 2005.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(e)	Other Warrants — In conjunction with a joint marketing agreement entered into between the Company and a subsidiary of First Data Corporation (“FDC”), an electronic commerce and payment services company, in July 2003, the Company issued to FDC a warrant agreement under which FDC may be entitled to purchase up to 600,000 of the Company’s common stock at $16.50 per share. The ability of FDC to exercise under the warrant agreement is dependent upon the Company achieving certain revenue-based thresholds under such joint marketing agreement over a three and one-half year period. Additionally, in connection with this agreement, four entities affiliated with GAP, current investors in the Company, received an aggregate of 243,882 warrants, as a result of pre-emptive rights relating to their investment in the Company in April 2002. The GAP warrant agreements are subject to the same terms and conditions as those issued to FDC and are exercisable only if FDC’s right to exercise under its warrant agreement is perfected. At the time any of the revenue thresholds is met, the Company may have to record a charge in its statement of operations for the value of the FDC warrants. Both the FDC and GAP warrants expire in December 2006.

Additionally, at December 31, 2004, there are 13,333 warrants exercisable at $149.40 through June 2007 issued in connection with a 1997 business transaction consummated by ProxyMed.

(f)	Other — ProxyMed has remaining 1,555,000 authorized but unissued shares of preferred stock, par value $0.01 per share, which is entitled to rights and preferences to be determined at the discretion of the Board of Directors.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(5)	Segment Information

ProxyMed operates in two reportable segments that are separately managed: Transaction Services (formerly known as Electronic healthcare transaction processing) and Laboratory Communication Solutions. Transaction Services includes transaction, cost containment and value-added services principally between healthcare providers and insurance companies (Payer Services and Medical Cost Containment Services) and physicians and pharmacies (Prescription Services); and Laboratory Communication Solutions includes the sale, lease and service of communication devices principally to laboratories and through June 30, 2004, the contract manufacturing of printed circuit boards (Laboratory Services). As a result of a re-alignment of its Corporate overhead functions (i.e., executives, finance, legal, human resources, facilities, insurance, etc.) in the second quarter of 2004, the Company is now reporting these expenses and assets as part of its Transaction Services segment. International sales were attributable to the manufacturing assets of the Laboratory Communication Solutions segment that were sold on June 30, 2004. Due to the bundling of our products and services, it is impractical to break revenue by product within each segment.

In thousands	Year Ended December 31,
	2004	2003	2002
Net revenues by operating segment:
Transaction Services	$71,304	$46,673	$22,439
Laboratory Communication Solutions	18,942	24,883	27,743

	$90,246	$71,556	$50,182

Net revenues by geographic location:
Domestic	$90,140	$70,340	$49,500
International (only in Laboratory Communication Solutions) (1)	106	1,216	682

	$90,246	$71,556	$50,182

Operating income (loss) by operating segment:
Transaction Services	$(3,115)	$(920)	$597
Laboratory Communication Solutions	1,938	1,119	3,535
Corporate	(797)	(3,841)	(2,792)

	$(1,974)	$(3,642)	$1,340

Depreciation and amortization by operating segment:
Transaction Services	$8,718	$4,754	$1,581
Laboratory Communication Solutions	823	1,369	857
Corporate	222	193	198

	$9,763	$6,316	$2,636

Capital expenditures and capitalized software by operating segment:
Transaction Services	$3,957	$3,345	$1,291
Laboratory Communication Solutions	392	602	693
Corporate	—	80	22

	$4,349	$4,027	$2,006

	December 31,
Total assets by operating segment:	2004	2003	2002
Transaction Services	$173,061	$54,052	$58,957
Laboratory Communication Solutions	11,342	12,053	12,904
Corporate	—	7,025	16,843

	$184,403	$73,130	$88,704

(1)	All amounts are transacted in US Dollars

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(6) Investment in Warrant

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

      Additionally, the initial value of the warrant of approximately $0.5 million along with additional amounts of $0.4 million received by the Company under the agreement was being amortized as a reduction of cost of sales over 36 months. Amortization related to these items was $0.1 million and $0.2 million for the years ended December 31, 2004 and 2003, respectively. Upon the consummation of its acquisition of PlanVista on March 2, 2004, the Company wrote off the $0.6 million of remaining unamortized amount as part of the purchase price of the acquisition (see Note 2(a)).

(7)	Inventory

      Inventory at December 31 consists of the following:

In thousands	2004	2003
Materials, supplies and component parts	$651	$2,021
Work in process	32	590
Finished goods	1,098	744

	1,781	3,355
Less: Obsolescence reserve	(6)	(8)

	$1,775	$3,347

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(8)	Property and Equipment

      Property and equipment at December 31 consists of the following:

			Estimated
In thousands	2004	2003	useful lives
Furniture, fixtures and equipment	$1,763	$2,394	4 to 7 years
Computer hardware and software	10,132	6,022	2 to 5 years
Service vehicles	139	211	5 years
Leasehold improvements	1,087	986	Life of lease
Revenue earning equipment	1,302	1,243	3 to 5 years

	14,423	10,856
Less: accumulated depreciation	(9,622)	(6,084)

Property and equipment, net	$4,801	$4,772

      Depreciation expense was $3.3 million in 2004, $3.1 million in 2003, and $1.8 million in 2002. Accumulated depreciation for revenue earning equipment at December 31, 2004 and 2003 was $0.3 million and $0.6 million, respectively.

(9) Goodwill and Other Intangible Assets

(a)	Goodwill – The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under SFAS No. 142, goodwill is reviewed at least annually for impairment. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a “fair value” methodology versus an undiscounted cash flow method required under previous accounting rules. In accordance with the adoption of SFAS No. 142, we completed our annual tests at December 31, 2004 and 2003 utilizing techniques including a market value analysis. No impairment charges were recorded as a result of these tests.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

      The changes in the carrying amounts of goodwill, net, for 2004 by operating segment are as follows:

		Laboratory
		Communication
In thousands	Transaction Services	Solutions	Total
Balance as of December 31, 2003	$28,673	$2,102	$30,775
Goodwill acquired during 2004	62,829	—	62,829

Balance as of December 31, 2004	$91,502	$2,102	$93,604

(b)	Other Intangible Assets — The carrying amounts of other intangible assets as of December 31, 2004 and 2003 by category, are as follows:

In thousands	December 31, 2004			December 31, 2003
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Capitalized software	$2,661	$(769)	$1,892	$1,193	$(156)	$1,037
Purchased technology	10,342	(4,738)	5,604	9,721	(3,221)	6,500
Customer relationships	34,283	(4,324)	29,959	9,793	(1,446)	8,347
Provider network	16,200	(1,350)	14,850	—	—	—

	$63,486	$(11,181)	$52,305	$20,707	$(4,823)	$15,884

As part of its acquisition of MedUnite (see Note 2(b)), the Company recorded $6.6 million in customer relationships in the laboratory communication solutions segment, and approximately $1.2 million and $4.8 million for the legacy and real-time technology platforms, respectively. As part of its acquisition of PlanVista (see Note 2(a)), the Company recorded $24.6 million in customer relationships, $16.2 million for a provider network, and $1.2 million in technology platforms, respectively. The valuations of the provider network and technology platforms were based on management’s estimates which included consideration of a replacement cost methodology. The values of the customer relationships were calculated on a discounted cash flow model.

As a result of management’s periodic review for impairment in accordance with SFAS No. 144, the Company wrote off approximately $0.5 million in customer relationships in the laboratory communication solutions segment and approximately $0.1 million in capitalized software in the transaction services segment during the year ended December 31, 2003. The impairment charges were included in write-off of impaired and obsolete assets in the accompanying consolidated statements of operations.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Estimates of useful lives of other intangible assets are based on historical experience, the historical experience of the entity from which the intangible assets were acquired, the industry in which the Company operates, or on contractual terms. If indications arise that would materially affect these lives, an impairment charge may be required and useful lives may be reduced. Intangible assets are being amortized over their estimated useful lives on either a straight-line or other basis as follows:

Estimated
useful lives
Capitalized software	3 - 5 years
Purchased technology	1 - 12 years
Customer relationships	4.6 - 12 years
Provider network	10 years

Amortization expense of other intangible assets was $6.5 million, $3.2 million, and $0.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

As of December 31, 2004, estimated future amortization expense of other intangible assets in each of the years 2005 through 2009 is as follows:

In thousands
2005	$7,306
2006	7,165
2007	6,802
2008	6,188
2009	5,094

$32,555

(10)	Restricted Cash

At December 31, 2003, restricted cash includes $0.2 million to support a letter of credit used as collateral for a financed liability insurance policy. Since the letter of credit expires in February 2005, this collateral (which has been reduced to $50,000 at December 31, 2004) is included in other current assets at December 31, 2004.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(11)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31 consist of the following::

In thousands	2004	2003
Accounts payable	$2,072	$2,956
Accrued payroll and related costs	3,196	1,860
Accrued vendor rebates and network fees payable	2,825	1,198
Accrued professional fees	1,645	418
Acquisition related costs	—	459
Other accrued expenses	3,899	1,373

Total accounts payable and accrued expenses	$13,637	$8,264

      Other accrued expenses include the current portion of capital leases payable, customer deposits, estimated property and other non-income based taxes.

(12)	Debt Obligations

(a)	Senior Debt — As a result of the acquisition of PlanVista, the Company assumed and guaranteed a $20.4 million secured obligation to PVC Funding Partners, LLC, an owner of approximately 20% of the outstanding common stock of the Company. This obligation is payable in monthly installments of $0.2 million and matures with a balloon payment of $17.6 million on May 31, 2005. It originally bore an interest rate of 6%, payable monthly in cash, which increased to 10% on December 1, 2004. Under the covenants of the senior debt obligation, PlanVista (as a wholly-owned subsidiary) is limited in its ability to transfer cash to ProxyMed (as the parent company). Additionally, the assets of PlanVista were not eligible collateral for the Company’s asset-based line of credit due to covenants of the senior debt. At December 31, 2004, the balance of this senior debt is $18.4 million. As of March 8, 2005, the Company has executed a term sheet with our current bank to expand and extend its current line of credit. Wachovia will receive first lien security on all ProxyMed assets including all subsidiaries. The Company expects to satisfy the obligation of the note it assumed as part of the PlanVista acquisition through the proceeds of this expanded line of credit and its current cash balances prior to the due date of the assumed note.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(b)	Convertible Notes — On December 31, 2002, the Company issued $13.4 million in uncollateralized convertible promissory notes at 4% to the former shareholders of MedUnite as part of the consideration paid in its acquisition of MedUnite. Interest is payable quarterly in cash in arrears. The convertible promissory notes are payable in full on December 31, 2008 unless converted earlier upon the meeting of certain aggregate revenue triggers by the former shareholders. After an offsetting claim by the Company in October 2003 in the amount of $0.3 million, the outstanding balance of these notes is $13.1 million. Additionally, as a result of the reduction in principal, the notes are now convertible into 716,968 shares of the Company’s common stock subject to achieving the revenue triggers. The first revenue trigger was met in the fourth quarter of 2003.

(c)	Notes Payable — In February 2003, the Company financed $0.3 million for a certain liability insurance policy required for the MedUnite acquisition over 24 months at 5.25% to a third-party. As of December 31, 2004, this note had been paid in full, however, due to timing provisions in the note, it is collateralized by a letter of credit in the amount of $50,000 which is supported with restricted cash through February 2005 (see Note 10).

In March 2003, the Company restructured $3.4 million in accounts payable and accrued expenses acquired from MedUnite and outstanding at December 31, 2002 to one vendor by paying $0.8 million in cash and financing the balance of $2.6 million with an unsecured note payable over 36 months at 8% commencing in March 2003. At December 31, 2004, the balance of this note payable is $1.1 million.

In April 2003, the Company financed a net total of $2.0 million ($2.8 million in accounts payable and accrued expenses offset by $0.8 million in accounts receivable) existing at December 31, 2002 from MedUnite to NDCHealth by issuing an unsecured note payable over 24 months at 6%. At December 31, 2004, the balance of this note payable is $0.8 million.

As a result of the acquisition of PlanVista, the Company also assumed notes payable to two former board members of PlanVista. The combined balance of these notes is $0.5 million at December 31, 2004. One of these board members has been appointed as director of ProxyMed as a result of the acquisition. These notes bear interest at prime plus 4% and a total of $0.2 million in interest is accrued at December 31, 2004. Both principal and interest were due on December 1, 2004; however, repayment of principal and accrued interest are expressly subordinated to prior payment of the Senior Debt which has not yet been paid and is due on May 31, 2005.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The Company also assumed an unsecured note payable that financed a certain liability policy of PlanVista that was required as part of the acquisition. This note bears interest at 8.5% and is payable to a third-party. As of December 31, 2004, the balance of this note had been paid in full.

(d)	Revolving Credit Facility — In December 2003, the Company entered into a $12.5 million asset-based line of credit with its commercial bank maturing the earlier of (1) December 2004 or (2) six months prior to the maturity date of the senior debt assumed in the acquisition of PlanVista (which currently matures in May 2005) unless such debt can be repaid or refinanced. In December 2004, the bank agreed to extend the maturity date of this line of credit through February 28, 2005. With extensions granted from the commercial bank, this line of credit has now been extended through April 30, 2005. Borrowings under such facility are subject to eligible cash, accounts receivable, and inventory and other conditions and excluded the assets and borrowing capacity of PlanVista. Borrowings will bear interest at the prime rate plus 0.5% or at LIBOR plus 2.25% (or LIBOR plus 0.75% in the case of borrowings against eligible cash only.) Interest was payable monthly. Costs related to this facility totaling $0.1 million were being amortized as interest expense over a one-year period through November 2004.

As of March 8, 2005, the Company has executed a term sheet with its commercial bank to expand and extend its current line of credit. However, this is not a commitment by the bank to lend. The bank will receive first lien security on all ProxyMed assets including all subsidiaries. The Company expects to satisfy the obligations of the note it assumed as part of the PlanVista acquisition through the proceeds of this expanded line of credit and its current cash balances prior to the due date of the assumed note (see Note 12(a)). However, the Company cannot be assured that this will occur.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

      Debt as of December 31 consists of the following:

In thousands	2004	2003
Related party debt	$18,394	$—
Convertible debt	13,137	13,137
Notes payable	2,384	3,769

	33,915	16,906
Less: current maturities	(20,572)	(1,712)

	$13,343	$15,194

As of December 31, 2004, debt payments over the next several years are as follows. The amounts assume no conversion of the convertible notes:

In thousands
2005	$20,572
2006	206
2007	—
2008	13,137

$33,915

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(13)	Income Taxes

The income tax provision for the years ended December 31 is as follows:

In thousands	2004	2003	2002
Current:
Federal	$—	$—	$—
State	40	—	—

	40	—	—

Deferred:
Federal	$—	$—	$—
State	—	—	—

Income tax provision	$40	$—	$—

      This income tax provision differs from the amount computed by applying the statutory federal income tax rate to the net loss reflected on the Consolidated Statements of Operations in the three years ended December 31 due to the following:

In thousands	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Federal income tax benefit at statutory rate	$(1,278)	(34.0)%	$(1,700)	(34.0)%	$663	34.0%
State income tax benefit	(133)	(3.5)	(174)	(3.5)	80	4.1
Non-deductible items	(90)	(2.4)	205	4.1	21	1.1
Increase (decrease) in valuation allowance	1,541	41.1	1,669	33.4	(764)	(39.2)

Total provision	$40	1.2%	$—	—%	$—	—%

      The significant components of the deferred tax asset account are as follows at December 31, 2004 and 2003:

In thousands	2004	2003
Net operating losses — Federal	$69,110	$35,674
Net operating losses — State	8,048	4,155
Depreciation and amortization	—	5,070
Capitalized start up costs	3,951	6,447
Other — net	3,889	681

Total deferred tax assets	84,998	52,027
Less valuation allowance	(71,054)	(52,027)

Net deferred tax assets	13,944	—
Deferred tax liability
Depreciation and amortization	(13,944)	—

Net deferred tax assets	$—	$—

      Based on the weight of available evidence, a valuation allowance has been provided to offset the entire net deferred tax asset amount.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

     Total net operating loss carryforwards at December 31, 2004 are $225.2 million, of which $84.4 million and $54.5 million are attributed to the acquisitions of PlanVista and MedUnite, respectively. These net operating losses will expire between 2013 and 2024. Due to the changes in ownership control of the Company at various dates, as defined under Internal Revenue Code Section 382, net operating losses are limited in their availability to offset current and future taxable income. The annual limitations range from $1.9 million to $11.5 million.

     The net deferred tax assets increased during 2004 by $17.0 million due to the PlanVista acquisition.

     As a result of the change in ownership of MedUnite, the deferred tax asset attributable to MedUnite’s acquired net operating loss carryforward was adjusted by approximately $22 million, which represents the amount of net operating loss that will expire unutilized.

     Total income tax payments during the year ended December 31, 2004 were $78,000 which includes $53,600 related to PlanVista pre-acquisition periods.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(14) Stock Options

     ProxyMed has various stock option plans for employees, directors and outside consultants, under which both incentive stock options and non-qualified options may be issued. Under such plans, options to purchase up to 2,031,017 shares of common stock may be granted. Options may be granted at prices equal to the fair market value at the date of grant, except that incentive stock options granted to persons owning more than 10% of the outstanding voting power must be granted at 110% of the fair market value at the date of grant. In addition, as of December 31, 2004, options for the purchase of 400,407 shares to newly-hired employees remained outstanding. Stock options issued by ProxyMed generally vest within three or four years or upon a change in control of the Company, and expire up to ten years from the date granted. Stock option activity was as follows for the three years ended December 31, 2004:

	Options		Weighted average
	available	Options	exercise price
	for grant	outstanding	of options
Balance, December 31, 2001	232,467	829,771	$31.22
Options authorized	608,000	—	—
Options granted	(330,847)	330,847	$16.89
Options expired/forfeited	65,422	(76,063)	$82.29

Balance, December 31, 2002	575,042	1,084,555	$23.27
Options authorized	—	—	—
Options granted	(443,750)	443,750	$13.25
Options exercised	—	(556)	$12.00
Options expired/forfeited	90,521	(101,080)	$36.09

Balance, December 31, 2003	221,813	1,426,669	$19.26
Options authorized	750,000	—	—
Options granted	(537,253)	537,253	$14.96
Options exercised	—	(1,558)	$10.14
Options expired/forfeited	142,835	(149,455)	$30.80

Balance, December 31, 2004	577,395	1,812,909	$17.04

     The following table summarizes information regarding outstanding and exercisable options as of December 31, 2004:

	Options outstanding			Options exercisable
		Weighted average
		remaining
Range of exercise	Number	contractual	Weighted average	Number	Weighted average
prices	outstanding	life (years)	exercise price	exercisable	exercise price
$7.10 - $15.00	422,810	8.5	$9.87	143,504	$11.68
$15.01 - $18.00	777,908	8.5	$16.65	264,144	$16.43
$18.01 - $23.00	607,191	6.2	$21.55	584,025	$21.63
$23.01 - $198.75	5,000	2.6	$136.65	5,000	$136.65

	1,812,909			996,673

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

     The following table summarizes information regarding options exercisable as of December 31:

	2004	2003	2002
Number exercisable	996,673	825,448	624,075
Weighted average exercise price	$19.40	$22.73	$26.64

     The weighted average grant date fair value of options granted ($10.51 in 2004, $10.63 in 2003, and $13.37 in 2002) was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rate	4.18%	4.08%	4.46%
Expected life	6.0 years	10.0 years	9.9 years
Expected volatility	76.2%	80.8%	81.0%
Expected dividend yield	0.0%	0.0%	0.0%

     In January 2002, 40,000 vested stock options for three resigning directors were amended to allow for an extension of the exercise period through December 31, 2003. These options were never exercised and expired as of December 31, 2003.

     Additionally, in January 2002, the Company’s Board of Directors agreed to cancel up to 37,767 stock options with exercise prices ranging from $57.45 to $202.50 issued to current officers and employees of the Company with the intent of reissuing the same number of options in the future at the then current market price. In September 2002, the Company issued 36,867 stock options, including 25,366 to the Company’s then chief financial officer and three senior executives, at an exercise price of $15.55 per share pursuant to this reissuance program.

     At the Company’s Annual Meeting of Shareholders held on May 22, 2002, the shareholders approved a new 2002 Stock Option Plan pursuant to which options to purchase 600,000 shares of common stock may be issued to employees, officers and directors. Subsequent to December 31, 2003, the Company’s shareholders agreed to amend the 2002 Stock Option Plan to allow for the issuance of up to 1,350,000 shares of common stock (see Note 2(a)).

     Additionally, in May 2002, the Company’s non-employee directors were granted a total of 55,000 options at an exercise price of $20.20 to compensate the directors upon initial appointment to the board, re-election to the board, and participation in sub-committees. Option grants for initial appointment and subsequent re-election to the board vest equally over a three-year period. Options for participation in sub-committees vest in full after three years but may be accelerated to vest after each sub-committee meeting attended. In October 2002, 15,000 and 1,875 options with an exercise price of $12.54 were granted to a newly appointed non-employee director for initial appointment and sub-committee membership, respectively. Of the total sub-committee grants, 8,125 options were accelerated to vest on December 31, 2002, 2,500 options were forfeited by a resigning director, and the remaining 6,250 sub-committee grants vested in 2003.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

     In April 2003, the six non-employee directors of ProxyMed were each granted 10,000 stock options at an exercise price of $7.28 per share. Such options were granted pursuant to the Company’s approved stock option plans and are for a ten-year term and vest equally over three years from the date of grant. Additionally, in May 2003, the Company’s non-employee directors were granted a total of 30,000 and 15,000 options at an exercise price of $10.63 to compensate the directors upon re-election to the board and participation in sub-committees, respectively, pursuant to guidelines adopted by the Company’s Board of Directors in May 2002. The option grants for the re-election to the board are for a ten-year term and vest equally over a three-year period. Options for participation in sub-committees are for a ten year term and vest in full after five years but a portion may be accelerated to vest after each sub-committee meeting attended. Of the total sub-committee grants, 11,250 options were accelerated to vest on December 31, 2004 and the remaining 3,750 sub-committee grants vested in 2004.

     In October 2003, the Compensation Committee approved grants of 125,000 and 50,000 stock options at an exercise price of $15.90 per share to the Company’s then current chairman/chief executive officer and president/chief operating officer, respectively. Such options are for a ten-year term and vest equally over three years from the date of grant.

     In connection with the commencement of employment of the Company’s new chief financial officer in December 2003, the Company granted this executive a total of 100,000 stock options at an exercise price of $16.01 per share. Such options are for a ten-year term and vest equally over three years from the date of grant.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

     During the year ended December 31, 2004, the Company granted 360,373 stock options to officers and employees at exercise prices between $7.18 and $20.05 per share. Such options are for a ten-year term and generally vest equally over the three or four years following the date of the grant. However, of these options, 173,120 options granted to employees of PlanVista upon its acquisition by ProxyMed will vest two-thirds on the first anniversary date of the grant and one-third on the third anniversary date of the grant. As described in Note 2(b), since these options were granted at an exercise price of $17.74, which was below the $19.00 market price at the time of issuance, the Company records periodic non-cash compensation charges over the vesting period of the options based on the intrinsic value method. For the year ended December 31, 2004, the Company recorded charges of $0.1 million for these options.

     In March 2004, 26,880 options at an exercise price of $17.74 per share were granted to PlanVista’s former chief financial officer in connection with a consulting arrangement with him. Fifty percent of these options vested immediately upon the change of control and 25% will vest on each of the three month and six month anniversaries of the change in control. The Company recorded $0.1 million in compensation expense associated with this grant in the three months ended March 31, 2004 based on the Black-Scholes model using the following assumptions: risk-free interest rate of 1.2%, expected life of 9 months, expected volatility of 42% and no dividend yield.

     Additionally, in March 2004, 15,000 stock options at an exercise price of $17.50 per share were granted to a new director upon appointment to the Company’s board of directors as result of the acquisition of PlanVista. Such options are for a ten-year term and vest equally over the three years following the date of the grant.

     In June 2004, the Company’s outside directors were granted a total of 35,000 and 15,000 options at an exercise price of $20.00 to compensate the directors upon re-election to the board and for participation on a committee, respectively, pursuant to guidelines adopted by the Company’s Board of Directors in May 2002. Option grants for the re-election to the board are for a ten-year term and vest immediately. Options for participation in committees are for a ten-year term and vest in full after three years but a portion may be accelerated to vest after each committee meeting attended. As of December 31, 2004, the 15,000 committee options granted for the 2004-2005 term were vested.

     As noted in Note 3, stock options to purchase 10,000 shares of the Company’s common stock at an exercise price of $16.00 were granted to a former executive of the Company who purchased the Company’s contract manufacturing assets on June 30, 2004. Such options were valued at $68,000 and included in the loss on disposal of assets for the year ended December 31, 2004. These options are for a three-year term and 5,000 options vest the end of each of next two years.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

     As a result of PlanVista’s former chief executive officer’s change in status and modification to the original stock option award as described in Note 2(a), the Company is amortizing the $0.1 million value of these options as a non-cash compensation charge in its consolidated statement of operations over the 30-month period of the agreement in proportion to the vesting schedule of the stock options. The value of these options was computed utilizing a Black-Scholes model using the following assumptions: risk-free interest rate of 2.8%, expected life of 2.5 years, expected volatility of 65% and no dividend yield. Additionally, each reporting period the Company must measure the value of these options and record any increase in value as a period charge. As of December 31, 2004, the value of these options had decreased below their original value and no charge is required to be recorded for the year ended December 31, 2004.

     In December 2004, the Company’s new chairman and interim chief executive officer was granted stock options to purchase 75,000 shares of the Company’s common stock at an exercise price of $7.10 per share in connection with his consulting agreement with the Company. Such options are for ten years and vest equally over the next 12 months at the rate of 6,250 per month. The options will cease to vest if the consulting agreement is terminated. A compensation charge of $14,400 for these stock options will be recorded after each monthly vesting amount based on a Black-Scholes model using the following assumptions: risk-free interest rate of 2.9%, expected life of 2 years, expected volatility of 55% and no dividend yield. Subsequently in January 2005, he was granted stock options to purchase another 25,000 shares of the Company’s common stock at $9.87 per share in his capacity as chairman of the board. Such options are for ten years and vest equally over the next twelve months at the rate of 2,083 per month. There is no compensation charge associated with these options.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(15)	Supplemental Disclosure of Cash Flow Information

	Year Ending December 31,
In thousands	2004	2003	2002
Cash paid for interest	$20	$932	$63

Acquisition of businesses:
Common stock issued for businesses acquired	$59,760	$—	$600
Debt issued for businesses acquired	—	—	13,400
Other acquisition costs accrued	1,328	—	8,382
Other non-cash adjustments	(642)	—	—
Details of acquisitions:
Working capital components, including cash acquired	(388)	—	4,609
Property and equipment	(658)	—	(2,165)
Goodwill	(62,829)	—	(24,837)
Intangible assets acquired:
Customer Relationships	(24,600)	—	(9,440)
Purchased Technology	(1,180)	—	(6,395)
Provider Network	(16,200)	—	—
Long-term debt	44,889	—	—
Other long-term liabilities, net	520	—	209

	—	—	(15,637)
Cash acquired in acquisitions	782	—	1,184

Net cash acquired from (used in) acquisitions	$782	$—	$(14,453)

Disposition of assets:
Detail of disposition:
Working capital components, other than cash	$3,742	$—	$—
Property and equipment, net	757	—	—

Net cash provided from disposition	$4,499	$—	$—

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(16) Concentration of Credit Risk

     Substantially all of ProxyMed’s accounts receivable are due from healthcare providers, such as physicians and various healthcare institutional suppliers (payers, laboratories and pharmacies). Collateral is not required.

     For the years ended December 31, 2004 and 2003, approximately 8% and 15% of consolidated revenues, respectively and for both periods 10% of revenues in the Transaction Services segment, were from NDCHealth, a former shareholder of MedUnite.

     Additionally, for the years ended December 31, 2004 and 2003 and 2002, approximately 9%, 12% and 10% of consolidated revenues, and 45%, 34% and 18% of Laboratory Communication segment revenues, respectively was from a single customer for the sale, lease and service of communication devices. The potential loss of this customer would materially affect the Company’s Laboratory Communication Solutions segment operating results.

(17) Employee Benefit Plans

(a)	401(k) Savings Plan — ProxyMed has a 401(k) retirement plan for substantially all employees who meet certain minimum lengths of employment and minimum age requirements. Contributions may be made by employees up to the lessor of 60% of their annual compensation, or the maximum IRS limit. Discretionary matching contributions are approved or declined by the Company’s board of directors each year. There were no matching contributions during 2004, 2003 or 2002. Funding of matching contributions each year may be offset by forfeitures from terminated employees. As of December 31, 2004, there was approximately $0.3 million in available forfeitures that the Company intends to use to offset future matching contributions.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

At the time the Company acquired PlanVista in March 2004 (see Note 2(a)), eligible PlanVista employees were immediately able to participate in the ProxyMed 401(k) Plan. The Company has filed a plan of termination for the PlanVista 401(k) Plan with the Internal Revenue Service. As of the filing of this report, that termination request is still pending approval.

(b)	Self-Insurance — In July 2004, the Company commenced a program of self-insuring its medical and dental insurance plans. Prior to this time, the Company participated in several premium only plans with various insurance carriers. Under this self-insurance arrangement, the Company pays a third-party administrator to handle claims processing and other administrative functions. For medical and dental insurance claims, the Company has purchased “stop-gap” coverage which limits its claims exposure on a per employee basis. For disability insurance, there is no such limitation. For the year ended December 31, 2004, the Company has accrued $1.3 million towards its self-insurance exposure. Through December 31, 2004, $0.9 million in claims have been paid, representing approximately 69% of the amounts set aside for claims.

(c)	Deferred Compensation Plan — As part of our acquisition of PlanVista, the Company has a deferred compensation plan with two former officers of PlanVista and its predecessor companies. The deferred compensation, which together with accumulated interest is accrued but unfunded, is distributable in cash after retirement or termination of employment, and amounted to approximately $0.8 million at December 31, 2004. Both participants began receiving such deferred amounts, together with interest at 12% annually, at age 65.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(18) Contingencies

(a)	Litigation — In December of 2001, Insurdata Marketing Services, Inc. (“IMS”) filed a lawsuit against HealthPlan Services, Inc. (“HPS”), a former subsidiary of the Company’s PlanVista subsidiary, for unspecified damages in excess of $75,000. The complaint alleges that HPS failed to pay commissions to IMS pursuant to an arbitration award rendered in 1996. On January 10, 2005, the court denied the Company’s opposing motion. The Company has filed an appeal on the issue of liability, and continues to contest vigorously the amount of damages claimed by IMS. The Company has determined exposure to be in the range of $0.6 million to $1.6 million and has accrued $0.6 million at December 31, 2004.

In early 2000, four named plaintiffs filed a class action against Fidelity Group, Inc. (“Fidelity”), HPS a former subsidiary of the Company’s PlanVista subsidiary, for unspecified damages. The complaint stems from the failure of a Fidelity insurance plan, and alleges unfair and deceptive trade practices; negligent undertaking; fraud; negligent misrepresentation; breach of contract; civil conspiracy; and RICO violations against Fidelity, and its contracted administrator, HPS. Two principals of the Fidelity plan have been convicted of insurance fraud and sentenced to prison in a separate proceeding. The class has been certified and the case is proceeding in discovery. The Company is contesting the plaintiffs’ claims vigorously, but is unable to predict the outcome of the case or any potential liability.

In 2004, the Company filed a tax appeal in the State of New York contesting a Notice of Deficiency sent by the State of New York to PlanVista. The notice involved taxes claimed to be due on a deconsolidated basis for the tax years ending December 31, 1999 through December 31, 2001 in an amount of $2.8 million. The Company’s contends that taxation on a consolidated basis is appropriate, and is vigorously pursuing its appeal. However, the Company is unable to determine whether it will be successful or whether it will be obligated to pay some or all of the alleged deficiencies.

From time to time, the Company is a party to other legal proceedings in the course of its business. The Company, however, does not expect such other legal proceedings to have a material adverse effect on its business or financial condition.

(b)	Disputes — The Company accrued $0.4 million as a settlement of disputed enrollment fees and rebate amounts to NDCHealth relating to periods before December 31, 2004. The Company has accrued this amount as an increase of cost of services in the Transactions Services Segment for the year ended December 31, 2004

(c)	Other — In connection with the Company’s June 1997 acquisition of its PreScribe technology used in its Prescription Services business, the Company would be obligated to pay up to $10 million to the former owner of PreScribe in the event of a divestiture of a majority interest in ProxyMed, or all or part of the PreScribe technology.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(19) Commitments and Other

(a)	Leases — ProxyMed leases certain computer and office equipment used in its transaction services business that have been classified as capital leases. The Company also leases premises and office equipment under operating leases which expire on various dates through 2010. The leases for the premises contain renewal options, and require ProxyMed to pay such costs as property taxes, maintenance and insurance. At December 31, 2004, the present value of the capital leases and the future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year (net of payments to be received under subleases) are as follows:

	Capital	Operating
In Thousands	Leases	Leases
2005	$5	$1,624
2006	6	1,415
2007	1	1,419
2008	—	1,014
2009	—	781

Total minimum lease payments	12	$6,253

Less amount representing interest	(1)

Present value of minimum lease payments	$11

The Company recognizes rent expense on a straight-line basis over the related lease term. Total rent expense for all operating leases amounted to $2.5 million in 2004, $2.1 million in 2003, and $1.5 million in 2002. The current portion of capital leases is included in accounts payable and other accrued expenses and the long-term portion of capital leases is included in other long-term liabilities in the balance sheet at December 31, 2004 and 2003.

(b)	Settlement of Contract Dispute — In September 2002, the Company favorably settled a contract dispute in the amount of $0.3 million. The settlement resulted in the issuance of a promissory note receivable to the Company, which was recorded at its present value of $0.3 million. The present value of the promissory note, less legal expenses of $34,000, was reported as other income in the year ended December 31, 2002. Under the terms of the promissory note, payments of $25,000 were to be made each quarter over the next three years starting October 2002. As of December 31, 2004, the note has been paid in full.

(c)	Employment Agreements — The Company entered into employment agreements with certain executives and other members of management that provide for cash severance payments if these employees are terminated without cause. The Company’s aggregate commitment under these agreements is $1.4 million at December 31, 2004.

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

     In June 2003, the Company again amended the promissory note executed in December 2001 by Mr. Blue. The amendment extended the maturity date of the promissory for an additional twelve months to December 31, 2004 and also allowed Mr. Blue to offset any principal owed with certain amounts payable to Mr. Blue by the Company as a result of a finder’s fee arrangement with the Company. Also at that time, Mr. Blue all interest was prepaid through the maturity date.

     In March 2004, the Company agreed to accept as collateral for this loan 9,250 shares of its common stock that are being issued to Commonwealth Associates (Mr. Blue’s former employer) in conjunction with the Company’s acquisition of PlanVista. As a result, Mr. Blue and the Company amended a previously existing stock pledge agreement to include these shares as additional collateral. In case of default of payment by Mr. Blue, such shares will be liquidated or returned to the Company for liquidation and the cash proceeds will be utilized to partially or fully satisfy the loan depending upon the value of such stock at that time. The Company received cash payments from Mr. Blue in July and December 2004 to pay all amounts due under this loan. As of December 31, 2004, the notes have been collected in full.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

     In March 2001, a senior executive of the Company entered into an uncollateralized promissory note for $45,400 for amounts previously borrowed from the Company. The promissory note calls for minimum bi-weekly payments of $350 deducted directly from the executive’s payroll until the note is paid in full on or before February 2006. The note is non-interest bearing but interest is imputed annually based on the Internal Revenue Service Applicable Federal Rate at the time the note was originated (4.98%). Under terms of the promissory note, if the executive is terminated without cause, the note is due in full after nine months from the date of termination as long as the scheduled bi-weekly payments continue to be made. As of December 31, 2004, the unpaid principal balance of the note is approximately $6,000 and is included in other receivables.

     In June 2003, prior to its acquisition of PlanVista (see Notes 2(a) and 6), ProxyMed entered into a joint distribution and marketing agreement with PlanVista. PlanVista was controlled by an affiliate of Commonwealth Associates Group Holdings, LLC, whose principal, Michael Falk, is a director of both ProxyMed and PlanVista. Additionally, one former senior executive of ProxyMed had an immaterial ownership interest in PlanVista.

     As described in Note 12 (a), the Company assumed and guaranteed a $20.4 million secured obligation to PVC Funding Partners, LLC, owner of approximately 20% of the outstanding common stock of the Company. This obligation has a balance of approximately $18.4 million at December 31, 2004.

(21) Going Concern

     As discussed in Note 12(a), the Company is currently negotiating financing with Wachovia Bank, N.A. to provide funds to be used, with existing cash balances, to make the May 31, 2005, $17.8 million balloon payment to PVC Funding Partners, LLC, a related party. If the Company is unsuccessful in arranging this financing and is unable to make this balloon payment, the Company may be unable to continue as a going concern. These consolidated statements do no include any adjustments that might result from the outcome of this uncertainty.

(22) Quarterly Financial Data (unaudited)

     The following table summarizes the quarterly consolidated statement of operations data for each of the eight quarters in the years ended December 31, 2004 and 2003. The data is derived from and is qualified by reference to ProxyMed’s audited financial statements, which appear elsewhere in this document.

     The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes.

	2004 Quarter Ended(1)
in thousands except for share and per share data:	March 31	June 30	September 30	December 31
Net Revenues	$20,504	$24,649	$22,511	$22,582
Operating loss	$(43)	$(264)	$(450)	$(1,217)
Loss from continuing operations	$(427)	$(772)	$(1,028)	$(1,573)
Net loss applicable to common shareholders	$(427)	$(772)	$(1,028)	$(1,573)
Net loss per share (basic and diluted)	$(0.05)	$(0.06)	$(0.08)	$(0.12)
Basic and diluted weighted average common shares outstanding	8,570,731	12,625,260	12,626,066	12,626,182

	2003 Quarter Ended(2)
	March 31	June 30	September 30	December 31
		(as restated)	(as restated)	(as restated)
Net revenues	$17,430	$17,701	$18,062	$18,363
Operating income (loss)	$(2,278)	$(913)	$170	$(621)
Loss from continuing operations	$(2,452)	$(1,108)	$(33)	$(1,407)
Net loss applicable to common shareholders	$(2,452)	$(1,108)	$(33)	$(1,407)
Net loss per share (basic and diluted)	$(0.36)	$(0.16)	$—	$(0.21)
Basic and diluted weighted average common shares outstanding	6,782,938	6,782,938	6,783,095	6,784,118

(1) Includes operations of PlanVista from March 2, 2004.

(2) Includes operations of MedUnite from January 1, 2003.

PROXYMED, INC. AND SUBSIDIARIES

SCHEDULE II — Valuation and Qualifying Accounts

In thousands	Allowance for Doubtful Accounts
		Additions
Year ended	Balance at	Charged to	Charged to		Balance at
December 31,	beginning of year	costs and expenses	other accounts (1)(2)	Deductions (3)	end of year
2004	$882	858	7,138	5,710	$3,168

2003	$1,096	152	803	1,169	$882

2002	$228	38	1,008	178	$1,096

(1) Includes amounts charged against revenue in 2002 ($346), 2003 ($803), and 2004 ($1,997)
(2) Includes amounts acquired through acquisitions in 2002 ($662), 2003 ($-0-), and 2004 ($5,141)
(3) Primarily write-off of bad debts and amounts charged against revenues, net of recoveries