Form 10-K/A
period 2004-12-31
PROXYMED INC /FT LAUDERDALE/
filed 2005-03-31
CIK 906337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A, or Amendment No. 1, is being filed by ProxyMed, Inc. to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission, or SEC, on March 17, 2005.

     This Amendment No. 1 corrects two typographical errors in Item 15. Exhibits And Financial Statement Schedules. Corrected data includes only the following:

•	In the Consolidated Balance Sheet, the number of authorized shares of the Company.

•	In Note 15 to the Financial Statements, the amount of Cash Paid for Interest for 2004.

     The Exhibit Index is being supplemented to include a Letter Agreement dated as of March 8, 2005, between the Company and John D. Guinan (filed as Exhibit 10.46), which was inadvertently omitted from the Annual Report. The complete text of Item 15 and the Exhibit Index is included in this Amendment pursuant to Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

     In addition, Item 15 and the Exhibit Index include the certifications required pursuant to Rules 13a-14(a)/15d-14(a) of the Exchange Act, which have been re-executed and re-filed as of the date of this Amendment. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1 and 31.2, respectively.

This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing. Unaffected items have not been repeated in this Amendment No. 1, and no other changes have been made.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
(a	)	(1)	The following financial statements are included in Part II, Item 8:

Consolidated Financial Statements:

			Report of Independent Registered Public Accounting Firm	F-2

			Report of Independent Registered Public Accounting Firm	F-3

			Consolidated Balance Sheets — December 31, 2004 and 2003	F-4

			Consolidated Statements of Operations — Years Ended December 31,	F-5
2004, 2003 and 2002

			Consolidated Statements of Stockholders’ Equity — Years Ended	F-6
December 31, 2004, 2003 and 2002

			Consolidated Statements of Cash Flows — Years Ended December 31,	F-7
2004, 2003 and 2002

			Notes to Consolidated Financial Statements	F-8 — F-48

		(2)	The following schedule for the years 2004, 2003 and 2002 is submitted herewith:

			Schedule II — Valuation and Qualifying Accounts — Years Ended	F-49
December 31, 2004, 2003 and 2002

		(3)	Exhibits required to be filed by Item 601 of Regulation S-K as exhibits to this Report are listed in the Exhibit Index appearing on pages 60 through 65.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K for the year ended December 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2005	PROXYMED, INC.
	By:	/s/ Kevin M. McNamara
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

SIGNATURES	TITLE	DATE

/s/ Kevin M. McNamara Kevin M. McNamara	Chairman of the Board and Interim Chief Executive Officer (principal executive officer)	March 30, 2005

/s/Gregory J. Eisenhauer Gregory J. Eisenhauer, CFA	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 30, 2005

/s/ William L. Bennett William L. Bennett	Director	March 30, 2005

/s/ Edwin M. Cooperman Edwin M. Cooperman	Director	March 30, 2005

/s/ Michael S. Falk Michael S. Falk	Director	March 30, 2005

/s/ Thomas E. Hodapp Thomas E. Hodapp	Director	March 30, 2005

/s/ Braden R. Kelly Braden R. Kelly	Director	March 30, 2005

/s/ Eugene R. Terry Eugene R. Terry	Director	March 30, 2005

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

/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
March 25, 2004

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2004 and 2003
(amounts in thousands except for share and per share data)

Assets	2004	2003
Current assets:
Cash and cash equivalents	$12,374	$5,333
Accounts receivable — trade, net of allowance for doubtful accounts of $3,168 and $882 respectively	17,591	10,434
Other receivables	312	187
Inventory, net	1,775	3,347
Other current assets	1,399	1,908

Total current assets	33,451	21,209
Property and equipment, net	4,801	4,772
Goodwill, net	93,604	30,775
Purchased technology, capitalized software and other intangible assets, net	52,305	15,884
Restricted cash	75	291
Other long-term assets	167	199

Total assets	$184,403	$73,130

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable and current portion of long-term debt	$2,178	$1,712
Related party debt - See Notes 12(a) and 21	18,394	—
Accounts payable and accrued expenses and other current liabilities	13,637	8,264
Deferred revenue	691	721
Income taxes payable	215	—

Total current liabilities	35,115	10,697
Convertible notes	13,137	13,137
Other long term debt	206	2,057
Long-term deferred revenue and other long-term liabilities	863	1,461

Total liabilities	49,321	27,352

Commitments and contingencies — see Notes 18 and 19

Stockholders’ equity:
Series C 7% Convertible preferred stock — $.01 par value Authorized 300,000 shares; issued 253,265 shares; outstanding 2,000; liquidation preference $200	—	—
Common stock — $.001 par value. Authorized 30,000,000 shares; issued and outstanding 12,626,182 and 6,784,118 shares, respectively	13	7
Additional paid-in capital	239,255	146,230
Unearned compensation	(113)	—
Accumulated deficit	(104,073)	(100,273)
Note receivable from stockholder	—	(186)

Total stockholders’ equity	135,082	45,778

Total liabilities and stockholders’ equity	$184,403	$73,130

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

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(15)	Supplemental Disclosure of Cash Flow Information

	Year Ending December 31,
In thousands	2004	2003	2002
Cash paid for interest	$1,875	$932	$63

Acquisition of businesses:
Common stock issued for businesses acquired	$59,760	$—	$600
Debt issued for businesses acquired	—	—	13,400
Other acquisition costs accrued	1,328	—	8,382
Other non-cash adjustments	(642)	—	—
Details of acquisitions:
Working capital components, including cash acquired	(388)	—	4,609
Property and equipment	(658)	—	(2,165)
Goodwill	(62,829)	—	(24,837)
Intangible assets acquired:
Customer Relationships	(24,600)	—	(9,440)
Purchased Technology	(1,180)	—	(6,395)
Provider Network	(16,200)	—	—
Long-term debt	44,889	—	—
Other long-term liabilities, net	520	—	209

	—	—	(15,637)
Cash acquired in acquisitions	782	—	1,184

Net cash acquired from (used in) acquisitions	$782	$—	$(14,453)

Disposition of assets:
Detail of disposition:
Working capital components, other than cash	$3,742	$—	$—
Property and equipment, net	757	—	—

Net cash provided from disposition	$4,499	$—	$—

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

10.37	Employment Agreement between ProxyMed and David Edward Oles dated April 14, 2004 (incorporated by reference to Exhibit 10.10 of Form 10-Q for the period ended March 31, 2004).*

10.38	Amendment to Employment Agreement between ProxyMed and Judson E. Schmid dated June 2, 2004 (incorporated by reference to Exhibit 10.2 of Form 10-Q for the period ended June 30, 2004).*

10.39	Consulting Agreement between ProxyMed and Philip S. Dingle dated April 13, 2004 (incorporated by reference to Exhibit 10.3 of Form 10-Q for the period ended June 30, 2004).*

10.40	Letter Agreement dated July 14, 2004 between ProxyMed and Gregory J. Eisenhauer (incorporated by reference to Exhibit 10.2 of Form 10-Q for the period ended September 30, 2004).*

10.41	Purchase Agreement dated June 27, 1997 by and between ProxyMed, Inc. and Walgreen Co.

10.42	Letter Agreement dated March 8, 2005 between ProxyMed, Inc. and Nancy J. Ham

10.43	Letter Agreement dated March 8, 2005 between ProxyMed, Inc. and Lonnie J. Hardin

10.44	Letter Agreement dated March 8, 2005 between ProxyMed, Inc. and Gregory J. Eisenhauer

10.45	Letter Agreement dated March 8, 2005 between ProxyMed, Inc. and Jeffrey L. Markle

10.46	Letter Agreement dated March 8, 2005 between ProxyMed, Inc. and John P. Guinan

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