Form 10-Q
period 2005-03-31
PROXYMED INC /FT LAUDERDALE/
filed 2005-05-16
CIK 906337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes    ☐ No

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).  ☑ Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.001 Par Value
12,626,567 Shares as of May 9, 2005

PART I

ITEM 1.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands except for share and per share data)

	(Unaudited)
	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$11,559	$12,374
Accounts receivable — trade, net of allowance of $3,038 and $3,168 respectively	16,335	17,591
Other receivables	218	312
Inventory, net	1,667	1,775
Other current assets	1,606	1,399

Total current assets	31,385	33,451
Property and equipment, net	4,765	4,801
Goodwill, net	93,604	93,604
Purchased technology, capitalized software and other intangible assets, net	50,589	52,305
Restricted cash	75	75
Other long-term assets	126	167

Total assets	$180,544	$184,403

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current portion of long-term debt	$1,791	$2,178
Related party debt	18,294	18,394
Accounts payable and accrued expenses	7,648	8,889
Accrued compensation costs	4,655	4,748
Deferred revenue	723	691
Income taxes payable	184	215

Total current liabilities	33,295	35,115
Convertible notes	13,137	13,137
Other long-term debt	—	206
Long-term deferred revenue and other long-term liabilities	726	863

Total liabilities	47,158	49,321

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series C 7% Convertible preferred stock — $.01 par value. Authorized 300,000 shares; issued 253,265 shares; outstanding 2,000 shares; liquidation preference $200	—	—
Common stock — $.001 par value. Authorized 30,000,000 shares; issued and outstanding 12,626,567 and 12,626,567 shares, respectively	13	13
Additional paid-in capital	239,298	239,255
Accumulated deficit	(105,864)	(104,073)
Unearned compensation	(61)	(113)

Total stockholders’ equity	133,386	135,082

Total liabilities and stockholders’ equity	$180,544	$184,403

See notes to the unaudited consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(amounts in thousands except for share and per share data)

	Three Months Ended March 31,
	2005	2004
Net revenues:
Transaction fees, cost containment services and license fees	$19,198	$15,886
Communication devices and other tangible goods	2,516	4,618

	21,714	20,504

Costs and expenses:
Cost of transaction fees, cost containment services and license fees, excluding depreciation and amortization	6,181	4,270
Cost of laboratory communication devices and other tangible goods, excluding depreciation and amortization	1,502	4,019
Selling, general and administrative expenses	12,625	10,409
Depreciation and amortization	2,596	1,849

	22,904	20,547

Operating loss	(1,190)	(43)
Interest expense, net	601	334

Loss before income taxes	(1,791)	(377)
Provision for income taxes	—	50

Net loss	$(1,791)	$(427)

Basic and diluted loss per share	$(0.14)	$(0.05)

Basic and diluted weighted average shares outstanding	12,626,567	8,570,731

See notes to the unaudited consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,791)	$(427)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	2,596	1,849
Provision for doubtful accounts	—	207
Non-cash interest income	—	(27)
Stock option compensation charges	95	106
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts and other receivables	1,350	(641)
Inventory	108	(226)
Other current assets	251	60
Accounts payable and accrued expenses	(1,860)	(51)
Accrued expenses of PlanVista paid by ProxyMed	—	(4,011)
Deferred revenue	41	53
Income tax	(31)	—
Other current liabilities	390	(137)

Net cash provided by (used in) operating activities	1,149	(3,245)

Cash flows from investing activities:
Net cash acquired in acquisition	—	782
Capital expenditures	(723)	(705)
Capitalized software	(127)	(380)
Collection of notes receivable	—	45
Decrease in restricted cash	—	40
Payments for acquisition-related costs	—	(776)

Net cash used in investing activities	(850)	(994)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	24,100
Proceeds from exercise of stock options and warrants	—	8,750
Draws on line of credit	—	4,900
Repayment of line of credit	—	(4,400)
Payment of related party note payable	(600)	—
Payment of notes payable, capital leases and long-term debt	(514)	(24,063)

Net cash (used in) provided by financing activities	(1,114)	9,287

Net (decrease) increase in cash and cash equivalents	(815)	5,048
Cash and cash equivalents at beginning of period	12,374	5,333

Cash and cash equivalents at end of period	$11,559	$10,381

Supplemental disclosure of cash flow information:
Cash paid for interest	$640	$198

Non-cash investing and financing information:
Issuance of 3.6 million shares of common stock for PlanVista acquisition	$—	$59,760

See notes to the unaudited consolidated financial statements.

ProxyMed, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(1) Summary of Significant Accounting Policies

(a)	Basis of Presentation — The accompanying unaudited consolidated financial statements of ProxyMed, Inc. and subsidiaries (“ProxyMed,” “we,” or “us”) and the notes thereto have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2004 as filed with the SEC on March 31, 2005 (“10-K/A”).

(b)	Revenue Recognition — Revenue is derived from our Transaction Services and Laboratory Communication Solutions segments.

Revenues in our Transaction Services segment are recorded as follows:

•	For revenues derived from insurance payers, pharmacies and submitters, such revenues are recognized on a per transaction basis or flat fee basis in the period the services are rendered.

•	Revenue from the Company’s medical cost containment business is recognized when the services are performed and are recorded net of estimated allowances. These revenues are primarily in the form of fees generated from discounts we secure for payers that access our provider network (see Note 1c).

•	Revenues associated with revenue sharing agreements are recorded as gross revenue on a per transaction basis or a percentage of revenue basis and may involve increasing amounts or percentages based on transaction or revenue volumes achieved. This treatment is in accordance with Emerging Issues Task Force Consensus No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”

•	Revenue from certain up-front fees is recognized ratably over three years, which is the expected life of the customer. This treatment is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”).

ProxyMed, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements, Continued
(Unaudited)

•	Revenue from support and maintenance contracts is recognized ratably over the contract period.

Revenues in our Laboratory Communication Solutions segment are recorded as follows:

•	Revenue from support and maintenance contracts is recognized ratably over the contract period.

•	Revenues from the sale of inventory and manufactured goods is recognized when the product is delivered, price is fixed or determinable, and collectibility is probable. This treatment is in accordance with SAB No. 104.

•	Revenue from the rental of laboratory communication devices is recognized ratably over the period of the rental contract.

(c)	Reserve for Revenue Adjustments, Doubtful Accounts and Bad Debt Estimates — The Company relies on estimates to determine the revenue adjustments, bad debt expense and the adequacy of our reserve for doubtful accounts receivable. These estimates are based on the Company’s historical experience, including historical collection ratios, and the industry in which the customer operates. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances are made.

(d)	Net loss per share — Basic net loss per share of common stock is computed by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net loss per share reflects the potential dilution from the exercise or conversion of securities into common stock; however, the following shares were excluded from the calculation of diluted net loss per share because their effects would have been anti-dilutive:

	March 31,
	2005	2004
Common shares excluded in the computation of diluted net loss per share:
Stock options	32,044	151,347

ProxyMed, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements, Continued
(Unaudited)

(e)	Stock Based Compensation — The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for its stock-based compensation plans. The Company measures compensation expense related to the grant of stock options and stock-based awards to employees (including independent directors) in accordance with the provisions of APB No. 25. In accordance with APB No. 25, compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award or at the measurement date for variable awards. Stock-based compensation arrangements involving non-employees are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”), under which such arrangements are accounted for based on the fair value of the option or award.

Under SFAS No. 123, as amended by SFAS No. 148, compensation cost for the Company’s stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. Had the Company adopted SFAS No. 123 in accounting for our stock option plans, its consolidated net loss and net loss per share for the three months ended March 31, 2005 and 2004 would have been adjusted to the pro forma amounts indicated as follows:

	Three Months Ended March 31,
In thousands except for per share data	2005	2004
Net loss, as reported	$(1,791)	$(427)
Deduct: Total stock-based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(958)	(376)
Addback charges already taken for intrinsic value of options	95	14

Pro forma net loss	$(2,654)	$(789)

Loss per common share:
Basic and Diluted — as reported	$(0.14)	$(0.05)
Basic and Diluted — pro forma	$(0.21)	$(0.09)

(1)	The following ranges of assumptions were used in the calculation of pro forma compensation expense for the periods presented:

Risk-free interest rate	4.1% - 4.5%	3.8% - 4.1%
Expected life	6 years	10 years
Expected volatility	75% - 76%	75% - 76%
Dividend yield	0%	0%

ProxyMed, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements, Continued
(Unaudited)

On September 1, 2004, 68,543 stock options granted to the former Chief Executive Officer (CEO) of PlanVista, with an exercise price of $17.74 per share were modified due to his change in employment status. Consequently, the Company is amortizing the $0.1 million value of these options as a non-cash charge in our consolidated statements of operations over the 30-month period of the agreement in proportion to the vesting schedule of the stock options. The value of these options was computed using a Black-Scholes model using the following assumptions: risk-free rate of 2.8%, expected life of 2.5 years, expected volatility of 65%, and no dividend yield. The Company must measure the value of these options each reporting period and record any increase in value as a period charge. Based on our measurements, no additional charge was recorded in the three months ended March 31, 2005.

In December 2004, the Company’s new Chairman and Interim Chief Executive Officer was granted stock options to purchase 75,000 shares of our common stock at an exercise price of $7.10 per share in connection with his consulting agreement with us. Such options expire in 10 years and vest ratably over the first 12 months. The options will cease to vest if the consulting agreement is terminated. The total charge for these stock options is $172,800 and is being recorded ratably over the first twelve vesting months based on a Black-Scholes model using the following assumptions: risk-free rate of 2.9%, expected life of 2 years, expected volatility of 55%, and no dividend yield. In January 2005, the Interim CEO was granted stock options to purchase 25,000 shares of our stock at the market value on the date of issuance of $9.87 per share in his capacity as Chairman of the Board. These options expire in 10 years and vest ratably over the first 12 months. There is no compensation charge for these options.

(f)	New Accounting Pronouncements — In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107. This SAB provides guidance related to the application of SFAS No. 123(R), “Shared-Based Payments (Revised 2004)” for transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measure, first-time adoption of Statement 123(R) and disclosures in Management’s Discussion and Analysis (MD&A) subsequent to adoption of Statement 123(R). The revised effective date of SFAS No. 123(R) is for annual reporting periods beginning after June 15, 2005. The adoption date for the Company is January 1, 2006. The Company has not completed the process of evaluating the impact that will result from adopting FASB Statement No. 123(R) and is therefore unable to disclose the impact that adoption will have on the Company’s financial position and results of operations.

In September 2004, the Financial Accounting Standards Board (“FASB”) issued EITF No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share” (“EITF No. 04-8”). EITF No. 04-8 addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share and requires that contingently convertible debt

ProxyMed, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements, Continued
(Unaudited)

instruments are to be included in the computation of diluted earnings per share regardless of whether the market price or other trigger has been met. EITF No. 04-8 also requires that prior period diluted earnings per share amounts presented for comparative purposes be restated. EITF No. 04-8 is effective for reporting periods ending after December 15, 2004. As a result of the issuance of EITF No. 04-8, shares convertible from our $13.1 million convertible notes may be required to be included in the calculation of our earnings per share in periods of net income; however, the FASB has yet to reach a conclusion as to the effect of non-market price triggers on earnings per share calculations in situations where the instrument contains only non-market price triggers, such as our convertible notes, and therefore the impact on the consolidated financial statements is not determinable at this time.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” under ARB No. 43. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the impact that adoption will have on the Company’s results of operations.

ProxyMed, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements, Continued
(Unaudited)

(2) Acquisition of PlanVista

On March 2, 2004, the Company acquired all of the capital stock of PlanVista Corporation (“PlanVista”), a publicly-held company that provides medical cost containment and business process outsourcing solutions, including claims repricing services, for the medical insurance and managed care industries, as well as services for healthcare providers, including individual providers, preferred provider organizations and other provider groups, for 3,600,000 shares of the Company’s common stock issued to PlanVista’s shareholders. In addition, the Company assumed debt and other liabilities of PlanVista, and incurred $1.3 million in acquisition related expenses. The value of these shares was $59.8 million based on the average closing price of our common stock for the day of and the two days before and after the announcement of the definitive agreement on December 8, 2003 in accordance with EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in Purchase Business Combination.” Additionally, the Company raised $24.1 million in a private placement sale of its common stock to various entities affiliated with General Atlantic Partners and Commonwealth Associates to partially fund repayment of PlanVista’s debts and other obligations outstanding at the time of the acquisition.

The following unaudited pro forma summary presents the consolidated results of operations of both the Company and PlanVista as if the acquisition had occurred on January 1, 2005 and 2004. The 2004 results include $2.8 million of revenue from the manufacturing assets sold in June 2004. These pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the dates, or of results that may occur in the future.

	Three Months Ended March 31,
In thousands except for per share data	2005	2004

Revenues	$21,714	$26,172
Net loss	$(1,791)	$(91)
Basic and diluted net loss per share of common stock	$(0.14)	$(0.01)

See Note 2 of the Audited Consolidated Financial Statements on our 2004 Form 10-K/A for complete detail pertaining to the PlanVista acquisition.

ProxyMed, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements, Continued
(unaudited)

(3) Inventory

Inventory consists of the following as of the dates indicated:

	Unaudited
	March 31,	December 31,
(in thousands)	2005	2004
Materials, supplies and component parts	$630	$651
Work in process	71	32
Finished goods	966	1,092

	$1,667	$1,775

(4) Other Intangible Assets

The estimated useful lives and the carrying amounts of other intangible assets as of March 31, 2005 and December 31, 2004, by category, are as follows:

(in thousands)
		March 31, 2005			December 31, 2004
	Estimated	Carrying	Accumulated		Carrying	Accumulated
	Useful lives	Amount	Amortization	Net	Amount	Amortization	Net
Capitalized software	3 - 5 years	$2,778	$(946)	$1,832	$2,661	$(769)	$1,892
Purchased technology	1 - 12 years	10,352	(5,137)	5,215	10,342	(4,738)	5,604
Customer relationships	4.6 - 12 years	34,283	(5,186)	29,097	34,283	(4,324)	29,959
Provider network	10 years	16,200	(1,755)	14,445	16,200	(1,350)	14,850

		$63,613	$(13,024)	$50,589	$63,486	$(11,181)	$52,305

The estimates of useful lives of other intangible assets are based on historical experience, the industry in which the entity operates, or on contractual terms. If indications arise that would materially impact these lives, an impairment charge may be required and the corresponding useful lives may be reduced. Other intangible assets are being amortized on a straight-line basis. Amortization expense for the three months ended March 31, 2005 and 2004 was $1.8 and $1.1 million, respectively.

ProxyMed, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements, Continued
(Unaudited)

As of March 31, 2005, estimated future amortization of other intangible assets is as follows:

In thousands
2005 (remainder of year)	$5,486
2006	7,174
2007	6,809
2008	6,169
2009	5,063
2010	4,764

$35,465

(5) Debt Obligations

(a)	Senior Debt — As a result of the acquisition of PlanVista, we assumed and guaranteed a $20.4 million secured obligation to PVC Funding Partners, LLC (an investment company related to Commonwealth Associates, LP). This obligation is payable in monthly installments of $0.2 million and matures with a balloon payment of $17.6 million on May 31, 2005 and currently bears an interest rate of 10% (the obligation originally bore interest of 6% through November 2004), payable monthly in cash. Under the covenants of the senior debt obligation, PlanVista is limited in its ability to transfer cash to ProxyMed. Additionally, the assets of PlanVista are not eligible collateral for our asset-based line of credit due to covenants of the senior debt. At March 31, 2005, the balance of this senior debt is $17.8 million.

On April 18, 2005, the Company closed a new senior debt facility. The Company used the proceeds from this facility and some of its cash to pay approximately $18.7 million which constituted all of the Company’s previous senior debt obligation and notes outstanding to former directors of PlanVista including all accrued interest. The Senior debt would have matured on May 31, 2005.

(b)	Convertible Notes — On December 31, 2002, we issued $13.4 million in uncollateralized convertible promissory notes at 4% to the former shareholders of MedUnite as part of the consideration paid in the acquisition of MedUnite. Interest is payable quarterly in cash in arrears. The convertible promissory notes are payable in full on December 31, 2008 unless converted earlier upon the meeting of certain aggregate revenue triggers by the former shareholders. After an offsetting claim by us in October 2003 in the amount of $0.3 million, the outstanding balance of these notes is $13.1 million. Additionally, as a result of the reduction in principal, the notes are now convertible into 716,968 shares of our common stock subject to achieving certain revenue triggers. The first revenue trigger was met in the fourth quarter of 2003, and the second revenue trigger date is June 30, 2005.

ProxyMed, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements, Continued
(Unaudited)

(c)	Notes Payable — In March 2003, we restructured $3.4 million in accounts payable and accrued expenses acquired from MedUnite and outstanding at December 31, 2002 to one vendor by paying $0.8 million in cash and financing the balance of $2.6 million with an unsecured note payable over 36 months at 8% commencing in March 2003. At March 31, 2005, the balance of this note payable is $0.8 million.

In April 2003, we financed a net total of $2.0 million existing at December 31, 2002 from MedUnite to NDCHealth by issuing an unsecured note payable over 24 months at 6%. At March 31, 2005, the balance of this note payable is $0.6 million.

As a result of the acquisition of PlanVista, we also assumed notes payable to two former board members of PlanVista. The combined balance of these notes is $0.5 million at March 31, 2005. One of these board members has been appointed as one of our directors as a result of the acquisition. These notes bear interest at prime plus 4% and $0.2 million in interest is accrued at March 31, 2005. Both principal and interest were due on December 1, 2004; however, repayment of principal and accrued interest are expressly subordinated to prior payment of the Senior Debt which was not yet paid as of March 31, 2005 and was due on May 31, 2005. (See Note 10)

(6) Equity Transactions

During the three months ended March 31, 2005 and 2004, we granted 39,000 and 241,373 stock options at exercise prices between $8.58 and $18.86 per share to officers and employees. Such options are for a ten-year term and generally vest equally over three or four years following the date of the grant. However, of these options, 173,120 options granted to employees of PlanVista upon its acquisition by us will vest two-thirds on the first anniversary date of the grant and one-third on the third anniversary date of the grant. Since these options were granted at an exercise price of $17.74, which was below the $19.00 market price at the time of issuance, we record periodic non-cash compensation charges over the vesting period of the options based on the intrinsic value method. For the three months ended March 31, 2005 and 2004, we recorded charges of $51,800 and $14,000, respectively, for these options.

As a result of PlanVista’s former Chief Executive Officer’s change in status and modification to the original stock option award, we are amortizing the $0.1 million value of these options as a non-cash compensation charge in the statement of operations over the 30-month period of the agreement in proportion to the vesting schedule of the stock options. Additionally, each reporting period we must measure the value of these options and record any increase in value as a period charge. As of March 31, 2005, the value of these options had not increased and therefore there was no additional charge recorded in the statement of operations for the three months ended March 31, 2005.

ProxyMed, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements, Continued
(Unaudited)

(7) Segment Information

We operate in two reportable segments that are separately managed: Transaction Services and Laboratory Communication Solutions. Transaction Services includes transaction, cost containment and other value-added services principally between physicians and insurance companies (Payer Services and Submitter Services), and providers and pharmacies. Laboratory Communication Solutions includes the sale, lease and service of communication devices principally to laboratories and, through June 30, 2004, the contract manufacturing of printed circuit boards (Laboratory Services). As a result of a re-alignment of our corporate overhead functions in the second quarter of 2004, we are now reporting these expenses and assets as part of our Transaction Services segment.

	Three Months Ended March 31,
In thousands	2005	2004
Net revenues by operating segment:
Transaction Services	$18,607	$14,594
Laboratory Communication Solutions	3,107	5,910

	$21,714	$20,504

Net revenues by geographic location:
Domestic	$21,714	$20,456
International (1)	—	48

	$21,714	$20,504

Operating income (loss) by operating segment:
Transaction Services	$(1,776)	$797
Laboratory Communication Solutions	586	257
Corporate	—	(1,097)

	$(1,190)	$(43)

	March 31, 2005	March 31, 2004
Total assets by operating segment:
Transaction Services	$168,971	$179,213
Laboratory Communication Solutions	11,573	12,018

	$180,544	$191,231

(1)	Laboratory Communication Solutions segment only.

(8) Income Taxes

As of March 31, 2005, we had a net deferred tax asset of approximately $71.7 million, which was fully offset by a valuation allowance due to cumulative losses in recent years. Realization of the net deferred tax asset is dependent upon us generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. We will adjust this valuation reserve if, during future periods, management believes we will generate sufficient taxable income to realize the net deferred tax asset. The provision for income taxes reported in the

ProxyMed, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements, Continued
(Unaudited)

Consolidated statement of operations for the three months ended March 31, 2004 of approximately $0.1 million was related primarily to state income taxes.

(9) Commitments and Contingencies

(a)	Litigation — In December of 2001, Insurdata Marketing Services, Inc. (“IMS”) filed a lawsuit against HealthPlan Services, Inc. (“HPS”), a former subsidiary of the Company’s PlanVista subsidiary, for unspecified damages in excess of $75,000. The complaint alleges that HPS failed to pay commissions to IMS pursuant to an arbitration award rendered in 1996. On January 10, 2005, the court granted summary judgment to IMS on issue of liability for the arbitration award. The Company has filed an appeal on the issue of liability, and continues to contest vigorously the amount of damages claimed by IMS. The Company has determined exposure to be in the range of $0.6 million to $1.6 million and has accrued $0.6 million at March 31, 2005 and December 31, 2004.

In early 2000, four named plaintiffs filed a class action against Fidelity Group, Inc. (“Fidelity”), “HPS”, Third Party Claims Management, and others, for unspecified damages. The complaint stems from the failure of a Fidelity insurance plan, and alleges unfair and deceptive trade practices; negligent undertaking; fraud; negligent misrepresentation; breach of contract; civil conspiracy; and RICO violations against Fidelity, and its contracted administrator, HPS. Two principals of the Fidelity plan have been convicted of insurance fraud and sentenced to prison in a separate proceeding. The class has been certified and the case is proceeding in discovery. The Company is contesting the plaintiffs’ claims vigorously, but is unable to predict the outcome of the case or any potential liability.

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

(b)	Other — In connection with the Company’s June 1997 acquisition of its PreScribe technology used in its Prescription Services business, the Company would be obligated to pay up to $10 million to the former owner of PreScribe in the event of a divestiture of a majority interest in ProxyMed, or all or part of the PreScribe technology.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(Unaudited)

(c)	Leases — In January 2005, the Company renewed its Corporate office lease in Atlanta, Georgia for an additional 5 year term, commencing May 1, 2005 through April 30, 2010. The base lease payments for the renewal term total $2.2 million.

(d)	Employment Agreements — The Company entered into employment agreements with certain executives and other members of management that provide for cash severance payments if these employees are terminated without cause. The Company’s aggregate commitment under these agreements is $1.4 million at December 31, 2004.

(10)	Subsequent Event — On April 18, 2005, the Company closed a new senior debt facility. The Company used the proceeds from this facility and some of its cash to pay approximately $18.7 million which constituted all of the Company’s previous senior debt obligation and notes outstanding to former directors of PlanVista including all accrued interest. The Senior debt would have matured on May 31, 2005.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to ProxyMed, Inc.’s (“ProxyMed” or the “Company”) unaudited consolidated financial statements in this Form 10-Q and notes thereto and to the audited consolidated financial statements and the notes thereto including the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2005.

Introduction

     We were incorporated in Florida in 1989 and are a leading healthcare transaction services company providing Electronic Data Interchange (“EDI”), cost-containment services and related value-added products to physician offices, payers, medical laboratories, pharmacies and other healthcare institutions. Our broad existing connectivity to payers and providers positions us as the second largest independent medical claims clearinghouse in the industry, serving over 150,000 providers. Our cost containment business has the second largest Preferred Provider Organization (“PPO”) in terms of reach with over 400,000 providers contracted, and currently is sixth in terms of managed care lives accessed through us.

     Our business strategy is to leverage our leadership position in connectivity services in order to establish ourselves as the premier provider of automated financial, clinical, cost containment, business outsourcing and administrative transaction services primarily between healthcare providers and payers, clinical laboratories and pharmacies.

     Our electronic transaction processing services support a broad range of financial, clinical, and administrative transactions. To facilitate these services, we are completing the conversion of all of our non-clinical EDI clients to Phoenix™, our secure, proprietary national electronic information network, that provides physicians and other healthcare providers with direct connectivity to one of the industry’s largest list of payers.

     Our cost containment and business outsourcing solutions businesses are included in the Transaction Services segment since our acquisition of PlanVista Corporation (“PlanVista”) in March 2004, and are directed toward the medical insurance and managed care industries. Specifically, we provide integrated national PPO network access, electronic claims repricing, and network and data management to healthcare payers, including self-insured employers, medical insurance carriers, PPO’s and third party administrators (“TPAs”).

     We believe we are uniquely positioned in the marketplace to make a contribution that our competitors do not. The differentiators include our ability to integrate cost containment solutions, including bill negotiation and provider network recruitment, with EDI and network management into one new offering: Enterprise Solutions for Payers (“ESP”). In addition, we maintain an open electronic network for electronic transactions with no equity ownership in businesses engaged in the front-end (i.e., physician practice management software system vendors and other physician desk top vendors) or in the back-end (i.e., payers, laboratories and pharmacies). With our neutral position, we believe that we can better attract both front-end and back-end partners who may be more comfortable doing business with a non-competitive partner.

     Another competitive differentiator is our presence in the clinical market. With the nation’s largest clinical laboratories as long-time customers, we have worked in partnership with them to develop customized laboratory communication tools and services.

Operating Segments

     We operate in two reportable segments that are separately managed: Transaction Services and Laboratory Communication Solutions. Transaction Services includes EDI, cost containment and other value-added services principally between submitters (physicians, billing companies, hospitals, laboratories, and others) and payers (insurance companies, TPAs, Medicare, Medicaid, and others). Laboratory Communication Solutions includes the sale, lease and service of communication devices principally to laboratories and, through June 30, 2004, contract manufacturing. As a result of a re-alignment of our corporate overhead functions (i.e., executives, finance, legal, human resources, facilities and insurance) in the second quarter of 2004, we now report these expenses and assets as part of our Transaction Services segment. International sales were attributable to the manufacturing assets of the Laboratory Communication Solutions segment that were sold on June 30, 2004.

     Our corporate headquarters is located in Atlanta, Georgia, and our products and services are provided from various operational facilities located throughout the United States. We also operate our clinical computer network and portions of our financial and real-time production computer networks from a secure, third-party co-location site also located in Atlanta, Georgia.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

	Three Months Ended March 31,
		% of Net		% of Net
In thousands (unaudited)	2005	Revenues	2004	Revenues	Change $	Change %
Net revenues:
Transaction Services	$18,607	85.7%	$14,594	71.2%	4,013	27.5%
Laboratory Communication Solutions	3,107	14.3%	5,910	28.8%	(2,803)	-47.4%

	$21,714	100.0%	$20,504	100.0%	$1,210	5.9%

Cost of sales:
Transaction Services	5,999	27.6%	4,260	20.8%	1,739	40.8%
Laboratory Communication Solutions	1,684	7.8%	4,029	19.6%	(2,345)	-58.2%

	$7,683	35.4%	$8,289	40.4%	$(606)	-7.3%

Selling, General and Administrative Expenses
Transaction Services	11,971	55.1%	9,045	44.1%	2,926	32.3%
Laboratory Communication Solutions	654	3.0%	1,364	6.7%	(710)	-52.1%

	$12,625	58.1%	$10,409	50.8%	$2,216	21.3%

Depreciation and amortization:
Transaction Services	2,413	11.1%	1,590	7.8%	823	51.8%
Laboratory Communication Solutions	183	0.8%	259	1.3%	(76)	-29.3%

	$2,596	12.0%	$1,849	9.0%	$747	40.4%

Total costs and expenses:
Transaction Services	20,383	93.9%	14,895	72.6%	5,488	36.8%
Laboratory Communication Solutions	2,521	11.6%	5,652	27.6%	(3,131)	-55.4%

	$22,904	105.5%	$20,547	100.2%	$2,357	11.5%

Loss from operations:
Transaction Services	(1,776)	-8.2%	(301)	-1.5%	(1,475)	490.0%
Laboratory Communication Solutions	586	2.7%	258	1.3%	328	127.1%

	$(1,190)	-5.5%	$(43)	-0.2%	$(1,147)	2667.4%

Interest expense, net	601	2.8%	334	1.6%	267	79.9%

Loss before income taxes	$(1,791)	-8.2%	$(377)	-1.8%	(1,414)	375.1%
Provision for income taxes	—		50		(50)	-100.0%

Net loss	$(1,791)	-8.2%	$(427)	-2.1%	(1,364)	319.4%

     Net Revenues. Net revenues for the three months ended March 31, 2005 increased by $1.2 million, or 5.9%, to $21.7 million from $20.5 million for the three months ended March 31, 2004.

     Net revenues in the Company’s Transaction Services segment increased by $4.0 million, or 27.5%, over the 2004 period. Revenues have increased significantly due to the higher per transaction revenue attributable to the Company’s cost containment services included in the results for all three months ended March 31, 2005 compared to one month in the same period last year; offset by revenue declines in electronic claims, statements and real-time transactions due to pricing pressures in the market (decrease of $0.7 million).

     For the 2005 period, approximately 85.7% of ProxyMed’s revenues came from its Transaction Services segment compared to 71.2% from this segment for the 2004 period. For the remainder of 2005 and beyond, it is anticipated that ProxyMed’s greatest growth will come from the Transaction Services segment.

     A summary of the number of transactions the Company processed for the periods presented is as follows:

	Three Months Ended March 31,
In thousands (unaudited)	2005	2004
Core transactions	69,752	63,793
Encounters	5,916	9,967

	75,668	73,760

     Laboratory Communication Solutions segment net revenues decreased by $2.8 million, or 47.4%, over the 2004 period. The decrease is primarily due to the asset sale of the manufacturing division in June 2004. The Company doesn’t anticipate significant growth from this segment.

     Cost of Sales. Cost of sales decreased by $0.6 million and as a percentage of net revenues to 35.4% for the three months ended March 31, 2005 from 40.4% for the three months ended March 31, 2004.

     Cost of sales in the Company’s Transaction Services segment consists of transaction fees, provider network outsourcing fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, revenue sharing arrangements with ProxyMed’s business partners, and third-party database licenses. Cost of sales in the 2005 period increased $1.7 million, or 40.8%, from the 2004 period. As a percentage of net revenues, cost of sales in this segment increased to 27.6% in the 2005 period compared to 20.8% in the 2004 period primarily due to two additional months of higher margin of Cost Containment services in the three months ended March 31, 2005 compared to only one month in the same period last year.

     Cost of sales in the Laboratory Communication Solutions segment includes hardware, third party software, consumable materials, direct manufacturing labor and indirect manufacturing overhead. Cost of sales in the three months ended March 31, 2005 decreased $2.3 million, or 58.2%, from the 2004 period. As a percentage of net revenues, cost of sales in this segment decreased to 7.8% for the three months ended March 31, 2005 from 19.6% for the same period in 2004. This decrease is primarily due to the sale of the Company’s contract manufacturing assets in June 2004.

     Selling, General and Administrative Expenses (“SG&A”). SG&A increased for the three months ended March 31, 2005 by $2.2 million, or 21.3%, to $12.6 million from $10.4 million for the three months ended March 31, 2004. SG&A expenses as a percentage of total net revenues increased to 58.1% for the 2005 period compared to 50.8% in the same period last year.

     Transaction Services segment SG&A expenses for the three months ending March 31, 2005 increased $2.9 million, or 32.3%, over the same period last year primarily due to the addition of SG&A expenses from PlanVista for all three months ended March 31, 2005 compared to only one month for the same period last year. Additionally, the Company experienced increased expenditures related to its ongoing efforts to comply with the Sarbanes-Oxley Act of 2002 in the 2005 period and higher health insurance costs. As a result, segment SG&A expenses as a percentage of segment net revenues increased to 64.3% for the 2005 period compared to 62.0% for the same period last year.

     Laboratory Communication Solutions segment SG&A expenses for the three months ended March 31, 2005 decreased by $0.7 million, or 52.1%, over the same period last year and segment SG&A expenses as a percentage of segment net revenues decreased to 21.0% for the 2005 period compared to 23.1% for the same period last year. These decreases are primarily due to the reduction in SG&A expenses related to the sale of the Company’s contract manufacturing assets in June 2004.

     Depreciation and Amortization. Depreciation and amortization increased by $0.7 million to $2.6 million for the three months ended March 31, 2005 from $1.8 million for the same period last year. This increase was due to approximately $0.7 million for the amortization of intangible assets acquired in the PlanVista acquisition.

     Operating Loss. As a result of the foregoing, the operating loss for the three months ended March 31, 2005 was $1.2 million compared to an operating loss of $43,000 for the same period last year.

     Interest Expense, net. Net interest expense for the three months ended March 31, 2005 was $0.6 million compared to $0.3 million for the same period last year. This increase in expense is primarily due to the assumption of debt in conjunction with the PlanVista acquisition. Interest expense for the 2005 year is expected to be at levels above those in the prior year due to the senior debt acquired from PlanVista.

     Net Loss. As a result of the foregoing, net loss for the three months ended March 31, 2005 and 2004 was $1.8 million and $0.4 million, respectively.

Liquidity and Capital Resources

     During the three months ended March 31, 2005, net cash provided by operating activities totaled $1.1 million, primarily related to strong cash collections during the quarter. Cash used by investing activities totaled $0.8 million for the funding of capital expenditures related to the Company’s technical infrastructure and administrative systems and capitalized development of internal systems. Cash used in financing activities totaled $1.1 million for the funding of repayments of notes payable, other long-term debt, and payments related to capital leases.

     On April 18, 2005, the Company closed a new senior debt facility. The Company used the proceeds from this facility and some of its cash to pay approximately $18.7 million which constituted all of the Company’s previous senior debt obligation and notes outstanding to former directors of PlanVista including all accrued interest. The Senior debt would have matured on May 31, 2005.

     We believe that we have sufficient cash and cash equivalents on hand to fund our future operational requirements and capital expenditures, and a sufficient level of capital in order to fund specific research and development projects. If we require additional funding in the future to satisfy any of our outstanding future obligations, or further our strategic plans, there can be no assurance that any additional funding will be available to us, or if available, that it will be available on acceptable terms.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, but we believe that any variation in results would not have a material effect on our financial condition. We evaluate our estimates on an ongoing basis.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements of the Company’s Form 10-K/A for the year ended December 31, 2004.

     Revenue Recognition — Revenue is derived from our Transaction Services and Laboratory Communication Solutions segments.

     Revenues in our Transaction Services segment are recorded as follows:

•	For revenues derived from insurance payers, pharmacies, and submitters, such revenues are recognized on a per transaction basis or flat fee basis in the period the services are rendered.

•	Revenue from our medical cost containment business is recognized when the services are performed and are recorded net of estimated allowances. These revenues are primarily in the form of fees generated from discounts we secure for payers that access our provider network.

•	Revenues associated with revenue sharing agreements are recorded on a per transaction basis or a percentage of revenue basis and may involve increasing amounts or percentages based on transaction or revenue volumes achieved. This treatment is in accordance with Emerging Issues Task Force No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”

•	Revenue from certain up-front fees is recognized ratably over three years, which is the expected life of the customer. This treatment is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”).

•	Revenue from support and maintenance contracts is recognized ratably over the contract period.

     Revenues in our Laboratory Communication Solutions segment are recorded as follows:

•	Revenue from support and maintenance contracts is recognized ratably over the contract period.

•	Revenues from the sale of inventory and manufactured goods is recognized when the product is delivered, price is fixed or determinable, and collectibility is probable. This treatment is in accordance with SAB No. 104.

•	Revenue from the rental of laboratory communication devices is recognized ratably over the period of the rental contract.

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

     Reserve for Revenue Adjustments/Doubtful Accounts/Bad Debt Estimates — We rely on estimates to determine the revenue adjustments, bad debt expense and the adequacy of the reserve for doubtful accounts receivable. These estimates are based on our historical experience, including historical collection ratios, and the industry in which the customer operates. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances are made.

New Accounting Pronouncements

     In March 2005 the SEC issued Staff Accounting Bulletin (SAB) No. 107, this SAB provides guidance related to the application of SFAS No. 123(R), “Shared-Based Payments (Revised 2004)” for transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measure, first-time adoption of Statement 123(R) and disclosures in Management’s Discussion and Analysis (MD&A) subsequent to adoption of Statement 123(R). The revised effective date of SFAS No. 123(R) is for annual reporting periods beginning after June 15, 2005. The adoption date for the Company is January 1, 2006. The Company has not completed the process of evaluating the impact that will result from adopting FASB Statement No. 123(R) and is therefore unable to disclose the impact that adoption will have on the Company’s financial position and results of operations.

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

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” under ARB No. 43. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the impact that adoption will have on the Company’s results of operations.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

     Statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. In particular, these include statements relating to: the Company’s ability to attract and retain a suitable CEO; the Company’s ability to identify suitable acquisition candidates; the Company’s successful integration of past and any other future acquisitions; the Company’s ability to successfully develop, market, sell, cross-sell, install and upgrade the Company’s clinical and financial transaction services and applications to new and current physicians, payers, medical laboratories and pharmacies; the Company’s ability to compete effectively on price and support services; the Company’s ability to increase revenues and revenue opportunities; continued and increasing the growth of the Company’s Transaction Services segment. The Company’s ability to successfully resolve litigation; the Company’s ability to comply with governmental regulation of the industry; and the Company’s ability to meet expectations regarding future capital needs and the availability of credit and other financing sources.

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

     Actual results may differ significantly from projected results due to a number of factors, including, but not limited to, the soundness of the Company’s business strategies relative to perceived market opportunities; the Company’s assessment of the healthcare industry’s need, desire and ability to become technology efficient; market acceptance of the Company’s products and services; and the Company’s ability and that of its business associates to comply with various government rules regarding healthcare information and patient privacy. These and other risk factors are more fully discussed in the Company’s Form 10-K/A for the year ended December 31, 2004 filed with the SEC on March 31, 2005, which the Company strongly urges you to read.

     Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. ProxyMed’s future results and shareholder values may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results and values are beyond ProxyMed’s ability to control or predict. Shareholders are cautioned not to put undue reliance on any forward-looking statements. For those statements, ProxyMed claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. ProxyMed expressly disclaim any intent or obligation to update any forward-looking statements.

Available Information

     ProxyMed’s Internet address is www.proxymed.com. ProxyMed makes available free of charge on or through its Internet website the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material was electronically filed with, or furnished to, the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     ProxyMed owns no derivative financial instruments or derivative commodity instruments. Revenue derived from international sales are transacted in U.S. Dollars and therefore, ProxyMed does not believe that it is exposed to material risks related to foreign currency exchange rates.

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

     There have not been any changes in the Company’s internal control over financial reporting during this quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     In December of 2001, Insurdata Marketing Services, Inc. (“IMS”) filed a lawsuit against HealthPlan Services, Inc. (“HPS”), a former subsidiary of PlanVista, for unspecified damages in excess of $75,000. The complaint alleges that HPS failed to pay commissions to IMS pursuant to an arbitration award rendered in 1996. On January 10, 2005, the court granted summary judgment to IMS on the issue of liability for the arbitration award. The Company has filed an appeal on the issue of liability, and continues to contest vigorously the amount of damages claimed by IMS. The Company has determined exposure to be in the range of $0.6 million to $1.6 million and has accrued $0.6 million.

     In early 2000, four named plaintiffs filed a class action against Fidelity Group, Inc. (“Fidelity”), HPS, Third Party Claims Management, and others, for unspecified damages. The complaint stems from the failure of a Fidelity insurance plan, and alleges unfair and deceptive trade practices; negligent undertaking; fraud; negligent misrepresentation; breach of contract; civil conspiracy; and RICO violations against Fidelity and its contracted administrator, HPS. Two principals of the Fidelity plan have been convicted of insurance fraud and sentenced to prison in a separate proceeding. The class has been certified and the case is proceeding in discovery. The Company is contesting the plaintiffs’ claims vigorously, but is unable to predict the outcome of the case or any potential liability.

     In 2004, the Company filed a tax appeal in the State of New York contesting a Notice of Deficiency sent by the State of New York to PlanVista. The notice involved taxes claimed to be due on a deconsolidated basis for the tax years ending December 31, 1999 through December 31, 2001 in an amount of $2.8 million. The Company contends that taxation on a consolidated basis is appropriate and is vigorously pursuing its appeal. However, the Company is unable to determine whether it will be successful or whether it will be obligated to pay some or all of the alleged deficiencies.

Item 6. Exhibits

The following exhibits are furnished or filed as part of this Report on Form 10-Q:

10.1	Employment Agreement with John Lettko, dated May 10, 2005.

31.1	Certification by Kevin M. McNamara, Interim Chief Executive Office, pursuant to Exchange Act Rules 13a-14 and 15d-14.31.2.

31.2	Certification by Gregory J. Eisenhauer, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Kevin M. McNamara, Interim Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Gregory J. Eisenhauer, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROXYMED, INC.

Date: May 16, 2005	By:	/s/ Kevin McNamara

Kevin McNamara Chairman and Interim Chief Executive Officer

Date: May 16, 2005	By:	/s/ Gregory J. Eisenhauer

Gregory J. Eisenhauer, CFA EVP and Chief Financial Officer