Form 10-Q
period 2005-06-30
PROXYMED INC /FT LAUDERDALE/
filed 2005-08-09
CIK 906337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to ______
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
Common Stock, $.001 Par Value
12,704,087 Shares as of August 8, 2005

PART I
ITEM 1.
PROXYMED, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands except for share and per share data)

	(Unaudited)
	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$4,997	$12,374
Accounts receivable — trade, net of allowance of $2,581 and $3,168 respectively	17,160	17,591
Other receivables	2,132	312
Inventory, net	1,455	1,775
Other current assets	1,602	1,399

Total current assets	27,346	33,451

Property and equipment, net	4,596	4,801
Goodwill, net	94,572	93,604
Purchased technology, capitalized software and other intangible assets, net	48,104	52,305
Restricted cash	75	75
Other long-term assets	135	167

Total assets	$174,828	$184,403

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable and current portion of long-term debt	$1,357	$2,178
Related party debt	—	18,394
Accounts payable and accrued expenses	9,455	8,889
Accrued compensation costs	4,778	4,748
Deferred revenue	430	691
Income taxes payable	2,161	215

Total current liabilities	18,181	35,115

Convertible notes	13,137	13,137
Other long-term debt	11,670	206
Long-term deferred revenue and other long-term liabilities	702	863

Total liabilities	43,690	49,321

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series C 7% Convertible preferred stock — $.01 par value. Authorized 300,000 shares; issued 253,265 shares; outstanding 2,000 shares; liquidation preference $200	—	—
Common stock — $.001 par value. Authorized 30,000,000 shares; issued and outstanding 12,704,087 and 12,626,567 shares, respectively	13	13
Additional paid-in capital	239,928	239,255
Accumulated deficit	(108,750)	(104,073)
Unearned compensation	(53)	(113)

Total stockholders’ equity	131,138	135,082

Total liabilities and stockholders’ equity	$174,828	$184,403

See notes to the unaudited consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(amounts in thousands except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues:
Transaction fees, cost containment services and license fees	$17,984	$19,702	$37,182	$35,589
Communication devices and other tangible goods	2,797	4,947	5,313	9,565

	20,781	24,649	42,495	45,154

Costs and expenses:
Cost of transaction fees, cost containment services and license fees, excluding depreciation and amortization	5,862	5,903	12,042	10,178
Cost of laboratory communication devices and other tangible goods, excluding depreciation and amortization	1,511	3,909	3,013	7,928
Selling, general and administrative expenses	12,564	12,472	25,189	22,875
Depreciation and amortization	2,569	2,629	5,166	4,479
Write-off of impaired assets	741	—	741	—

	23,247	24,913	46,151	45,460

Operating income/(loss)	(2,466)	(264)	(3,656)	(306)

Interest expense, net	420	542	1,021	877
Other income	—	(134)	—	(134)

Loss before income taxes	(2,886)	(672)	(4,677)	(1,049)

Provision for income taxes	—	100	—	150

Net loss	$(2,886)	$(772)	$(4,677)	$(1,199)

Basic and diluted loss per share	$(0.23)	$(0.06)	$(0.37)	$(0.11)

Basic and diluted weighted average shares outstanding	12,664,516	12,625,260	12,645,455	10,597,996

See notes to the unaudited consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,677)	$(1,199)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	5,166	4,479
Provision for doubtful accounts	—	623
Gain on settlement of liability	—	(134)
Write-off of impaired assets	741	—
Stock option compensation charges	233	149
Changes in assets and liabilities:
Accounts and other receivables	612	1,392
Inventory	320	(705)
Other current assets	184	(47)
Accounts payable and accrued expenses	(2,479)	(1,220)
Accrued expenses of PlanVista paid by ProxyMed	—	(4,011)
Deferred revenue	(149)	(45)
Income taxes payable	1,946	—
Other current liabilities	(155)	(824)

Net cash provided by (used in) operating activities	1,742	(1,542)

Cash flows from investing activities:
Net cash acquired in acquisition	—	782
Capital expenditures	(1,223)	(1,643)
Capitalized software	(272)	(769)
Collection of notes receivable	—	68
Proceeds from sale of fixed assets	—	3,500
Decrease in restricted cash	50	81
Payments for acquisition-related costs	—	(887)

Net cash (used in) provided by investing activities	(1,445)	1,132

Cash flows from financing activities:
Net proceeds from sale of common stock	500	24,100
Proceeds from exercise of stock options and warrants	—	8,759
Draws on line of credit	17,809	4,900
Repayment of line of credit	(6,139)	(4,900)
Payment of related party note payable	(18,394)	—
Payment of notes payable, capital leases and long-term debt	(1,450)	(25,494)

Net cash (used in) provided by financing activities	(7,674)	7,365

Net (decrease) increase in cash and cash equivalents	(7,377)	6,955
Cash and cash equivalents at beginning of period	12,374	5,333

Cash and cash equivalents at end of period	$4,997	$12,288

Supplemental disclosure of cash flow information:
Cash paid for interest	$921	$763

Non-cash investing and financing information:
Issuance of 3.6 million shares of common stock for PlanVista acquisition	$—	$59,800

Increase in purchase price of acquisition related to net settlement of New York state tax liability	$968	$—

See notes to the unaudited consolidated financial statements.

ProxyMed, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
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

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in ProxyMed’s Annual Report on Form 10-K/A for the year ended December 31, 2004 as filed with the SEC on March 31, 2005 (“10-K/A”).

(b)	Revenue Recognition — Revenue is derived from ProxyMed’s Transaction Services and Laboratory Communication Solutions segments.

Revenues in the Company’s Transaction Services segment are recorded as follows:
•	For revenues derived from insurance payers, pharmacies and submitters, such revenues are recognized on a per transaction basis or flat fee basis in the period the services are rendered.

•	Revenue from the Company’s medical cost containment business is recognized when the services are performed and are recorded net of estimated allowances. These revenues are primarily in the form of fees generated from discounts the Company secures for payers that access the Company’s provider network (see Note 1c).

•	Revenues associated with revenue sharing agreements are recorded as gross revenue on a per transaction basis or a percentage of revenue basis and may involve increasing amounts or percentages based on transaction or revenue volumes achieved. This treatment is in accordance with Emerging Issues Task Force Consensus No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”
Revenue from certain up-front fees is recognized ratably over three years, which is the expected life of the customer. This treatment is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”).

•	Revenue from support and maintenance contracts is recognized ratably over the contract period.
Revenues in the Company’s Laboratory Communication Solutions segment are recorded as follows:
•	Revenue from support and maintenance contracts is recognized ratably over the contract period.

•	Revenues from the sale of inventory and manufactured goods is recognized when the product is delivered, price is fixed or determinable, and collectibility is probable. This treatment is in accordance with SAB No. 104.

•	Revenue from the rental of laboratory communication devices is recognized ratably over the period of the rental contract.
(c)	Reserve for Revenue Adjustments, Doubtful Accounts and Bad Debt Estimates — ProxyMed relies on estimates to determine the revenue adjustments, bad debt expense and the adequacy of the Company’s reserve for doubtful accounts receivable. These estimates are based on ProxyMed’s historical experience, including historical collection ratios, and the industry in which the customer operates. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances are made.

(d)	Net loss per share — Basic net loss per share of common stock is computed by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net loss per share reflects the potential dilution from the exercise or conversion of securities into common stock; however, the following shares were excluded from the calculation of diluted net loss per share because their effects would have been anti-dilutive:

	Six months ended June 30,
(unaudited)	2005	2004
Common shares excluded in the computation of net loss per share:
Stock Options	31,803	95,198

(e)	Stock Based Compensation — The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for its stock-based compensation plans. The Company measures compensation expense related to the grant of stock options and stock- based awards to employees (including independent directors) in accordance with the provisions of APB No. 25. In accordance with APB No. 25, compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award or at the measurement date for variable awards. Stock-based compensation arrangements involving non-employees are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”), under which such arrangements are accounted for based on the fair value of the option or award.

Under SFAS No. 123, as amended by SFAS No. 148, compensation cost for the Company’s stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. Had the Company adopted SFAS No. 123 in accounting for our employee stock option plans, its consolidated net loss and net loss per share for the three and six months ended June 30, 2005 and 2004 would have been adjusted to the pro forma amounts indicated as follows:

In thousands except for per share data	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2005	2004	2005	2004
Net loss, as reported	$(2,886)	$(772)	$(4,677)	$(1,199)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(492)	(826)	(1,084)	(1,190)
Addback charges already taken for intrinsic value of options	138	42	233	57

Pro forma net loss	$(3,240)	$(1,556)	$(5,528)	$(2,332)

Loss per common share:
Basic and Diluted — as reported	$(0.23)	$(0.06)	$(0.37)	$(0.11)
Basic and Diluted — pro forma	$(0.26)	$(0.12)	$(0.44)	$(0.22)
In May 2005, the Company granted its new CEO stock options to purchase 600,000 shares of ProxyMed’s common stock at an exercise price of $6.45 per share. Pursuant to the aforementioned stock option agreements: 400,000 shares vest monthly over 4 years with 1/48 vesting each month. The other 200,000 shares have market triggers when the Company’s common stock reaches market prices of $15, $20, $25 and $30 such that each 50,000 shares will vest when the closing price per share of the Company’s common stock reaches and maintains each trigger amount for ten consecutive trading days.

In December 2004, the Company’s new Chairman and Interim CEO was granted stock options to purchase 75,000 shares of ProxyMed’s common stock at an exercise price of $7.10 per share in connection with his consulting agreement with the Company. Such options expire in 10 years and vest ratably over the first 12 months. The total charge for these stock options is $172,800 and is being recorded ratably over the first twelve vesting months. In January 2005, the Interim CEO was granted stock options to purchase 25,000 shares of ProxyMed’s stock at the market value on the date of issuance of $9.87 per share in his capacity as Chairman of the Board. These options expire in 10 years and vest ratably over the first 12 months. In May 2005, the Company terminated its consulting agreement with the Chairman of the Board. This event triggered acceleration of the vesting of the stock options under the consulting agreement. As a result, the Company recorded additional compensation expense of $86,600 for the period ended June 30, 2005.

(f)	New Accounting Pronouncements — In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. This SAB provides guidance related to the application of SFAS No. 123(R), “Shared-Based Payments (Revised 2004)” for transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measure, first-time adoption of Statement 123(R) and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of Statement 123(R). The revised effective date of SFAS No. 123(R) is for annual reporting periods beginning after June 15, 2005. The adoption date for the Company is January 1, 2006. The Company has not completed the process of evaluating the impact that will result from adopting FASB Statement No. 123(R) and is therefore unable to disclose the impact that adoption will have on the Company’s financial position and results of operations.

In September 2004, the Financial Accounting Standards Board (“FASB”) issued EITF No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share” (“EITF No. 04-8”). EITF No. 04-8 addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share and requires that contingently convertible debt instruments are to be included in the computation of diluted earnings per share regardless of whether the market price or other trigger has been met. EITF No. 04-8 also requires that prior period diluted earnings per share amounts presented for comparative purposes be restated. EITF No. 04-8 is effective for reporting periods ending after December 15, 2004. As a result of the issuance of EITF No. 04-8, shares convertible from the Company’s $13.1 million convertible notes may be required to be included in the calculation of the Company’s earnings per share in periods of net income; however, the FASB has yet to reach a conclusion as to the effect of non-market price triggers on earnings per share calculations in situations where the instrument contains only non-market price triggers, such as the Company’s convertible notes, and therefore the impact on the consolidated financial statements is not determinable at this time.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” under ARB No. 43. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the impact that adoption will have on the Company’s results of operations.

(2)	Acquisition of PlanVista

On March 2, 2004, the Company acquired all of the capital stock of PlanVista Corporation (“PlanVista”), a publicly-held company that provides medical cost containment and business process outsourcing solutions, including claims repricing services, for the medical insurance and managed care industries, as well as services for healthcare providers, including individual providers, preferred provider organizations and other provider groups, for 3,600,000 shares of the Company’s common stock issued to PlanVista’s shareholders. In addition, the Company assumed debt and other liabilities of PlanVista, and incurred $1.3 million in acquisition related expenses. The value of these shares was $59.8 million based on the average closing price of ProxyMed’s common stock for the day of and the two days before and after the announcement of the definitive agreement on December 8, 2003 in accordance with EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” Additionally, the Company raised $24.1 million in a private placement sale of the Company’s common stock to various entities affiliated with General Atlantic Partners and Commonwealth Associates to partially fund repayment of PlanVista’s debts and other obligations outstanding at the time of the acquisition.

The Company recently withdrew a tax appeal with the State of New York involving the tax years December 31, 1999 through December 31, 2001 and is seeking a negotiated resolution with the State of New York. The tax liability is $3.1 million and it includes interest and penalties through June 30, 2005. The Company has entered into an agreement in principle with a third party to be reimbursed for 70% of the liability ultimately agreed to with the State of New York, but not to exceed $2 million. The Company had accrued a tax liability of $100,000 as of December 31, 2004 related to this tax appeal. As a result of the foregoing, the Company adjusted PlanVista’s purchase price allocation and increased Goodwill by $967,908 to $63.8 million in June 2005 (see Note 4(a)).

The following unaudited pro forma summary presents the consolidated results of operations of both the Company and PlanVista as if the acquisition had occurred on January 1, 2004. The 2004 results include $2.8 million of revenue from the manufacturing assets sold in June 2004. These pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on January 1, 2004, or of results that may occur in the future.

Six Months Ended
In thousands except for per share data	June 30,
(unaudited)	2004
Revenues	$50,822
Net loss	$(863)
Basic and diluted net loss per share of common stock	$(0.07)
See Note 2 of the Audited Consolidated Financial Statements on ProxyMed’s 2004 Form 10-K/A for complete detail pertaining to the PlanVista acquisition.

(3)	Inventory
Inventory consists of the following as of the dates indicated:

In thousands	(unaudited)
	June 30,	December 31,
	2005	2004
Materials, supplies and component parts	$588	$651
Work in process	21	32
Finished goods	846	1,092

	$1,455	$1,775

(4)	Goodwill and other Intangible Assets

(a)	Goodwill - The changes in the carrying amounts of goodwill, net, for the period ending June 30, 2005 by operating segment are as follows:

		Laboratory
	Transaction	Communications
In thousands	Services	Solutions	Total
Balance as of December 31, 2004	$91,502	$2,102	$93,604
Adjustment to Goodwill during the period	968	—	968

Balance as of June 30, 2005 (unaudited)	$92,470	$2,102	$94,572

In June 2005, the Company adjusted goodwill in the purchase price allocation of the PlanVista acquisition related to the New York State tax liability (see Note 2).

As a result of the Company’s stock price decline, it performed a goodwill impairment test during the quarter. Based on its current forecasts, the Company determined that there was no impairment of Goodwill as of June 30, 2005. As the Company’s new CEO completes the review of the future business plans, it will again test for impairment of Goodwill and there can be no assurance that the Company will not have impairment in the future.

(b)	Other Intangible Assets — The estimated useful lives and the carrying amounts of other intangible assets as of June 30, 2005 and December 31, 2004, by category, are as follows:

In thousands		(unaudited)
		June 30, 2005			December 31, 2004
	Estimated	Carrying	Accumulated		Carrying	Accumulated
	Useful lives	Amount	Amortization	Net	Amount	Amortization	Net
Capitalized software	3 - 5 years	$2,847	$(1,058)	$1,789	$2,661	$(769)	$1,892
Purchased technology	1 - 12 years	10,353	(5,533)	4,820	10,342	(4,738)	5,604
Customer relationships	4.6 - 12 years	34,282	(6,827)	27,455	34,283	(4,324)	29,959
Provider network	10 years	16,200	(2,160)	14,040	16,200	(1,350)	14,850

		$63,682	$(15,578)	$48,104	$63,486	$(11,181)	$52,305

The estimates of useful lives of other intangible assets are based on historical experience, the industry in which the entity operates, or on contractual terms. If indications arise that would materially impact these lives, an impairment charge may be required and the corresponding useful lives may be reduced. Other intangible assets are being amortized on a straight-line basis. Amortization expense for the three and six months ended June 30, 2005 and 2004 was $1.9 million, $3.7 million, $1.8 million and $0.6 million, respectively.

Revenues from a customer of the Laboratory Communications Solutions segment are projected to continue to decline in the future and an intangible asset related to the relationship of this customer was tested for recoverability during the quarter as a result of this continued projected decline in revenues. Subsequent testing using discounted cash flows indicated an impairment of the intangible asset and as a result the Company recorded a $741,000 charge during the second quarter ended June 30, 2005 to reflect this impairment.

As the Company’s new CEO completes the review of the future business plans, the Company will again test for impairment of intangibles assets and there can be no assurance that the Company will not have additional impairment in the future.

As of June 30, 2005, estimated future amortization of other intangible assets is as follows:

In thousands (unaudited)
2005 (remainder of year)	$3,631
2006	7,140
2007	6,711
2008	6,057
2009	4,925
2010	4,626

$33,090

(5)	Debt Obligations

(a)	Senior Debt - On April 18, 2005, the Company closed a new three year, $15.0 million senior asset based facility which is secured by all assets of the combined entities with Wachovia Bank, N.A.. The loan is based on qualified accounts receivable and historical cash flows. It bears interest at LIBOR plus 2.7% and is paid monthly in arrears. The $15.0 million loan reduces to $12.5 million in June 2006 and is all due at maturity on April 17, 2008, absent an event of default. The Company used the proceeds from this facility and some of its cash to pay approximately $18.9 million which constituted all of the Company’s previous senior related party debt obligation and notes outstanding to former directors of PlanVista including all accrued interest.

During the second quarter of 2005, the Company defaulted on a financial covenant under this credit facility. It subsequently obtained a waiver of this default and has renegotiated the covenant.

(b)	Senior Debt — As a result of the acquisition of PlanVista, ProxyMed assumed and guaranteed a $20.4 million secured obligation to PVC Funding Partners, LLC (an investment company related to Commonwealth Associates, LP and one of the Company’s board members). This related party obligation was payable in monthly installments of

$0.2 million and was scheduled to mature with a balloon payment of $17.6 million on May 31, 2005 and bore an interest rate of 10% (the obligation originally bore interest of 6% through November 2004), payable monthly in cash. This debt was paid in full on April 18, 2005.

(c)	Convertible Notes — On December 31, 2002, the Company issued $13.4 million in uncollateralized convertible promissory notes at 4% to the former shareholders of MedUnite as part of the consideration paid in the acquisition of MedUnite. Interest is payable quarterly in cash in arrears. The convertible promissory notes are payable in full on December 31, 2008 unless converted earlier upon the meeting of certain aggregate revenue triggers by the former shareholders. After an offsetting claim by ProxyMed in October 2003 in the amount of $0.3 million, the outstanding balance of these notes is $13.1 million. Additionally, as a result of the reduction in principal, the notes are now convertible into 716,968 shares of the Company’s common stock subject to achieving certain revenue triggers. The first revenue trigger was met in the fourth quarter of 2003, however the second revenue trigger was not met in the second quarter of 2005.

(d)	Notes Payable — In March 2003, the Company restructured $3.4 million in accounts payable and accrued expenses acquired from MedUnite and outstanding at December 31, 2002 to one vendor by paying $0.8 million in cash and financing the balance of $2.6 million with an unsecured note payable over 36 months at 8% commencing in March 2003. At June 30, 2005, the balance of this note payable is $0.7 million.

In April 2003, the Company financed a net total of $2.0 million existing at December 31, 2002 from MedUnite to NDCHealth by issuing an unsecured note payable over 24 months at 6%. At June 30, 2005, the balance of this note payable is $0.5 million.

(6)	Equity Transactions

During the three and six months ended June 30, 2005 the Company granted 672,500 and 711,500 stock options, respectively, at exercise prices between $6.45 and $10.35 per share to officers and employees. Such options are for ten-year terms and generally vest equally over three or four years following the date of the grant.

(7)	Segment Information

ProxyMed operates in two reportable segments that are separately managed: Transaction Services and Laboratory Communication Solutions. Transaction Services includes transaction, cost containment and other value-added services principally between physicians and insurance companies (Payer Services and Submitter Services), and providers and pharmacies. Laboratory Communication Solutions includes the sale, lease and service of communication devices principally to laboratories and, through June 30, 2004, the contract manufacturing of printed circuit boards (Laboratory Services). As a result of a re-alignment of the Company’s corporate overhead functions in the second quarter of 2004, ProxyMed now reports these expenses and assets as part of its Transaction Services segment.

In thousands (unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues by operating segment:
Transaction Services	$17,599	$18,524	$36,206	$33,118
Laboratory Communication Solutions	3,182	6,125	6,289	12,036

	$20,781	$24,649	$42,495	$45,154

Net revenues by geographic location:
Domestic	$20,781	$24,591	$42,495	$45,048
International (1)	—	58	—	106

	$20,781	$24,649	$42,495	$45,154

Operating income (loss) by operating segment:
Transaction Services	$(2,426)	$(960)	$(4,202)	$(163)
Laboratory Communication Solutions	(40)	696	546	954
Corporate	—	—	—	(1,097)

	$(2,466)	$(264)	$(3,656)	$(306)

	June 30, 2005	December 31, 2004
Total assets by operating segment:
Transaction Services	$168,689	$173,061
Laboratory Communication Solutions	6,139	11,342

	$174,828	$184,403

(1)	Laboratory Communication Solutions segment only.
(8)	Income Taxes

As of June 30, 2005, ProxyMed had a net deferred tax asset of approximately $72.4 million, which was fully offset by a valuation allowance due to cumulative losses in recent years. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset. The provision for income taxes reported in the consolidated statement of operations for the three and six months ended June 30, 2004 of approximately $0.1 million was related primarily to state income taxes.

(9)	Commitments and Contingencies

(a)	Litigation — In December of 2001, Insurdata Marketing Services, Inc. (“IMS”) filed a lawsuit against HealthPlan Services, Inc. (“HPS”), a former subsidiary of the Company’s PlanVista subsidiary, for unspecified damages in excess of $75,000. The complaint alleges that HPS failed to pay commissions to IMS pursuant to an arbitration award rendered in 1996. On January 10, 2005, the court granted summary judgment to IMS on issue of liability for the arbitration award. The Company has filed an appeal on the issue of liability, and continues to contest vigorously the amount of damages claimed by IMS. The Company has determined exposure to be in the range of $0.6 million to $1.6 million and has accrued $0.6 million at June 30, 2005 and December 31, 2004.

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

In 2004, the Company filed a tax appeal in the State of New York contesting a Notice of Deficiency issued by the State of New York to PlanVista. The notice involved taxes claimed to be due for the tax years ending December 31, 1999 through December 31, 2001. The amount due, including interest and penalties, through June 30, 2005 is $3.1 million. The Company recently withdrew the tax appeal and is seeking a negotiated resolution with the State of New York. The Company has entered into an agreement in principle with a third party to be reimbursed for 70% of the liability ultimately agreed to with the State of New York, but not to exceed $2 million.

(b)	Other — In connection with the Company’s June 1997 acquisition of its PreScribe technology used in its Prescription Services business, the Company would be obligated to pay up to $10 million to the former owner of PreScribe in the event of a divestiture of a majority interest in ProxyMed, or all or part of the PreScribe technology.

In connection with the Company’s December 2002 acquisiton of MedUnite, Inc., the Company signed an agreement with NDCHealth (“NDC”), restructuring a liability owed by MedUnite to NDC in the amount of $4 million, in exchange for $4 million of additional consideration in one or more commercial arrangements between NDC and ProxyMed. The agreement also states that both parties will negotiate in good faith other potential commercial arrangements, in the event that NDC does not receive at least $4 million from such arrangements by December 31, 2005.

(c)	Leases — In January 2005, the Company renewed its Corporate office lease in Atlanta, Georgia for an additional 5 year term, commencing May 1, 2005 through April 30, 2010. The base lease payments for the renewal term total $2.2 million. In May 2005, the Company negotiated a reduction of $0.7 million of the base lease payments in lieu of leasehold improvements.

(d)	Employment Agreements — The Company entered into employment agreements with certain executives and other members of management that provide for cash severance payments if these employees are terminated without cause. The Company’s aggregate commitment under these agreements is $1.4 million at June 30, 2005.

(10)	Other Events

On May 11, 2005, ProxyMed announced that John G. Lettko joined ProxyMed as Chief Executive Officer. Additionally, on June 9, 2005, ProxyMed announced the resignation of Nancy J. Ham as President and Chief Operating Officer.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to ProxyMed, Inc.’s (“ProxyMed,” “we,” “our,” or “us”) unaudited consolidated financial statements in this Form 10-Q and notes thereto and to the audited consolidated financial statements and the notes thereto including our Annual Report on Form 10-K/A for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2005.
Introduction
     We were incorporated in Florida in 1989 and we are a leading healthcare transaction services company providing Electronic Data Interchange (“EDI”), cost-containment services and related value-added products to physician offices, payers, medical laboratories, pharmacies and other healthcare institutions. Our broad existing connectivity to payers and providers positions us as the second largest independent medical claims clearinghouse in the industry, serving over 150,000 providers. Our cost containment business has the second largest Preferred Provider Organization (“PPO”) in terms of reach with over 400,000 providers contracted, and currently is sixth in terms of managed care lives accessed through us.
     Our business strategy is to leverage our leadership position in connectivity services in order to establish ourselves as the premier provider of automated financial, clinical, cost containment, business outsourcing and administrative transaction services primarily between healthcare providers and payers, clinical laboratories and pharmacies.
     Our electronic transaction processing services support a broad range of financial, clinical, and administrative transactions. To facilitate these services, we are completing the conversion of all of our non-clinical EDI clients to Phoenix™, our secure, proprietary national electronic information network that provides physicians and other healthcare providers with direct connectivity to one of the industry’s largest list of payers.
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

Results of Operations
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

	Three Months Ended June 30,
		% of Net		% of Net
In thousands (unaudited)	2005	Revenues	2004	Revenues	Change $	Change %
Net revenues:
Transaction Services	$17,599	84.7%	$18,524	75.2%	$(925)	-5.0%
Laboratory Communication Solutions	3,182	15.3%	6,125	24.8%	(2,943)	-48.0%

	20,781	100%	24,649	100%	(3,868)	-15.7%

Cost of sales:
Transaction Services	5,688	27.4%	5,895	23.9%	207	3.5%
Laboratory Communication Solutions	1,685	8.1%	3,917	15.9%	2,232	57.0%

	7,373	35.5%	9,812	39.8%	2,439	24.9%

Selling, general and administrative expenses:
Transaction Services	11,911	57.3%	11,208	45.5%	(703)	-6.3%
Laboratory Communication Solutions	654	3.1%	1,264	5.1%	610	48.3%

	12,565	60.5%	12,472	50.6%	(93)	-0.75%

Write-off of impaired assets
Transaction Services	—	0.0%	—	0.0%	—
Laboratory Communication Solutions	741	3.6%	—	0.0%	(741)

	741	3.6%	—	0.0%	(799)

Depreciation and amortization:
Transaction Services	2,426	11.7%	2,382	9.7%	(44)	-1.8%
Laboratory Communication Solutions	143	0.7%	247	1.0%	104	42.1%

	2,569	12.4%	2,629	10.7%	60	2.3%

Operating income (loss):
Transaction Services	(2,426)	-11.7%	(961)	-3.9%	(1,465)	-152.4%
Laboratory Communication Solutions	(40)	-0.2%	697	2.8%	(737)	-105.7%

	(2,466)	-11.9%	(264)	-1.1%	(2,202)	-834.1%

Interest expense, net	420	2.0%	542	2.2%	122	22.5%
Other income	—		(134)		(134)

Loss before income taxes	(2,886)		(672)		(2,214)

Provision for income taxes	—		100		100

Net loss	$(2,886)		$(772)		$(2,114)

     Net revenues decreased $3.9 million, or 15.7%, to $20.8 million for the three months ended June 30, 2005 compared to $24.6 million for the three months ended June 30, 2004.
     Net revenues in our Transaction Services segment decreased by $0.9 million, or 5.0%, for the three months ended June 30, 2005 compared to the same period in 2004. This decrease is primarily due to volume declines in the cost containment services as key customers (TPAs) are losing covered lives due to increased competition in the marketplace. Revenues from electronic claims, statements and real-time transactions are flat compared to the same period last year in light of higher transaction volume processing. This is attributable to a change in the mix to lower margin sales and pricing concessions due to competitive pressures in the market. We expect that revenues in this segment will not increase during the second half of 2005.
     A summary of the number of transactions we processed for the periods presented is as follows:

	Three Months Ended June 30,
In thousands (unaudited)	2005	2004	Change	% Change
Core transactions	67,957	62,790	5,167	8%
Encounters	5,011	6,086	(1,075)	-18%

	72,968	68,876	4,092	6%

     Laboratory Communication Solutions segment net revenues decreased $2.9 million, or 48.0%, for the three months ended June 30, 2005 compared to the same period last year. The decrease is primarily due to the sale of manufacturing assets in this segment in June 2004. We do not anticipate significant growth from this segment.
     Cost of sales decreased $2.4 million, or 24.9%, to $7.4 million, for the three months ended June 30, 2005, compared to $9.8 million for the same period last year.
     Cost of sales in our Transaction Services segment consists of transaction fees, provider network outsourcing fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, revenue sharing arrangements with ProxyMed’s business partners, and third-party database licenses. Cost of sales decreased $0.2 million, or 3.5% to $5.7, for the three months ended June 30, 2005 compared to $5.9 million for the same period last year. Gross margins on transaction services were consistent at 68% for the three months ended June 30, 2005 and 2004.
     Cost of sales in the Laboratory Communication Solutions segment includes hardware, third party software, consumable materials, direct manufacturing labor and indirect manufacturing overhead. Cost of sales decreased $2.2 million, or 57%, to $1.7 million for the three months ended June 30, 2005 compared to $3.9 million for the same period in 2004. Gross margins in this segment were 47% for the three months ended June 30, 2005, compared to 36% for the same period last year. The margin increase and the decrease in cost of sales is primarily due to the sale of our contract manufacturing assets in this segment in June 2004.
     Selling, general and administrative (“SG&A”) expenses were $12.6 million for the three months ended June 30, 2005, compared to $12.5 million for the same period in 2004.
     Transaction Services segment SG&A expenses increased $0.7 million or 6.3%, to $11.9 million for the three months ending June 30, 2005, compared to $11.2 million for the same period last year. This increase is primarily due to higher payroll costs offset by a reclassification of bad debt expense as a reduction of gross revenues.
     Laboratory Communication Solutions segment SG&A expenses decreased $0.6 million or 48.3% to $0.6 for the three months ended June 30, 2005, compared to $1.2 million for the same period last year. This decrease is primarily due to the reduction in SG&A expenses related to the sale of our contract manufacturing assets in this segment in June 2004.
     Revenues from a customer of the Laboratory Communications Solutions segment are projected to continue to decline in the future and an intangible asset related to the relationship of this customer was tested for recoverability during the quarter as a result of this continued projected decline in revenues. Subsequent testing indicated an impairment of the intangible asset and as a result we recorded an impairment charge of $741,000 in the three months ended June 30, 2005.

     As our new CEO completes his review of the future business plans, we will again test for impairment of intangibles assets and there can be no assurance that we will not have additional impairment in the future.
     Depreciation and amortization remained unchanged at $2.6 million for the three months ended June 30, 2005 and 2004.
     As a result of the foregoing, the operating loss for the three months ended June 30, 2005 was $2.5 million compared to an operating loss of $0.3 million for the same period last year.
     Net interest expense decreased by $0.1 million or 22.5% to $0.4 million for the three months ended June 30, 2005 compared to $0.5 million for the same period last year.
     As a result of the foregoing, net loss for the three months ended June 30, 2005 was $2.9 million compared to $0.8 million for the same period last year.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

	Six Months Ended June 30,
		% of Net		% of Net
In thousands (unaudited)	2005	Revenues	2004	Revenues	Change $	Change %
Net revenues:
Transaction Services	$36,206	85.2%	$33,118	73.3%	$3,088	9.3%
Laboratory Communication Solutions	6,289	14.8%	12,036	26.7%	(5,747)	-47.7%

	42,495	100.0%	45,154	100.0%	(2,659)	-5.9%

Cost of sales:
Transaction Services	11,686	27.5%	10,160	22.5%	(1,526)	-15.0%
Laboratory Communication Solutions	3,369	7.9%	7,946	17.6%	4,577	57.6%

	15,055	35.4%	18,106	40.1%	3,051	16.9%

Selling, general and administrative expenses:
Transaction Services	23,882	56.2%	20,246	44.8%	(3,636)	-18.0%
Laboratory Communication Solutions	1,308	3.1%	2,629	5.8%	1,321	50.2%

	25,190	59.3%	22,875	50.6%	(2,315)	-10.1%

Write-off of impaired assets:
Transaction Services	—	0.0%	—	0.0%	—
Laboratory Communication Solutions	741	1.7%	—	0.0%	(741)

	741	1.7%	—	0.0%	(741)

Depreciation and amortization:
Transaction Services	4,840	11.4%	3,972	8.8%	(868)	-21.9%
Laboratory Communication Solutions	326	0.8%	507	1.1%	181	35.7%

	5,166	12.2%	4,479	9.9%	(687)	-15.3%

Operating income (loss):
Transaction Services	(4,202)	-9.9%	(1,260)	-2.8%	(2,942)	-233.5%
Laboratory Communication Solutions	546	1.3%	954	2.1%	(408)	-42.8%

	(3,656)	-8.6%	(306)	-0.7%	(3,350)	-1094.8%

Interest expense, net	1,021	2.4%	877	1.9%	(144)	-16.4%
Other income	—		(134)	-0.3%	(134)

Loss before income taxes	(4,677)		(1,049)		(3,628)

Provision for income taxes	—		150		150

Net loss	$(4,677)		$(1,199)		$(3,478)

     Net revenues decreased $2.7 million, or 5.9%, to $42.5 million for the six months ended June 30, 2005 compared to $45.2 million for the six months ended June 30, 2004.
     Net revenues in our Transaction Services segment increased by $3.1 million, or 9.3%, for the six months ended June 30, 2005 compared to the same period in 2004. This increase is primarily due to two more months of net revenues in the second quarter of 2005 related to PlanVista (cost containment) operations acquired in March 2004 offset by volume declines in the cost containment services as key customers (TPAs) are losing covered lives due to increased competition in the marketplace. Revenues from electronic claims, statements and real-time transactions are lower compared to the same period last year in light of higher transaction volume processing. This is attributable to a change in the mix to lower margin sales and pricing concessions due to competitive pressures in the market. We expect that revenues in this segment will not increase during the second half of 2005.

     A summary of the number of transactions we processed for the periods presented is as follows:

	Six Months Ended June 30,
In thousands (unaudited)	2005	2004	Change	% Change
Core transactions	137,709	126,583	11,126	9%
Encounters	10,927	16,053	(5,126)	-32%

	148,636	142,636	6,000	4%

     Laboratory Communication Solutions segment net revenues decreased $5.7 million, or 47.7%, to $6.3 million for the six months ended June 30, 2005 compared to the same period last year. The decrease is primarily due to the sale of contract manufacturing assets in this segment in June 2004. We do not anticipate significant growth from this segment.
     Cost of sales decreased $3.1 million, or 16.9%, to $15.0 million, for the six months ended June 30, 2005, compared to $18.1 million for the same period last year.
     Cost of sales in our Transaction Services segment consists of transaction fees, provider network outsourcing fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, revenue sharing arrangements with ProxyMed’s business partners, and third-party database licenses. Cost of sales increased $1.5 million, or 15.0% to $11.7 million, for the six months ended June 30, 2005 compared to $10.2 million for the same period last year. Gross margins on transaction services were 68% for the six months ended June 30, 2005 compared to 69% for the same period last year. The decline in margins is primarily due to fixed costs in revenue declining product lines, change in sales mix and pricing concessions.
     Cost of sales in the Laboratory Communication Solutions segment includes hardware, third party software, consumable materials, direct manufacturing labor and indirect manufacturing overhead. Cost of sales decreased $4.6 million, or 57.6%, to $3.4 million for the six months ended June 30, 2005 compared to $7.9 million for the same period in 2004. Gross margins in this segment were 46% for the six months ended June 30, 2005, compared to 34% for the same period last year. The margin increase and the decrease in cost of sales is primarily due to the sale of our contract manufacturing assets in this segment in June 2004.
     SG&A expenses increased $2.3 million or 10.1%, to $25.2 million compared to $22.9 million for the same period in 2004.
     Transaction Services segment SG&A expenses increased $3.6 million or 18.0%, to $23.9 million for the six months ending June 30, 2005, compared to $20.2 million for the same period last year. This increase is primarily due to two additional months of expenses in the 2005 period related to the operations of PlanVista (cost containment) acquired in March 2004. Additionally, there were higher compensation costs offset by reclassification of bad debt expense as a reduction of gross revenues in the 2005 period.
     Laboratory Communication Solutions segment SG&A expenses decreased $1.3 million or 50.2% to $1.3 million for the six months ended June 30, 2005, compared to $2.6 million for the same period last year. This decrease is primarily due to the reduction in SG&A expenses related to the sale of our contract manufacturing assets in this segment in June 2004.
     Revenues from a customer of the Laboratory Communications Solutions segment are projected to continue to decline in the future and an intangible asset related to the relationship of this customer was tested for recoverability during the quarter as a result of this continued projected decline in revenues. Subsequent testing indicated an impairment of the intangible asset and as a result we recorded an impairment charge of $741,000 in the six months ended June 30, 2005.
     As our new CEO completes his review of the future business plans, we will again test for impairment of intangibles assets and there can be no assurance that we will not have additional impairment in the future.
     Depreciation and amortization increased $0.7 million or 15.3% to $5.2 million for the six months ended June 30, 2005, compared to $4.5 million for the same period last year. The increase was primarily in the Transaction Services segment due to two additional months of amortization expense for intangible assets related to PlanVista acquired in March 2004; offset by a decrease in depreciation expense related to the sale of our contract manufacturing assets in the Laboratory Communication Solutions segment.
     As a result of the foregoing, the operating loss for the six months ended June 30, 2005 was $3.7 million compared to an operating loss of $0.3 million for the same period last year.
     Net interest expense increased $0.1 million or 16.4% to $1.0 million for the six months ended June 30, 2005 compared to $0.9 million for the same period last year.
     As a result of the foregoing, net loss for the six months ended June 30, 2005 was $4.7 million compared to $1.2 million for the same period last year.
Liquidity and Capital Resources
     During the six months ended June 30, 2005, net cash provided by operating activities totaled $1.8 million, primarily related to strong cash collections in the first quarter. Cash used by investing activities totaled $1.5 million for the funding of capital expenditures related to our technical infrastructure, administrative systems and capitalized development of internal systems. Cash used in financing activities totaled $7.7 million for the funding of repayments of notes payable, other long-term debt, and payments related to capital leases partially offset by proceeds from the sale of our common stock to our CEO in the second quarter.
     In April 2005, we closed a new senior debt facility. We used the proceeds from this facility and some of our cash to pay approximately $18.9 million which constituted all of our previous senior related party debt obligation and notes outstanding to former directors of PlanVista including all accrued interest. The Senior debt would have matured on May 31, 2005.
     During the second quarter of 2005, we defaulted on a financial covenant under our $15.0 million senior asset based credit facility with Wachovia Bank, N.A.. We subsequently obtained a waiver of this default from our senior lender and have renegotiated the covenant.

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
     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements of ProxyMed’s Form 10-K/A for the year ended December 31, 2004.
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
New Accounting Pronouncements
     In March 2005, the SEC issued SAB No. 107, this SAB provides guidance related to the application of SFAS No. 123(R), “Shared-Based Payments (Revised 2004)” for transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measure, first-time adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS 123(R). The revised effective date of SFAS No. 123(R) is for annual reporting periods beginning after June 15, 2005. The adoption date for us is January 1, 2006. We have not completed the process of evaluating the impact that will result from adopting SFAS 123(R) and is therefore unable to disclose the impact that adoption will have on our financial position and results of operations.
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
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” under ARB No. 43. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact that adoption will have on our results of operations.
Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995
     Statements contained in the MD&A and elsewhere in this report may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements present our expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. In particular, these include statements relating to: our successful integration of past and any other future acquisitions; our ability to successfully develop, market, sell, cross-sell, install and upgrade our clinical and financial transaction services and applications to new and current physicians, payers, medical laboratories and pharmacies; our ability to compete effectively on price and support services; our ability to increase revenues and revenue opportunities; continued and increasing the growth of our Transaction Services segment; our ability to successfully resolve litigation; our ability to comply with governmental regulation of the industry; and our ability to meet expectations regarding future capital needs and the availability of credit and other financing sources.
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
     Actual results may differ significantly from projected results due to a number of factors, including, but not limited to, the soundness of our business strategies relative to perceived market opportunities; our assessment of the healthcare industry’s need, desire and ability to become technology efficient; market acceptance of our products and services; and our ability and that of its business associates to comply with various government rules regarding healthcare information and patient privacy. These and other risk factors are more fully discussed in our Form 10-K/A for the year ended December 31, 2004 filed with the SEC on March 31, 2005, which we strongly urge you to read.
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
Available Information
     Our Internet address is www.proxymed.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not own derivative financial instruments or derivative commodity instruments. Revenue derived from international sales are transacted in U.S. Dollars and therefore, we do not believe that it is exposed to material risks related to foreign currency exchange rates.
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005 (as defined in Exchange Act Rule 13a-15(e)). Based upon such evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms.
     There have not been any changes in our internal control over financial reporting during this quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In December of 2001, Insurdata Marketing Services, Inc. (“IMS”) filed a lawsuit against HealthPlan Services, Inc. (“HPS”), a former subsidiary of PlanVista, for unspecified damages in excess of $75,000. The complaint alleges that HPS failed to pay commissions to IMS pursuant to an arbitration award rendered in 1996. On January 10, 2005, the court granted summary judgment to IMS on the issue of liability for the arbitration award. We filed an appeal on the issue of liability, and continue to contest vigorously the amount of damages claimed by IMS. We have determined exposure to be in the range of $0.6 million to $1.6 million and have accrued $0.6 million.
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
     In 2004, we filed a tax appeal in the State of New York contesting a Notice of Deficiency issued by the State of New York to PlanVista. The notice involved taxes claimed to be due for the tax years ending December 31, 1999 through December 31, 2001. The amount due, including interest and penalties through June 30, 2005 is $3.1 million. We recently withdrew the tax appeal and are seeking a negotiated resolution with the State of New York. We have entered into an agreement in principle with a third party to be reimbursed for 70% of the liability ultimately agreed to with the State of New York, but not to exceed $2 million.

Item 6. Exhibits
     The following exhibits are furnished or filed as part of this Report on Form 10-Q:
31.1	Certification by John G. Lettko, Chief Executive Office, pursuant to Exchange Act Rules 13a-14 and 15d-14.31.2.

31.2	Certification by Gregory J. Eisenhauer, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by John G. Lettko, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Gregory J. Eisenhauer, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROXYMED, INC.

Date: August 9, 2005	By:	/s/ John G. Lettko

John G. Lettko
Chief Executive Officer

Date: August 9, 2005	By:	/s/ Gregory J. Eisenhauer

Gregory J. Eisenhauer, CFA
EVP and Chief Financial Officer