Form 10-Q
period 2005-09-30
PROXYMED INC /FT LAUDERDALE/
filed 2005-11-09
CIK 906337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________________ to ______________________________
Commission file number: 000-22052
PROXYMED, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0202059

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1854 Shackleford Court, Suite 200, Norcross, Georgia	30093

(Address of principal executive offices)	(Zip Code)
(770) 806-9918
(Registrant’s telephone number)
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Securities and Exchange Act of 1934) ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $.001 Par Value
12,704,087 Shares as of November 9, 2005

PART I
ITEM 1.
PROXYMED, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (amounts in thousands except for share and per share data)

	(Unaudited)
	September 30,	December 31,
Assets	2005	2004

Current assets:
Cash and cash equivalents	$6,756	$12,374
Accounts receivable — trade, net of allowance of $4,306 and $3,168 respectively	16,335	17,591
Other receivables	110	312
Inventory, net	1,163	1,775
Other current assets	1,567	1,399

Total current assets	25,931	33,451

Property and equipment, net	4,303	4,801
Goodwill, net	26,444	93,604
Purchased technology, capitalized software and other intangible assets, net	18,746	52,305
Restricted cash	75	75
Other long-term assets	132	167

Total assets	$75,632	$184,403

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable and current portion of long-term debt	$637	$2,178
Related party debt	—	18,394
Accounts payable and accrued expenses	9,928	8,889
Accrued compensation costs	3,842	4,748
Deferred revenue	419	691
Income taxes payable	1,037	215

Total current liabilities	15,863	35,115

Convertible notes	13,137	13,137
Other long-term debt	12,129	206
Long-term deferred revenue and other long-term liabilities	2,137	863

Total liabilities	43,266	49,321

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series C 7% Convertible preferred stock — $.01 par value. Authorized 300,000 shares; issued 253,265 shares; outstanding 2,000 shares; liquidation preference $200	—	—
Common stock — $.001 par value. Authorized 30,000,000 shares; issued and outstanding 12,704,087 and 12,626,567 shares, respectively	13	13
Additional paid-in capital	239,927	239,255
Accumulated deficit	(207,529)	(104,073)
Unearned compensation	(45)	(113)

Total stockholders’ equity	32,366	135,082

Total liabilities and stockholders’ equity	$75,632	$184,403

     See notes to the unaudited consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(amounts in thousands except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net revenues:
Transaction fees, cost containment services and license fees	$15,514	$20,219	$52,699	$55,807
Communication devices and other tangible goods	2,255	2,292	7,565	11,858

	17,769	22,511	60,264	67,665

Costs and expenses:
Cost of transaction fees, cost containment services and license fees, excluding depreciation and amortization	4,539	5,863	17,867	16,041
Cost of laboratory communication devices and other tangible goods, excluding depreciation and amortization	1,286	1,929	3,013	9,856
Selling, general and administrative expenses	11,933	12,562	37,122	35,438
Depreciation and amortization	2,521	2,607	7,687	7,086
Write-off of impaired assets	95,675	—	96,416	—

	115,954	22,961	162,105	68,421

Operating loss	(98,185)	(450)	(101,841)	(756)

Interest expense, net	419	503	1,440	1,379
Other (income) expense	175	—	175	(133)

Loss before income taxes	(98,779)	(953)	(103,456)	(2,002)

Provision for income taxes	—	75	—	225

Net loss	$(98,779)	$(1,028)	$(103,456)	$(2,227)

Basic and diluted loss per share	$(7.78)	$(0.08)	$(8.17)	$(0.20)

Basic and diluted weighted average shares outstanding	12,703,702	12,626,066	12,665,084	11,278,954

     See notes to the unaudited consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(103,456)	$(2,227)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	7,687	7,086
Provision for doubtful accounts	—	681
(Gain) loss on settlement of liability	175	(133)
Write-off of impaired assets	96,416	—
Stock option compensation charges	240	204
Changes in assets and liabilities:
Accounts and other receivables	3,458	1,747
Inventory	612	(1,042)
Other current assets	235	410
Accounts payable and accrued expenses	(3,092)	(1,945)
Accrued expenses of PlanVista paid by ProxyMed	—	(4,011)
Deferred revenue	(222)	94
Income tax payable	2,344	—
Other current liabilities	(112)	(868)

Net cash provided by (used in) operating activities	4,285	(4)

Cash flows from investing activities:
Net cash acquired in acquisition	—	782
Capital expenditures	(1,640)	(2,613)
Capitalized software	(400)	(971)
Collection of notes receivable	—	180
Proceeds from sale of fixed assets	—	4,499
Decrease in restricted cash	72	115
Payments for acquisition-related costs	—	(884)

Net cash (used in) provided by investing activities	(1,968)	1,108

Cash flows from financing activities:
Net proceeds from sale of common stock	500	24,100
Proceeds from exercise of stock options and warrants	—	8,766
Draws on line of credit	28,125	4,900
Repayment of line of credit	(15,996)	(4,900)
Payment of related party note payable	(18,394)	—
Payment of notes payable, capital leases and long-term debt	(2,170)	(27,089)

Net cash (used in) provided by financing activities	(7,935)	5,777

Net (decrease) increase in cash and cash equivalents	(5,618)	6,881
Cash and cash equivalents at beginning of period	12,374	5,333

Cash and cash equivalents at end of period	$6,756	$12,214

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,334	$1,259
Cash paid for income taxes	209	—
Non-cash investing and financing information:
Issuance of 3.6 million shares of common stock for PlanVista acquisition	$—	$59,800

Increase in purchase price of acquisition related to net settlement of New York state tax liability	$968	$—

     See notes to the unaudited consolidated financial statements.

ProxyMed, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(1) Summary of Significant Accounting Policies
(a)	Basis of Presentation — The accompanying unaudited consolidated financial statements of ProxyMed, Inc. and its subsidiaries (“ProxyMed” or the “Company”) and the notes thereto have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.
The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in ProxyMed’s Annual Report on Form 10-K/A for the year ended December 31, 2004 as filed with the SEC on March 31, 2005 (“10-K/A”).
(b)	Revenue Recognition — Revenue is derived from ProxyMed’s Transaction Services and Laboratory Communication Solutions segments.
Revenues in the Company’s Transaction Services segment are recorded as follows:
•	For revenues derived from insurance payers, pharmacies and submitters, such revenues are recognized on a per transaction basis or flat fee basis in the period the services are rendered.
•	Revenue from the Company’s medical cost containment business is recognized when the services are performed and are recorded net of estimated allowances. These revenues are primarily in the form of fees generated from discounts the Company secures for payers that access the Company’s provider network (see Note 1c).
•	Revenues associated with revenue sharing agreements are recorded as gross revenue on a per transaction basis or a percentage of revenue basis and may involve increasing amounts or percentages based on transaction or revenue volumes achieved. This treatment is in accordance with Emerging Issues Task Force Consensus No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”
•	Revenue from certain up-front fees is recognized ratably over three years, which is the expected life of the customer. This treatment is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”).

•	Revenue from support and maintenance contracts is recognized ratably over the contract period.
Revenues in the Company’s Laboratory Communication Solutions segment are recorded as follows:
•	Revenue from support and maintenance contracts is recognized ratably over the contract period.
•	Revenues from the sale of inventory and manufactured goods is recognized when the product is delivered, price is fixed or determinable, and collectibility is probable. This treatment is in accordance with SAB No. 104.
•	Revenue from the rental of laboratory communication devices is recognized ratably over the period of the rental contract.
(c)	Reserve for Revenue Adjustments, Doubtful Accounts and Bad Debt Estimates — ProxyMed relies on estimates to determine the revenue adjustments, bad debt expense and the adequacy of the Company’s reserve for doubtful accounts receivable. These estimates are based on ProxyMed’s historical experience, including historical collection ratios, and the industry in which the customer operates. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances are made.
(d)	Net loss per share — Basic net loss per share of common stock is computed by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net loss per share reflects the potential dilution from the exercise or conversion of securities into common stock; however, the following shares were excluded from the calculation of diluted net loss per share because their effects would have been anti-dilutive:

	Nine months ended September 30,
(unaudited)	2005	2004
Common shares excluded in the computation of net loss per share:
Stock Options	31,594	63,888

	31,594	63,888

(e)	Stock Based Compensation — The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for its stock-based compensation plans. The Company measures compensation expense related to the grant of stock options and stock-based awards to employees (including independent directors) in accordance with the provisions of APB No. 25. In accordance with APB No. 25, compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award or at the measurement date for variable awards. Stock-based compensation arrangements involving non-employees are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”), under which such arrangements are accounted for based on the fair value of the option or award.
Under SFAS No. 123, as amended by SFAS No. 148, compensation cost for the Company’s stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. Had the Company adopted SFAS No. 123 in accounting for our employee stock option plans, its consolidated net loss and net loss per share for the three and nine months ended September 30, 2005 and 2004 would have been adjusted to the pro forma amounts indicated as follows:

In thousands except for per share data	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2005	2004	2005	2004

Net loss, as reported	$(98,779)	$(1,028)	$(103,456)	$(2,227)

Addback charges already taken for intrinsic value of options	7	36	240	92

Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(10)	(307)	(1,103)	(1,613)

Pro forma net loss	$(98,782)	$(1,299)	$(104,319)	$(3,748)

Loss per common share:
Basic and Diluted — as reported	$(7.78)	$(0.08)	$(8.17)	$(0.20)
Basic and Diluted — pro forma	$(7.78)	$(0.10)	$(8.24)	$(0.33)
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

(f)	New Accounting Pronouncements — In May 2005, the Financial Accounting Standards Board (“FASB”) issued (“SFAS No. 154”), “Accounting Changes and Error Corrections”. SFAS No. 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements unless it is impractical. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principal. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of the provision of SFAS No. 154 to have a material impact on its result of operations or financial condition.
In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. This SAB provides guidance related to the application of SFAS No. 123(R), “Shared-Based Payments (Revised 2004)” for transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measure, first-time adoption of Statement 123(R) and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of Statement 123(R). The revised effective date of SFAS No. 123(R) is for annual reporting periods beginning after June 15, 2005. The adoption date for the Company is January 1, 2006. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 123(R) and is therefore unable to disclose the impact that adoption will have on the Company’s financial position and results of operations.
In September 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share” (“EITF No. 04-8”). EITF No. 04-8 addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share and requires that contingently convertible debt instruments are to be included in the computation of diluted earnings per share regardless of whether the market price or other trigger has been met. EITF No. 04-8 also requires that prior period diluted earnings per share amounts presented for comparative purposes be restated. EITF No. 04-8 is effective for reporting periods ending after December 15, 2004. As a result of the issuance of EITF No. 04-8, shares convertible from the Company’s $13.1 million convertible notes may be required to be included in the calculation of the Company’s earnings per share in periods of net income; however, the FASB has yet to reach a conclusion as to the effect of non-market price triggers on earnings per share calculations in situations where the instrument contains only non-market price triggers, such as the Company’s convertible notes, and therefore the impact on the consolidated financial statements is not determinable at this time.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” under ARB No. 43. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of the provision of SFAS No. 154 to have a material impact on its results of operations or financial condition.
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
The Company recently withdrew the tax appeal with the State of New York and entered into an installment payment agreement involving the tax years December 31, 1999 through December 31, 2001. The tax liability is $3.1 million and it includes interest and penalties through June 30, 2005. Payment on the tax liability will be repaid in 30 equal installments beginning in October 2005. Additionally, the Company entered into an agreement with a third party to be reimbursed for 70% of the tax liability ultimately agreed to with the State of New York, but not to exceed $2 million. In September 2005, the Company received the $2.0 million related to the agreement with the third party. The Company had accrued a tax liability of $0.1 million as of December 31, 2004 related to this tax appeal. As a result of the third party agreeing to make reimbursement, the Company recorded a net adjustment to PlanVista’s Goodwill in the amount of $1.0 million in June 2005 (see Note 4). In September 2005, the State of New York reduced the penalties by $0.1 million and the Company accordingly recorded an adjustment to Goodwill related to this tax liability.
The following unaudited pro forma summary presents the consolidated results of operations of both the Company and PlanVista as if the acquisition had occurred on January 1, 2004. The 2004 results include $2.8 million of revenue from the manufacturing assets sold in June 2004. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on January 1, 2004, or of results that may occur in the future.

In thousands except for per share data	Nine Months Ended September 30,
(unaudited)	2004

Revenues	$73,333
Net loss	$(1,891)
Basic and diluted net loss per share of common stock	$(0.15)
     See Note 2 of the Audited Consolidated Financial Statements on ProxyMed’s 2004 Form 10-K/A for complete detail pertaining to the
     PlanVista acquisition.
(3)	Inventory
Inventory consists of the following as of the dates indicated:

In thousands	(unaudited)
	September 30,	December 31,

	2005	2004

Materials, supplies and component parts	$365	$651
Work in process	62	32
Finished goods	736	1,092

	$1,163	$1,775

(4)	Goodwill and other Intangible Assets
As a result of the Company’s stock price decline and reorganization during the third quarter of 2005, the Company performed a goodwill impairment test as of September 30, 2005. In accordance with the provisions of SFAS No. 142, the Company used a discounted cash flow analysis which indicated that the book value of the Transaction Services segment exceeded its estimated fair value and that goodwill impairment had occurred. In addition, as a result of the goodwill analysis, the Company assessed whether there had been an impairment of the Company’s long-lived assets in accordance with SFAS No. 144. The Company concluded that the book value of certain intangible assets was higher than their expected future cash flows and that impairment had occurred. In addition, the Company also reduced the remaining useful lives of its other intangible assets based on the foregoing analysis. Accordingly, the Company recorded a non-cash impairment charge of $95.7 million at September 30, 2005 in its Transaction Services Segment. The charges included $68.1 million impairment of goodwill and $27.6 million impairment of certain other intangibles.

In June 2005, we recorded an impairment charge of $0.7 million in our Laboratory Communications Solutions segment as a result of the substantial revenue decline of a certain customer. In accordance with the provisions of SFAS No. 144, we prepared a discounted cash flow analysis which indicated the carrying value of the intangible asset associated with this customer was greater than the fair value and the impairment had occurred.

In June 2005, the Company adjusted goodwill in the purchase price allocation of the PlanVista acquisition related to the New York State tax liability (see Note 2).

The changes in the carrying amounts of goodwill, net, for the period ending September 30, 2005 by operating segment are as follows:

		Laboratory
	Transaction	Communications
In thousands	Services	Solutions	Total
Balance as of December 31, 2004	$91,502	$2,102	$93,604
Adjustment to Goodwill during the period	875		875
Impairment charge	(68,035)	—	(68,035)

Balance as of September 30, 2005 (unaudited)	$24,342	$2,102	$26,444

The estimated useful lives and the carrying amounts of other intangible assets as of September 30, 2005 and December 31, 2004, by category, are as follows:

In thousands		(unaudited)
		September 30, 2005				December 31, 2004

	Estimated	Carrying	Accumulated	Impairment		Carrying	Accumulated
	Useful lives	Amount	Amortization	Charge	Net	Amount	Amortization	Net

Capitalized software	3 years	$2,976	$(1,244)	$—	$1,732	$2,661	$(769)	$1,892

Purchased technology	7 years	9,152	(4,708)	—	4,444	10,342	(4,738)	5,604

Customer relationships	7 years	34,282	(6,966)	(19,746)	7,570	34,283	(4,324)	29,959

Provider network	7 years	16,200	(2,565)	(8,635)	5,000	16,200	(1,350)	14,850

		$62,610	$(15,483)	$(28,381)	$18,746	$63,486	$(11,181)	$52,305

The estimates of useful lives for other intangibles assets were reduced based on the analysis performed under SFAS No. 144 as of September 30, 2005. Other intangible assets are being amortized on a straight-line basis. Amortization expense for the three and nine months ended September 30, 2005 and 2004 was $1.8 million, $5.6 million, $1.8 million and $4.6 million, respectively.

As of September 30, 2005, estimated future amortization of other intangible assets is as follows:

In thousands (unaudited)

2005 (remainder of year)	$1,074
2006	4,180
2007	3,757
2008	3,039
2009	1,786
2010	$1,733

$15,569

(5)	Debt Obligations
(a)	Senior Debt - On April 18, 2005, the Company closed a new three year, $15.0 million senior asset based facility which is secured by all assets of the combined entities with

Wachovia Bank, N.A. The loan is based on qualified accounts receivable and historical cash flows. It bears interest at LIBOR (London Interbank Offering Rate) plus 2.7% and is paid monthly in arrears. This debt contains certain covenants. The principal debt covenants require the Company to maintain a bank balance of at least $5.0 million and meet certain historical earnings as defined in the agreement. If the Company fails to meet any of the covenants, repayment of the debt outstanding under the revolving credit facility may be accelerated. The $15.0 million loan reduces to $12.5 million in June 2006 and is all due at maturity on April 17, 2008, absent an event of default. The Company used the proceeds from this facility and some of its cash to pay approximately $18.9 million which constituted all of the Company’s previous senior related party debt obligation and notes outstanding to former directors of PlanVista including all accrued interest.
During the second quarter of 2005, the Company defaulted on a financial covenant under this credit facility. It subsequently obtained a waiver of this default and has renegotiated the covenant.
During the third quarter of 2005, the Company was in compliance with all financial covenants related to this credit facility.
(b)	Senior Debt — As a result of the acquisition of PlanVista, ProxyMed assumed and guaranteed a $20.4 million secured obligation to PVC Funding Partners, LLC (an investment company related to Commonwealth Associates, LP and one of the Company’s board members). This related party obligation was payable in monthly installments of $0.2 million and was scheduled to mature with a balloon payment of $17.6 million on May 31, 2005 and bore an interest rate of 10% (the obligation originally bore interest of 6% through November 2004), payable monthly in cash. This debt was paid in full on April 18, 2005.
(c)	Convertible Notes — On December 31, 2002, the Company issued $13.4 million in uncollateralized convertible promissory notes at 4% to the former shareholders of MedUnite as part of the consideration paid in the acquisition of MedUnite. Interest is payable quarterly in cash in arrears. The convertible promissory notes are payable in full on December 31, 2008 unless converted earlier upon the meeting of certain aggregate revenue triggers by the former shareholders. After an offsetting claim by ProxyMed in October 2003 in the amount of $0.3 million, the outstanding balance of these notes is $13.1 million. Additionally, as a result of the reduction in principal, the notes are now convertible into 716,968 shares of the Company’s common stock subject to achieving certain revenue triggers. The first revenue trigger was met in the fourth quarter of 2003, however the second revenue trigger was not met in the second quarter of 2005.
(d)	Notes Payable — In March 2003, the Company restructured $3.4 million in accounts payable and accrued expenses acquired from MedUnite and outstanding at December 31, 2002 to one vendor by paying $0.8 million in cash and financing the balance of $2.6 million with an unsecured note payable over 36 months at 8% commencing in March 2003. The balance of this note payable at September 30, 2005 is $0.3 million.
In April 2003, the Company financed a net total of $2.0 million existing at December 31, 2002 from MedUnite to NDCHealth by issuing an unsecured note payable over 24 months at 6%. The balance of this note payable is $0.3 million.

(6)	Equity Transactions
During the three and nine months ended September 30, 2005, the Company granted 25,000 and 736,500 stock options, respectively, at exercise prices between $6.45 and $10.35 per share to officers and employees. These options are for ten-year terms and generally vest equally over four years following the date of the grant.
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
The Company recorded a non-cash impairment charge of $95.7 million at September 30, 2005 in its Transaction Services segment. The charges included $68.1 million impairment of goodwill and $27.6 million impairment of certain other intangibles (see Note 4).

In thousands (unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net revenues by operating segment:
Transaction Services	$15,058	$18,999	$51,264	$52,117
Laboratory Communication Solutions	2,711	3,512	9,000	15,548

	$17,769	$22,511	$60,264	$67,665

Net revenues by geographic location:
Domestic	$17,769	$22,511	$60,264	$67,559
International (1)	—	—	—	106

	$17,769	$22,511	$60,264	$67,665

Operating income (loss) by operating segment:
Transaction Services	$(98,586)	$(959)	$(102,788)	$(1,123)
Laboratory Communication Solutions	401	509	947	1,464
Corporate	—	—	—	(1,097)

	$(98,185)	$(450)	$(101,841)	$(756)

	September 30, 2005	December 31, 2004
Total assets by operating segment:
Transaction Services	$69,433	$173,061
Laboratory Communication Solutions	6,199	11,342

	$75,632	$184,403

     (1) Laboratory Communication Solutions segment only.
(8)	Income Taxes
As of September 30, 2005, ProxyMed had a net deferred tax asset of approximately $95.3 million, which was fully offset by a valuation allowance due to cumulative losses in recent years. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset. The provision for income taxes reported in the consolidated statement of operations for the three and nine months ended September 30, 2004 of approximately $0.1 million and $0.2 million, respectively, was related primarily to state income taxes.

(9)	Commitments and Contingencies

(a)	Litigation — In December of 2001, Insurdata Marketing Services, Inc. (“IMS”) filed a lawsuit against HealthPlan Services, Inc. (“HPS”), a former subsidiary of PlanVista, for unspecified damages in excess of $75,000. The complaint alleges that HPS failed to pay commissions to IMS pursuant to an arbitration award rendered in 1996. On January 10, 2005, the court granted summary judgment to IMS on the issue of liability for the arbitration award. The Company filed an appeal on the issue of liability. On September 26, 2005 the Company entered into a settlement to pay a total of $775,000 in exchange for a release from the entire claim, with an initial payment of $225,000 and the rest due in equal installments over six months. On October 20, 2005 the first payment of $225,000 was wired to IMS.

In early 2000, four named plaintiffs filed a class action against Fidelity Group, Inc. (“Fidelity”), HPS, Third Party Claims Management, and others, for unspecified damages. The complaint stems from the failure of a Fidelity insurance plan, and alleges unfair and deceptive trade practices; negligent undertaking; fraud; negligent misrepresentation; breach of contract; civil conspiracy; and RICO violations against Fidelity and its contracted administrator, HPS. Two principals of the Fidelity plan have been convicted of insurance fraud and sentenced to prison in a separate proceeding. The class has been certified and the case is proceeding in discovery. The Company is contesting the plaintiffs’ claims vigorously, but is unable to predict the outcome of the case or any potential liability. Mediation is scheduled to be held on November 1, 2005.

In 2004, the Company filed a tax appeal in the State of New York contesting a Notice of Deficiency issued by the State of New York to PlanVista Solutions, Inc. The notice involved taxes claimed to be due for the tax years ending December 31, 1999 through December 31, 2001. The amount due, including interest and penalties through September 30, 2005 is $3.1 million. The Company recently withdrew the tax appeal and entered into an installment payment agreement with the State of New York. Payment on the tax liability will be repaid in a lump sum of $500,000 by October 30, 2005 and the remainder in equal installments beginning in November 2005 with the State of New York. The Company entered into an agreement with a third party to be reimbursed for 70% of the liability ultimately agreed to with the State of New York, but not to exceed $2 million. The Company received the $2.0 million payment from the third party in September 2005.

In December 2004, Honolulu Disposal, Inc. et al sued American Benefit Plan Administrators, Inc. (a former subsidiary of PlanVista Corporation) in the Circuit Court of the First Circuit of the state of Hawaii alleging damages of $5,700,000 for failure to properly conduct a payroll audit during the period of 1982 through 1996. The Company is contesting the plaintiffs’ claims vigorously, but is unable to predict the outcome of the case or any potential liability. The Company is seeking indemnification for defense costs and any liability for damages under the business contracts at issue in the litigation.

(b)	Other — In connection with the Company’s June 1997 acquisition of its PreScribe technology used in its Prescription Services business, the Company would be obligated to pay up to $10 million to the former owner of PreScribe in the event of a divestiture of a majority interest in ProxyMed, or all or part of the PreScribe technology.

In connection with the Company’s December 2002 acquisition of MedUnite, Inc., the Company signed an agreement with NDCHealth (“NDC”), restructuring a liability owed by MedUnite to NDC in the amount of $4 million, in exchange for $4 million of additional consideration in one or more commercial arrangements between NDC and ProxyMed. On August 30, 2005, in connection with an extension of our agreement with NDC to provide claims processing, NDC executed a release acknowledging this obligation is fully satisfied and that the Company has no further obligation with respect to the $4 million of additional consideration.

(c)	Leases — In January 2005, the Company renewed its corporate office lease in Norcross, Georgia for an additional 5 year term, commencing May 1, 2005 through April 30, 2010. The base lease payments for the renewal term total $2.2 million. In May 2005, the Company negotiated a reduction of $0.7 million of the base lease payments in lieu of leasehold improvements.

(d)	Employment Agreements — The Company entered into employment agreements with certain executives and other members of management that provide for cash severance payments if these employees are terminated without cause. The Company’s aggregate commitment under these agreements is $0.8 million at September 30, 2005.

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
Overview
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
     We believe we are uniquely positioned in the marketplace to make a contribution that our competitors do not. The differentiators include our open electronic network for electronic transactions with no equity ownership in businesses engaged in the front-end (i.e., physician practice management software system vendors and other physician desk top vendors) or in the back-end (i.e., payers, laboratories and pharmacies). With our neutral position, we believe that we can better attract both front-end and back-end partners who may be more comfortable doing business with a non-competitive partner.

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
     Our corporate headquarters is located in Norcross, Georgia, and our products and services are provided from various operational facilities located throughout the United States. We also operate our clinical computer network and portions of our financial and real-time production computer networks from a secure, third-party co-location site located in Atlanta, Georgia

Results of Operations
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

	Three Months Ended September 30,
In thousands (unaudited)		% of Net		% of Net
	2005	Revenues	2004	Revenues	Change $	Change %

Net revenues:
Transaction Services	$15,058	84.7%	$18,999	84.4%	$(3,941)	-20.7%
Laboratory Communication Solutions	2,711	15.3%	3,512	15.6%	(801)	-22.8%

	17,769	100%	22,511	100%	(4,742)	-21.1%

Cost of sales:
Transaction Services	4,357	24.5%	5,856	26.0%	1,499	25.6%
Laboratory Communication Solutions	1,468	8.3%	1,936	8.6%	468	24.2%

	5,825	32.8%	7,792	34.6%	1,967	25.2%

Selling, general and administrative expenses:
Transaction Services	11,203	63.0%	11,652	51.8%	449	3.9%
Laboratory Communication Solutions	730	4.1%	910	4.0%	180	19.8%

	11,933	67.2%	12,562	55.8%	629	5.0%

Write-off of impaired assets:
Transaction Services	95,675	538.4%	—	0.0%	(95,675)
Laboratory Communication Solutions	—	0.0%	—	0.0%	—

	95,675	538.4%	—	0.0%	(95,675)

Depreciation and amortization:
Transaction Services	2,409	13.6%	2,450	10.9%	41	1.7%
Laboratory Communication Solutions	112	0.6%	157	0.7%	45`	28.7%

	2,521	14.2%	2,607	11.6%	86	3.3%

Operating income (loss):
Transaction Services	(98,568)	-554.8%	(959)	-4.3%	(97,627)
Laboratory Communication Solutions	401	2.3%	509	2.3%	(108)

	(98,185)	-552.6%	(450)	-2.0%	(97,735)

Interest expense, net	419	2.4%	503	2.2%	84	16.7%
Other (income) expense	175		—		(175)

Loss before income taxes	(98,779)		(953)		(97,826)

Provision for income taxes	—		75		75

Net loss	$(98,779)		$(1,028)		$(97,751)

Results of Operations
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     Total net revenues decreased $4.7 million, or 21.1%, to $17.8 million for the three months ended September 30, 2005 compared to $22.5 million for the three months ended September 30, 2004.
     Net revenues in our Transaction Services segment decreased by $3.9 million, or 20.7%, for the three months ended September 30, 2005 compared to the same period in 2004. This decrease is primarily due to volume declines in the cost containment services as key customers (TPAs) are losing covered lives due to increased competition in the marketplace. Additionally, revenues from our EDI business also declined due to competitive pressures in the market and the shift of certain payers to a non-par basis. We believe that revenues in this segment will remain flat throughout the remainder of 2005.
     A summary of the number of transactions we processed for the periods presented is as follows:

In thousands (unaudited)	Three Months Ended September 30,

	2005	2004	Change	% Change

Core transactions	63,255	63,677	(422)	-1%
Encounters	3,986	6,561	(2,575)	-39%

	67,241	70,238	(2,997)	-4%

     Laboratory Communication Solutions segment net revenues decreased $0.8 million, or 22.8%, for the three months ended September 30, 2005 compared to the same period last year. The decrease is primarily due to the lower revenues from our largest customer. We do not anticipate significant growth from this segment during the remainder of 2005 and throughout 2006.
     Total cost of sales decreased $2.0 million, or 25.2%, to $5.8 million, for the three months ended September 30, 2005, compared to $7.8 million for the same period last year.
     Cost of sales in our Transaction Services segment consists of transaction fees, provider network outsourcing fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, revenue sharing arrangements with ProxyMed’s business partners, and third-party database licenses. Cost of sales decreased $1.5 million, or 25.6% to $4.4 million, for the three months ended September 30, 2005 compared to $5.9 million for the same period last year. Gross margins on transaction services were 71.0% in the three months ended September 30, 2005 and 69.0% in the same period in 2004.
     Cost of sales in the Laboratory Communication Solutions segment includes hardware, third party software, consumable materials, direct manufacturing labor and indirect manufacturing overhead. Cost of sales decreased $0.5 million, or 24.2%, to $1.4 million for the three months ended September 30, 2005 compared to $1.9 million for the same period in 2004. Gross margins in this segment were 45.8% for the three months ended September 30, 2005, compared to 44.8% for the same period last year.

     Total selling, general and administrative (“SG&A”) expenses decreased $0.6 million, or 5% to $11.9 million for the three months ended September 30, 2005, compared to $12.5 million for the same period in 2004. This decline includes payroll cost savings in connection with the workforce reduction in August 2005, offset by severance ($0.5 million) as a result of the personnel reductions.
     Transaction Services segment SG&A expenses decreased $0.4 million or 3.8%, to $11.2 million for the three months ending September 30, 2005, compared to $11.6 million for the same period last year. This decrease is primarily due to lower personnel costs related to a reduction in workforce in August 2005 coupled with lower professional fees and selling expenses offset by higher than anticipated employee benefit costs related to our self insurance plan and severance ($0.5 million) due to the aforementioned workforce reduction.
     Laboratory Communication Solutions segment SG&A expenses decreased $0.2 million or 19.8% to $0.7 for the three months ended September 30, 2005, compared to $0.9 million for the same period last year.
      Impairment charges. As a result of our stock price decline and reorganization during the third quarter of 2005, we performed a goodwill impairment test as of September 30, 2005. In accordance with the provisions of SFAS No. 144, we used a discounted cash flow analysis which indicated that the book value of the Transaction Services segment exceeded its estimated fair value and that goodwill impairment had occurred. In addition, as a result of the goodwill analysis, we assessed whether there had been an impairment of our long-lived assets in accordance with SFAS No. 144. We concluded that the book value of certain intangible assets was higher than their expected future cash flows and that impairment had occurred. In addition, we also reduced the remaining useful lives of other intangible assets based on the foregoing analysis. Accordingly, we recorded a non-cash impairment charge of $95.7 million at September 30, 2005 in our Transaction Services segment. The charges included $68.1 million impairment of goodwill and $27.6 million impairment of certain other intangibles.
     Depreciation and amortization expense for the three months ended September 30, 2005 was $2.5 million compared to $2.6 million for the same period last year.
     As a result of the foregoing, the operating loss for the three months ended September 30, 2005 was $98.2 million compared to an operating loss of $0.5 million for the same period last year.
     Net interest expense for the three months ended September 30, 2005 was $0.4 million compared to $0.5 million for the same period last year.
     Other expense for the three months ended September 30, 2005 was $0.2 million. This amount was incurred as a result of a litigation settlement.
     As a result of the foregoing, net loss for the three months ended September 30, 2005 was $98.8 million compared to $1.0 million for the same period last year.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

	Nine Months Ended September 30,
In thousands (unaudited)		% of Net		% of Net
	2005	Revenues	2004	Revenues	Change $	Change %

Net revenues:
Transaction Services	$51,264	85.1%	$52,117	77.0%	$(853)	-1.6%
Laboratory Communication Solutions	9,000	14.9%	15,548	23.0%	(6,548)	-42.1%

	60,264	100.0%	67,665	100.0%	(7,401)	-10.9%
Cost of sales:
Transaction Services	16,043	26.6%	16,015	23.7%	(28)	-0.2%
Laboratory Communication Solutions	4,837	8.0%	9,882	14.6%	5,045	51.1%

	20,880	34.6%	25,897	38.3%	5,017	19.4%
Selling, general and administrative expenses:
Transaction Services	35,085	58.2%	31,826	47.0%	(3,259)	-10.2%
Laboratory Communication Solutions	2,037	3.4%	3,612	5.3%	1,575	43.6%

	37,122	61.6%	35,438	52.4%	(1,684)	-4.8%
Write-off of impaired assets:
Transaction Services	95,675	158.8%	—	0.0%	(95,675)
Laboratory Communication Solutions	741	1.2%	—	0.0%	(741)

	96,416	160.0%	—	0.0%	(96,416)
Depreciation and amortization:
Transaction Services	7,249	12.0%	6,423	9.5%	(826)	-12.9%
Laboratory Communication Solutions	438	0.7%	663	1.0%	225	33.9%

	7,687	12.8%	7,086	10.5%	(601)	-8.5%
Operating income (loss):
Transaction Services	(102,788)	-170.6%	(2,147)	-3.2%	(100,641)	-4687.5%
Laboratory Communication Solutions	947	1.6%	1,391	2.1%	(444)	-31.9%

	(101,841)	-169.0%	(756)	-1.1%	(101,085)	-13371.0%
Interest expense, net	1,440	2.4%	1,380	2.0%	(60)	-4.3%
Other (income) expense	175		(134)	-0.2%	(309)

Loss before income taxes	(103,456)		(2,002)		(101,454)
Provision for income taxes	—		225		225

Net loss	$(103,456)		$(2,227)		$(101,229)

     Total net revenues decreased $7.4 million, or 10.9%, to $60.3 million for the nine months ended September 30, 2005 compared to $67.7 million for the nine months ended September 30, 2004.
     Net revenues in our Transaction Services segment decreased by $0.9 million, or 1.6%, for the nine months ended September 30, 2005 compared to the same period in 2004. This decrease is primarily due to lower revenues from our EDI business due to competitive pressures in the market and the shift of payers to a non-par basis. We expect this trend to stabilize for the remainder of 2005. This was partially offset by an increase in revenues from cost containment services due to two additional months included in 2005 revenues compared to 2004. However, the cost containment business volume also declined throughout 2005 as key customers (TPAs) are losing covered lives due to increased competition in the marketplace. We expect this trend to stabilize throughout the remainder of 2005.

     A summary of the number of transactions we processed for the periods presented is as follows:

In thousands (unaudited)	Nine Months Ended September 30,

	2005	2004	Change	% Change

Core transactions	200,964	190,260	10,704	6%
Encounters	14,913	22,614	(7,701)	-34%

	215,877	212,874	3,003	1%

     Laboratory Communication Solutions segment net revenues decreased $6.5 million, or 42.1%, to $9.0 million for the nine months ended September 30, 2005 compared to the same period last year. This decrease in revenues is primarily due to the sale of our contract manufacturing assets in June 2004 and lower revenues from our largest customer. We do not anticipate significant growth from this segment through the remainder of 2005 and throughout 2006.
     Total cost of sales decreased $5.0 million, or 19.4%, to $20.9 million, for the nine months ended September 30, 2005, compared to $25.9 million for the same period last year.
     Cost of sales in our Transaction Services segment consists of transaction fees, provider network outsourcing fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, revenue sharing arrangements with ProxyMed’s business partners, and third-party database licenses. Cost of sales for the nine months ended September 30, 2005 was unchanged at $16.0 million compared to the same period last year. Gross margins on transaction services were 68.7% for the nine months ended September 30, 2005 compared to 69.2% for the same period last year.
     Cost of sales in the Laboratory Communication Solutions segment includes hardware, third party software, consumable materials, direct manufacturing labor and indirect manufacturing overhead. Cost of sales decreased $5.1 million, or 51.3%, to $4.8 million for the nine months ended September 30, 2005 compared to $9.9 million for the same period in 2004. This decrease is primarily due to the reduction in SG&A expenses related to the sale of our contract manufacturing assets in June 2004 and lower revenues related to our largest customer.
     Total SG&A expenses increased $1.7 million or 4.9%, to $37.1 million compared to $35.4 million for the same period in 2004.
     Transaction Services segment SG&A expenses increased $3.3 million or 10.2%, to $35.1 million for the nine months ending September 30, 2005, compared to $31.8 million for the same period last year. This increase is primarily due two more months of SG&A expenses in 2004 related to the PlanVista acquisition in March 2004, severance payments ($0.5 million) related to the reduction in workforce in August 2005 and higher benefit costs related to our self insurance plan partially offset by lower payroll related to the workforce reduction and the reclassification of bad debt expense as a reduction of gross revenues in the 2005 period.
     Laboratory Communication Solutions segment SG&A expenses decreased $1.5 million or 42.8% to $2.1 million for the nine months ended September 30, 2005, compared to $3.6 million for the same period last year. This decrease is primarily due to the reduction in SG&A expenses related to the sale of our contract manufacturing assets in this segment in June 2004.

      Impairment charges. As a result of our stock price decline and reorganization during the third quarter of 2005, we performed a goodwill impairment test as of September 30, 2005. In accordance with the provisions of SFAS No. 142, we used a discounted cash flow analysis which indicated that the book value of the Transaction Services segment exceeded its estimated fair value and that goodwill impairment had occurred. In addition, as a result of the goodwill analysis, we assessed whether there had been an impairment of our long-lived assets in accordance with SFAS No. 144. We concluded that the book value of certain intangible assets was higher than their expected future cash flows and that impairment had occurred. In addition, we also reduced the remaining useful lives of other intangible assets based on the foregoing analysis. Accordingly, we recorded a non-cash impairment charge of $95.7 million at September 30, 2005 in our Transaction Services segment. The charges included $68.1 million impairment of goodwill and $27.6 million impairment of certain other intangibles.
     In June 2005, we recorded an impairment charge of $0.7 million in our Laboratory Communications Solutions segment as a result of the substantial revenue decline of a certain customer. In accordance with the provisions of SFAS No. 144, the Company prepared a discounted cash flow analysis which indicated the carrying value of the intangible asset associated with this customer was greater than the fair value and the impairment had occurred.
     Depreciation and amortization expense increased $0.6 million or 8.5% to $7.7 million for the nine months ended September 30, 2005, compared to $7.1 million for the same period last year. The increase was primarily in the Transaction Services segment due to two additional months of amortization expense for intangible assets related to the PlanVista acquisition in March 2004; offset by a decrease in depreciation expense related to the sale of our contract manufacturing assets in the Laboratory Communication Solutions segment in June 2004.
     As a result of the foregoing, the operating loss for the nine months ended September 30, 2005 was $101.8 million compared to an operating loss of $0.8 million for the same period last year.
     Net interest expense for each of the nine months ended September 30, 2005 and 2004 was $1.4 million.
     Other expense for the nine months ended September 30, 2005 was $0.2 million. This amount was incurred as a result of a litigation settlement (see Note 9(a)). Other income for the same period last year related to a gain in the settlement of a liability assumed in a prior acquisition.
     As a result of the foregoing, net loss for the nine months ended September 30, 2005 was $103.5 million compared to $2.2 million for the same period last year.
Liquidity and Capital Resources
     During the nine months ended September 30, 2005, net cash provided by operating activities totaled $4.3 million. Cash used by investing activities totaled $2 million primarily for the funding of capital expenditures related to our technical infrastructure, administrative systems and capitalized development of internal systems. Cash used in financing activities totaled $7.9 million for the funding of repayments of notes payable, other long-term debt, and payments related to capital leases partially offset by proceeds from the sale of our common stock to our CEO in the second quarter.

     On April 18, 2005, we closed a new three year, $15.0 million senior asset based facility which is secured by all assets of the combined entities with Wachovia Bank, N.A. The loan is based on qualified accounts receivable and historical cash flows. It bears interest at LIBOR (London Interbank Offering Rate) plus 2.7% and is paid monthly in arrears. This debt contains certain covenants. The principal debt covenants require us to maintain a bank balance of at least $5.0 million and meet certain historical earnings as defined in the agreement. If we fail to meet any of the covenants, repayment of the debt outstanding under the revolving credit facility may be accelerated. The $15.0 million loan reduces to $12.5 million in June 2006 and is all due at maturity on April 17, 2008, absent an event of default. We used the proceeds from this facility and some of our cash to pay approximately $18.9 million which constituted our entire previous senior related party debt obligation and notes outstanding to former directors of PlanVista including all accrued interest.
     During the second quarter of 2005, we defaulted on a financial covenant under this credit facility. We subsequently obtained a waiver of this default and renegotiated the covenant.
     During the third quarter of 2005, we were in compliance with all financial covenants related to this credit facility.
     As of September 30, 2005, our principal source of liquidity is our cash and revolving credit facility. Based on our current projections, we may be required to use a portion of this $5.0 million minimum balance as a source of cash. We are currently negotiating with third party financing companies in order to replace the current senior debt facility. There is no assurance that these negotiations will result in terms that are favorable to us or on terms that are better than our current senior debt facility.
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
New Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements unless it is impractical. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principal. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of the provision of SFAS No. 154 to have a material impact on its result of operations or financial condition.
     In March 2005, the SEC issued SAB No. 107. This SAB provides guidance related to the application of SFAS No. 123R, “Shared-Based Payments (Revised 2004)” for transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measure, first-time adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS 123R. The revised effective date of SFAS No. 123R is for annual reporting periods beginning after June 15, 2005. The adoption date for us is January 1, 2006. We have not completed the process of evaluating the impact that will result from adopting SFAS 123R and is therefore unable to disclose the impact that adoption will have on our financial position and results of operations.
     In September 2004, the FASB issued EITF No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share” (“EITF No. 04-8”). EITF No. 04-8 addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share and requires that contingently convertible debt instruments are to be included in the computation of diluted earnings per share regardless of whether the market price or other trigger has been met. EITF No. 04-8 also requires that prior period diluted earnings per share amounts presented for comparative purposes be restated. EITF No. 04-8 is effective for reporting periods ending after December 15, 2004. As a result of the issuance of EITF No. 04-8, shares convertible from our $13.1 million convertible notes may be required to be included in the calculation of our earnings per share in periods of net income; however, the FASB has yet to reach a conclusion as to the effect of non market price triggers on earnings per share calculations in situations where the instrument contains only non-market price trigger, such as our convertible notes, and therefore the impact on the consolidated financial statements is not determinable at this time.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” under ARB No. 43. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of the provision of SFAS No. 154 to have a material impact on its result of operations or financial condition.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not own derivative financial instruments or derivative commodity instruments. Revenue derived from international sales are transacted in U.S. Dollars and therefore, we are not exposed to material risks related to foreign currency exchange rates.
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005 (as defined in Exchange Act Rule 13a-15(e)). Based upon such evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms.
     There have not been any changes in our internal control over financial reporting during this quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In December of 2001, Insurdata Marketing Services, Inc. (“IMS”) filed a lawsuit against HealthPlan Services, Inc. (“HPS”), a former subsidiary of PlanVista, for unspecified damages in excess of $75,000. The complaint alleges that HPS failed to pay commissions to IMS pursuant to an arbitration award rendered in 1996. On January 10, 2005, the court granted summary judgment to IMS on the issue of liability for the arbitration award. We filed an appeal on the issue of liability. On September 26, 2005 we entered into a settlement to pay a total of $775,000 in exchange for a release from the entire claim, with an initial payment of $225,000 and the rest due in equal installments over the six months. On October 20, 2005 the first payment of $225,000 was wired to IMS.
     In early 2000, four named plaintiffs filed a class action against Fidelity Group, Inc. (“Fidelity”), HPS, Third Party Claims Management, and others, for unspecified damages. The complaint stems from the failure of a Fidelity insurance plan, and alleges unfair and deceptive trade practices; negligent undertaking; fraud; negligent misrepresentation; breach of contract; civil conspiracy; and RICO violations against Fidelity and its contracted administrator, HPS. Two principals of the Fidelity plan have been convicted of insurance fraud and sentenced to prison in a separate proceeding. The class has been certified and the case is proceeding in discovery. We are contesting the plaintiffs’ claims vigorously, but are unable to predict the outcome of the case or any potential liability. Mediation is scheduled to be held on November 1, 2005.
     In 2004, we filed a tax appeal in the State of New York contesting a Notice of Deficiency issued by the State of New York to PlanVista Solutions, Inc. The notice involved taxes claimed to be due for the tax years ending December 31, 1999 through December 31, 2001. The amount due, including interest and penalties through September 30, 2005 is $3.1 million. We recently withdrew the tax appeal and entered into an installment payment agreement with the State of New York. Payment on the tax liability will be repaid in a lump sum of $500,000 by October 30, 2005 and the remainder in equal installments beginning in November 2005 with the State of New York. We entered into an agreement with a third party to be reimbursed for 70% of the liability ultimately agreed to with the State of New York, but not to exceed $2 million. We received the $2.0 million payment from the third party in September 2005.
     In December 2004, Honolulu Disposal, Inc. et al sued American Benefit Plan Administrators, Inc. (a former subsidiary of PlanVista Corporation) in the Circuit Court of the First Circuit of the state of Hawaii alleging damages of $5,700,000 for failure to properly conduct a payroll audit during the period of 1982 through 1996. Discovery is now underway in the case and facts are being developed. We are contesting the plaintiffs’ claims vigorously, but are unable to predict the outcome of the case or any potential liability. We are seeking indemnification for defense costs and any liability for damages under the business contracts at issue in the litigation.

Item 6. Exhibits
The following exhibits are furnished or filed as part of this Report on Form 10-Q:

31.1	Certification by John G. Lettko, Chief Executive Office, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Douglas J. O’Dowd, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by John G. Lettko, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Douglas J. O’Dowd, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PROXYMED, INC.

Date:	November 9, 2005	By:	/s/ John G. Lettko

John G. Lettko

Chief Executive Officer
Date:	November 9, 2005	By:	/s/ Douglas J. O’Dowd

Douglas J. O’Dowd
Chief Financial Officer