Form 10-K
period 2005-12-31
PROXYMED INC /FT LAUDERDALE/
filed 2006-03-15
CIK 906337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-22052

PROXYMED, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0202059
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1854 Shackleford Court, Suite 200, Norcross, Georgia (Address of principal executive offices)	30093 (Zip Code)

Registrant’s telephone number, including area code:
(770)-806-9918

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed using $7.84 per share, the closing price of the registrant’s common stock on the Nasdaq National Market as of the last business day of the registrant’s most recently completed second fiscal quarter was $99,597,024.

As of March 14, 2006, 13,203,702 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on or about June 1, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.  BUSINESS

MedAvant Healthcare Solutions was incorporated in 1989 in Florida as a pharmaceutical services company, under the name ProxyMed, Inc. In December 2005, we announced that we would begin doing business under our new operating name, MedAvant Healthcare Solutions. Our newly launched corporate identity unites all business units and employees under one brand identity (“MedAvant”) and is one of several outcomes resulting from a strategic analysis we completed in the third quarter of 2005 following the acquisition of seven companies between 1997 and 2004.

Today, MedAvant is focused on delivering secure, web technology-based solutions that remove paper from the exchange of healthcare transactions, both clinical and financial, to healthcare providers, payers, pharmacies, medical laboratories, and other healthcare suppliers. To facilitate these solutions, we operate Phoenixsm, a highly scalable and secure processing platform, which supports direct connectivity and transaction processing in real-time between all of our customers. Our success lies in the combination of our real-time technology and our expansive connectivity. We are the nation’s second largest provider-based healthcare technology company with connections to more than 450,000 providers, 30,000 pharmacies, 500 laboratories, and over 1,500 payer organizations. In fact, we are the only healthcare technology company that offers both a nationwide claims clearinghouse and a nationwide Preferred Provider Organization (PPO) network.

We are uniquely positioned in our marketplace to make a contribution that our competitors do not. Our differentiators include our proprietary real-time technology, Phoenixsm, and our ability to offer both a nationwide claims clearinghouse and a nationwide PPO network. In addition, we maintain an open, neutral position with vendors, which enables us to attract partners who prefer a non-competitive environment. This allows us to offer more flexible options for our customers. Another differentiator is our deep footprint in the clinical arena. With the nation’s largest clinical laboratories as long-time customers, we have worked in partnership with them to develop customized lab communication tools and services such as Pilottm. Also, our prescription business operates one of the nation’s largest and longest-established electronic and fax gateway infrastructure with extensive connectivity to all major pharmacies in the nation.

We operate two reportable segments that are separately managed: Transaction Services and Laboratory Communication Solutions. Transaction Services includes transaction, cost containment, business process outsourcing and other value-added services principally between physicians and insurance companies, and physicians and pharmacies. Laboratory Communication Solutions includes the sale, lease and service of communication devices principally to laboratories.

A more complete description of the products and services of each of our segments begins on page 3. For information regarding the results of operations of each of our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 23.

Our electronic transaction processing services support a broad range of financial, clinical, and administrative transactions. To facilitate these services, we are converting our non-clinical electronic healthcare transaction clients to Phoenix our secure, real-time proprietary national electronic information network, which provides physicians and other healthcare providers with direct connectivity to one of the industry’s largest lists of payers.

Our cost containment and business process outsourcing solutions, included in the Transaction Services segment, are directed toward the medical insurance and managed care industries. Specifically, we provide integrated national PPO network access, electronic claims repricing, and network and data management to healthcare payers, including self insured employers, medical insurance carriers, PPOs and Third Party Administrators.

Our corporate headquarters is located in Norcross, Georgia, and our products and services are provided from various operational facilities located throughout the United States. We also operate our clinical computer network and portions of our financial and real-time production computer networks from a secure, third-party co-location site located in Atlanta, Georgia.

Our Changing Market

The healthcare industry is undergoing a number of significant changes that are increasingly supportive of MedAvant’s business strategy to automate healthcare transactions and reduce the costs of healthcare for all. As payers progress toward non-par status in the transaction processing space, clearinghouses and healthcare technology companies like MedAvant must adjust their business models and solutions to address the declining revenue from payers. In addition, consolidation of the PPO networks in the cost containment space presents MedAvant with a huge opportunity to leverage its strengths and bring greater value to NPPNtm.

With the advent of Electronic Medical/Health Records (EMRs and EHRs), the Medicare Modernization Act of 2003, and support from our legislators for secure, electronic solutions in healthcare, MedAvant is well-positioned to leverage its considerable clinical presence, proprietary real-time processing technology and connections to hundreds of thousands of providers and payers to play a larger role in the exchange of healthcare transactions and information.

Our provider solutions are focused on self-service tools and improved service levels that encourage providers to submit healthcare transactions electronically, ultimately lowering the costs of processing for all. We have invested millions of dollars in our processing platform called Phoenixsm which supports real-time processing at high volume between healthcare clients. Our suite of web-based tools provides revenue management and claims tracking. These new tools allow providers to access details of individual claims to confirm receipt by the payer and better understand error information for rejected claims.

Over the course of 2005, we made substantial progress on the integration of all products and services into one suite of services residing on the Phoenix platform. MedAvant’s initiative to convert all customers to Phoenix allows us to improve the quality and speed of claims processing, reducing errors and rework and ensuring better tracking and faster turnaround times for clients. Phoenix also accepts claims in almost any format and converts every healthcare transaction to the HIPAA-approved ANSI format. As the industry’s only scalable real-time processing platform of its kind, Phoenix primes all customers for real-time claims and healthcare transaction processing — a basic necessity for EMRs and EHRs at scale. In addition to the benefits for our clients, this integration enhances our ability to support multiple technologies and reduces our costs of processing. This suite of products covers platforms as old as DOS but also includes solutions for those with the latest platforms and technologies.

Industry Growth

According to the Centers for Medicare and Medicaid Services, referred to as CMS, the U.S. spent $1.9 trillion on health care goods and services in 2004. That was a 7.9% increase from the previous year, but slower growth than the 8.2 percent growth in 2003 and 9.1 percent growth in 2002. CMS projects that national health expenditures will reach $3.6 trillion by 2014.

•	Per capita, health spending increased in 2004 by $610 to $6,280.

•	Health spending accounted for 16% of GDP in 2004

•	Health expenditures are projected to grow at an average annual rate of 7.1 percent through the year 2014.

According to Modern Healthcare’s “By the Numbers” (December 20, 2004), 22% of the nation’s healthcare dollars went to physician and clinical services, with 7% going to administrative costs. As one of the most transaction-oriented industries in the country, healthcare generates over 35 billion financial and clinical transactions each year, including new prescription orders, refill authorizations, laboratory orders and results, medical insurance claims, insurance eligibility inquiries, encounter notifications, and referral requests and authorizations. Current healthcare information technology spending has been projected at $41.6 billion for 2004, and is predicted to continue growing steadily at 7% annually through 2006. Even with healthcare information technology spending at these levels, we believe that the healthcare industry’s use of technology lags behind many other transaction-intensive industries, with the vast majority of these healthcare transactions being performed manually and on paper.

For physician offices, payers, laboratories and pharmacies to meet the financial, clinical and administrative demands of an evolving managed care system, they will need to process many of these types of transactions electronically. The Health Insurance Portability and Accountability Act of 1996, referred to as HIPAA (see

Healthcare and Privacy Related Legislation and regulation below) establishes electronic standards for eight major transaction types, including claims, eligibility inquiries and claims status inquiries. Our secure, proprietary systems provide an electronic link between healthcare payers and healthcare providers such as laboratories, hospitals, and physician office practices for these transactions.

Key Competitive Strengths

We have competitive advantages in four critical areas:

(1) Our solutions allow us to reach out to providers AND payers with combined solutions that reduce their costs.  We are the only healthcare technology company that offers both a nationwide claims clearinghouse and a nationwide PPO network. This allows us to offer discounts to both providers and payers, lowering the cost of healthcare for both.

(2) Our technology is superior.  Phoenixsm our transaction processing platform, is a highly scalable secure national information platform, which supports real-time and batch transaction processing between our healthcare clients.

Built internally three years ago from the ground-up, Phoenix’s robust throughput and scalability make it unique, but the value lies in the time and cost it saves our clients. Phoenix is HIPAA-compliant and supports a broad range of financial and clinical transactions. In addition, we offer Pilotsm, a “smart routing” delivery device that was built internally last year on a Linux operating system. Pilot is a physical device that allows our lab clients to send lab reports to providers in virtually any format, from PDF to PCL, TIFF, JPG, and Zip, opening the door to product differentiating factors such as graphical and color reporting.

(3) Our connectivity is extensive.   Our broad existing connectivity to payers and providers positions us as the second largest independent medical claims clearinghouse in the industry. We have almost 150,000 providers using our claims processing solutions, and an additional 450,000 contracted directly and indirectly for our PPO Network, NPPN. To reach these direct and partnered providers, we have licensing and connectivity agreements with many national and regional companies, such as practice management system vendors, billing services, and electronic healthcare companies, and with physician offices directly. These relationships offer us an opportunity to cross-sell our products and services to our existing provider customer base. Our electronic healthcare transaction services support a broad range of financial transactions (such as claims, patient statements, claims status reports, eligibility verification, explanations of benefits and electronic remittance advices); clinical transactions (such as laboratory results, new prescription orders and prescription refills); and administrative transactions (such as referrals and pre-certifications). These connections allow information to reliably move back and forth from the provider office to the appropriate healthcare institution (payer, laboratory and pharmacy) facilitating diagnosis, treatment and payment. We are also the largest provider of intelligent laboratory results reporting devices and the nation’s largest provider of retail pharmacy clinical connectivity.

(4) Our PPO network is national in scope but also has a strong rural presence.   Our PPO network, which is comprised of both directly contracted providers and those accessed through our regional network partners, is the second largest in the nation in terms of number of providers (physicians, hospitals and ancillary providers) contracted. In terms of managed care lives accessing our network, we are currently ranked sixth in the nation.

Barriers to Entry

We have expended considerable time, effort and expense developing the infrastructure, relationships, and interoperability of our back-end connectivity for both financial and clinical transactions. The cost and time demands of development and maintenance of the connections from both a technical and relationship perspective represent a barrier to entry for would-be competitors.

Current Products and Services

In our Transaction Services segment, we offer products and services for payers (both government and commercial insurance companies), providers (physicians and hospitals) and clinical institutions (pharmacies, clinical laboratories, others). We also provide medical cost containment and business process outsourcing solutions for the medical insurance and managed care industries. These new products are the foundation for our suite of solutions to our payer customers. These customers include healthcare payers such as self-insured employers, medical insurance carriers, third party administrators, Health Maintenance Organizations, referred to as HMOs, and other entities that pay claims on behalf of health plans. Our payer-focused solutions also include network and data management business process outsourcing services for providers, including individual providers, PPOs, and other provider groups.

Our provider-focused suite of solutions include electronic healthcare transaction services designed to interconnect with diverse technologies and connection capabilities. Our solutions are available through our suite of Windows-based products1, through our Internet portal and through various direct network connection programs. Each of these entry points connects providers to our network and then routes transactions to their contracted payer, laboratory and pharmacy partners.

Our provider solutions include claims submission and reporting, insurance eligibility verification, claims status inquiries, referral management, laboratory test results reporting and prescription refills, all available today through medavanthealth.com. We continue to expand our offerings through our portal to include new financial and clinical transactions such as claims response management, electronic remittance advices, encounters and new prescriptions. All of our existing Web-based applications can be private-labeled and are being marketed through our channel partners to increase distribution opportunities.

Transaction Services

Payer Services — We provide medical cost containment and business process outsourcing solutions for the medical insurance and managed care industries. These products are part of the foundation for our suite of solutions to our payer customers. These customers include healthcare payers such as self-insured employers, medical insurance carriers, third party administrators, HMOs, and other entities that pay claims on behalf of health plans. We also provide network and data management business process outsourcing services for healthcare providers, including individual providers, PPOs, and other provider groups.

ClaimPassXL® is our Internet claims repricing system and allows us to shift claims repricing submissions from paper or fax to the Internet, which reduces claims processing costs significantly. Faster turnaround of claims repricing will become more important to payers as state insurance regulators increase their scrutiny of claims payment turnaround times.

National Preferred Provider Networktm — The National Preferred Provider Network, referred to as NPPNtm, is a nationwide physician network comprised of PPOs, independent physician associations, and individually contracted providers that agree to offer discounts on medical services. These providers and provider groups participate in NPPN to increase patient flow and benefit from NPPN’s prompt, efficient claims repricing services. Healthcare payers access NPPN to benefit from the discounts offered by participating providers. The size of NPPN and the level of NPPN discounts provide our payer customers with significant reductions in medical claims costs.

NPPN access agreements generally require our customers to pay us a percentage of the cost savings generated by NPPN discounts. In the medical cost containment industry, this payment arrangement is called a “percentage of savings” revenue model. A typical percentage of savings customer maintains arrangements with more than one PPO network. Most of these payer customers utilize NPPN as an additional network to contain costs when a covered person obtains medical services from a provider outside of the payer’s primary PPO network. When we receive a provider bill for medical services that are covered by NPPN discount arrangements, we electronically reprice it to conform to the negotiated discounted rate, which is typically lower than the invoiced amount. We derive the balance of our NPPN operating revenue from payer customers that pay a flat fee per month based on the number of enrolled members. These customers generally access NPPN as their primary PPO network. More than 80% of our participating providers have been part of NPPN for more than three years, with some relationships spanning more than twelve years since NPPN’s inception in 1994.

1 Windows is a registered trademark of Microsoft Corporation.

Electronic Claims Repricing — In connection with our NPPN access business, we provide electronic claims repricing services that benefit both our payer clients and our participating providers. A participating provider submits a claim at the full, undiscounted provider rate. The provider sends the claim directly to us or to the payer which then forwards the bill to us. Because there is a wide variety of provider systems for submitting claims, we accept claims by traditional methods such as mail and fax, as well as through the Internet and by our electronic transaction services. We convert paper and faxed claims to an electronic format, and then electronically reprice the claims by calculating the reduced price based on our NPPN’s negotiated discount. We return the repriced claims file to the payer electronically, in most cases within three business days.

Network and Data Management — We use our information system capabilities to provide network and data management services for the payers that access NPPN. For some network access payers, we act as the payer’s mailroom for receipt of all provider claims, converting paper and fax claims to an electronic format, identifying the correct network fee schedule applicable to each claim, and electronically repricing the claim accordingly. We prepare detailed reports regarding repricing turnaround times and the savings that each payer realizes, itemized by the total number of claims incurred, number of claims discounted, and the average discount. Payers can use this information to help design health plans that effectively control costs, enhance member benefits, and yield a more favorable loss ratio (ratio of paid medical claims compared to collected premiums). We integrate several components of certain licensed reporting software to provide both payer clients and participating PPOs with quick access to claims data, allowing them to produce a variety of analytical reports. We generally do not charge our NPPN access customers any additional fee for our standard network and data management services.

Bill Review and Negotiation — We offer optional medical bill review and negotiation services to our payer clients. Many of our percentage of savings clients send us all claims that fall outside their primary PPO network arrangements. We offer payer customers the opportunity to realize cost savings on these out-of-network claims through our affiliations with bill review and negotiation companies. We can electronically transmit non-NPPN claims to experienced professionals at the contracted bill review and negotiation companies. These professionals use proprietary medical software to analyze each claim to detect any incorrect charges or billing irregularities. Once that phase of the analysis is completed, the detailed charges are compared to a proprietary database to determine the competitiveness of the charges in the provider’s geographic area. The bill negotiator then contacts the provider to discuss the findings, and in many cases is able to reduce the claim amount. The reviewer obtains signed agreements from each provider to prevent the provider from later contesting the reduction or billing the patient for the balance. The bill review and negotiation vendor then returns the electronic file to us, and we forward it to the payer along with the payer’s other repriced claims. Payers pay us a percentage of the savings that are generated by the bill review and negotiation service.

Business Process Outsourcing — We traditionally provided claims repricing and network management services only with respect to claims that NPPN participating providers submitted to one of our network access payer customers. Through our network and data management outsourcing business, we have expanded our scope to offer payers and providers services that are independent of our network access business.

Desktop — We offer several Windows and Unix based desktop products, including claims submission and tracking. Unix is a registered trademark of The Open Group.

Online — For providers who prefer to use Internet based services, we developed and have been operating our provider transaction services Web portal, www.medavanthealth.com, for over five years. The portal’s available Web-based financial and administrative transactions now include:

•	claims submission and reporting;

•	eligibility verification;

•	claims status inquiries;

•	ERA;

•	referral management; and

•	pre-certifications.

Real-Time — Our real-time suite of solutions provides a quick and easy way to streamline the patient registration process, insuring more accurate payment information through pre-certification, and to check the status of claims. Our real-time suite includes:

•	eligibility verification and benefits inquiry;

•	referral authorization and pre-certifications;

•	claim status inquiry.

B2B — In addition to working directly with providers, we offer software developers, large customers and partners an Application Programming Interface (“API”) to connect to our real-time transaction platform and directly submit XML or X12 based transactions. This service is sold as our business-to-business (“B2B”) offering. The platform which supports the B2B offering is based on a proprietary XML transaction format and is HIPAA compliant.

Prescription Services

We offer both new prescription ordering and refill management through our PreScribe® family of products. There are currently over 4,000 physician clients using PreScribe. PreScribe and Phoenixsm support the largest and oldest electronic and fax gateway infrastructure with connectivity to over 37,000 pharmacies nationwide. We also offer a private-label version of our Web-based refill prescription application.

Laboratory Communication Solutions

Our Laboratory Communication Solutions segment is an integral part of our connectivity to the healthcare industry. We engineer and provide communication devices for clinical laboratories throughout the United States. We have over 100,000 devices in use in provider offices nationwide, providing unmatched service and reliability in the way they deliver patient lab reports. This direct connectivity into the physician office provides a critical link in the patient diagnosis and treatment cycle.

Product and Services Development

Our goal is to drive all of our customers to our online portal where they can access our products and services. For both Transaction Services and Laboratory Communication Solutions, we are currently augmenting medavanthealth.com, our new online portal. These additions include customer-based products and services, along with multi-functional self-service tools.

We are uniquely positioned in the clinical laboratory industry with the onset of our new Pilotsm and Navigatortm solutions. Pilot was released in the first quarter of 2005 and provides enhanced reporting processes for results delivery to clinical laboratories. This product allows labs to customize report delivery, and to export results to their Electronic Medical Record and Practice Office Management Information System. They can review their results via Internet or dial-up. We have deployed over 6,000 of these devices since Pilot’s release. Pilot’s companion product, Navigator, provides the supportability function of fleet monitoring, usability data, and uptime management for remote printer devices. Navigator was released in the second quarter of 2005.

The total amount capitalized for purchased technology, capitalized software and other intangible assets as of December 31, 2005 and 2004, was approximately $17.9 million and $52.3 million, respectively, net of amortization.

Marketing

We have a direct sales force and customer support staff who serve payers, providers, clinical laboratories and pharmacies. In addition, since we do not compete for the physician desktop and allow for private branding of our value-added products and services, we are able to leverage the marketing and sales efforts of our partners. Through the white labeling services we offer, we give our partners greater value and drive our revenues and transactions.

We utilize the following distribution channels for our products and services to maximize connectivity between physician offices, payers, laboratories, pharmacies and other healthcare providers:

Channel Focus

Direct	We have a direct sales force of account executives, inside telemarketers, account managers and customer care representatives who serve our providers, payers, laboratories and pharmacies. We license access to our proprietary network, Phoenixsm and provide intelligent laboratory results reporting devices for communications between providers and clinical laboratories.
Partners	We work with the vendors of POMIS and pharmacy office management systems to enable their existing applications to process transactions through us between providers and payers, laboratories and pharmacies. We also license these customers to offer our products and services under their own private label. In addition, we connect with other electronic transaction processing networks so that the participants on both networks can communicate with each other in National Council of Pharmacy Drug Program standard, HIPAA approved formats, and the HL-7 standard format for laboratories.
Internet	We provide comprehensive suites of products for financial, clinical, and administrative transaction processing services through our portal, www.medavanthealth.com which may be easily accessed by any payer, provider or business partner with an Internet connection. We are currently in development to customize those products by customer, so that every solution a payer will want to use will be available on one easy-to-use site. There will also be a customized portal for providers and partners.

Competition

Transaction Services — We face competition from many healthcare information systems companies and other technology companies. Many of our competitors are significantly larger and have greater financial resources than we do and have established reputations for success in implementing healthcare electronic transaction processing systems. Other companies, including EMDEON, NDCHealth Corporation, Per-Se Technologies, and other healthcare related entities have targeted this industry for growth, including the development of new technologies utilizing Internet-based systems. While our ability to compete has been enhanced by our unique national offerings and proprietary offerings, we cannot assure that we will be able to compete successfully with these companies or that these or other competitors will not commercialize products, services or technologies that render our products, services or technologies obsolete or less marketable.

Preferred Provider Network — The PPO industry is highly fragmented. According to the American Association of Preferred Provider Organizations, the United States had 1,261 PPOs in 2004. A few companies, such as First Health Group Corporation, Preferred Medical Claims/eHealth Solutions, Concentra, Inc., Coalition America, Inc., and Multiplan, Inc., offer provider networks and claim volumes of meaningful size. The remainder of the competitive landscape is diverse, with major insurance companies and managed care organizations such as Blue Cross and Blue Shield plans, Aetna, WellPoint Health Networks, Inc., UnitedHealth Group, Humana Health Care Plans, private healthcare systems, and CIGNA Healthcare also offering proprietary preferred provider networks and services. In addition, the number of independent PPOs has decreased as managed care organizations and large hospital chains have acquired PPOs to administer their managed care business and increase enrollment. We expect consolidation to continue as the participants in the industry seek to acquire additional volume and access to PPO contracts in key geographic markets. This consolidation may give customers greater bargaining power and lead to more intense price competition.

Electronic Claims Repricing — The claims repricing service market is also fragmented. Our repricing competitors provide some or all of the services that we currently provide. Our competitors can be categorized as follows:

•	large managed care organizations and third party administrators with in-house claims processing and repricing systems, such as Blue Cross and Blue Shield plans, UnitedHealth Group, and Wellpoint Health Networks; and

•	healthcare information technology companies providing enterprise-wide systems to the payer market, such as MultiPlan, McKesson Corporation and Perot Systems Corporation.

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

HIPAA

HIPAA’s Privacy Rule imposes extensive requirements on healthcare providers, healthcare clearinghouses, and health plans. These “Covered Entities” must implement standards to protect and guard against the misuse of individually identifiable health information. Certain functions of the Company have been or may be deemed to constitute a clearinghouse as defined by the Privacy Rule. However, in many instances, the Company also functions as a “Business Associate” of its health plan and provider customers. Among other things, the Privacy Rule requires us to adopt written privacy procedures, adopt sufficient and reasonable safeguards, and provide employee training with respect to compliance. Although we have undertaken several measures to ensure compliance with the privacy regulation and believe that we are in compliance, the privacy regulations are broad in scope, and will require constant vigilance for ongoing compliance.

We also may be subject to state privacy laws, which may be more stringent than HIPAA in some cases.

Transaction and Code Sets Compliance

HIPAA also mandates the use of standard transactions for electronic claims and certain other healthcare transactions. The U.S. Department of Health and Human Services published regulations to govern eight of the most common electronic transactions involving health information. As a clearinghouse, we must comply with these regulations. However, covered entities, including us and our physician and payer customers, are permitted to continue to process non-compliant transactions after October 16, 2003 so long as that covered entity is compliant with the “contingency planning” guidelines provided by the CMS.

Security Compliance

HIPAA’s Security Rule imposes standards for the security of electronic protected health information. The effective date for the Security Rule was April 20, 2005. We have implemented physical, technical and administrative safeguards for the protection of electronic protected health information. The Security Rule also introduced the concept of an addressable implementation standard, which requires ongoing vigilance to ensure that employed safeguards are sufficient given current technology capabilities and threats and reasonable industry expectations. Current internal and external security auditing procedures have addressed both the required and the addressable implementation specifications by conducting risk assessments and implementing appropriate safeguards to mitigate any apparent gaps.

Identifiers

On January 24, 2004 rules on implementation of a national provider identification number were published. This rule mandates the use of a single identifier for all healthcare providers throughout the United States by 2007. Because our customers use a variety of identification numbers today, we anticipate some modification to our transaction handling formats and processes to handle a new single identifier. Alterations to our systems will require some development cost, and we could lose customers if we are not ready on time to handle the national provider identifier.

Gramm-Leach-Bliley

Some of our customers may also be subject to the federal Gramm-Leach-Bliley Act, relating to certain disclosures of nonpublic personal health information and nonpublic personal financial information by insurers and health plans.

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

Licensing Regulation

We are subject to certain state licensing requirements for the services we provide through NPPN. Some states require our PPO business to formally register and file an annual or one-time accounting of networks and providers with which we contract. Given the rapid evolution of healthcare regulation, it is possible that we will be subject to future licensing requirements in any of the states where we currently perform services, or that one or more states may deem our activities to be analogous to those engaged in by other participants in the healthcare industry that are now subject to licensing and other requirements, such as third party administrator or insurance regulations. Moreover, laws governing participants in the healthcare industry are not uniform among states. As a result, we may have to undertake the expense and difficulty of obtaining any required licenses, and there is a risk that we would not be able to meet the licensing requirements imposed by a particular state. It also means that we may have to tailor our products on a state-by-state basis in order for our customers to be in compliance with applicable state and local laws and regulations.

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

Additional current HIPAA and privacy compliance information can be found on our website at www.medavanthealth.com.

Intellectual Property and Technology

In large part, our success is dependent on our proprietary information and technology. We rely on a combination of contracts, copyright, trademark and trade secret laws and other measures to protect our proprietary information and technology. We have rights under a number of patent applications filed by us or our acquired entities, in addition to rights under various trademarks and trademark applications. We acquired a number of copyright registrations covering our various software and proprietary products. As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, distributors and customers, and limit access to and distribution of our software, databases, documentation and other proprietary information. We cannot assure that the steps taken by us will be adequate to deter misappropriation of our proprietary rights or that third parties will not independently develop substantially similar products, services and technology. Although we believe our products, services and technology do not infringe on any proprietary rights of others, as the number of software products available in the market increases and the functions of those products further overlap, we and other software and Internet developers may become increasingly subject to infringement claims. These claims, with or without merit, could result in costly litigation or might require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us.

Employees

As of December 31, 2005 we employed 388 employees. We are not and never have been a party to a collective bargaining agreement. We consider our relationship with our employees to be good.

Available Information

Our Internet address is www.medavanthealth.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 1A.  RISK FACTORS

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS
FINANCIAL CONDITION OR BUSINESS

As discussed under the caption, “Cautionary Statements Pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” in Item 7, certain statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report that are not related to historical results are forward looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. Actual results may differ materially from those projected or implied in the forward-looking statements. Subsequent written and oral forward looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this report and in other reports filed by us with the Securities and Exchange Commission. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

Risks Related to Acquisitions

Our business will suffer if we fail to successfully integrate into our business the customers, products, and technology of the companies we acquire.

We have undertaken several acquisitions in the past few years as part of a strategy to expand our business, and we may continue in the future to acquire businesses, assets, services, products, and technologies from other persons or entities. The anticipated efficiencies and other benefits to be derived from these acquisitions and future acquisitions may not be realized if we are unable to successfully integrate the acquired businesses into our operations, including customers, personnel, product lines, and technology. We are in the process of integrating into our operations, the customers, products, personnel and technology of our prior acquisitions, including MedUnite, Inc. (“MedUnite”) and PlanVista Corporation (“PlanVista”). We may not be able to successfully integrate our past acquisitions, including MedUnite and PlanVista, or any future acquired businesses into our operations. Integration of acquired businesses can be expensive, time consuming, and may strain our resources. Integration may divert management’s focus and attention from other business concerns and expose us to unforeseen liabilities and risks. We may also lose key employees, strategic partners, and customers as a result of our inability to successfully integrate in a timely manner or as a result of relationships the acquired businesses may have with our competitors or the competitors of our customers and strategic partners. Some challenges we face in successfully integrating past and future acquired businesses into our operations include:

•	conflicts or potential conflicts with customers, suppliers, and strategic partners;

•	integration of platforms, product lines, networks, and other technology;

•	migration of new customers and products to our existing network;

•	ability to cross-sell products and services to our new and existing customer base;

•	retention of key personnel;

•	consolidation of accounting and administrative systems and functions;

•	coordinating new product and process development;

•	increasing the scope, geographic diversity and complexity of operations;

•	difficulties in consolidating facilities and transferring processes and know-how; and

•	other difficulties in the assimilation of acquired operations, technologies or products.

Businesses we acquire may have undisclosed liabilities or contingent liabilities that are indeterminable and which may have a negative impact on our results of operations and require unanticipated expense.

In pursuing our acquisition strategy, our investigations of the acquisition candidates may fail to discover certain undisclosed liabilities of the acquisition candidates, or may determine that certain contingent liabilities are indeterminable. If we acquire a company having undisclosed liabilities, as a successor owner we may be responsible for such undisclosed liabilities. If we acquire a company with liabilities that are indeterminable at the time of the acquisition, we may be required to make subsequent payments that could have a material adverse effect on our business. PlanVista did not indemnify us in connection with the merger between the Company and PlanVista in March 2004. In connection with the MedUnite acquisition, we have only limited indemnification rights that may not be sufficient in amount or scope to offset losses resulting from unknown and undisclosed liabilities. Furthermore, the introduction of new products and services from acquired companies may have a greater risk of undetected or unknown errors, “bugs,” or liabilities than our historic products.

We may lose customers as a result of acquisitions which may have an adverse impact on our business or operations.

Acquisitions may cause disruptions in our business or the business of the acquired company, which could have material adverse effects on our business and operations.

In addition, our customers, licensors and other business partners, in response to an acquisition or merger, may adversely change or terminate their relationships with us, which could have a material adverse effect on us. Certain of our current or potential customers may cancel or defer requests for our services. In addition, our customers may expect preferential pricing as a result of an acquisition or merger. An acquisition or merger may also adversely affect our ability to attract new customers which may have an adverse impact on our business or operations.

Risks Related to Our Industry

Government regulation and new legislation may have a negative impact on our business and results of operations.

The healthcare industry is highly regulated and is subject to extensive and frequently changing federal and state healthcare laws. Several state and federal laws, including without limitation, the Health Insurance Portability and Accountability Act of 1996, commonly referred to as HIPAA, govern the collection, dissemination, use and confidentiality of patient healthcare information. The privacy regulations in particular are broad in scope, and will require constant vigilance for ongoing compliance. We cannot guarantee that we will be in compliance in the future.

HIPAA also mandates the use of standard transactions, standard provider identifiers, security requirements and other provisions for electronic healthcare claims transactions. However, the Centers for Medicare and Medicaid Services, commonly referred to as CMS, announced that it would not take enforcement action against covered entities, such as us and our physician and payer customers, that continue to process non-compliant transactions after October 16, 2003 so long as we are making good faith efforts to become compliant and are operating under the “contingency planning” guidelines provided by CMS. Approximately 98% of our outbound transactions sent to payers are in a HIPAA-compliant format. However, in contrast, approximately 85% of our inbound transactions from our provider customers are being received in a legacy format, and are being translated by us on behalf of these customers.

Our contracts with our customers, strategic partners, providers, payers and other healthcare entities mandate or will mandate that our products and services be HIPAA compliant. If our products and services are not in compliance with HIPAA or any other alternative guidelines issued by the CMS on an ongoing basis, our customers, strategic partners, and other healthcare providers with whom we contract may terminate their contracts with us or sue us for breach of contract. Additionally, our revenues may be reduced as some of our non-compliant payer partners may be forced to accept paper-based transactions for which we may not be the recipient for processing. We may be subject to penalties for non-compliance by federal and state governments, and patients who believe that their confidential health information has been misused or improperly disclosed may have certain causes of actions under applicable state privacy or HIPAA-like laws against us, our partners or customers.

We may not be able to maintain compliance with HIPAA standards for transaction formats, provider identifiers and security. Any failure to be in compliance could result in regulatory penalties being assessed against us, and weaken demand for our affected services.

There are a significant number of state initiatives regarding healthcare services. If we are unable to comply with the standards set by the states in which we operate, we or our operations could be harmed.

In our Transaction Services segment, we contract with multiple Preferred Provider Organization networks, referred to as PPO’s. These PPO networks are typically governed by the laws and regulations of the states in which they operate, in addition to federal Employee Retirement Income Security Act legislation, referred to as ERISA. Over the last few years, a number of states have been actively changing their laws and regulations governing PPOs, and this trend may continue. It is difficult to determine when ERISA preemption of state PPO law applies. Our failure to comply with existing state laws or any new laws in the future could jeopardize our ability to continue business in the affected states, which would reduce our revenues. In addition, compliance with additional regulation could be expensive and reduce our income.

We are dependent on the growth of the Internet and electronic healthcare information markets.

Many of our products and services are geared toward the Internet and electronic healthcare information markets. The perceived difficulty of securely transmitting confidential information over the Internet has been a significant barrier to conducting e-commerce and engaging in sensitive communications over the Internet. Our strategy relies in part on the use of the Internet to transmit confidential information. Any well-publicized compromise of Internet security may deter people from using the Internet to conduct transactions that involve transmitting confidential healthcare information and this may result in significantly lower revenues and operating income.

Risks Related to Our Business

General:

Recent management changes may disrupt our operations, and we may not be able to retain key personnel or replace them when they leave.

Since May 2005, we have experienced a number of changes in our senior management, including changes in our Chief Executive Officer, Chief Financial Officer, and President and Chief Operating Officer. John G. Lettko assumed the position of Chief Executive Officer effective May 10, 2005. Douglas O’Dowd became our interim

Chief Financial Officer effective August 16, 2005, and was subsequently appointed as Chief Financial Officer in October 2005. Mr. Lettko has also been appointed President, and Mr. O’Dowd was appointed Treasurer, each as of October 27, 2005. On June 9, 2005, we announced the resignation of Nancy J. Ham as President and Chief Operating Officer. Ms. Ham has not been replaced. On January 7, 2006, we entered into an agreement with David Oles pursuant to which Mr. Oles would resign as our General Counsel effective January 31, 2006, and terminate his employment agreement. These senior management changes could disrupt our ability to manage our business as we transition to and integrate a new management team, and any such disruption could adversely affect our operations, growth, financial condition and results of operations.

Additionally, although we have entered into employment agreements with many of our senior executives, the loss of any of their services could cause our business to suffer. Our success is also dependent upon our ability to hire and retain qualified operations, development and other personnel. Competition for qualified personnel in the healthcare information services industry is intense, and we cannot assure that we will be able to hire or retain the personnel necessary for our planned operations.

We may not prevail in ongoing litigation and may be required to pay substantial damages.

Our business entities are party to various legal actions as either plaintiff or defendant in the ordinary course of business. The ultimate outcome of these actions is uncertain. If we are not successful in these actions, we could be subject to monetary damages that could reduce our cash flows and results of operations. In addition, we will continue to incur additional legal costs in connection with pursuing and defending such actions. See footnote 17 of our consolidated financial statements concerning ongoing litigation matters.

We have senior and subordinated debt that matures in December 2008 and 2010.

We have senior and subordinated debt that matures in December 2008 and 2010. We currently do not have the resources to repay this debt in full. If we are unable to obtain additional funding to repay or refinance our senior and subordinated debt prior to maturity, the lenders could foreclose and take certain other action against us, the effect on our operations and stock price could be significantly negative and we may be unable to continue as a going concern.

Transaction Services Segment:

Changes that reduce payer compensation for electronic claims may reduce our revenue and margins.

Several payers recently terminated existing arrangements under which they paid us for electronic claims we submitted to them on behalf of our submitter customers. If we are unable to shift the cost of these claims to the submitting providers and vendors, or to enter into new payment arrangements with the payers for the affected claim volume, then our revenue will be reduced.

As electronic transaction processing penetrates the healthcare industry more extensively, we will face increasing pressure to reduce our prices which may cause us to no longer be competitive.

As electronic transaction processing extensively penetrates the healthcare market or becomes highly standardized, competition among electronic transaction processors will focus increasingly on pricing. This competition is putting intense pressure on us to reduce our pricing in order to retain market share. If we are unable to reduce our costs sufficiently to offset declines in our prices, or if we are unable to introduce new, innovative service offerings with higher margins, our results of operations could decline.

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

Our business will suffer if we are unable to successfully integrate acquired IT platforms or if our existing Phoenixsm platform is unstable or unable to accommodate our clients’ needs.

Our business is dependent on the successful integration of operating platforms we have designed and acquired to provide a high quality service at a competitive cost to our customers. To the extent that we are unable to consolidate those acquired platforms without significant disruption to our customers, our business or our operations could be harmed. Additionally, if our Phoenixsm platform that is the backbone of our EDI business is unstable or does not provide satisfactory outcomes to a significant number of clients, our business and our operations will be harmed.

Our business and future success may depend on our ability to cross-sell our products and services.

Our ability to generate revenue and growth partly depends on our ability to cross-sell our products and services to our existing customers and new customers resulting from acquisitions. Our ability to successfully cross-sell our products and services is one of the most significant factors influencing our growth. We may not be successful in cross-selling our products and services, and our failure in this area would likely have an adverse effect on our business.

We depend on connections to insurance companies and other payers, and if we lose these connections, our service offerings would be limited and less desirable to healthcare providers.

Our business depends upon a substantial number of payers, such as insurance companies, Medicare and Medicaid agencies, to which we have electronic connections. These connections may either be made directly or through a clearinghouse. We may not be able to maintain our links with all these payers on terms satisfactory to us. In addition, we cannot assure that we will be able to develop new connections, either directly or through clearinghouses, on satisfactory terms. Lastly, some third-party payers provide systems directly to healthcare providers, bypassing us and other third-party processors. Our failure to maintain existing connections with payers and clearinghouses or to develop new connections as circumstances warrant, or an increase in the utilization of direct links between providers and payers, could cause our electronic transaction processing system to be less desirable to healthcare participants, which would slow down or reduce the number of transactions that we process and for which we are paid.

We have important business relationships with other companies to market and sell some of our clinical and financial products and services. If these companies terminate their relationships with us, or are less successful in the future, we will need to add this emphasis internally, which may divert our efforts and resources from other projects.

For the marketing and sale of some of our products and services, we entered into important business relationships with physician office management information system vendors, with electronic medical record vendors, and with other distribution partners. These business relationships, which have required and may continue to require significant commitments of effort and resources, are an important part of our distribution strategy and generate substantial recurring revenue. Most of these relationships are on a non-exclusive basis. We may not be able to continue our relationships with our electronic commerce partners and other strategic partners, most of whom have significantly greater financial and marketing resources than we do. Also, our arrangements with some of our partners involve negotiated payments to the partners based on percentages of revenues generated by the partners. If the payments prove to be too high, we may be unable to realize acceptable margins, but if the payments prove to be too low, the partners may not be motivated to produce a sufficient volume of revenues. The success of our important business relationships will depend in part upon our partners’ own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed and marketed by such partners. If any such partners are unsuccessful in marketing our products, we will need to place added emphasis on these aspects of our business internally, which may divert our planned efforts and resources from other projects.

A significant amount of our revenues in our Transaction Services segment is from one party. Loss of this relationship may adversely affect our profitability.

NDCHealth Corporation, referred to as NDCHealth, represents approximately 8.0%, 8.0% and 15.0% of our consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively and 10%, 10% and 10% of our Transaction Services revenues for the same periods. The relationship with NDCHealth is an important one and provides us with a base of physicians who utilize our services. Loss of this relationship without any ability to contact these physicians directly may significantly reduce our revenues and operating profits.

The adoption of electronic processing of clinical transactions in the healthcare industry is proceeding slowly; thus, the future of our business is uncertain which may have an adverse impact on our business or operations.

Our strategy anticipates that electronic processing of clinical healthcare transactions, including transactions involving prescriptions and laboratory results, will become more widespread and that providers and third-party institutions increasingly will use electronic transaction processing networks for the processing and transmission of data. The rate at which providers adopt the use of electronic transmission of clinical healthcare transactions (and, in particular, the use of the Internet to transmit them) continues to be slow, and the continued or accelerated conversion from paper-based transaction processing to electronic transaction processing in the healthcare industry, using proprietary healthcare management systems or the Internet, may not occur.

An error by us in the process of providing clinical connectivity or transmitting prescription and laboratory data could result in substantial injury to a patient, and our liability insurance may not be adequate in a catastrophic situation which may have an adverse impact on our business or operations.

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

Our insurance may be insufficient to cover potential claims arising out of our current or proposed operations, and sufficient coverage may not be available in the future at a reasonable cost. A partially or completely uninsured claim against us, if successful and of sufficient magnitude, would have significant adverse financial consequences. Our inability to obtain insurance of the type and in the amounts we require could generally impair our ability to market our products and services.

Our businesses have many competitors.

We face competition from many healthcare information systems companies and other technology companies. Many of our competitors are significantly larger and have greater financial resources than we do and have established reputations for success in implementing healthcare electronic transaction processing systems. Other companies have targeted this industry for growth, including the development of new technologies utilizing Internet-based systems. We may not be able to compete successfully with these companies, and these or other competitors may commercialize products, services or technologies that render our products, services or technologies obsolete or less marketable.

Our PPO and provider arrangements provide no guarantee of long-term relationships.

The majority of our contracts with PPOs and providers can be terminated without cause, generally on 90 days’ notice. For our Transaction Services business, the loss of any one provider may not be material, but if large numbers of providers chose to terminate their contracts, our revenues and net income could be materially adversely affected. The termination of any PPO contract would render us unable to provide our customers with network access to that PPO, and therefore would adversely affect our ability to reprice claims and derive revenues. Furthermore, we rely on our participating PPOs and provider groups to ensure participation by their providers. Our PPO contracts generally do not provide us with a direct recourse against a participating provider that chooses not to honor its obligation to provide a discount, or chooses to discontinue its participation in our National Preferred Provider Network, referred to as NPPN. Termination of provider contracts or other changes in the manner in which these parties conduct their business could negatively affect our ability to provide services to our customers.

Some providers have historically been reluctant to participate in secondary networks.

Our percentage of savings business model sometimes allows a payer to utilize our network discounts in circumstances where our NPPN is not the payer’s primary network. In these circumstances, NPPN participating providers are not traditionally given the same assurances of patient flow that they receive when they are part of a primary network. Historically, some providers have been reluctant to participate in network arrangements that do not provide a high degree of visibility to patients. Although the steerage provided by our payers as a whole and the speed and efficiency with which we provide claims repricing services makes NPPN affiliation an attractive option for providers, our business model could discourage providers from commencing or maintaining an affiliation with NPPN.

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

We currently have more than 50% of our sales to one customer. If this customer chooses to do business with a competitor or chooses to handle the business on its own, the loss of the associated revenue could substantially harm our business.

Risks Related to Our Technology

Evolving industry standards and rapid technological changes could result in our products becoming obsolete or no longer in demand.

Rapidly changing technology, evolving industry standards and the frequent introduction of new and enhanced Internet-based services characterize the market for our products and services. Our success will depend upon our ability to enhance our existing services, introduce new products and services on a timely and cost-effective basis to meet evolving customer requirements, achieve market acceptance for new products or services and respond to emerging industry standards and other technological changes. We may not be able to respond effectively to technological changes or new industry standards. Moreover, other companies may develop competitive products or services, or that any such competitive products or services will not cause our products and services to become obsolete or no longer in demand.

We depend on uninterrupted computer access for our customers; any prolonged interruptions in operations could cause customers to seek alternative providers of our services.

Our success is dependent on our ability to deliver high-quality, uninterrupted computer networking and hosting, requiring us to protect our computer equipment and the information stored in servers against damage by fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion and other catastrophic events.

While we still continue to operate production networks in our Norcross facility, any damage or failure resulting in prolonged interruptions in our operations could cause our customers to seek alternative providers of our services. In particular, a system failure, if prolonged, could result in reduced revenues, loss of customers and damage to our reputation, any of which could cause our business to materially suffer. While we carry property and business interruption insurance to cover operations, the coverage may not be adequate to compensate us for losses that may occur.

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

We rely largely on our own security systems and confidentiality procedures, and employee nondisclosure agreements for certain employees to maintain the confidentiality and security of our proprietary information, including our trade secrets and internally developed computer applications. If third parties gain unauthorized access to our information systems, or if anyone misappropriates our proprietary information, this may have a material adverse effect on our business and results of operations. We are in the process of acquiring patent protection for our Phoenixsm technology and other proprietary technology, however we have not traditionally sought patent protection for our technology. Trade secret laws offer limited protection against third party development of competitive products or services. Because we lack the protection of registered copyrights for our internally-developed software and software applications, we may be vulnerable to misappropriation of our proprietary technology by third parties or competitors. The failure to adequately protect our technology could adversely affect our business.

We may be subject to infringement claims.

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

We are currently involved in a trademark dispute with Metavante Corporation that may limit our ability to use our new name.

We have recently been sued by Metavante Corporation over our use of the tradename “MedAvant.” We are defending this case vigorously. If we are unsuccessful, we may incur damages or have to limit or curtail further use of the MedAvant mark. Loss of the mark would require us to incur the cost to develop and implement a new mark, and may reduce our ability to compete effectively in the marketplace, and reduce our revenue.

If our ability to expand our network infrastructure is constrained, we could lose customers, and that loss could adversely affect our operating results.

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

Risks Related to Our Stock

We incurred losses in 2003, 2004 and 2005. We may not be able to generate positive earnings in the future and this could have a detrimental effect on the market price of our stock.

In the last three years we have incurred substantial losses, including losses of $105.3 million for the year ended December 31, 2005, $3.8 million for the fiscal year ended December 31, 2004, and $5.0 million in the fiscal year ended December 31, 2003. As of December 31, 2005, December 31, 2004 and December 31, 2003, we had an accumulated deficit of $209.4 million, $104.1 million and $100.3 million, respectively. Continued shortfalls could deplete our cash reserves, making it difficult for us to obtain credit at a favorable rate, or continue investing in infrastructure we need to compete in the future. Continued shortfalls may also cause our share price to decline.

An inability to maintain effective internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002 could have an adverse affect on our stock price.

Our certification that we have sufficient internal controls in place today is no guarantee that we will maintain those controls in the future or that those controls will be effective in ensuring the accuracy of the financial reports. An inability to maintain effective controls or our receiving an adverse or qualified opinion on the effectiveness of our internal controls from our independent registered public accounting firm could have a negative impact on our stock price.

We may issue additional shares that could adversely affect the market price of our Common Stock.

Certain events over which you have no control could result in the issuance of additional shares of our Common Stock which would dilute your ownership percentage in the Company and could adversely affect the market price of our Common Stock. We may issue additional shares of Common Stock or Preferred Stock for many reasons including:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

ITEM 2.	PROPERTIES

Properties

Our significant offices are located as followed:

			Approximate
Business Segment	Location (1)	Description	Square Footage

Transaction Services	Norcross, Georgia	Corporate headquarters/	31,200
		operations office/data center
	Santa Ana, California	Operations office/data center	16,900
	Tampa, Florida	Operations office	8,200
	Middletown, New York	Operations office/data center	26,900
	Fort Lauderdale, Florida	Operations office	6,000
Laboratory Communication Solutions	Jeffersonville, Indiana	Operations office/warehouse	32,000

(1)	All locations are leased from a third party.

We also maintain portions of our PhoenixSM network at a secure, third-party co-location center in Atlanta, Georgia. In addition, we also lease several mini-warehouses. Our leases and subleases generally contain renewal options and require us to pay base rent, plus property taxes, maintenance and insurance. We consider our present facilities adequate for our operations. In December 2005, we entered into a Sublease Agreement subletting out our entire Tampa office facility to a third-party beginning February 2006. We recently moved our Tampa offices in March 2006 to a 4,500 square foot facility. Also, in December 2005, we signed a lease for the Fort Lauderdale location for approximately 6,000 square feet.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become party to other legal proceedings in the ordinary course of business. We, however, do not expect such other legal proceedings to have a material adverse effect on our financial condition, operating results and liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the National Market tier of The Nasdaq Stock Market under the symbol “PILL.” The following table sets forth the high and low sale prices of our Common Stock for the periods indicated.

2005:
First Quarter	$10.74	$7.81
Second Quarter	$8.69	$5.75
Third Quarter	$7.97	$5.01
Fourth Quarter	$5.34	$3.42
2004:
First Quarter	$20.00	$16.65
Second Quarter	$20.10	$16.19
Third Quarter	$17.20	$8.77
Fourth Quarter	$11.38	$6.78

On March 13, 2006, the last reported sale price of our Common Stock was $7.30 per share. As of March 14, 2006, we estimate that there were approximately 335 registered holders of record of our Common Stock. We believe that, in addition, there are beneficial owners of our Common Stock where shares are held in “street name,” and consequently we are unable to determine the actual number of beneficial holders of our Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2005 related to our equity compensation plans (including the potential effect of debt instruments convertible into common stock) in effect as of that date.

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under Equity
	be Issued upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights(1)	Warrants and Rights	Reflected in Column (a)
Plan Category	(a)	(b)	(c)

Equity Compensation Plans approved by security holders	1,700,415	$9.74	289,483
Equity Compensation Plans not approved by security holder	920,301	$18.36	350,654

Total	2,620,716	$12.77	640,137

(1)	The description of the material terms of the non-plan issuances of equity instruments is discussed in Note 13 of the accompanying consolidated financial statements.

Recent Sales of Unregistered Securities

On December 7, 2005, we issued 500,000 shares of our Common Stock to Laurus Master Funds, Ltd. in connection with the extension of a $5.0 million secured term loan and a $15.0 million secured revolving credit facility.

The offer and sale of these securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction by the issuer not involving a public offering. The recipient of these securities represented its intention to acquire the securities for investment only and not with a view to distribution, and appropriate legends were affixed to the share certificates issued in such transaction.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for MedAvant as of and for each of the five years in the period ended December 31, 2005, and has been derived from our audited consolidated financial statements.

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes.

	Year Ended December 31,
	2005	2004(1)	2003(2)	2002	2001
	(In thousands except for share and per share amounts)

STATEMENT OF OPERATIONS DATA:
Net Revenues	$77,519	$90,246	$71,556	$50,182	$43,230
Operating loss	$(103,177)	$(1,974)	$(3,642)	$(1,340)	$(6,712)
Loss from continuing operations	$(105,294)	$(3,800)	$(5,000)	$(1,950)	$(6,798)
Net loss applicable to common shareholders	$(105,294)	$(3,800)	$(5,000)	$(1,338)	$(19,060)
PER SHARE DATA:
Basic and diluted net loss per share of common stock:
Loss from continuing operations	$(8.29)	$(0.33)	$(0.74)	$(0.21)	$(8.81)
Net loss	$(8.29)	$(0.33)	$(0.74)	$(0.21)	$(8.81)
Basic and diluted weighted average common shares outstanding	12,707,695	11,617,601	6,783,742	6,396,893	2,162,352
DIVIDEND DATA:
Dividends on cumulative preferred stock	$—	$—	$—	$—	$1,665

	December 31,
	2005	2004	2003	2002	2001

BALANCE SHEET DATA:
Working capital (deficiency)	$15	$(1,664)	$10,512	$8,749	$9,393
Convertible notes	$13,137	$13,137	$13,137	$13,400	$—
Other long-term obligations	$5,898	$1,069	$3,518	$2,581	$442
Total assets	$75,641	$184,403	$73,130	$88,704	$35,882
Stockholders’ equity	$32,904	$135,082	$45,778	$50,735	$22,873

(1)	includes operations of PlanVista from March 2, 2004

(2)	includes operations of MedUnite from January 1, 2003

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

We were incorporated in Florida in 1989. In December 2005, we began doing business under a new operating name, MedAvant Healthcare Solutions. Our newly launched corporate identity unites all business units and employees under one brand identity (“MedAvant”) and is one of several outcomes resulting from a strategic analysis we completed in the third quarter of 2005 following the acquisition of seven companies between 1997 and 2004.

Since May 2005, we have experienced a number of changes in our senior management, including changes in our Chief Executive Officer, Chief Financial Officer, and President and Chief Operating Officer. John G. Lettko assumed the position of Chief Executive Officer effective May 10, 2005. Douglas O’Dowd became our interim Chief Financial Officer effective August 16, 2005, and was subsequently appointed as Chief Financial Officer in October 2005. Mr. Lettko has also been appointed President and Mr. O’Dowd was appointed Treasurer, each as of October 27, 2005. On June 9, 2005, we announced the resignation of Nancy J. Ham as President and Chief Operating Officer. On January 7, 2006, we entered into an agreement with David Edward Oles pursuant to which Mr. Oles would resign as General Counsel of the Company effective January 31, 2006, and terminate his employment agreement.

We are a healthcare transaction services company providing healthcare transaction processing, medical cost containment services, business process outsourcing solutions and related value-added products to physicians, payers, pharmacies, medical laboratories, and other healthcare suppliers. Our broad existing connectivity to payers and providers positions us as the second largest independent medical claims clearinghouse in the industry, serving more than 150,000 providers. Our cost containment business has the second largest Preferred Provider Organization in terms of reach with more than 450,000 providers contracted, and currently is sixth in terms of managed care lives accessed through us.

Our business strategy is to leverage our leadership position in transaction services to establish ourselves as the premier provider of automated financial, clinical, cost containment, business outsourcing and administrative transaction services primarily between healthcare providers and payers, clinical laboratories and pharmacies.

Our electronic transaction processing services support a broad range of financial, clinical, and administrative transactions. To facilitate these services, we are completing the conversion of all of our non-clinical Electronic Data Interchange clients to Phoenix .

Our cost containment and business outsourcing solutions businesses are included in the Transaction Services segment since our acquisition of PlanVista Corporation in March 2004 and are directed toward the medical insurance and managed care industries. Specifically, we provide integrated national Preferred Provider Organization, also known as PPO, network access, electronic claims repricing, and network and data management to healthcare payers, including self-insured employers, medical insurance carriers, PPOs and third party administrators.

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

Another competitive differentiator is our presence in the clinical market. With the nation’s largest clinical laboratories as long-time customers, we have worked in partnership with them to develop customized laboratory communication tools and services that are unparalleled in the industry.

We also have the oldest and most established e-prescribing network in the nation, offering connectivity to over 30,000 pharmacies nationwide. Our e-prescribing solutions improve efficiency by eliminating the need to process prescriptions and refill authorizations via paper. We offer both a front-end desktop solution, PreScribetm, and online refill authorization via www.medavanthealth.com. Combined, we process more than 400,000 prescriptions or refills per month.

Acquisitions

On December 31, 2002, we acquired all of the outstanding stock of MedUnite, Inc. for $10 million in cash and the issuance of an aggregate of $13.4 million principal amount of 4% convertible promissory notes. In addition, we paid approximately $6.7 million in transaction and exit related costs. Interest on the convertible promissory notes is payable in cash on a quarterly basis. The convertible promissory notes (now currently payable at a maturity value of $13.1 million after a claim setoff against the escrow in December 2003) are payable in full on December 31, 2008, and are convertible into an aggregate of 716,968 shares (originally 731,322 shares before the claim setoff) of our Common Stock if our revenues resulting from business with the former MedUnite owners exceed certain thresholds over a three and one-half year period from the date of acquisition. We do not anticipate that the former MedUnite owners will meet all of the thresholds defined in the promissory note.

On March 2, 2004, we acquired PlanVista, a company that provides medical cost containment and business process outsourcing solutions for the medical insurance and managed care industries, as well as services for healthcare providers, including individual providers, preferred provider organizations and other provider groups for 3,600,000 shares of our Common Stock issued to PlanVista shareholders valued at $59.8 million (based on the average closing price of our common stock for the day of and the two days before and after December 8, 2003, the date of the announcement of the definitive agreement). We also assumed debt and other liabilities of PlanVista, totaling $46.4 million and paid $1.3 million in acquisition-related costs. Additionally, we raised $24.1 million in a private placement sale of 1,691,227 shares of our Common Stock to investment entities affiliated with General Atlantic LLC, Commonwealth Associates and other parties to partially fund repayment of certain of PlanVista’s debts and other obligations outstanding at the time of the acquisition. The acquisition has enabled us to become the only entity in healthcare that offers a nationwide clearinghouse and a nationwide PPO network, delivering end-to-end services to our customers.

Upon completion of the acquisition, each share of PlanVista’s outstanding common stock was cancelled and converted into 0.08271 shares of our Common Stock and each holder of PlanVista Series C Preferred Stock received 51.5292 shares of our Common Stock in exchange for each share of PlanVista Series C Preferred Stock, representing approximately 23% of our Common Stock on a fully converted basis, and the holders of our outstanding stock, options and warrants retained approximately 77% of the Company following the transaction. PlanVista’s operations are included in our Transaction Services segment commencing March 2004.

On February 14, 2006, we acquired substantially all the assets and operations of Zeneks, Inc., a privately held bill negotiation services company based in Tampa, Florida, for $225,000 plus assumed liabilities. Zeneks was incorporated in 1998 and was established as a medical cost containment company. They have relationships with numerous providers throughout the country. We expect to integrate the Zeneks operations into our current bill negotiation system by the end of the first quarter of fiscal 2006.

Sale of Assets

On June 30, 2004, we sold certain assets and liabilities of our Laboratory Communication Solutions segment that were used in our non-core contract manufacturing business to a new entity owned by a former executive of the Company for $4.5 million in cash. Under terms of the sale agreement, we received $3.5 million in cash at closing and received the balance of $1.0 million in cash in July and August 2004 following the presentation of the final accounting. As part of the disposition, we agreed to purchase certain component parts from the new entity for use in our Laboratory Communication Solutions business on a non-exclusive basis at a fixed price deemed to be at fair market value by management. These parts were valued at $0.4 million at June 30, 2004. As of December 31, 2005, this remaining commitment has been reduced to $0. Additionally, we agreed to sublease a portion of our current facilities through July 2005 and provide certain administrative services to the new entity.

As a result of the transaction, we recorded a loss on sale of assets of $0.1 million in the year ended December 31, 2004. This loss includes the value of options to purchase 10,000 shares of our Common Stock granted to the former executive at an exercise price of $16.00 in July 2004.

Financing Transactions

On December 7, 2005, we entered into a loan transaction with Laurus Master Fund, Ltd. (“Laurus”) pursuant to which Laurus extended $20.0 million in financing to us in the form of a $5.0 million secured term loan and a $15.0 million secured revolving credit facility. The term loan has a stated term of five (5) years and will accrue interest at Prime plus 2%, subject to a minimum interest rate of 8%. The term loan is payable in equal monthly principal and interest installments of approximately $89,300 beginning April 2006 and continuing until the maturity date on December 6, 2010. The revolving credit facility has a stated term of three (3) years and will accrue interest at the 90 day LIBOR rate plus 5% payable monthly, subject to a minimum interest rate of 7%, and a maturity date of December 6, 2008 with two (2) one-year options at the discretion of Laurus. In connection with the loan agreement, we issued 500,000 shares of our Common Stock to Laurus which was valued at approximately $2.4 million on the date of issuance. We also granted Laurus a first priority security interest in substantially all of our present and future tangible and intangible assets (including all intellectual property) to secure our obligations under the loan agreement. Due to certain acceleration clauses contained in the agreement and a lockbox arrangement, the revolving credit facility is classified as current in the accompanying consolidated balance sheet.

We used the proceeds of this loan transaction to repay our senior asset based debt facility with Wachovia Bank N.A. and for working capital.

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

Results of Operations

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

Net Revenues.  Consolidated net revenues for 2005 decreased by $12.6 million, or 14%, to $77.6 million from consolidated net revenues of $90.2 million for 2004. Net revenues classified by our reportable segments are as follows:

	2005	2004
	(In thousands)

Transaction Services	$66,042	$71,304
Laboratory Communication Solutions	11,477	18,942

	$77,519	$90,246

Net revenues in our Transaction Services segment for 2005 decreased by $5.3 million, or 7%, over 2004. This decrease is primarily due to declines in volumes of electronic claims, statements and other real-time transactions processed (decrease $1.8 million). Core transactions were down 5% compared to the prior year (see below). This negatively impacted our transaction services revenue from our EDI business that was partially offset by increased revenue from our cost containment business that was generating revenues for two additional months in 2005 compared to 2004 due to the acquisition of PlanVista in March 2004. However, our cost containment business has seen a drop in revenue per transaction as competitive pressures have impacted pricing.

For 2005, approximately 85% of our consolidated revenues came from our Transaction Services segment compared to 79% from this segment for 2004. This increase is attributable to the drop in revenue from our Laboratory Communication Solutions as a result of the sale of our manufacturing unit in June 2004.

Laboratory Communication Solutions segment net revenues for 2005 decreased by $7.5 million, or 39%, from 2004 primarily as a result of the sale of the contract manufacturing assets in June 2004. This sale resulted in a decrease of $4.7 million in this segments revenue in 2005 compared to 2004. Additionally, we experienced a drop in revenue from our largest customer of $2.8 million as a result of budgeting issues with the customer. We anticipate that this revenue will remain at current levels during 2006.

A summary of the number of transactions we processed for the periods presented is as follows:

	2005	2004
	(In thousands)

Core transactions(1)	185,626	194,558
Additional core transactions	63,292	64,775
Encounters	18,349	29,172

Total transactions	267,267	288,505

(1)	Includes 4.5 million cost containment transactions in the 2004 period from ProxyMed’s acquisition of PlanVista

“Core” transactions represent all transactions except for encounters. Additionally, as a result of a continued review of our business, we have made changes to our transaction counts to ensure that our transactions are counted on the same methodology for all purposes, whether internal or external. Previously, we had excluded certain transactions primarily associated with an outsourcing contract due to the nature of the business model for those transactions. These transactions are included above as “additional core transactions” in 2004 and 2005.

“Cost Containment” transactions represent the number of claims sent by our payer clients to be re-priced through our provider network and are included in the Core Transactions above.

“Encounters” are administrative reporting transactions for payers but do not generate revenue for the provider who must submit them. Accordingly, rather than submitting on a routine basis, most providers choose to periodically “catch up” on their submissions, creating monthly and quarterly swings in both the number of encounters we process and what percentage of our transaction mix they represent. Since encounters are at a significantly lower price point than claims, these swings make it difficult to analyze our quarter-over-quarter growth in our business. In addition, we do not expect our encounter volume to grow on an annual basis, as payers are not expanding the capitated service model that is the foundation of encounters. Therefore, we believe that breaking out encounters shows more clearly our growth in core transactions.

Cost of Sales.  Consolidated cost of sales decreased as a percentage of net revenues to 34% for 2005 from 38% for 2004. Cost of sales classified by our reportable segments is as follows:

	2005	2004
	(In thousands)

Transaction Services	$20,523	$22,401
Laboratory Communication Solutions	6,301	11,811

	$26,824	$34,212

Cost of sales in our Transaction Services segment consists of transaction fees, provider network outsourcing fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, revenue sharing arrangements with our business partners, third-party database licenses, and certain travel expenses. Cost of sales in this segment decreased by $1.9 million, or 8%, for 2005 compared to 2004 primarily due to the 7% decrease in revenue in this segment. This decrease in cost of goods sold in 2005 would have been approximately $1.8 million less due to the additional two months costs from PlanVista’s cost containment as result of the acquisition in March 2004. As a percentage of revenues, cost of sales in this segment remained steady at 31% in 2005 and 2004.

Cost of sales in our Laboratory Communication Solutions segment includes hardware, third party software, consumable materials, direct manufacturing labor and indirect manufacturing overhead. Cost of sales for this segment for 2005 decreased $5.5 million, or 47%, from 2004. This decrease is primarily due to the sale of our contract manufacturing assets. Cost of sales as a percentage of revenues in this segment was 55% for 2005 compared to 62% for the 2004 year.

Selling, General and Administrative Expenses.  Consolidated SG&A remained flat for 2005 at $48.0 million compared, to 2004. Consolidated SG&A expenses as a percentage of consolidated revenues increased to 62% in 2005 from 53% in 2004. SG&A expenses classified by our reportable segments are as follows:

	2005	2004
	(In thousands)

Transaction Services	$45,296	$43,625
Laboratory Communication Solutions	2,666	4,398

	$47,962	$48,023

Transaction Services segment SG&A expenses for the year ended December 31, 2005, increased by $1.7 million, or 4% over 2004. The primary reason for the increase was the inclusion of two additional months of expenses from the PlanVista acquisition in March 2004 of approximately $1.8 million. Additionally, the Company incurred $0.8 million for severance related to the reduction in work force in 2005 partially offset by lower payroll related costs for the remainder of 2005.

Laboratory Communication Solutions segment SG&A expenses for 2005 decreased by $1.7 million, or 39% from 2004 and this segment’s SG&A expenses as a percentage of segment net revenues remained steady at 23% in 2005 from 2004. The current year decrease is primarily due to a reduction in expenses of approximately $0.9 million related to the sale of our contract manufacturing assets in June 2004.

Impairment charges.  As a result of our stock price decline, a decrease in our revenues and a restructuring plan we initiated during the third quarter of 2005, we performed an interim goodwill impairment test as of September 30, 2005. In accordance with the provisions of SFAS No. 142, we performed a discounted cash flow analysis which indicated that the book value of the Transaction Services segment exceeded its estimated fair value. Step 2 of this impairment test, as prescribed by SFAS No. 142 led us to conclude that an impairment of our goodwill had occurred. In addition, as a result of our goodwill analysis, we also performed an impairment analysis of our long-lived assets in our Transaction Services segment in accordance with SFAS No. 144. This impairment analysis indicated that the carrying value of certain finite-lived intangible assets was greater than their expected undiscounted future cash flows. As a result, we concluded that these intangible assets were impaired and adjusted the carrying value of such assets to fair value. In addition, we also reduced the remaining useful lives of these intangible assets based on the foregoing analysis. Accordingly, we recorded a non-cash impairment charge of $95.7 million at September 30, 2005 in our Transaction Services segment. The charges included $68.1 million impairment of goodwill and $27.6 million impairment of certain other intangibles. No further decline was noted as of our annual testing conducted at December 31, 2005.

In June 2005, we performed an impairment analysis of certain finite-lived intangible assets in our Laboratory Communication Solutions segment due to substantial decrease in revenues from one of our customers. This impairment analysis indicated that the carrying value of certain finite-lived intangible assets was greater than their expected undiscounted future cash flows. As a result, we concluded that these intangible assets were impaired and adjusted the carrying value of such assets to fair value by approximately $0.7 million.

Depreciation and Amortization.  Consolidated depreciation and amortization expense decreased by $0.5 million to $9.3 million for 2005 from $9.8 million for 2004. Depreciation and amortization classified by our reportable segments is as follows:

	2005	2004
	(In thousands)

Transaction Services	$8,788	$8,719
Laboratory Communication Solutions	517	823
Corporate	—	221

	$9,305	$9,763

We anticipate the Transaction Services segment depreciation will increase in 2006 as we continue to improve and consolidate our platforms. Additionally, we believe that the depreciation in the Laboratory Communication segment will stay at or near 2005 levels.

Litigation settlement.  In September 2005 and December 2004, we settled outstanding preacquisition contingencies related to PlanVista for $0.2 million, net of insurance reimbursement. Both amounts were recorded in our Transaction Services segment.

Operating Income (Loss).  As a result of the foregoing, the consolidated operating loss for 2005 was ($103.2) million compared to an operating loss of ($2.0) million for 2004. Operating loss classified by our reportable segments is as follows:

	2005	2004
	(In thousands)

Transaction Services	$(104,414)	$(2,815)
Laboratory Communication Solutions	1,238	1,938
Corporate	—	(1,097)

	$(103,176)	$(1,974)

Interest Expense, net.  Consolidated net interest expense for 2005 was $2.1 million compared to $1.9 million for the same period last year. This increase in expense is primarily due to the accelerated amortization of prepaid financing costs on the Company’s line of credit facility ($0.1 million) that was refinanced in December 2005 coupled with higher effective interest charges on the new debt facility. Interest expense for the future is expected to be at levels above those in 2005 due to the new debt facility.

Net Loss.  As a result of the foregoing, consolidated net loss for 2005 was ($105.3) million compared to consolidated net loss of $3.8 million for 2004.

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

Net Revenues.  Consolidated net revenues for 2004 increased by $18.7 million, or 26%, to $90.2 million from consolidated net revenues of $71.6 million for 2003. Net revenues classified by our reportable segments are as follows:

	2004	2003
	(In thousands)

Transaction Services	$71,304	$46,673
Laboratory Communication Solutions	18,942	24,883

	$90,246	$71,556

Net revenues in our Transaction Services segment for 2004 increased by $24.6 million, or 53%, over 2003. This increase is primarily due to the acquisition of PlanVista that increased revenue in this segment by $26.9 million, offset by declines in volumes of electronic claims, statements and other real-time transactions processed (decrease $2.1 million) and additional revenue reserves required due to a degradation in the aging of outstanding traditional accounts (increase of $0.7 million). While core transaction growth was down 1.4% compared to the prior year (see below), revenue dollars have grown significantly due to the higher per transaction revenue attributable to our cost containment transactions compared to our traditional core transactions.

For 2004, approximately 79% of our consolidated revenues came from our Transaction Services segment compared to 65% from this segment for 2003. This increase is due to the inclusion of PlanVista revenue in March 2004 and the sale of the contract manufacturing assets in June 2004.

Laboratory Communication Solutions segment net revenues for 2004 decreased by $5.9 million, or 24%, from 2003 primarily as a result of the asset sale discussed earlier in this report (decrease of $5.6 million).

A summary of the number of transactions we processed for the periods presented is as follows:

	2004	2003
	(In thousands)

Core transactions(1)	194,558	197,284
Additional core transactions	64,775	50,502
Encounters	29,172	25,529

Total transactions	288,505	273,315

(1)	Includes 4.5 million cost containment transactions in the 2004 period from ProxyMed’s acquisition of PlanVista

Cost of Sales.  Consolidated cost of sales decreased as a percentage of net revenues to 38% for 2004 from 45% for 2003. This increase is a result of the acquisition of PlanVista which has higher margins (67%) compared to our traditional segments. Cost of sales classified by our reportable segments is as follows:

	2004	2003
	(In thousands)

Transaction Services	$22,401	$15,893
Laboratory Communication Solutions	11,811	16,528

	$34,212	$32,421

Cost of sales in our Transaction Services segment consists of transaction fees, provider network outsourcing fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, revenue sharing arrangements with our business partners, third-party database licenses, and certain travel expenses. Cost of sales in this segment increased by $6.5 million, or 41%, for 2004 compared to 2003. As a percentage of revenues, cost of sales decreased to 31% in the 2004 compared to 34% in 2003 primarily due to a change in the mix of transaction types from higher cost patient statements to lower cost claim transactions offset by the addition of higher margin medical cost containment services from our acquisition of PlanVista that increased our costs in the segment by approximately $8.8 million.

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

Selling, General and Administrative Expenses.  Consolidated SG&A increased for 2004 by $12.2 million, or 34%, to $48.0 million from consolidated SG&A of $35.8 million for 2003. Consolidated SG&A expenses as a percentage of consolidated revenues increased to 53% in 2004 from 50% in 2003. SG&A expenses classified by our reportable segments are as follows:

	2004	2003
	(In thousands)

Transaction Services	$43,625	$30,283
Laboratory Communication Solutions	4,398	5,526

	$48,023	$35,809

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

Laboratory Communications Solutions segment SG&A expenses for 2004 decreased by $1.1 million, or 20% from 2003 and segment SG&A expenses as a percentage of segment net revenues increased to 23% in 2004 from 22% in 2003. The decreases in dollars are primarily due to a reduction in expenses related to the sale our contract manufacturing assets on June 30, 2004.

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

	2004	2003
	(In thousands)

Transaction Services	$8,719	$4,754
Laboratory Communication Solutions	823	1,369
Corporate	221	193

	$9,763	$6,316

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

Litigation settlement.  In December 2004, we settled an outstanding preacquisition contingency related to PlanVista for $0.2 million, net of insurance reimbursement and is recorded in our Transaction Services segment.

Operating Income (Loss).  As a result of the foregoing, the consolidated operating loss for 2004 was $2.0 million compared to an operating loss of $3.6 million for 2003. Operating loss classified by our reportable segments is as follows:

	2004	2003
	(In thousands)

Transaction Services	$(2,815)	$(920)
Laboratory Communication Solutions	1,938	1,119
Corporate	(1,097)	(3,841)

	$(1,974)	$(3,642)

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

Liquidity and Capital Resources

During the years ended December 31, 2005 and 2004, net cash provided by operating activities totaled $5.2 million and $1.8 million, respectively. The 2004 amounts included $4.0 million to pay certain acquisition-related expenses of PlanVista outstanding as of the effective date of the acquisition. Cash (used in) provided by investing activities for the years ended December 31, 2005 and 2004 totaled ($2.8) million and $0.7 million, respectively. The 2005 amounts relate primarily to the funding of capital expenditures for our technical infrastructure, administrative systems and capitalization of internally developed systems, while the 2004 amounts consisted primarily of $0.8 million in net cash acquired from PlanVista and $4.5 million received from the sale of our contract manufacturing assets, offset by $0.9 million in costs related to the acquisitions of PlanVista and MedUnite and $4.3 million in capital expenditures and capitalized software. Cash (used in) provided by financing activities for the years ended December 31, 2005 and 2004, totaled ($9.2) million and $4.5 million, respectively. The 2005 amounts consist primarily of repayment of notes payable, other long term debt and capital leases, offset by proceeds from the sale of our Common Stock to our Chief Executive Officer during the second quarter of 2005 and borrowings on our lines of credit and notes payable. The 2004 amounts consisted of a $24.1 million private placement of our common stock, and proceeds from the exercise of stock options and warrants for $8.8 million, offset by $28.3 million in repayments of notes payable, other long-term debt, and payments related to capital leases (including $27.4 million for the retirement of debts and other obligations of PlanVista upon the consummation of the acquisition).

On April 18, 2005, we closed a three year, $15.0 million senior asset based facility which was secured by all assets of the combined entities with Wachovia Bank, N.A. During the second quarter of 2005, we defaulted on a financial covenant under this credit facility. We subsequently obtained a waiver of this default and renegotiated the covenant. During the third quarter of 2005, we were in compliance with all financial covenants related to this credit facility. As of September 30, 2005, our principal source of liquidity was our cash and revolving credit facility with Wachovia. The facility with Wachovia was repaid in full and terminated in December 2005 in connection with the Laurus transaction described below.

During the year ended December 31, 2005, and the year ended 2004, we spent $2.8 million and $4.3 million, respectively, towards hardware and software costs, including internally developed software primarily related to our technical infrastructure and administrative systems. Furthermore, in 2005 and 2004, we incurred costs of approximately $0.6 million and $1.7 million, respectively, in connection with the implementation of our internal control procedures mandated by the Sarbanes-Oxley Act of 2002 and with our financial system consolidation efforts. We anticipate that our capital expenditures for fiscal 2006 will be approximately $5.4 million.

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

On December 7, 2005, we entered into a loan transaction with Laurus pursuant to which Laurus extended $20 million in financing to us in the form of a $5.0 million secured term loan and a $15.0 million secured revolving credit facility. The term loan has a stated term of five (5) years and will accrue interest at Prime plus 2%, subject to a minimum interest rate of 8%. The term loan is payable in equal monthly principal installments of approximately $89,300 plus interest until the maturity date on December 6, 2010. The revolving credit facility has a stated term of three (3) years, with two one-year options, and will accrue interest at the 90 day LIBOR rate plus 5%, subject to a minimum interest rate of 7%, and a maturity date of December 6, 2008. In connection with the loan agreement, we issued 500,000 shares of our Common Stock to Laurus. We also granted Laurus a first priority security interest in substantially all of our present and future tangible and intangible assets (including all intellectual property) to secure our obligations under the loan agreement.

The loan agreement with Laurus contains various customary representation and warranties by us, as well as customary affirmative and negative covenants, including, without limitation, limitations on property liens, maintaining specific forms of accounting and record maintenance, and limiting the incurrence of additional debt. The loan agreement does not contain restrictive covenants regarding minimum earning requirements, historical earning levels, fixed charge coverage, or working capital requirements. The loan agreement also contains certain customary events of default, including, among others, non-payment of principal and interest, violation of covenants, and in the event we are involved in certain insolvency proceedings. Upon the occurrence of an event of default, Laurus is entitled to, among other things, accelerate all of our obligations under the loans. In the event Laurus accelerates the loans, the amount due will include all accrued interest plus 120% of the then outstanding principal amount of the loans being accelerated as well as all unpaid fees and expenses of Laurus. In addition, if the revolving credit facility is terminated for any reason, whether because of a prepayment or acceleration, we are required to pay an additional premium of up to 5% of the total amount of the revolving credit facility. In the event we elect to prepay the term loan, the amount due shall be the accrued interest plus 115% of the then outstanding principal amount of the term loan.

We had cash and cash equivalents totaling $5.5 million as of December 31, 2005, compared to $12.4 million at December 31, 2004. These available funds will be used for operations, strategic acquisitions, the further development of our products and services, repayment of debt and other general corporate purposes.

We do not have any material commitments for any other capital expenditures; however, we have budgeted approximately $5.4 million for capital expenditures and capitalized development for 2006.

On March 2, 2004, we acquired PlanVista through the issuance of 3,600,000 shares of our Common Stock (valued at $59.8 million). In addition, we raised an additional $24.1 million in a private placement sale of our Common Stock and drew down $4.4 million on our then asset-based line of credit. These funds, along with available cash resources, were used to satisfy $27.4 million of PlanVista’s debt and other obligations outstanding as of the effective time of the acquisition.

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

In December 2003, we closed on a $12.5 million asset-based line of credit with our commercial bank. Borrowing under such facility was subject to eligible cash, accounts receivable, and inventory and other conditions. Borrowings bear interest at the prime rate plus 0.5% or at LIBOR plus 2.25% (or LIBOR plus 0.75% in the case of borrowings against eligible cash only). As a result of our acquisition of PlanVista, we drew down $4.4 million against this line at the end of February 2004 (which line was repaid in early March 2004 and terminated in April 2005).

The following table represents our contractual cash obligations due over the next several years as of December 31, 2005. Operating leases are shown net of any sublease agreements.

	2006	2007	2008	2009	2010
	(In thousands)

Interest on convertible notes(1)	$525	$525	$526	$—	$—
Interest on senior and other debt	420	297	208	119	31
Convertible notes(1)	—	—	13,137	—	—
Senior debt	804	1,071	1,071	1,071	983
Notes payable(2)	350	—	—	—	—
Litigation settlement(3)	1,410	1,080	327	—	—
Capital lease obligations(2)	6	1	—	—	—
Operating leases(4)	1,783	1,791	1,220	957	181

TOTAL	$5,298	$4,765	$16,489	$2,147	$1,195

(1)	Assumes no conversion of convertible notes

(2)	Includes principal and interest

(3)	Net of insurance reimbursement

(4)	Includes new office leases entered into in 2006.

Additionally, the balance of the Revolving Credit Facility on December 31, 2005 is approximately $7.5 million. Under the terms of the agreement, the Revolving Credit Facility has a stated term of three years and will accrue interest at the 90 day LIBOR rate plus 5%, subject to a minimum interest rate of 7%, and a maturity date of December 6, 2008.

We believe that we have sufficient cash and cash equivalents on hand or available to us under our credit facility, through December 31, 2006, and we anticipate sufficient cash from operations, to fund our future operational requirements and capital expenditures, and to provide a sufficient level of capital in order to fund specific research and development projects or to pursue smaller additional strategic acquisitions. If we require additional funding in the future, to satisfy any of our outstanding future obligations, or further our strategic plans, there can be no assurance that any additional funding will be available to us, or if available, that it will be available on acceptable terms. If we are successful in obtaining additional financing, the terms of the financing may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of our common stock. We believe that if we are not successful in obtaining additional financing for further product development or strategic acquisitions, such inability may adversely impact our ability to successfully execute our business plan and may put us at a competitive disadvantage.

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

Revenue from Medical Cost Containment business in our Transaction Services segment is recognized when the services are performed and are recorded net of their estimated allowance. These revenues are primarily in the form of fees generated from the discounts we secure for the payers that access our provider network. We enter into agreements with healthcare payer customers that require them to pay a percentage of the cost savings generated from our network discounts with participating providers. These agreements are generally terminable upon 90 days notice. Revenue from a percentage of savings contract is generally recognized when the related claims processing and administrative services have been performed. The remainder of the revenue from our Medical Cost Containment business is recognized monthly from customers that pay a monthly fee based on eligible employees enrolled in a benefit plan covered by our health benefits payers’ clients.

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

Goodwill — We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under SFAS No. 142, goodwill is reviewed at least annually for impairment and between annual tests in certain circumstances. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a “fair value” methodology. We completed our most recent annual test at December 31, 2005 which was preceded by an interim impairment analysis conducted at September 30, 2005 which indicated our goodwill was impaired. The December 31, 2005 analysis utilized cash-flow based market comparables in assessing fair value for our goodwill impairment testing and we concluded that there was no impairment of our goodwill. To the extent that future cash flows differ from those projected in our analysis, fair value of our goodwill may be affected and may result in an impairment change.

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

Purchased Technology and Other Intangibles Assets — Purchased technology and other intangible assets are amortized on a straight line basis over their estimated useful lives of 3 to 12 years. The carrying values of purchased technology and intangible assets are reviewed if the facts and circumstances indicate that they may be impaired. This review indicates whether assets will be recoverable based on future expected cash flows, and, if not recoverable, whether there is an impairment of such assets.

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

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” or SFAS No. 154, which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 as of the beginning of fiscal 2006 and do not expect that the adoption of SFAS No. 154 will have a material impact on our consolidated financial position or results of operations.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation, or FIN, No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company was required to adopt the provisions of FIN No. 47 no later than the end of its 2005 fiscal year. The adoption of this Interpretation did not have any material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In December 2004, the FASB issued SFAS No. 123R, “Shared-Based Payments (Revised 2004)”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related guidance. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be estimated using option-pricing models adjusted for the unique characteristics of those instruments and will be recognized and expensed over the period which an employee is required to provide service in exchange for the award (usually the vesting period). Fair value is based on market prices (if those prices are publicly available). If not available, SFAS 123R does not specifically require the use of a particular model; however, the most common models are the Black-Scholes model and lattice (binomial) models. Additionally, modifications to an equity award after the grant date will require a compensation cost to be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the award immediately before the modification. The effective date of SFAS No. 123R is for interim and annual reporting periods beginning after December 15, 2005. We are in the process of evaluating the impact that will result from adopting FASB No. 123R. We believe that we will record a charge to income of approximately $0.2 million per year based on the value of the options and warrants outstanding as of December 31, 2005.

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

Actual results may differ significantly from projected results due to a number of factors, including, but not limited to, the soundness of our business strategies relative to perceived market opportunities; our assessment of the healthcare industry’s need, desire and ability to become technology efficient; market acceptance of our products and services; and our ability and that of our business associates to comply with various government rules regarding healthcare information and patient privacy. These and other risk factors are more fully discussed starting on page 11 and elsewhere in this Form 10-K, which we strongly urge you to read.

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

Concentration of Credit Risk

We have a concentration of credit risk in each of our two operating segments which is further disclosed in Note 15 to the financial statements.

Rate Risk

In the normal course of business, we are exposed to fluctuations in interest rates. We are establishing policies and procedures to manage this exposure through a variety of financial instruments. We will not enter into any contracts for the purpose of trading or speculation to manage this risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and schedules are included beginning at Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Changes in Internal Control

There have been no changes to our internal control over financial reporting that occurred during the fourth quarter of 2005, or subsequently, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f)/15d-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Management uses the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, to evaluate the effectiveness of our internal control over financial reporting. Management assessed our internal control over financial reporting using the COSO framework as of the end of our most recently completed fiscal year. Based on our evaluation under the framework in Internal Control — Integrated Framework, we believe our internal control over financial reporting as of December 31, 2005 was effective. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which also audited our 2005 consolidated financial statements. Deloitte & Touche LLP’s audit report on management’s assessment of internal control over financial reporting is set forth herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ProxyMed, Inc.
Norcross, Georgia

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that ProxyMed, Inc. and its subsidiaries (d/b/a MedAvant Healthcare Solutions) (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment we considered necessary in the circumstances. We believe that our audit provides a reasonable and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as basis for our opinions.

A company’s internal control over financial reporting is a process designed by,or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

Atlanta, Georgia
March 14, 2006

PART III

The information required in Item 10 (Directors and Officers of the Registrant) with the exception of the information required by Item 401 of Regulation of S-K, Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions), and Item 14 (Principal Accountant Fees and Services) is incorporated by reference to our definitive proxy statement for the 2006 Annual Meeting of Shareholders to be filed with the SEC.

Our directors and executive officers are as follows:

Name	Age	Position

Eric D. Arnson	34	Executive Vice President, Product Management
Cynthia Bird	51	Executive Vice President, Information Technology
William L. Bennett(1) (3)	56	Director
Christopher K. Carter	49	Executive Vice President, Sales and Account Management
Edwin M. Cooperman(2)	62	Director
Douglas J. O’Dowd	40	Executive Vice President, Chief Financial Officer and Treasurer
Lonnie W. Hardin	50	Executive Vice President, Operations
Thomas E. Hodapp(1) (2) (3)	46	Director
Braden R. Kelly(2)	35	Director and Interim Chairman of the Board
John G. Lettko	48	Chief Executive Officer, President and Director
James H. McGuire(1)	62	Director
Kevin M. McNamara(4)	49	Chairman of the Board
Allison W. Myers	28	Executive Vice President, Human Resources
David E. Oles(4)	45	Executive Vice President, General Counsel and Secretary
Emily J. Pietrzak	29	Executive Vice President, Marketing and Communications
Eugene R. Terry(1) (3)	67	Director

(1)	Member of the Audit Committee, the Chairman of which was Mr. Bennett. Mr. McGuire became an interim member in January 2006 upon the death of Mr. Bennett.

(2) Member of the Compensation Committee, the Chairman of which is Mr. Cooperman.

(3) Member of Nominating Committee, the Chairman of which is Mr. Terry.

(4) Resigned in January, 2006.

Eric D. Arnson joined us in December 1998 in conjunction with our acquisition of Key Communications Service, Inc. Mr. Arnson served as our Vice President and General Manager of Lab Services from January 2003 to August 2005. From August 2005 through present, he has served as our Executive Vice President, Product Management. From 1998 to 2003, Mr. Arnson held a number of positions within MedAvant including Product Manager, Vice President of Corporate Marketing and Vice President of Operations for Laboratory Services. Mr. Arnson holds a BS degree in marketing from the Indiana University School of Business.

William L. Bennett was appointed as one of our directors in March 2004 in connection with our acquisition of PlanVista. Mr. Bennett passed away on January 23, 2006. From January 1998 to March 2004, Mr. Bennett was the Vice Chairman of the Board of PlanVista. Mr. Bennett served as the Chairman of the Board of PlanVista from December 1994 to December 1997 and had been a director since August 1994. From February 2000 to January 2006, Mr. Bennett was a partner and Director of Global Recruiting and Managing Director of Monitor Company Group, L.P., a strategy consulting firm and merchant bank. From May 1991 to May 2001, he was a director of Allegheny Energy, Inc., an electric utility holding company. Until March 1995, Mr. Bennett served as Chairman and Chief Executive officer of Noel Group, Inc., a publicly traded company that held controlling interests in small to medium-sized operating companies. Mr. Bennett was also a director of Sylvan, Inc., a publicly traded company that produces mushroom spawn and fresh mushrooms.

Cynthia Bird joined us in July 2005 and currently serves as our Executive Vice President, Information Technology. From July 2002 to July 2005, Ms. Bird served as a consultant to Viewpointe, a bank consortium providing paper and electronic check processing, archival and image exchange services to the financial industry, and to IBM to interface with IBM Global Operations in support of all technology changes in the Viewpointe Archive Services environment. In 2000, Ms. Bird co-founded Bridge-IT, a telecommunications and business consulting firm in Chapel Hill, North Carolina, and served as its president until 2002. From 1986 to 1998, Ms. Bird served in her final capacity as Director of Business Development at Digital Equipment Corp., where she initiated outsourcing management services, managed operational engineering, directed international technical support and network management teams, and developed and implemented its global video teleconferencing networks and international integrated broadband network backbone. Prior to joining Digital Equipment Corp., Ms. Bird held technical design and management positions with AT&T, Hartford Insurance and ROLM. Ms. Bird received a BS degree in business administration and organizational development from the University of New Hampshire.

Christopher K. Carter joined us in June 2005 and currently serves as Executive Vice President, Sales and Account Management. Prior to joining us, Mr. Carter spent 25 years directing operations, product and account management for technology and financial services companies across the globe. From March 2001 to June 2005, Mr. Carter served as Director of Image Sharing and Exchange at Viewpointe, a bank consortium providing paper and electronic check processing, archival and image exchange services to the financial industry. From November 1999 to March 2001, Mr. Carter served as Global Operations Director for Cognotec, a web-based FX trading system provider, where he established the operations division, as well as managed staff in Dublin, London, Tokyo, New York and Sydney. Mr. Carter also worked at ADP’s Electronic Financial Services Group, eventually EDS’ Consumer Network Services, from 1987 to 1999, serving in account and product management roles, e-commerce and global business development before becoming Division Vice President and General Manager. Prior to that, Mr. Carter helped establish the Georgia Credit Union Affiliates after working at US Central Credit Union. Mr. Carter received a BBA degree in accounting from the University of Wisconsin-Madison in 1979.

Edwin M. Cooperman has served as a director of the Company since July 2000. He is a principal of T.C. Solutions, a privately-held investment and financial services consulting firm. Previously, Mr. Cooperman was Chairman of the Travelers Bank Group and Executive Vice President, Travelers Group, where he was responsible for strategic marketing, the integration of Travelers brands and products, joint and cross marketing efforts and corporate identity strategies, as well as expanding the Travelers Bank Group’s credit card portfolios. After joining Travelers in 1991, Mr. Cooperman became Chairman and CEO of Primerica Financial Services Group, which comprises Primerica Financial Services, Benefit Life Insurance Company and Primerica Financial Services Canada. Previous to this, Mr. Cooperman served at American Express where he became Chairman and Co-Chief Executive of Travel Related Services, North America. Mr. Cooperman is also a director of Grannum Value Mutual Fund.

Lonnie W. Hardin joined us in November 1997 in connection with our acquisition of US Health Data Interchange, Inc. Since November 2005, he has served as Executive Vice President, Operations, and from October 2000 until November 2005, he served as Senior Vice President of Payer Services. From November 1997 to October 2000, Mr. Hardin served as the Senior Vice President of Field Claims Operations. Prior to joining us, Mr. Hardin was employed by US Health Data Interchange, Inc. from 1991 through 1997, during which time he held the positions of Vice President — Sales/Marketing and General Manager. Mr. Hardin is currently on the Board of Directors for the Electronic Healthcare Network Accreditation Commission and the Association for Electronic Health Care Transaction.

Thomas E. Hodapp has served as a director for us since July 2000. In 1999, Mr. Hodapp founded Access Capital Management, a private banking and management firm dedicated to providing financial and strategic advisory services to select, early stage private healthcare and information technology companies. From 1992 to 1998, Mr. Hodapp was a Managing Director for Robertson Stephens & Company, LLC, a leading international investment banking firm, overseeing the firm’s Healthcare Managed Care Research Group, with a focus on the managed care, practice management and healthcare information services industries. From 1988 to 1992, he was with Montgomery Medical Ventures, a venture firm focused on the biotechnology, medical device and healthcare service fields. MMV I and II actively managed long-term investments in over 40 early stage companies, many of which the firm was involved in co-founding. Prior to that, Mr. Hodapp researched the healthcare industry as an industry analyst with Goldman, Sachs & Company, S.G. Warburg Securities and Volpe & Covington. Additionally, Mr. Hodapp has been published in a number of major financial and healthcare industry journals and publications, was a two-time selection to the Wall Street Journal Research Analyst All-Star Team, and is a frequent speaker at national healthcare investment and strategy forums.

Braden R. Kelly was appointed as a director in April 2002 and elected acting chairman in February 2006. Mr. Kelly is a Managing Director of General Atlantic, LLC, a leading global private equity firm providing capital for innovative companies where information technology or intellectual property is a key driver of growth where he has been employed in various capacities since 1995. Prior to joining General Atlantic, Mr. Kelly was a member of the Mergers, Acquisitions, and Restructurings Department at Morgan Stanley & Co. He also serves as a director of Eclipsys Corporation, HEALTHvision, Inc. and Schaller Anderson, Incorporated Mr. Kelly received his BA in Finance and Business Economics from the University of Notre Dame.

John G. Lettko was appointed as our Chief Executive Officer in May 2005 and as our President in October 2005. Prior to joining us, he served as Chief Executive Officer from February 2001 to February 2005 and as Chairman of the Board from January 2002 through February 2005 for Viewpointe Archive Services, a bank consortium providing paper and electronic check processing, archival and image exchange services to the financial industry. From October 1999 to February 2001, Mr. Lettko served as president of Xpede, Inc., a software provider to bank lenders, where he led the sales, marketing, business development and investor relations functions. Prior to that, Mr. Lettko spent 10 years at Electronic Data Systems, a Global IT outsourcing company, where he managed global accounts in Asia, Europe and the Americas. Mr. Lettko also held key positions at the Progressive Companies and Fleet National Bank, where he played central roles in the formation of several regional ATM networks. Mr. Lettko holds an MBA in Finance and Management Information Systems from State University of New York at Albany and a BS from Union College.

James H. McGuire was appointed as a director in September 2005. Since 1992, Mr. McGuire has been the President of NJK Holding Corporation, a privately-held investment company that has invested in a broad spectrum of industries including financial services, health care, litigation services, certification/training, and publishing. His background includes both commercial banking and the computer and software industry. He spent 12 years with Control Data Corporation where he was a Vice President in the Peripherals Company. Mr. McGuire is a director of Digital Insight Corporation, a leading online banking provider for financial institutions, and served as Chairman of the Board from its inception in 1997 until June 1999. Mr. McGuire also has been a director since 1995 of Laureate Education Inc., a higher education company. Laureate was formerly Sylvan Learning Systems, Inc. Mr. McGuire received his BA in finance from the University of Notre Dame.

Kevin M. McNamara was appointed as a director in September 2002 and has served as Chairman of the Board since December 2004. He also served as Interim Chief Executive Officer from January 2005 to May 2005. Mr. McNamara resigned from the Board in January 2006 to focus on his newly evolving responsibilities with his current employer. Mr. McNamara is currently a board member of HCCA International, Inc., a healthcare management and recruitment company. In April, 2005, he became the Chief Financial Officer of Healthspring, Inc. f/k/a Newquest. Healthspring Inc. is an HMO that focuses mainly on providing health coverage to medical beneficiaries. From November 1999 until February 2001, Mr. McNamara served as Chief Executive Officer and a director of Private Business, Inc., a provider of electronic commerce solutions that helps community banks provide accounts receivable financing to their small business customers. From 1996 to 1999, Mr. McNamara served as Senior Vice President and Chief Financial Officer of Envoy. Before joining Envoy, he served as president of NaBanco Merchant Services Corporation, then one of the world’s largest merchant credit card processors. Mr. McNamara currently serves on the Board of Directors of Luminex Corporation, a medical device company, and Comsys IT Partners, an information technology staffing company, as well as several private companies. He is a Certified Public Accountant and holds a BS in Accounting from Virginia Commonwealth University and a Masters in Business Administration from the University of Richmond.

Allison W. Myers joined us in June 2005 as part of a strategic task force focused on improving the company and currently serves as our Executive Vice President of Human Resources. Prior to joining us, Ms. Myers served from 2001 to 2005 for Viewpointe, a bank consortium providing electronic check processing services to the financial industry. During her tenure at Viewpointe, Ms. Myers specialized in facilities management, vendor relationships and organizational management. Ms. Myers received a BS in communications from Texas A&M University in College Station, Texas.

Douglas J. O’Dowd joined us in March 2004 upon our acquisition of PlanVista Corporation. Mr. O’Dowd was named our Interim Chief Financial Officer in August 2005 and as our Chief Financial Officer in October 2005. While at PlanVista, Mr. O’Dowd held the position of Vice President and Controller from April 2002 until August 2005. From December 1999 to April 2002, Mr. O’Dowd served as Chief Financial Officer of NexTrade Holdings, Inc., a privately held corporation that is one of six electronic communications networks approved by the United States Securities and Exchange Commission. Prior to NexTrade, Mr. O’Dowd served as corporate controller from December 1996 to December 1999 of JLM Industries, Inc., a publicly traded petrochemical manufacturer and distributor worldwide, where he led the company’s initial public offering. Mr. O’Dowd began his career with Deloitte and Touche, where he was a senior accountant and Certified Public Accountant. Mr. O’Dowd received his MS and BS degrees in accounting from the University of Florida.

David E. Oles served as our General Counsel and Secretary beginning in April 2004 and was named Executive Vice President in December 2005. In January of 2006, we entered into an agreement with Mr. Oles under which he resigned his position as of January 31, 2006. Prior to joining us, Mr. Oles served as Vice President and Associate General Counsel of NDCHealth Corporation from 2000 to 2004. From 1998 through 2000, Mr. Oles engaged in the private practice of law as an associate in the Healthcare group of the law firm of Alston & Bird LLP in Atlanta, Georgia, and in the healthcare corporate group of Reed Smith Shaw and McClay, LLP from 1996 through 1998. Mr. Oles received his J.D. from Harvard Law School, and his MBA and BBA from the University of Memphis.

Emily J. Pietrzak joined us in June 2005 and currently serves as our Executive Vice President, Marketing and Communications. Prior to that time, she served as the Director of Communications from 2002 to 2005 for Viewpointe, a bank consortium providing electronic check processing and archival services to the financial industry. Before joining Viewpointe in 2002, Ms. Pietrzak served from 2001 to 2002 as the online editor for advertising agency Gear-Six, designing and launching online campaigns for the firm’s largest customer. In 2001, she also served as the senior marketing consultant for The Fourth Wall, Inc., a consulting firm specializing in marketing strategy and communications. Prior to that, Ms. Pietrzak led strategic planning and marketing activities as the marketing manager for Xpede, an online mortgage application company. Ms. Pietrzak began her career at Deloitte and Touche, and she received a BS in business administration/finance from St. Mary’s College in California.

Eugene R. Terry was appointed as a director in August 1995. Mr. Terry is a pharmacist and is a principal of T.C. Solutions, a privately-held investment and financial services consulting firm. From December 2001 through 2003, Mr. Terry was director and interim chairman of Medical Nutrition. In 2001, Mr. Terry was a director on the board of In-Home Health, a Home Healthcare Company acquired by Manor Care, Inc. He currently serves as a director and consultant for MSO Medical, a bariatric surgery management company. He began that position in 2004. In 1971, Mr. Terry founded Home Nutritional Support, Inc., referred to as HNSI, one of the first companies established in the home infusion industry. In 1984, HNSI was sold to Healthdyne, Inc., and later to the W.R. Grace Group. From 1975 to 1984, Mr. Terry was also founder and Chief Executive Officer of Paramedical Specialties, Inc., a respiratory and durable medical equipment company, which was also sold to Healthdyne, Inc. Mr. Terry currently is a director of HCM, a prescription auditing firm.

Audit Committee

The members of our audit committee are Thomas E. Hodapp, Eugene R. Terry, and interim member James H. McGuire. Mr. Terry is our audit committee financial expert. Each of Mr. Hodapp, Mr. Terry, and Mr. McGuire is “independent” as defined in the National Association of Securities Dealers Listed Company Manual and Section 10A(m)(3)(B) of the Exchange Act.

The principal functions of the audit committee are to appoint, compensate, and oversee the independent publicly registered auditors; to review and approve annual and quarterly financial statements and all legally required public discloser documents containing financial information about us; to review and approve the adequacy of internal accounting controls and the quality of financial reporting procedures and systems; to examine the presentation and impact of key financial and other significant risks that may be material to our financial reporting; and to review and approve the nature and scope of the annual audit and review the results of the external auditor’s examination. The audit committee reports its findings with respect to such matters to the board of directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page

(a)(1)	The following financial statements are included in Part II, Item 8:
	Report of Independent Registered Public Accounting Firm	F-2
	Report of Independent Registered Public Accounting Firm	F-3
	Consolidated Balance Sheets — December 31, 2005 and 2004	F-4
	Consolidated Statements of Operations — Years Ended December 31, 2005, 2004 and 2003	F-5
	Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2005, 2004 and 2003	F-6
	Consolidated Statements of Cash Flows — Years Ended December 31, 2005, 2004 and 2003	F-7
	Notes to Consolidated Financial Statements	F-8 - F-37
(2)	The following schedule for the years 2005, 2004 and 2003 is submitted herewith:
	Schedule II — Valuation and Qualifying Accounts — Years Ended December 31, 2005, 2004 and 2003	F-38
(3)	Exhibits required to be filed by Item 601 of Regulation S-K as exhibits to this Report are listed in the Exhibit Index appearing on pages 47 through 50

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROXYMED, INC.

By:	/s/ John G. Lettko
John G. Lettko
Chief Executive Officer

Dated: March 14, 2006

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John G. Lettko and Douglas J. O’Dowd and each of them, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. Lettko John G. Lettko	Director, Chief Executive Officer and President (Principal Executive Officer)	March 14, 2006

/s/ Douglas J. O’Dowd Douglas J. O’Dowd	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer	March 14, 2006

/s/ Edwin M. Cooperman Edwin M. Cooperman	Director	March 14, 2006

/s/ Thomas E. Hodapp Thomas E. Hodapp	Director	March 14, 2006

/s/ Braden R. Kelly Braden R. Kelly	Interim Chairman of the Board of Directors	March 14, 2006

/s/ Eugene R. Terry Eugene R. Terry	Director	March 14, 2006

/s/ James McGuire James McGuire	Director	March 14, 2006

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Merger, dated as of December 5, 2003, by and among the Registrant, Planet Acquisition Corp. and PlanVista Corporation (incorporated by reference to Annex A of the Registration Statement on Form S-4, File No. 333-111024).
2.2	Agreement and Plan of Merger and Reorganization dated December 31, 2002 between ProxyMed, Inc., Davie Acquisition Corp., and MedUnite Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K File No. 000-22052, reporting an event dated December 31, 2002).
2.3	Asset Purchase Agreement dated July 30, 2002 between ProxyMed, Inc. and MDIP, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K File No. 000-22052, reporting an event dated July 31, 2002).
2.4	Stock Purchase Agreement dated May 6, 2002 between ProxyMed, Inc. and KenCom Communications & Services, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K File No. 000-22052, reporting an event dated May 6, 2002).
2.5	Stock and Warrant Purchase Agreement between ProxyMed and General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co., KG and GapStar, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 000-22052, reporting an event dated March 26, 2002).
2.6	Asset Purchase Agreement dated June 28, 2004 between ProxyMed, Inc., and Key Communications Services, Inc., and Key Electronics, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K File No. 000-22052, reporting an event dated July 30, 2004).
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).
3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).
3.3	Articles of Amendment to Restated Articles of Incorporation of the Registrant dated March 1, 2004 (incorporated by reference to Exhibit 3.1 of Form 8-K File No. 000-22052, reporting an event dated March 2, 2004).
3.4	Articles of Amendment to Articles of Incorporation of the Registrant dated May 22, 2002 (incorporated by reference to Exhibit 3.4 of Form 10-K for the period ended December 31, 2003).
3.5	Articles of Amendment to Articles of Incorporation of the Registrant dated December 21, 2001 (incorporated by reference to Exhibit 3.1 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).
3.6	Articles of Amendment to Articles of Incorporation dated August 21, 2001 (incorporated by reference to Exhibit 2.2 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).
3.7	Articles of Amendment to Articles of Incorporation dated July 25, 2001 (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).
3.8	Articles of Amendment to Articles of Incorporation of the Registrant dated July 7, 2000 (incorporated by reference to Exhibit 3.8 of Form 10-K for the period ended December 31, 2003).
3.9	Articles of Amendment to Articles of Incorporation of the Registrant dated June 15, 2000 (incorporated by reference to Exhibit 3.4 of Form 10-Q/A for the period ended June 30, 2000).
4.1	Common Stock Purchase Warrants issued to First Data Corporation (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 000-22052, reporting an event dated July 8, 2003).
4.2	Form of 4% Convertible Promissory Notes dated December 31, 2002 issued in connection with the Agreement and Plan of Merger and Reorganization dated December 31, 2002 between ProxyMed, Inc., Davie Acquisition Corp., and MedUnite, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K File No. 000-22052, reporting an event dated December 31, 2002).
4.3	Form of Common Stock Purchase Warrants issued to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co., KG and GapStar, LLC (incorporated by reference to Exhibit 10.2 of Form 8-K, File No. 000-22052, reporting an event dated March 26, 2002).
4.4	Form of Exchanged Warrant to Purchase Common Stock of the Registrant dated May 4, 2000, issued to certain investors (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).

Exhibit
No.	Description

4.5	Form of New Warrant to Purchase Common Stock of the Registrant dated May 4, 2000, issued to certain investors (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 000-22052, reporting an event dated May 4, 2000).
4.6	Form of Warrant to Purchase Common Stock of the Registrant dated December 23, 1999, issued to certain investors (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated December 23, 1999).
10.1	Amended and Restated Registration Rights Agreement among the Registrant, General Atlantic Partners 77, L.P., General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, GapStar, LLC, GAPCO GmbH & Co. KG, PVC Funding Partners, LLC, ComVest Venture Partners, L.P., Shea Ventures, LLC, and Robert Priddy, dated March 2, 2004 (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated March 2, 2004).
10.2	Stock Purchase Agreement, dated as of December 5, 2003 among the Registrant, General Atlantic Partners 77, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG, PVC Funding Partners, LLC, ComVest Venture Partners, L.P., Shea Ventures, LLC, and Robert Priddy (incorporated by reference to Exhibit 2.2 of the Registration Statement on Form S-4, File No. 333-111024).
10.3	Registration Rights Agreement among the Registrant General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. KG dated April 5, 2002 (incorporated by reference to Exhibit 10.3 of Form 8-K, File No. 000-22052, reporting an event dated March 29, 2003).
10.4	Registration Rights Agreement dated December 31, 2002 among ProxyMed, Inc. and the holders of the 4% Convertible Promissory Notes (incorporated by reference to Exhibit 10.2 of Form 8-K File No. 000-22052, reporting an event dated December 31, 2002).
10.5	Form of Indemnification Agreement for all Officers and Directors adopted May 22, 2002 (incorporated by reference to Exhibit 10.55 of Form 10-K for the period ended December 31, 2002).
10.6	Registration Rights Agreement dated May 6, 2002 ProxyMed, Inc. and Deborah M. Kennedy and Colleen Phillips-Norton (incorporated by reference to Exhibit 10.1 of Form 8-K File No. 000-22052, reporting an event dated May 6, 2002).
10.7	Registration Rights Agreement between ProxyMed and General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, and GAPCO GmbH & Co. KG (incorporated by reference to Exhibit 10.3 of Form 8-K, File No. 000-22052, reporting an event dated March 26, 2002).
10.8	Employment Letter between ProxyMed and Jeffrey L. Markle effective March 2, 2004 (incorporated by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2003).*
10.9	Employment Agreement between ProxyMed and Gregory J. Eisenhauer dated December 8, 2003 (incorporated by reference to Exhibit 10.9 of Form 10-K for the period ended December 31, 2003).*
10.10	Employment Agreement between ProxyMed and Tom Wohlford dated May 13, 2003 (incorporated by reference to Exhibit 10.10 of Form 10-K for the period ended December 31, 2003).*
10.11	Employment Agreement between ProxyMed and A. Thomas Hardy dated December 31, 2001 (incorporated by reference to Exhibit 10.40 of Form 10-K for the period ended December 31, 2001).*
10.12	Employment Agreement between ProxyMed and Lonnie W. Hardin dated March 29, 2001 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the period ended March 31, 2001).*
10.13	Employment Agreement between ProxyMed and Timothy J. Tolan dated January 23, 2001 (incorporated by reference to Exhibit 10.30 of Form 10-K for the period ended December 31, 2000).*
10.14	Amendment to Employment Agreement between ProxyMed and Timothy J. Tolan effective January 1, 2004 (incorporated by reference to Exhibit 10.15 of Form 10-K for the period ended December 31, 2003).*
10.15	Employment Agreement between ProxyMed and Michael K. Hoover dated July 28, 2000 (incorporated by reference to Exhibit 99.1 of Form 10-Q for the period ended September 30, 2000).*
10.16	Amendment to Employment Agreement between ProxyMed and Michael K. Hoover effective January 1, 2004 (incorporated by reference to Exhibit 10.17 of Form 10-K for the period ended December 31, 2003).*

Exhibit
No.	Description

10.17	Employment Agreement between ProxyMed and Judson E. Schmid dated September 29, 2000 (incorporated by reference to Exhibit 99.2 of Form 10-Q for the period ended September 30, 2000).*
10.18	Employment Agreement between ProxyMed and Nancy J. Ham dated October 2, 2000 (incorporated by reference to Exhibit 99.3 of Form 10-Q for the period ended September 30, 2000).*
10.19	Amendment to Employment Agreement between ProxyMed and Nancy J. Ham effective January 1, 2004 (incorporated by reference to Exhibit 10.20 of Form 10-K for the period ended December 31, 2003).*
10.20	Employment Agreement between ProxyMed and John Paul Guinan (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).*
10.21	Form of bonus letter offered to executive and senior management on February 26, 2002 (incorporated by reference to Exhibit 10.54 of Form 10-K for the period ended December 31, 2002).*
10.22	2002 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.23 of Form 10-K for the period ended December 31, 2003).*
10.23	2001 Stock Option Plan (incorporated by reference to Exhibit B of the Proxy Statement filed on June 22, 2001).*
10.24	2000 Stock Option Plan (incorporated by reference to Exhibit B of the Proxy Statement filed on June 12, 2000).*
10.25	20001/2 Stock Option Plan (incorporated by reference to Exhibit C of the Proxy Statement filed on June 12, 2000).*
10.26	1997 Stock Option Plan (incorporated by reference to Exhibit A of the Proxy Statement filed on May 6, 1997).*
10.27	Amended 1993 Stock Option Plan (incorporated by reference to Exhibit A of ProxyMed’s Proxy Statement for its 1994 Annual Meeting of Shareholders).*
10.28	1995 Stock Option Plan (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).*
10.29	Subscription Agreement dated December 21, 2001 for the private placement issuance of up to $8,000,000 of ProxyMed, Inc. common stock (incorporated by reference to Exhibit 10.1 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).
10.30	Placement Agency Agreement dated December 18, 2001 between ProxyMed, Inc. and Commonwealth Associates, L.P. for the private placement issuance of up to $8,000,000 of ProxyMed, Inc. common stock (incorporated by reference to Exhibit 10.2 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).
10.31	Conversion Agreement for Series C 7% Convertible Preferred shareholder pursuant to conversion offer dated December 13, 2001 (incorporated by reference to Exhibit 10.3 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).
10.32	Designation and Subscription Amendment Agreement for Series C 7% Convertible Preferred shareholder pursuant to conversion offer dated December 13, 2001 (incorporated by reference to Exhibit 10.4 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).
10.33	Loan and Security Agreement by and between ProxyMed, Key Communications Service, Inc., MedUnite Inc. and Wachovia Bank, National Association dated December 4, 2003 (incorporated by reference to Exhibit 10.34 of Form 10-K for the period ended December 4, 2003).
10.34	Revolver Note dated December 4, 2003, issued in connection with the Loan and Security Agreement by and between ProxyMed, Key Communications Service, Inc., MedUnite Inc. and Wachovia Bank, National Association dated December 4, 2003 (incorporated by reference to Exhibit 10.35 of form 10-K for the period ended December 31, 2003).
10.35	Patent and Trademark Security Agreement effective as of December 4, 2003 between ProxyMed, Key Communications Service, Inc., MedUnite Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.36 of Form 10-K for the period ended December 31, 2003).
10.36	Independent Contractor Agreement between ProxyMed and Kevin M. McNamara dated December 21, 2004 (incorporated by reference to Exhibit 99.1 of Form 8-K File No. 000-22052, reporting an event dated December 21, 2004.*

Exhibit
No.	Description

10.37	Employment Agreement between ProxyMed and David Edward Oles dated April 14, 2004 (incorporated by reference to Exhibit 10.10 of Form 10-Q for the period ended March 31, 2004).*
10.38	Amendment to Employment Agreement between ProxyMed and Judson E. Schmid dated June 2, 2004 (incorporated by reference to Exhibit 10.2 of Form 10-Q for the period ended June 30, 2004).*
10.39	Consulting Agreement between ProxyMed and Philip S. Dingle dated April 13, 2004 (incorporated by reference to Exhibit 10.3 of Form 10-Q for the period ended June 30, 2004).*
10.40	Letter Agreement dated July 14, 2004 between ProxyMed and Gregory J. Eisenhauer (incorporated by reference to Exhibit 10.2 of Form 10-Q for the period ended September 30, 2004).*
10.41	Purchase Agreement dated June 27, 1997 by and between ProxyMed, Inc. and Walgreen Co.
10.42	Letter Agreement dated March 8, 2005 between ProxyMed, Inc. and Nancy J. Ham.*
10.43	Letter Agreement dated March 8, 2005 between ProxyMed, Inc. and Lonnie J. Hardin.*
10.44	Letter Agreement dated March 8, 2005 between ProxyMed, Inc. and Gregory J. Eisenhauer.*
10.45	Letter Agreement dated March 8, 2005 between ProxyMed, Inc. and Jeffrey L. Markle.*
16	Letter Regarding Change in Certifying Accountant dated August 16, 2004 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 of Form 8-K File No. 000-22052, reporting an event dated August 11, 2004).
21	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of Deloitte & Touche LLP.
31.1	Certification by John G. Lettko, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification by Douglas J. O’Dowd, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certification by John G. Lettko, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Douglas J. O’Dowd, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensating plan or arrangement.

PROXYMED, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

Page

Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets — December 31, 2005 and 2004	F-4
Consolidated Statements of Operations — Years Ended December 31, 2005, 2004 and 2003	F-5
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2005, 2004 and 2003	F-6
Consolidated Statements of Cash Flows — Years Ended December 31, 2005, 2004 and 2003	F-7
Notes to Consolidated Financial Statements	F-8 - F-37
Schedule II — Valuation and Qualifying Accounts — Years Ended December 31, 2005, 2004, and 2003	F-38

EX-23.1 CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-23.2 CONSENT OF DELOITTE & TOUCHE LLP
EX-31.1 CERTIFICATION BY JOHN G. LETTKO, CHIEF EXECUTIVE OFFICER
EX-31.2 CERTIFICATION BY DOUGLAS J. O'DOWD, CHIEF FINANCIAL OFFICER
EX-32.1 CERTIFICATION BY JOHN G. LETTKO, CHIEF EXECUTIVE OFFICER
EX-32.2 CERTIFICATION BY DOUGLAS J. O'DOWD, CHIEF FINANCIAL OFFICER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ProxyMed, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of ProxyMed, Inc. and its subsidiaries (d/b/a MedAvant Healthcare Solutions) (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. Our audit also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2) for the years ended December 31, 2005 and 2004. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits. The consolidated financial statements and consolidated financial statement schedule of the Company for the year ended December 31, 2003 were audited by other auditors whose report, dated March 25, 2004, expressed an unqualified opinion on the consolidated financial statements and consolidated financial statement schedule.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2005 and 2004 consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004, and the results of its operations, its changes in stockholders’ equity, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein for the year ended December 31, 2005 and 2004.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Atlanta, Georgia
March 14, 2006

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the
Stockholders of ProxyMed, Inc.

In our opinion, the consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2003 (listed in the index appearing under Item 15(a)(l) on page (45)) present fairly, in all material respects, the results of operations and cash flows of ProxyMed, Inc. and its subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2003 listed in the index appearing under Item 15(a)(2) on page (45) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
March 25, 2004

PROXYMED, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004
	(Amounts in thousands except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$5,546	$12,374
Accounts receivable — trade, net of allowance for doubtful accounts of $5,525 and $3,168, respectively	15,976	17,591
Other receivables	140	312
Inventory, net	1,030	1,775
Restricted cash	75	—
Other current assets	950	1,399

Total current assets	23,717	33,451
Property and equipment, net	4,322	4,801
Goodwill	26,444	93,604
Purchased technology, capitalized software and other intangible assets, net	17,879	52,305
Restricted cash	—	75
Other long-term assets	3,279	167

Total Assets	$75,641	$184,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$8,584	$2,178
Related party debt — See Notes 11(b) and 19	—	18,394
Accounts payable and accrued expenses and other current liabilities	14,009	13,637
Deferred revenue	334	691
Income taxes payable	775	215

Total current liabilities	23,702	35,115
Income taxes payable	911	—
Convertible notes	13,137	13,137
Other long-term debt	3,335	206
Long-term deferred revenue and other long-term liabilities	1,652	863

Total liabilities	42,737	49,321

Commitments and contingencies — see Notes 18
Stockholders’ equity:
Series C 7% Convertible preferred stock — $.01 par value. Authorized 300,000 shares; issued 253,265 shares; outstanding 2,000; liquidation preference $200	—	—
Common stock — $.001 par value. Authorized 30,000,000 shares; issued and outstanding 13,203,702, and 12,626,182 shares, respectively	14	13
Additional paid-in capital	242,297	239,255
Unearned compensation	(40)	(113)
Accumulated deficit	(209,367)	(104,073)

Total stockholders’ equity	32,904	135,082

Total liabilities and stockholders’ equity	$75,641	$184,403

The accompanying notes are an integral part of the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Amounts in thousands
	except share and per share data)

Net revenues:
Transaction fees, cost containment services and license fees	$67,909	$73,538	$51,813
Communication devices and other tangible goods	9,610	16,708	19,743

	77,519	90,246	71,556

Costs and expenses:
Cost of transaction fees, cost containment services and license fees excluding depreciation and amortization	20,674	22,626	15,917
Cost of laboratory communication devices and other tangible goods excluding depreciation and amortization	6,150	11,586	16,504
Selling, general and administrative expenses	47,962	48,023	35,809
Depreciation and amortization	9,305	9,763	6,316
Loss on disposal of assets	14	47	111
Litigation settlement	175	175	—
Write-off of impaired assets	96,416	—	541

	180,696	92,220	75,198

Operating loss	(103,177)	(1,974)	(3,642)
Other income (expense), net	1	134	(496)
Interest expense, net	(2,118)	(1,920)	(862)

Loss before income taxes	(105,294)	(3,760)	(5,000)
Provision for income taxes	—	40	—

Net loss	$(105,294)	$(3,800)	$(5,000)

Basic and diluted weighted average shares outstanding	12,707,695	11,617,601	6,783,742

Basic and diluted loss per share	$(8.29)	$(0.33)	$(0.74)

The accompanying notes are an integral part of the consolidated financial statements

PROXYMED, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2005, 2004 and 2003

								Notes
	Series C Preferred Stock		Common Stock		Additional	Unearned		Receivable
	Number of	Par	Number of	Par	Paid-in	Compen-	Accumulated	from Stock-
	Shares	Value	Shares	Value	Capital	sation	Deficit	holder	Total
	(Amounts in thousands except for share and per share data)

Balances, December 31, 2002	2,000	$—	6,782,938	$7	$146,187	$—	$(95,273)	$(186)	$50,735
Exercise of stock options	—	—	555	—	7	—	—	—	7
Other, net	—	—	625	—	36	—	—	—	36
Net loss	—	—	—	—	—	—	(5,000)	—	(5,000)

Balances, December 31, 2003	2,000	—	6,784,118	7	146,230	—	(100,273)	(186)	45,778
Exercise of stock options	—	—	1,558	—	16	—	—	—	16
Exercise of warrants	—	—	549,279	—	8,750	—	—	—	8,750
Common Stock issued for acquired Business	—	—	3,600,000	4	59,756	—	—	—	59,760
Sales of Common Stock, net	—	—	1,691,227	2	24,048	—	—	—	24,050
Unearned compensation charge for options	—	—	—	—	295	(295)	—	—	—
Compensatory option charges	—	—	—	—	92	182	—	—	274
Compensatory option charge included in loss on disposal of assets	—	—	—	—	68	—	—	—	68
Repayment of note receivable from shareholder	—	—	—	—	—	—	—	186	186
Net loss	—	—	—	—	—	—	(3,800)	—	(3,800)

Balances, December 31, 2004	2,000	—	12,626,182	13	239,255	(113)	(104,073)	—	135,082
Compensatory option charges	—	—	—	—	173	73	—	—	246
Issuance of Common Stock	—	—	577,520	1	2,869	—	—	—	2,870
Net loss	—	—	—	—	—	—	(105,294)	—	(105,294)

Balances, December 31, 2005	2,000	$—	13,203,702	$14	$242,297	$(40)	$(209,367)	$—	$32,904

The accompanying notes are an integral part of the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Amounts in thousands)

Cash flows from operating activities:
Net loss	$(105,294)	$(3,800)	$(5,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,305	9,763	6,316
Provision for doubtful accounts	—	858	152
Provision for obsolete inventory	214	92	28
Non-cash interest (income) expense	—	(59)	54
Loss (Gain) on settlement of liability	175	(134)	—
Write-off of impaired assets	96,416	—	541
Compensatory stock options and warrants and stock compensation awards issued	246	275	—
Write-off of investment	—	—	496
Loss on disposal of fixed assets	14	47	111
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts and other receivables	1,615	548	(498)
Inventory	531	(1,329)	(601)
Other current assets	706	465	430
Accounts payable and accrued expenses	(678)	124	(1,173)
Accrued expenses of PlanVista paid by ProxyMed	—	(4,011)	—
Deferred revenue	(357)	137	222
Income taxes	1,471	(418)	—
Other, net	819	(727)	440

Net cash provided by operating activities	5,183	1,831	1,518

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	782	—
Capital expenditures	(2,295)	(3,440)	(2,601)
Capitalized software	(557)	(909)	(1,426)
Collection of notes receivable	—	374	120
Proceeds from sale of fixed assets	57	4,526	395
Decrease in restricted cash	—	215	534
Payments for acquisition-related costs	—	(884)	(6,623)

Net cash (used in) provided by investing activities	(2,795)	664	(9,601)

Cash flows from financing activities:
Net proceeds from sale of common stock	500	24,100	—
Proceeds from exercise of stock options and warrants	—	8,766	7
Draws on line of credit	47,015	4,900	—
Repayments of line of credit	(39,517)	(4,900)	—
Payment of related party note payable	(18,894)	(2,000)	—
Borrowings on notes payable	4,070	—	—
Debts issuance cost	(857)	—	—
Payment of notes payable, long-term debt and capital leases	(1,533)	(26,320)	(2,969)

Net cash (used in) provided by financing activities	(9,216)	4,546	(2,962)

Net (decrease) increase in cash and cash equivalents	(6,828)	7,041	(11,045)
Cash and cash equivalents at beginning of year	12,374	5,333	16,378

Cash and cash equivalents at end of year	$5,546	$12,374	$5,333

The accompanying notes are an integral part of the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)  Business and Summary of Significant Accounting Policies

(a) Business of ProxyMed — ProxyMed, Inc. (“ProxyMed”, “MedAvant” or “the Company”) is an electronic healthcare transaction and cost containment processing services company providing connectivity and related value-added products to physician offices, payers, medical laboratories, pharmacies and other healthcare providers. ProxyMed’s corporate headquarters are located in Norcross, Georgia and its products and services are provided from various operational facilities located throughout the United States. The Company also operates its clinical computer network and portions of its financial and real-time production computer networks from a secure, third-party co-location site in Atlanta, Georgia.

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

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

(f) Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash balances in excess of immediate needs are invested in bank certificates of deposit, money market accounts and commercial paper with high-quality credit institutions. At times, such amounts may be in excess of FDIC insurance limits. The Company has not experienced any loss to date on these investments. Cash and cash equivalents used to support collateral instruments, such as letters of credit, are reclassified as either current or long-term assets depending upon the maturity date of the obligation they collateralize

(g) Reserve for Doubtful Accounts/Revenue Allowances/Bad Debt Estimates — The Company relies on estimates to determine the bad debt expense and the adequacy of the reserve for doubtful accounts receivable. These estimates are based on the Company’s historical experience and the industry in which it operates. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, in the Medical Cost Containment business, the Company evaluates the collectibility of its accounts receivable based on a combination of factors, including historical collection ratios.

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

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gains or losses are reflected in operating expenses for the period. Maintenance and repair of property and equipment are charged to expense as incurred. Renewals and betterments are capitalized and depreciated. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposition of Long-lived Assets,” management periodically reviews the Company’s fixed assets for obsolescence, damage and impairment. This review indicates whether the assets will be recoverable based on estimated future cash flows on an undiscounted basis and determines if any impairment has occurred. If unrecoverable, the carrying value on long-lived assets are adjusted to fair value.

(j) Intangible Assets

Goodwill — Goodwill is reviewed at least annually for impairment and between annual tests in certain circumstances. In addition, SFAS No. 142 requires that goodwill be tested for impairment at least annually utilizing “fair value” methodology. We completed our most recent test at December 31, 2005, and we concluded that there was no further impairment of our goodwill from the interim impairment test conducted as of September 30, 2005 (See Note 9). To the extent that future cash flows differ from those projected in our analysis, fair value of the Company’s goodwill may be affected and may result in an impairment charge.

Other Intangibles — Other acquired intangible assets, consisting of customer relationships and provider networks, are being amortized on a straight-line over their estimated useful lives of 7 years.

The Company reviews the carrying values of acquired technology and intangible assets if the facts and circumstances suggest that they may be impaired. This evaluation indicates whether assets will be recoverable based on estimated future undiscounted cash flows. If the assets are not recoverable, an impairment charge is recognized if the carrying value exceeds the estimated fair value. See Note 9 concerning impairment charge during 2005.

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

Purchased technology and capitalized software are being amortized on a straight-line basis over their estimated useful lives of 3-12 years. Purchased technology and capitalized software and related accumulated amortization are removed from the accounts when fully amortized and are no longer being utilized.

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Research and Development — Software development costs incurred prior to the application development stage are charged to research and development expense when incurred. Research and development expense of approximately $3.2 million in 2005, $2.3 million in 2004, and $4.4 million in 2003 was recorded in selling, general and administrative expenses.

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

(l) Net Loss Per Share — Due to the net losses for the years ended December 31, 2005, 2004 and 2003 basic and diluted net loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding during the period. The following schedule sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(In thousands except for share and per share data)

Net loss applicable to common shareholders	$(105,294)	$(3,800)	$(5,000)

Common shares outstanding:
Weighted average common shares used in computing basic and diluted net loss per share	12,707,695	11,617,601	6,783,742
Plus incremental shares from assumed conversions:
Convertible preferred stock	—	—	—
Stock options	—	—	—
Warrants	—	—	—

Weighted average common shares used in computing basic and diluted net loss per share	12,707,695	11,617,601	6,783,742

Basic and diluted net loss per common share:	$(8.29)	$(0.33)	$(0.74)

However, the following shares were excluded from the calculation of net loss per share for the years noted because their effects would have been anti-dilutive:

	2005	2004	2003

Convertible preferred stock	13,333	13,333	13,333
Stock options	1,750,167	1,812,909	1,426,670
Warrants	857,215	900,049	1,460,994

	2,620,715	2,726,291	2,900,997

Additionally, 238,989 shares issuable upon conversion of $4.4 million in convertible notes (as a result of meeting the first revenue threshold in the fourth quarter of 2003) issued in connection with the Company’s acquisition of MedUnite in December 2002 are excluded from the calculation for years ended December 31, 2005, 2004, and 2003 because their effect would also be anti-dilutive.

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

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Under SFAS No. 123, as amended by SFAS No. 148, compensation cost for the Company’s stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. The assumptions underlying the fair value calculations of the stock option grants are presented in Note 13. Management has completed an analysis of the weighted average duration (or actual life) of their stock options and concluded that as of 2005, the appropriate estimated life is approximately 6 years. Had the Company adopted SFAS No. 123 in accounting for its stock option plans, the Company’s consolidated net loss and net loss per share for the years ended December 31, 2005, 2004 and 2003 would have been adjusted to the pro forma amounts indicated as follows:

	2005	2004	2003
	(In thousands except for per share data)

Net loss applicable to common shareholders, as reported	$(105,294)	$(3,800)	$(5,000)
Deduct: Total stock-based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(1,393)	(2,717)	(4,378)
Add back charges already taken for intrinsic value of options	73	115	—

Pro forma net loss	$(106,614)	$(6,402)	$(9,378)

Basic and diluted net income (loss) per common share:
As reported	$(8.29)	$(0.33)	$(0.74)
Pro forma	(8.39)	(0.55)	(1.38)

(1)	The following assumptions were used in the calculation of pro forma compensation expense for the periods presented:

Risk-free interest rate	4.0-4.6%	3.8%-4.8%	3.4%-4.4%
Expected life	6 years	6 years	10 years
Expected volatility	82%-85%	75%-77%	81%
Dividend yield	0%	0%	0%

(n) New Accounting Pronouncements — In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” or SFAS No. 154, which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 as of the beginning of fiscal 2006 and do not expect that the adoption of SFAS No. 154 will have a material impact on the Company’s consolidated financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation, or FIN, No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company was required to adopt the provisions of FIN No. 47 no later than the end of its 2005 fiscal year. The adoption of this Interpretation did not have any material impact on the Company’s consolidated financial position, results of operations or cash flows.

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

In December 2004, the FASB issued SFAS No. 123R, “Shared-Based Payments (Revised 2004).” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related guidance. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be estimated using option-pricing models adjusted for the unique characteristics of those instruments and will be recognized and expensed over the period which an employee is required to provide service in exchange for the award (usually the vesting period). Fair value is based on market prices (if those prices are publicly available). If not available, SFAS 123R does not specifically require the use of a particular model; however, the most common models are the Black-Scholes model and lattice (binomial) models. Additionally, modifications to an equity award after the grant date will require a compensation cost to be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the award immediately before the modification. The effective date of SFAS No. 123R is for interim and annual reporting periods beginning after December 15, 2005. The Company is in the process of evaluating the impact that will result from adopting SFAS No. 123R. The charge to income will be approximately $0.2 million per year for all options and warrants outstanding as of December 31, 2005.

(2) Acquisition of Businesses

(a) PlanVista — On March 2, 2004, the Company acquired all of the capital stock of PlanVista Corporation, a publicly-held company located in Tampa, Florida and Middletown, New York that provides medical cost containment and business process outsourcing solutions, including claims repricing services, for the medical insurance and managed care industries, as well as services for healthcare providers, including individual providers, preferred provider organizations and other provider groups, for 3,600,000 shares of ProxyMed common stock issued to PlanVista’s shareholders. In addition, ProxyMed assumed debt and other liabilities of PlanVista totaling $46.4 million, and incurred $1.3 million in acquisition related expenses. The value of these shares was $59.8 million based on the average closing price of ProxyMed’s common stock for the day of and the two days before and after the announcement of the definitive agreement on December 8, 2003 in accordance with EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in Purchase Business Combination”. Additionally, ProxyMed raised $24.1 million in a private placement sale of 1,691,227 shares of its common stock to various entities affiliated with General Atlantic Partners and Commonwealth Associates to partially fund repayment of PlanVista’s debts and other obligations outstanding at the time of the acquisition. The acquisition enables the Company to offer a new suite of products and services, provide new end-to-end services, increase sales opportunities with payers, strengthen business ties with certain customers, expand technological capabilities, reduce operating costs and enhance its public profile.

The Company had previously entered into a joint marketing agreement with PlanVista for the sale of PlanVista’s services in June 2003. As part of that agreement, PlanVista granted the Company a warrant to purchase

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

An allocation of the purchase price is as follows:

(In thousands)

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

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The original weighted average useful life of the customer relationships was approximately 12.0 years, the original weighted average useful life of the provider network was 10.0 years, and the original weighted average useful life of the technology platforms was 4.5 years. The valuation of PlanVista’s provider network and technology platforms was based on management’s estimates which included consideration of a replacement cost methodology. The value of the customer relationships was calculated on a discounted cash flow model. See Note 9 for impairment charge in 2005.

Additionally, the Company reduced the purchase price by $0.6 million related to the marketing agreement with PlanVista from June 2003 (shown as “other adjustments” in the preceding purchase price allocation table). The results of PlanVista’s operations have been included in the Company’s consolidated financial statements since March 2004 in its Transaction Services segment.

See Note 17 for litigation liabilities assumed in the acquisition of PlanVista.

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

All officers and employees of PlanVista, with the exception of PlanVista’s Chief Financial Officer, continued employment with the Company. In May 2004, PlanVista’s Chief Executive Officer announced his resignation and effective September 1, 2004, he became a consultant to the Company. Under the terms of this agreement, he is allowed to continue to vest in the stock options he received at the time of the acquisition of PlanVista (see Note 13).

Additionally, certain officers, directors and employees of PlanVista were granted options to purchase an aggregate of 200,000 shares of ProxyMed common stock at an exercise price of $17.74 per share. Of these original options granted, 173,120 were to vest two-thirds on the first anniversary date of the grant and one-third on the third anniversary date of the grant. Since the exercise price was less than the market price as of the date of issuance, the Company is recording periodic non-cash compensation charges over the vesting period of the options based on the intrinsic value method. For the year ended December 31, 2004, the Company recorded a non-cash compensation charge of $0.1 million for these options. Subsequent to the original issuance of these options, 10,608 stock options have been cancelled due to separation of employment with the Company. In addition, 68,543 granted to the PlanVista’s former Chief Executive Officer as a result of his resignation effective September 1, 2004 have been modified due to his change in employment status (see Note 13). The balance of 26,880 options was granted to PlanVista’s former Chief Financial Officer in connection with a consulting arrangement with him. Fifty percent of these options vested immediately upon the change of control and 25% vest on each of the three month and six month anniversaries of the change in control. The Company recorded a charge of approximately $0.1 million in compensation expense associated with this grant in the three months ended March 31, 2004 utilizing a Black-Scholes model using the following assumptions: risk-free interest rate of 1.2%, expected life of 9 months, expected volatility of 42% and no dividend yield.

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following unaudited pro forma summary presents the consolidated results of operations of ProxyMed and PlanVista as if the acquisitions of these businesses had occurred on January 1, 2004 and on January 1, 2003. These pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on that date, or of results that may occur in the future.

	2004	2003
	(In thousands except for per share data)

Revenues	$95,914	$104,644
Cost of sales	35,655	40,867
Selling, general and administrative expenses	50,373	49,282
Operating income (loss)	(881)	1,429
Interest expense, net	(2,227)	(2,064)
Net loss	(3,114)	(1,516)
Basic and diluted net loss per share of common stock	(0.25)	(0.13)

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

The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $20.3 million was recorded as goodwill (originally recorded at $22.4 million at December 31, 2002), none of which is deductible for income tax purposes (see Note 12). The weighted average useful life of the customer relationships at acquisition was approximately 10 years and the weighted average useful life of the purchased technology is 4.2 years. The valuation of MedUnite’s real-time processing platform was based on management’s estimates which included consideration of utilizing a replacement cost methodology while the value of the customer relationships was calculated on a discounted cash flow model. The results of MedUnite’s operations have been included in the Company’s consolidated financial statements since January 1, 2003 in its Transaction Services segment.

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

Of the original $13.4 million in principal amount, $4.0 million was held in escrow until December 31, 2003 as a source for limited indemnification conditions of the acquisition. In the fourth quarter of 2003, the escrow agent accepted a claim of $0.4 million from ProxyMed. This claim was settled with the Company via a cash payment of $0.1 million (paid out of undistributed interest received) and an offset against the escrow of $0.3 million. As such, the Company recorded an adjustment to goodwill. The escrow was released on December 31, 2003 and convertible notes totaling $3.7 million were distributed to the former shareholders of MedUnite. The total amount of convertible notes as of December 31, 2004 is $13.1 million. Additionally, as a result of the reduction in principal, the notes are

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

now convertible into 716,968 shares of the Company’s common stock subject to achieving the revenue triggers. As of December 31, 2005, none of the remaining triggers have been achieved.

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

As a result of the acquisition, all notes payable, convertible notes and related accrued interest to MedUnite’s shareholders with a carrying value of $23.4 million (except for a $2.3 million note payable issued to NDCHealth Corporation (“NDCHealth”) in August 2001, plus $0.2 million of accrued interest on this note, and a $2.6 million note payable issued to NDC on December 31, 2002, (together known as the “NDCHealth Debt”) were cancelled. Additionally, as part of the acquisition, NDCHealth released MedUnite from $4.0 million of the NDCHealth Debt and agreed to amend certain existing MedUnite agreements in favor of future relationships with ProxyMed to be entered into in good faith. The remaining $1.1 million was included in accrued expenses at December 31, 2002, and ultimately refinanced under the note payable described below in April 2003.

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

The Company believes the divested manufacturing assets were not a component of an entity because the operations and cash flows could not be clearly distinguished, operationally and for financial purposes, from the rest of the entity. Accordingly, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” failure to meet such a condition precluded these assets from being presented as discontinued operations.

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Mr. Lettko received a grant of options for the purchase of 400,000 common shares at the price at which the Company’s shares closed on the Nasdaq system on May 10, 2005 and vesting monthly pro rata over a 4 year period. In addition, Mr. Lettko received a grant of 200,000 options to vest in four equal amounts when the Company’s share price reaches $15, $20, $25, and $30, respectively. Mr. Lettko is obligated to purchase no less than $500,000 unregistered Company shares at the price at which the Company’s shares closed on the Nasdaq system on May 10, 2005.

(b) Series B Warrants — In December 2002, 34,500 of Series B Preferred warrants were converted into an equivalent number of common shares for $0.5 million in cash. Since December 31, 2002, no Series B Warrants are outstanding.

(c) Series C Preferred Stock — On December 13, 2001, the Company offered to convert its then outstanding Series C 7% Convertible Preferred Stock (the “Series C Preferred Stock”) into shares of Common Stock at a reduced conversion price (the “Conversion Offer”). For a period of sixty days ending February 11, 2002, the holders of the Series C Preferred Stock were able to convert such shares at a reduced conversion price of $13.05 per share instead of the original conversion price of $15.00. A deemed dividend charge of $0.6 million was recorded in the first quarter of 2002 for conversions of 31,650 shares of Series C Preferred Stock into 242,508 shares of Common Stock consummated after the 2001 year-end. Subsequent to the Conversion Offer, 1,000 shares of Series C Preferred Stock were converted into 6,666 shares of Common Stock. As of both December 31, 2005 and 2004, there were 2,000 unconverted shares of Series C Preferred Stock, which are convertible into 13,333 shares of Common Stock.

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(d) Series C Warrants — In 2002, 8,333 Series C Warrants were converted into 1,190 shares of Common Stock. As of December 31, 2004, Series C Warrants remain outstanding to purchase 42,833 of shares of Common Stock. These remaining Series C Warrants expired in June 2005.

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

Additionally, at December 31, 2005, there are 13,333 warrants exercisable at $149.40 through June 2007 issued in connection with a 1997 business transaction consummated by the Company.

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

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

June 30, 2004. Due to the bundling of our products and services, it is impractical to break revenue by product within each segment.

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Net revenues by operating segment:
Transaction Services	$66,042	$71,304	$46,673
Laboratory Communication Solutions	11,477	18,942	24,883

	$77,519	$90,246	$71,556
Net revenues by geographic location:
Domestic	$77,519	$90,140	$70,340
International(1)	—	106	1,216

	$77,519	$90,246	$71,556
Operating income (loss) by operating segment:
Transaction Services	$(104,415)	$(3,115)	$(920)
Laboratory Communication Solutions	1,238	1,938	1,119
Corporate	—	(797)	(3,841)

	$(103,177)	$(1,974)	$(3,642)
Depreciation and amortization by operating segment:
Transaction Services	$8,788	$8,718	$4,754
Laboratory Communication Solutions	517	823	1,369
Corporate	—	222	193

	$9,305	$9,763	$6,316
Capital expenditures and capitalized software by operating segment:
Transaction Services	$2,355	$3,957	$3,345
Laboratory Communication Solutions	497	392	602
Corporate	—	—	80

	$2,852	$4,349	$4,027
Total assets by operation segment:
Transaction Services	$63,186	$173,061	$54,052
Laboratory Communication Solutions	12,455	11,342	12,053
Corporate	—	—	7,025

	$75,641	$184,403	$73,130

(1)	All amounts are transacted in US Dollars

(6)  Investment in Warrant

In June 2003, the Company entered into a joint marketing and distribution agreement with PlanVista to provide the Company’s electronic healthcare transaction processing services and PlanVista’s network access and repricing service product as an integrated package to existing and prospective payer customers. As part of the agreement, PlanVista granted the Company a warrant to purchase 15% of the number of outstanding shares of PlanVista common stock on a fully-diluted basis as of the time of exercise for $1.95 per share. The warrant was exercisable

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

immediately and expired in December 2003. The warrant was being accounted for at its cost under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” since it did not meet the conditions necessary to be accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Upon expiration of the warrant in December 2003, the Company recorded an impairment loss in the amount $0.5 million (representing the initial value of the warrant and calculated using a Black Scholes model) which is reflected in other expense in the Company’s consolidated statement of operations for the year ended December 31, 2003.

Additionally, the initial value of the warrant of approximately $0.5 million along with additional amounts of $0.4 million received by the Company under the agreement was being amortized as a reduction of cost of sales over 36 months. Amortization related to these items was $0.1 million for the year ended December 31, 2004. Upon the consummation of its acquisition of PlanVista on March 2, 2004, the Company wrote off the $0.6 million of remaining unamortized amount as part of the purchase price of the acquisition (see Note 2(a)).

(7)	Inventory

Inventory at December 31 consists of the following:

	2005	2004
	(In thousands)

Materials, supplies and component parts	$290	$651
Work in process	84	32
Finished goods	656	1.098

	1,030	1,781
Less: Obsolescence reserve	—	(6)

	$1,030	$1,775

(8)	Property and Equipment

Property and equipment at December 31 consists of the following:

			Estimated
	2005	2004	Useful years
	(In thousands)

Furniture, fixtures and equipment	$2,263	$1,763	$4 to 7 years
Computer hardware and software	12,851	10,132	2 to 5 years
Service vehicles	141	139	5 years
Leasehold improvements	603	1,087	Life of lease
Revenue earning equipment	1,327	1,302	3 to 5 years

	17,185	14,423
Less: accumulated depreciation	(12,863)	(9,622)

Property and equipment, net	$4,322	$4,801

Depreciation expense was $2.7 million in 2005, $3.3 million in 2004, and $3.1 million in 2003. Accumulated depreciation for revenue earning equipment at December 31, 2005 and 2004 was $0.3 million and $0.3 million, respectively.

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(9)  Goodwill and Other Intangible Assets

Goodwill — The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. As a result of our stock price decline, a decrease in our revenues and a restructuring plan we initiated during the third quarter of 2005, we performed an interim goodwill impairment test as of September 30, 2005. In accordance with the provisions of SFAS No. 142, we performed a discounted cash flow analysis which indicated that the book value of the Transaction Services segment exceeded its estimated fair value. Step 2 of this impairment test, as prescribed by SFAS No. 142 led us to conclude that an impairment of our goodwill had occurred. In addition, as a result of our goodwill analysis, we also performed an impairment analysis of our long-lived assets in our Transaction Services segment in accordance with SFAS No. 144. This impairment analysis indicated that the carrying value of certain finite-lived intangible assets was greater than their expected undiscounted future cash flows. As a result, we concluded that these intangible assets were impaired and adjusted the carrying value of such assets to fair value. In addition, we also reduced the remaining useful lives of these intangible assets based on the foregoing analysis. Accordingly, we recorded a non-cash impairment charge of $95.7 million at September 30, 2005 in our Transaction Services segment. The charges included $68.1 million impairment of goodwill and $27.6 million impairment of certain other intangibles. No further decline was noted as of our annual testing conducted at December 31, 2005.

In June 2005, we performed an impairment analysis of certain finite-lived intangible assets in our Laboratory Communication Solutions segment due to substantial decrease in revenues from one of our customers. This impairment analysis indicated that the carrying value of certain finite-lived intangible assets was greater than their expected undiscounted future cash flows, as a result, we concluded that these intangible assets were impaired and adjusted the carrying value of such assets to fair value by approximately $0.7 million.

The changes in the carrying amounts of goodwill, net, for the years ending 2005 and 2004 by operating segment are as follows:

	Transaction	Laboratory
	Services	Solutions	Total
	(In thousands)

Balance as of December 31, 2003	$28,673	$2,102	$30,775
Goodwill acquired during 2004	62,829	—	62,829

Balance as of December 31, 2004	91,502	2,102	93,604
Adjustments to goodwill	875	—	875
Write off	(68,035)	—	(68,035)

Balance as of December 31, 2005	$24,342	$2,102	$26,444

Other Intangible Assets — The carrying amounts of other intangible assets as of December 31, 2005 and 2004 by category, are as follows:

	December 31,			December 31,
	2005			2004
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)

Capitalized software	$3,133	$(1,429)	$1,704	$2,661	$(769)	$1,892
Purchased technology	8,852	(4,791)	4,061	10,342	(4,738)	5,604
Customer relationships	13,747	(6,454)	7,293	34,283	(4,324)	29,959
Provider network	7,565	(2,744)	4,821	16,200	(1,350)	14,850

	$33,297	$(15,418)	$17,879	$63,486	$(11,181)	$52,305

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Estimated Useful Lives

Capitalized software	3 — 5 years
Purchased technology	3 — 12 years
Customer relationships	7 years
Provider network	7 years

Amortization expense of other intangibles was $3.2 million, $6.5 million and $6.6 million for the years ended December 31, 2003, 2004 and 2005, respectively.

As of December 31, 2005, estimated future amortization expense of other intangible assets in each of the years 2006 through 2010 is as follows:

(In thousands)

2006	$6,516
2007	5,729
2008	4,293
2009	1,786
2010	1,733

$20,057

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(10)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31 consist of the following:

	2005	2004
	(In thousands)

Accounts payable	$4,165	$2,072
Accrued payroll and related costs	3,598	3,196
Accrued vendor rebates and network fees payable	2,292	2,825
Accrued professional fees	546	1,645
Other accrued expenses	3,408	3,899

Total accounts payable and accrued expenses	$14,009	$13,637

Other accrued expenses include the current portion of capital leases payable, customer deposits, estimated property and other non-income based taxes.

(11)	Debt Obligations

(a) Revolving Credit Facility and Term Debt — On December 7, 2005, the Company and certain of its wholly-owned subsidiaries, entered into a security and purchase agreement (the “Loan Agreement”) with Laurus Master Fund, Ltd. (“Laurus”) to provide up to $20 million in financing to the Company.

Under the terms of the Loan Agreement, Laurus extended financing to the Company in the form of a $5.0 million secured term loan (the “Term Loan”) and a $15.0 million secured revolving credit facility (the “Revolving Credit Facility”). The Term Loan has a stated term of five (5) years and will accrue interest at Prime plus 2%, subject to a minimum interest rate of 8%. The Term Loan is payable in equal monthly principal installments of approximately $89,300 plus interest until the maturity date on December 6, 2010. The Revolving Credit Facility has a stated term of three (3) years and will accrue interest at the 90 day LIBOR rate plus 5%, subject to a minimum interest rate of 7%, and a maturity date of December 6, 2008 with two (2) one-year options at the discretion of Laurus. Additionally, in connection with the Loan Agreement, the Company issued 500,000 shares of its Common Stock, par value $0.001 per share (the “Closing Shares”) to Laurus that were valued at approximately $2.4 million at the time of issuance.

The Company granted Laurus a first priority security interest in substantially all of the Company’s present and future tangible and intangible assets (including all intellectual property) to secure the Company’s obligations under the Loan Agreement. The Loan Agreement contains various customary representation and warranties of the Company as well as customary affirmative and negative covenants, including, without limitation, limitations on liens of property, maintaining specific forms of accounting and record maintenance, and limiting the incurrence of additional debt. The Loan Agreement does not contain restrictive covenants regarding minimum earning requirements, historical earning levels, fixed charge coverage, or working capital requirements. The Company can borrow up to three times trailing 12-month of historical earnings, as defined in the agreement

The Loan Agreement also contains certain customary events of default, including, among others, non-payment of principal and interest, violation of covenants, and in the event the Company is involved in certain insolvency proceedings. Upon the occurrence of an event of default, Laurus is entitled to, among other things, accelerate all obligations of the Company. In the event Laurus accelerates the loans, the amount due will include all accrued interest plus 120% of the then outstanding principal amount of the loans being accelerated as well as all unpaid fees and expenses of Laurus. In addition, if the Revolving Credit Facility is terminated for any reason, whether because of a prepayment or acceleration, there shall be paid an additional premium of up to 5% of the total amount of the Revolving Credit Facility. In the event the Company elects to prepay the Term Loan, the amount due shall be the accrued interest plus 115% of the then outstanding principal amount of the Term Loan. Due to certain subjective

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

acceleration clauses contained in the agreement and a lockbox arrangement, the revolving credit facility is classified as current in the accompanying consolidated balance sheet.

The Company used the proceeds from the Loan Agreement primarily to repay existing senior debt to Wachovia Bank, National Corporation and for working capital.

On April 18, 2005, the Company closed a new three year, $15.0 million senior asset based facility which was secured by all assets of the combined entities with Wachovia Bank, N.A. The loan was based on qualified accounts receivable and historical cash flows. It bore interest at LIBOR plus 2.7% and was paid monthly in arrears. The $15.0 million loan would have reduced to $12.5 million in June 2006 and was all due at maturity on April 17, 2008, absent an event of default. The Company used the proceeds from this facility and some of its cash to pay approximately $18.9 million which constituted all of the Company’s previous senior related party debt obligation and notes outstanding to former directors of PlanVista including all accrued interest.

During the second quarter of 2005, the Company defaulted on a financial covenant under this credit facility. It subsequently obtained a waiver of this default and has renegotiated the covenant. The Company was compliant with all covenants during the third quarter of 2005. This senior asset based facility was refinanced with funds from Laurus as noted above.

(b) Senior Debt — As a result of the acquisition of PlanVista, the Company assumed and guaranteed a $20.4 million secured obligation to PVC Funding Partners, LLC, an owner of approximately 20% of the outstanding Common Stock of the Company. This obligation was payable in monthly installments of $0.2 million and matured with a balloon payment of $17.6 million on May 31, 2005. It originally bore an interest rate of 6%, payable monthly in cash, which increased to 10% on December 1, 2004. Under the covenants of the senior debt obligation, PlanVista (as a wholly-owned subsidiary) was limited in its ability to transfer cash to ProxyMed (as the parent company). Additionally, the assets of PlanVista were not eligible collateral for the Company’s asset-based line of credit due to covenants of the senior debt. At December 31, 2004, the balance of this senior debt was $18.4 million. On April 18, 2005, this secured obligation was repaid using funds from the new senior asset based facility with Wachovia Bank, N.A.

(c) Convertible Notes — The 4% convertible promissory notes are uncollateralized and mature on December 31, 2008. Interest is payable quarterly in cash in arrears. The notes were convertible into an aggregate of 731,322 shares of the Company’s common stock (based on a conversion price of $18.323 per share which was above the traded fair market value of the Company’s common stock at December 31, 2002) if the former shareholders of MedUnite achieve certain aggregate incremental revenue based targets over a baseline revenue of $16.1 million with the Company over the next three and one-half year period as follows: (i) one-third of the principal if incremental revenues during the measurement period from January 1, 2003 through June 30, 2004 are in excess of $5.0 million; (ii) one-third of the principal if incremental revenues during the measurement period from July 1, 2004 through June 30, 2005 are in excess of $12.5 million; and (iii) one-third of the principal if incremental revenues during the measurement period from July 1, 2005 through June 30, 2006 are in excess of $21.0 million. Amounts in excess of any measurement period will be credited towards the next measurement period; however, if the revenue trigger is not met for any period, the ability to convert that portion of the principal is lost. In the fourth quarter of 2003, the first revenue target was met. No other triggers have been met through December 31, 2005.

Of the original $13.4 million in principal amount, $4.0 million was held in escrow until December 31, 2003 as a source for limited indemnification conditions of the acquisition. In the fourth quarter of 2003, the escrow agent accepted a claim of $0.4 million from ProxyMed. This claim was settled with the Company via a cash payment of $0.1 million (paid out of undistributed interest received) and an offset against the escrow of $0.3 million. As such, the Company recorded an adjustment to goodwill. The escrow was released on December 31, 2003 and convertible notes totaling $3.7 million were distributed to the former shareholders of MedUnite. The total amount of convertible notes as of December 31, 2005 and 2004 is $13.1 million. Additionally, as a result of the reduction in principal, the

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

notes are now convertible into 716,968 shares of the Company’s common stock subject to achieving the revenue triggers.

(d) Notes Payable — In February 2003, the Company financed $0.3 million for a certain liability insurance policy required for the MedUnite acquisition over 24 months at 5.25% to a third-party. As of December 31, 2004, this note had been paid in full, however, due to timing provisions in the note, it is collateralized by a letter of credit in the amount of $50,000 which is supported with restricted cash through February 2005.

In March 2003, the Company restructured $3.4 million in accounts payable and accrued expenses acquired from MedUnite and outstanding at December 31, 2002 to one vendor by paying $0.8 million in cash and financing the balance of $2.6 million with an unsecured note payable over 36 months at 8% commencing in March 2003. At December 31, 2005 and 2004, the balance of this note payable is $0.1 million and $1.1 million respectively.

In April 2003, the Company financed a net total of $2.0 million ($2.8 million in accounts payable and accrued expenses offset by $0.8 million in accounts receivable) existing at December 31, 2002 from MedUnite to NDCHealth by issuing an unsecured note payable over 24 months at 6%. At December 31, 2004, and 2005, the balance of this note payable is $0.8 million and $0.1 million respectively.

As a result of the acquisition of PlanVista, the Company also assumed notes payable to two former board members of PlanVista. The combined balance of these notes is $0.5 million at December 31, 2004. One of these board members was appointed as a director of ProxyMed as a result of the acquisition. These notes bore interest at prime plus 4% and a total of $0.2 million in interest was accrued at December 31, 2004. Both principal and interest were due on December 1, 2004; however, repayment of principal and accrued interest are expressly subordinated to prior payment of the Senior Debt, both of which were repaid in April 2005.

The Company also assumed an unsecured note payable that financed a certain liability policy of PlanVista that was required as part of the acquisition. This note bears interest at 8.5% and is payable to a third-party. As of December 31, 2004, the balance of this note had been paid in full.

Debt as of December 31 consists of the following:

	2005	2004
	(In thousands)

Related party debt	$—	$18,394
Convertible debt	13,137	13,137
Line of credit	7,498	—
Notes payable	4,420	2,384

	25,055	33,915
Less: current maturities	(8,583)	(20,572)

	$16,472	$13,343

As of December 31, 2005, debt payments over the next several years are as follows. The amounts assume no conversion of the convertible notes:

(In thousands)

2006	$8,583
2007	786
2008	13,997
2009	941
2010	748

$25,055

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(12)	Income Taxes

The income tax provision for the years ended December 31 is as follows:

	2005	2004	2003
	(In thousands)

Current:
Federal	$—	$—	$
State	—	40		—

	—	40		—

Deferred:
Federal	—	—		—
State	—	—		—

Income tax provision	$—	$40		$—

This income tax provision differs from the amount computed by applying the statutory federal income tax rate to the net loss reflected on the Consolidated Statements of Operations in the three years ended December 31 due to the following for the years indicated:

	2005		2004		2003
	$ Amount	%	$ Amount	%	$ Amount	%
	(In thousands)

Federal income tax benefit at statutory rate	(35,799)	(34.0)	(1,278)	(34.0)	(1,700)	(34.0)
State income tax benefit	(2,562)	(2.4)	(133)	(3.5)	(174)	(3.5)
Non-deductible items	13,907	13.2	(90)	(2.4)	205	4.1
Increase in valuation allowance	24,454	23.2	1,541	41.1	1,669	33.4

Total provision	$—	—	$40	1.2%	$—	—

The significant components of the deferred tax asset account are as follows at December 31, 2005 and 2004:

	2005	2004
	(In thousands)

Net operating losses — Federal	$73,408	$69,110
Net operating losses — State	8,548	8,048
Depreciation and amortization	7,747	—
Capitalized start up costs	1,456	3,951
Other — net	4,627	3,889

Total deferred tax assets	95,786	84,998
Less valuation allowance	(95,786)	(71,054)

Net deferred tax assets	—	13,944
Depreciation and amortization	—	(13,944)

Net deferred tax assets	$—	$—

Based on the weight of available evidence, a valuation allowance has been provided to offset the entire net deferred tax asset amount.

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Total net operating loss carryforwards at December 31, 2005, are $235.4 million, of which $84.4 million and $54.5 million are attributed to the acquisitions of PlanVista and MedUnite, respectively. These net operating losses will expire between 2013 and 2025. Due to the changes in ownership control of the Company at various dates, as defined under Internal Revenue Code Section 382, net operating losses are limited in their availability to offset current and future taxable income. The annual limitations range from $1.9 million to $11.5 million.

As a result of the change in ownership of MedUnite, the deferred tax asset attributable to MedUnite’s acquired net operating loss carryforward was adjusted by approximately $22 million, which represents the amount of net operating loss that will expire unutilized.

Total income tax payments during the year ended December 31, 2004 were $78,000 which includes $53,600 related to PlanVista pre-acquisition periods. Total income tax payments during the year ended December 31, 2005, were $0.9 million as related to the payments made to the State of New York.

(13)	Stock Options

ProxyMed has various stock option plans for employees, directors and outside consultants, under which both incentive stock options and non-qualified options may be issued. Under such plans, options to purchase up to 2,030,567 shares of common stock may be granted. Options may be granted at prices equal to the fair market value at the date of grant, except that incentive stock options granted to persons owning more than 10% of the outstanding voting power must be granted at 110% of the fair market value at the date of grant. In addition, as of December 31, 2005, options for the purchase of 49,753 shares to newly-hired employees remained outstanding. Stock options issued by ProxyMed generally vest within three or four years or upon a change in control of the Company, and expire up to ten years from the date granted. Stock option activity was as follows for the three years ended December 31, 2005:

			Weighted Average
	Options Available	Options	Exercise Price
	for Grant	Outstanding	of Options

Balance, December 31, 2002	575,042	1,084,555	$23.27
Options authorized	—	—	—
Options granted	(443,750)	443,750	$13.25
Options exercised	—	(556)	$12.00
Options expired/forfeited	90,521	(101,080)	$36.09

Balance, December 31, 2003	221,813	1,426,669	$19.26
Options authorized	750,000	—	—
Options granted	(537,253)	537,253	$14.96
Options exercised	—	(1,558)	$10.14
Options expired/forfeited	142,835	(149,455)	$30.80

Balance, December 31, 2004	577,395	1,812,909	$17.04
Options authorized	—	—
Options granted	(991,938)	991,938	$5.90
Options exercised	—	—	—
Options expired/forfeited	1,054,680	(1,054,680)	$18.40

Balance, December 31, 2005	640,137	1,750,167	$9.91

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information regarding outstanding and exercisable options as of December 31, 2005:

		Weighted Average
		Remaining
Range of	Number	Contractual Life	Weighed Average	Number	Weighted Average
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$ 3.55 — $ 15.00	1,305,785	5.8	$6.81	360,912	$9.05
$15.01 — $ 18.00	250,299	3.7	$17.09	185,409	$17.02
$18.01 — $ 23.00	190,750	2.5	$19.96	188,061	$19.97
$23.01 — $107.85	3,333	2.6	$105.60	3,332	$105.60

	1,750,167			737,714

The following table summarizes information regarding options exercisable as of December 31:

	2005	2004	2003

Number exercisable	737,714	996,673	825,448
Weighted average exercise price	$14.27	$19.40	$22.73

The weighted average grant date fair value of options granted ($2.04 in 2005, $10.51 in 2004, and $10.63 in 2003) was estimated using the Black-Scholes option pricing model in 2003 and 2004 and a Lattice model in 2005 with the following weighted average assumptions:

	2005	2004	2003

Risk-free interest rate	4.43%	4.18%	4.08%
Expected life	6.0 years	6.0 years	10.0 years
Expected volatility	84.0%	76.2%	80.8%
Expected dividend yield	0.0%	0.0%	0.0%

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

In October 2003, the Compensation Committee approved grants of 125,000 and 50,000 stock options at an exercise price of $15.90 per share to the Company’s then current chairman/chief executive officer and president/chief operating officer, respectively. Such options are for a ten-year term and vest equally over three years from the date of grant. Of these grants, 16,667 are still outstanding as of December 31, 2005, to our former Chief Operating Officer.

In connection with the commencement of employment of the Company’s new chief financial officer in December 2003, the Company granted this executive a total of 100,000 stock options at an exercise price of $16.01

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

per share. Such options are for a ten-year term and vest equally over three years from the date of grant. All stock options expired in August 2005 upon the termination of the CFO.

During the year ended December 31, 2004, the Company granted 360,373 stock options to officers and employees at exercise prices between $7.18 and $20.05 per share. Such options are for a ten-year term and generally vest equally over the three or four years following the date of the grant. However, of these options, 173,120 options granted to employees of PlanVista upon its acquisition by ProxyMed will vest two-thirds on the first anniversary date of the grant and one-third on the third anniversary date of the grant. Since these options were granted at an exercise price of $17.74, which was below the $19.00 market price at the time of issuance, the Company records periodic non-cash compensation charges over the vesting period of the options based on the intrinsic value method. For the year ended December 31, 2004, and 2005, the Company recorded charges of $0.1 million and $0.1 million respectively for these options.

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

In December 2004, the Company’s new chairman and interim chief executive officer was granted stock options to purchase 75,000 shares of the Company’s Common Stock at an exercise price of $7.10 per share in connection with his consulting agreement with the Company. Such options are for ten years and vest equally over the next 12 months at the rate of 6,250 per month. These options ceased to vest upon the termination of the Consulting Agreement in May 2005 and resulted in a compensation charge of approximately $87,000. A compensation charge

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

of $14,400 for these stock options was recorded after each monthly vesting amount based on a Black-Scholes model using the following assumptions: risk-free interest rate of 2.9%, expected life of 2 years, expected volatility of 55% and no dividend yield. Subsequently in January 2005, he was granted stock options to purchase another 25,000 shares of the Company’s Common Stock at $9.87 per share in his capacity as chairman of the board. Such options were for ten years and vest equally over the next twelve months at the rate of 2,083 per month. There is no compensation charge associated with these options.

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

In October 2005, the compensation committee approved grants of 50,000 stock options at an exercise price of $3.55 per share to its chief financial officer. Such options are for a ten-year term and vest over four years.

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(14)	Supplemental Disclosure of Cash Flow Information

	Year Ending December 31,
	2005	2004	2003
	(In thousands)

Cash paid for interest	$2,053	$1,875	$932
Cash paid for income taxes	880	—	—
Increase in purchase price of acquisition of PlanVista related to settlement of New York state tax liability	875	—	—
Acquisition of businesses:
Common stock issued for businesses acquired	—	59,760	—
Debt issued for businesses acquired	—	—	—
Other acquisition costs accrued	—	1,328	—
Other non-cash adjustments	—	(642)	—
Details of acquisitions:
Working capital components, including cash acquired	—	(388)	—
Property and equipment	—	(658)	—
Goodwill	—	(62,829)	—
Intangible assets acquired:
Customer Relationships	—	(24,600)	—
Purchased Technology	—	(1,180)	—
Provider Network	—	(16,200)	—
Long-term debt	—	44,889	—
Other long-term liabilities, net	—	520	—

Cash acquired in acquisitions	—	782	—

Net cash acquired from acquisitions	$—	$782	$—

Disposition of assets:
Detail of disposition:
Working capital components, other than cash	$—	$3,742	$—
Property and equipment, net	—	757	—

Net cash provided from disposition	$—	$4,499	$—

Non-cash financing activities:
Issuance of 500,000 shares of Common Stock in conjunction with revolving credit facility and term debt with Laurus	$2,370	$—	$—

(15)  Concentration of Credit Risk

Substantially all of ProxyMed’s accounts receivables are due from healthcare providers, such as physicians and various healthcare institutional suppliers (payers, laboratories and pharmacies). Collateral is not required.

For the years ended December 31, 2005, 2004 and 2003 approximately 8%, 8% and 15%, respectively, of consolidated revenues and for all three periods approximately 10% of revenues in the Transaction Services segment, were from NDCHealth, a former shareholder of MedUnite.

Additionally, for the years ended December 31, 2005 and 2004 and 2003, approximately 7%, 9% and 12% of consolidated revenues, and 50%, 45% and 34% of Laboratory Communication segment revenues, respectively were

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

from a single customer for the sale, lease and service of communication devices. The potential loss of this customer would materially affect the Company’s Laboratory Communication Solutions segment operating results.

(16)  Employee Benefit Plans

(a) 401(k) Savings Plan — ProxyMed has a 401(k) retirement plan for substantially all employees who meet certain minimum lengths of employment and minimum age requirements. Contributions may be made by employees up to the lessor of 60% of their annual compensation, or the maximum IRS limit. Discretionary matching contributions are approved or declined by the Company’s board of directors each year. There were no matching contributions during 2005, 2004 or 2003. Funding of matching contributions each year may be offset by forfeitures from terminated employees. As of December 31, 2005 and 2004, there was approximately $0.3 million in available forfeitures that the Company intends to use to offset future matching contributions. In January 2006, the Company used $0.1 million of the available forfeitures to fund matching contributions.

At the time the Company acquired PlanVista in March 2004 (see Note 2(a)), eligible PlanVista employees were immediately able to participate in the ProxyMed 401(k) Plan. The Company has filed a plan of termination for the PlanVista 401(k) Plan with the Internal Revenue Service. During the fourth quarter of 2005, the Company received approval from the IRS to terminate the Plan.

(b) Self-Insurance — In July 2004, the Company commenced a program of self-insuring its medical and dental insurance plans. Prior to this time, the Company participated in several premium only plans with various insurance carriers. Under this self-insurance arrangement, the Company pays a third-party administrator to handle claims processing and other administrative functions. For medical and dental insurance claims, the Company has purchased “stop-gap” coverage which limits its claims exposure on a per employee basis. For disability insurance, there is no such limitation. For the years ended December 31, 2005 and 2004, the Company accrued $0.6 million and $1.3 million respectively towards its self-insurance exposure. Through fiscal year 2005, approximately $3.5 million in claims have been paid under this self-insurance program. This represents amounts set aside for claims in 2005 and for amounts set aside in 2004 that were not actually paid until 2005. The self-insurance program was cancelled as of December 31, 2005 and the Company’s employees are now covered under a commercial carrier for its medical and dental plans.

(c) Deferred Compensation Plan — As part of our acquisition of PlanVista, the Company has a deferred compensation plan with three former officers of PlanVista and its predecessor companies. The deferred compensation, which together with accumulated interest is accrued but unfunded, is distributable in cash after retirement or termination of employment, and amounted to approximately $0.7 million and $0.8 million at December 31, 2005 and 2004, respectively. All participants began receiving such deferred amounts, together with interest at 12% annually, at age 65.

(17)  Contingencies

(a) Litigation — In December of 2001, Insurdata Marketing Services, Inc., referred to as IMS, filed a lawsuit against HealthPlan Services, Inc., referred to as HPS, a former subsidiary of PlanVista, for unspecified damages in excess of $75,000. The complaint alleges that HPS failed to pay commissions to IMS pursuant to an arbitration award rendered in 1996. On January 10, 2005, the court granted summary judgment to IMS on the issue of liability for the arbitration award. The Company filed an appeal on the issue of liability. On September 26, 2005, the Company entered into a settlement to pay a total of $775,000 in exchange for a release from the entire claim, with an initial payment of $225,000 and the rest due in equal installments over five subsequent months. The Company is paying these installments in accordance with the settlement agreement.

In early 2000, four named plaintiffs filed a class action against Fidelity Group, Inc., referred to as Fidelity, HPS, Third Party Claims Management, and others, for unspecified damages, and the action is currently pending in the United States District Court for the District of South Carolina, Charleston division. The complaint stems from

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

the failure of a Fidelity insurance plan, and alleges unfair and deceptive trade practices; negligent undertaking; fraud; negligent misrepresentation; breach of contract; civil conspiracy; and RICO violations against Fidelity and its contracted administrator, HPS. Two principals of the Fidelity plan have been convicted of insurance fraud and sentenced to prison in a separate proceeding. The class was certified and such certification was eventually upheld on appeal. Shortly after the case was remanded to the trial judge as a certified class for further discovery, the Company filed a motion to de-certify the matter based upon evidence not available to the trial judge when he first certified the class. While that motion was pending, the parties agreed to mediate the case before the trial judge. The mediation was successful and the parties agreed orally to settle the matter. The Company believes that its obligations under the settlement will be paid by its insurance carrier. Although the Company is currently working to finalize a formal settlement agreement, notice of class settlement, and preliminary order approving the settlement, there can be no assurance that the settlement will be approved or that objections will not be raised.

In 2004, the Company filed a tax appeal in the State of New York contesting a Notice of Deficiency issued by the State of New York to PlanVista Solutions, Inc. The notice involved taxes claimed to be due for the tax years ending December 31, 1999, through December 31, 2001. The amount due, including interest and penalties through September 30, 2005, is $3.1 million. The Company recently withdrew the tax appeal and entered into an installment payment agreement with the State of New York. Payment on the tax liability was repaid in a lump sum of $500,000 before October 30, 2005, and the remainder in equal installments that began in November 2005 with the State of New York. The Company entered into an agreement with a third party tax service provider to be reimbursed for 70% of the liability ultimately agreed to with the State of New York, but not to exceed $2 million. The Company received the $2.0 million payment from the third party in September 2005.

In December 2004, Honolulu Disposal Service, Inc. et al, referred to as HDSI, sued American Benefit Plan Administrators, Inc., referred to as ABPA, a former subsidiary of PlanVista Corporation, in the Circuit Court of the First Circuit of the State of Hawaii, alleging damages of $5,700,000 for failure to properly conduct payroll audits during the period of 1982 through 1996. The case was removed to the U.S. District Court for the District of Hawaii. Substantial discovery has taken place. ABPA has filed a motion for summary judgment seeking judgment in its favor on all claims in the case; that motion is scheduled to be heard by the federal court on March 6, 2006. If the case is not resolved via summary judgment, trial is scheduled for May 9, 2006. The Company is contesting the plaintiffs’ claims vigorously, but is unable to predict the outcome of the case or any potential liability. The Company tendered the defense and indemnity for the HDSI lawsuit to Hawaii Laborers Pension Trust Fund et al, referred to as HLPTF. HLPTF agreed to advance post-tender defense costs to ABPA, subject to a reservation of rights as to their contractual duties, but then filed a lawsuit for declaratory relief in June 2005, seeking a judicial determination on this issue of their duty to defend and/or indemnify ABPA in the HDSI action. Trial in that case is in the same federal court and is set for July 25, 2006. ABPA is vigorously defending the HLPTF suit and seeks from HLPTF indemnification for its defense costs and for any liability for damages, pursuant to the business contracts at issue in the HDSI litigation.

The Company has been named as a defendant in an action filed in December 2005 in the Eastern District of Wisconsin by Metavante Corporation. Metavante claims that the Company use of the name “MedAvant” and the logo in connection with healthcare transaction processing infringes trademark rights allegedly held by Metavante. Metavante has sought unspecified compensatory damages and injunctive relief. The Company believes that this action is without merit, and it is vigorously defending the Company’s use of the name MedAvant and its logo. The Company does not believe the proceeding will have a material adverse effect on its business, financial condition, results of operations or cash flows.

From time to time, the Company is a party to other legal proceedings in the course of its business. The Company, however, does not expect such other legal proceedings to have a material adverse effect on its business or financial condition.

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(b) Disputes — The Company accrued $0.4 million as a settlement of disputed enrollment fees and rebate amounts to NDCHealth relating to periods before December 31, 2004. The Company has accrued this amount as an increase of cost of services in the Transactions Services Segment for the year ended December 31, 2004.

(c) Other — In connection with the Company’s June 1997 acquisition of its PreScribe technology used in its Prescription Services business, the Company would be obligated to pay up to $10 million to the former owner of PreScribe in the event of a divestiture of a majority interest in ProxyMed, or all or part of the PreScribe technology.

(18)  Commitments and Other

(a) Leases — ProxyMed leases certain computer and office equipment used in its transaction services business that have been classified as capital leases. The Company also leases premises and office equipment under operating leases which expire on various dates through 2010. The leases for the premises contain renewal options, and require ProxyMed to pay such costs as property taxes, maintenance and insurance. At December 31, 2005, the present value of the capital leases and the future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year (net of payments to be received under subleases) are as follows:

	Capital	Operating
	Leases	Leases
	(In thousands)

2006	$6	$1,783
2007	1	1,791
2008	—	1,220
2009	—	957
2010	—	181

Total minimum lease payments	7	$5,932

Less amount representing interest	(1)

Present value of minimum lease payments	$6

The Company recognizes rent expense on a straight-line basis over the related lease term. Total rent expense for all operating leases amounted to $2.2 million in 2005, $2.5 million in 2004, and $2.1 million in 2003. The current portion of capital leases is included in accounts payable and other accrued expenses and the long-term portion of capital leases is included in other long-term liabilities in the balance sheet at December 31, 2004 and 2003.

(b) Settlement of Contract Dispute — In September 2002, the Company favorably settled a contract dispute in the amount of $0.3 million. The settlement resulted in the issuance of a promissory note receivable to the Company, which was recorded at its present value of $0.3 million. The present value of the promissory note, less legal expenses of $34,000, was reported as other income in the year ended December 31, 2002. Under the terms of the promissory note, payments of $25,000 were to be made each quarter over the next three years starting October 2002. As of December 31, 2004, the note had been paid in full.

(c) Employment Agreements — The Company entered into employment agreements with certain executives and other members of management that provide for cash severance payments if these employees are terminated without cause. The Company’s aggregate commitment under these agreements is $0.9 million at December 31, 2005.

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(19)  Related Party Transactions

In March 2001, a senior executive of the Company entered into an uncollateralized promissory note for $45,400 for amounts previously borrowed from the Company. The promissory note calls for minimum bi-weekly payments of $350 deducted directly from the executive’s payroll until the note is paid in full on or before February 2006. The note is non-interest bearing but interest is imputed annually based on the Internal Revenue Service Applicable Federal Rate at the time the note was originated (4.98%). Under terms of the promissory note, if the executive is terminated without cause, the note is due in full after nine months from the date of termination as long as the scheduled bi-weekly payments continue to be made. As of December 31, 2005, the note has been paid in full.

In June 2003, prior to its acquisition of PlanVista (see Notes 2(a) and 6), ProxyMed entered into a joint distribution and marketing agreement with PlanVista. PlanVista was controlled by an affiliate of Commonwealth Associates Group Holdings, LLC, whose principal, Michael Falk, was a director of both ProxyMed and PlanVista. Additionally, one former senior executive of ProxyMed had an immaterial ownership interest in PlanVista.

As described in Note 11 (a), the Company assumed and guaranteed a $20.4 million secured obligation to PVC Funding Partners, LLC, owner of approximately 20% of the outstanding Common Stock of the Company. This obligation was repaid in full in April 2005.

On December 7, 2005, we entered into a loan transaction with Laurus Master Fund, Ltd. (“Laurus”) a Selling Shareholder, pursuant to which Laurus extended $20.0 million in financing to us in the form of a $5.0 million secured term loan and a $15.0 million secured revolving credit facility. The term loan has a stated term of five (5) years and will accrue interest at Prime plus 2%, subject to a minimum interest rate of 8%. The term loan is payable in equal monthly principal installments of approximately $89,300 beginning April 2006 and continuing until the maturity date on December 6, 2010. The revolving credit facility has a stated term of three (3) years and will accrue interest at the 90 day LIBOR rate plus 5% subject to a minimum interest rate of 7% and a maturity date of December 6, 2008 with two (2) one-year options. In connection with the loan agreement, we issued 500,000 shares of our Common Stock to Laurus. We also granted Laurus a first priority security interest in substantially all of our present and future tangible assets (including all intellectual property) to secure our obligations under the loan agreement.

As described in Note 11 (c), the Company currently has $13.1 million of convertible notes outstanding to former shareholders of MedUnite. During the years ending December 31, 2005, 2004, and 2003, revenue generated from these shareholders totaled $14.8 million, $19.7 million, and $16.7 million, respectively.

(20)	Subsequent Events

(a) Management Changes —  On January 7, 2006, the Company entered into an agreement with David Oles pursuant to which Mr. Oles would resign as General Counsel of the Company effective January 31, 2006, and terminate his employment agreement.

(b) Acquisitions — On February 14, 2006, we acquired substantially all the assets and operations of Zeneks, Inc., a privately held bill negotiation services company based in Tampa, Florida for $225,000 cash plus certain assumed liabilities. Zeneks was incorporated in 1998 and was established as a medical cost containment company. They have relationships with numerous providers throughout the country. We expect to integrate the Zeneks operations into our current bill negotiation system by the end of the first quarter of fiscal 2006.

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(21)	Quarterly Financial Data (unaudited)

The following table summarizes the quarterly consolidated statement of operations data for each of the twelve quarters in the years ended December 31, 2005 and 2004. The data is derived from and is qualified by reference to the Company’s audited financial statements, which appear elsewhere in this document.

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes.

	2005 Quarter Ended(2)
	March 31	June 30	September 30	December 31
	(In thousands except share and per share data)

Net revenues	$21,714	$20,781	$17,769	$17,255
Operating loss	$(1,190)	$(2,466)	$(98,360)	$(1,161)
Loss from continuing operations	$(1,791)	$(2,886)	$(98,779)	$(1,838)
Net loss applicable to common shareholders	$(1,791)	$(2,886)	$(98,779)	$(1,838)
Basic and diluted net loss per share	$(0.14)	$(0.23)	$(7.78)	$(0.14)
Basic and diluted weighted average common shares outstanding	12,626,567	12,664,516	12,703,702	12,834,137

	2004 Quarter Ended(1)
	March 31	June 30	September 30	December 31

Net revenues	$20,504	$24,649	$22,511	$22,582
Operating loss	$(43)	$(264)	$(450)	$(1,217)
Loss from continuing operations	$(427)	$(772)	$(1,028)	$(1,573)
Net loss applicable to common shareholders	$(427)	$(772)	$(1,028)	$(1,573)
Net loss per share (basic and diluted)	$(0.05)	$(0.06)	$(0.08)	$(0.12)
Basic and diluted weighted average common shares outstanding	8,570,731	12,625,260	12,626,066	12,626,182

(1)	Includes operations of PlanVista from March 2, 2004.

(2)	Includes an impairment charge of $96.4 million, see Note 9.

PROXYMED, INC. AND SUBSIDIARIES

SCHEDULE II — Valuation and Qualifying Accounts

	Allowance for Doubtful Accounts
		Additions
	Balance at	Charged to
Year Ended	Beginning of	Costs and	Charged to Other		Balance at
December 31,	Year	Expenses	Accounts(1)(2)	Deductions(3)	End of Year
	(In thousands)

2005	$3,168	695	4,777	3,115	$5,525
2004	$882	858	7,138	5,710	$3,168
2003	$1,096	152	803	1,169	$882

(1)	Includes amounts charged against revenue in 2003 ($803), 2004 ($1,997) and 2005 ($4,777)

(2)	Includes amounts acquired through acquisitions in 2003 ($-0-), and 2004 ($5,141), and 2005 ($-0-)

(3)	Primarily write-off of bad debts and amounts charged against revenues, net of recoveries