Form 10-K/A
period 2005-12-31
PROXYMED INC /FT LAUDERDALE/
filed 2006-04-11
CIK 906337

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A, or Amendment No. 1, is being filed by MedAvant to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission, or SEC, on March 15, 2006.

This Amendment No. 1 corrects one error related to the wording of the report of our independent registered public accounting firm on page 40.

This Amendment No. 1 corrects Note 9 to the Consolidated Financial Statements for the schedule of estimated future amortization expense for the years 2006 through 2010 on page F-23.

In addition, Item 15 and the Exhibit Index include the certification required pursuant to Rules 13a-14(a)/15d-14(a) of the Exchange Act, which have been re-executed and re-filed as of the date of this Amendment. The certification of our Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1 and 31.2 respectively.

This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of the filing. Unaffected items have not been repeated in this Amendment No. 1, and no other changes have been made.

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As of December 31, 2005, estimated future amortization expense of other intangible assets in each of the years 2006 through 2010 is as follows:

(In thousands)

2006	$4,173
2007	3,757
2008	3,039
2009	1,786
2010	1,733

$14,488

PROXYMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(10)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31 consist of the following:

	2005	2004
	(In thousands)

Accounts payable	$4,165	$2,072
Accrued payroll and related costs	3,598	3,196
Accrued vendor rebates and network fees payable	2,292	2,825
Accrued professional fees	546	1,645
Other accrued expenses	3,408	3,899

Total accounts payable and accrued expenses	$14,009	$13,637

Other accrued expenses include the current portion of capital leases payable, customer deposits, estimated property and other non-income based taxes.

(11)	Debt Obligations

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