Form 10-Q
period 2006-03-31
PROXYMED INC /FT LAUDERDALE/
filed 2006-05-10
CIK 906337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:
Common Stock, $.001 Par Value
13,203,702 Shares as of May 10, 2006

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

PART I
ITEM 1.
PROXYMED, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands except for share and per share data)

	(unaudited)
	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,849	$5,546
Accounts receivable — trade, net of allowance of $4,615 and $5,525, respectively	16,296	15,976
Other receivables	90	140
Inventory, net	908	1,030
Restricted cash	—	75
Prepaid expenses and other current assets	1,407	950

Total current assets	20,550	23,717

Property and equipment, net	4,332	4,322
Goodwill	26,480	26,444
Purchased technology, capitalized software and other intangible assets, net	17,144	17,879
Other long-term assets	3,214	3,279

Total assets	$71,720	$75,641

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable and current portion of long-term debt	$8,727	$8,584
Accounts payable, accrued expenses and other current liabilities	11,352	14,072
Current capital leases payable	38	—
Deferred revenue	340	334
Income taxes payable	725	712

Total current liabilities	21,182	23,702

Income taxes payable	748	911
Convertible notes	13,137	13,137
Other long-term debt	3,335	3,335
Long-term capital leases payable	175	—
Long-term deferred revenue and other long-term liabilities	1,555	1,652

Total liabilities	40,132	42,737

Commitments and contingencies (Note 8)

Stockholders’ equity:
Series C 7% Convertible Preferred Stock — $.01 par value. Authorized 300,000 shares; issued 253,265 shares; outstanding 2,000 shares; liquidation preference $200	—	—
Common Stock — $.001 par value. Authorized 30,000,000 shares; issued and outstanding 13,203,702 shares	14	14
Additional paid-in capital	242,513	242,297
Accumulated deficit	(210,939)	(209,367)
Unearned compensation	—	(40)

Total stockholders’ equity	31,588	32,904

Total liabilities and stockholders’ equity	$71,720	$75,641

See notes to the unaudited consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(amounts in thousands except for share and per share data)

	Three Months Ended March 31,
	2006	2005
Net revenues:
Transaction fees, cost containment services and license fees	$15,575	$19,198
Communication devices and other tangible goods	2,500	2,516

	18,075	21,714

Costs and expenses:
Cost of transaction fees, cost containment services and license fees, excluding depreciation and amortization	4,334	6,181
Cost of laboratory communication devices, excluding depreciation and amortization	1,503	1,502
Selling, general and administrative expenses	11,463	12,625
Depreciation and amortization	1,662	2,596

	18,962	22,904

Operating loss	(887)	(1,190)

Interest expense	686	601

Net loss	$(1,573)	$(1,791)

Basic and diluted loss per share	$(0.12)	$(0.14)

Basic and diluted weighted average shares outstanding	13,203,702	12,626,567

See notes to the unaudited consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,573)	$(1,791)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	1,662	2,596
Share based compensation	257	95
Write-off of fixed assets	9	—
Provision for obsolete inventory	7	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts and other receivables	(246)	1,350
Inventory	115	108
Other assets	(172)	251
Accounts payable and accrued expenses	(2,664)	(1,860)
Deferred revenue	6	41
Income tax	(150)	(31)
Other current liabilities	(97)	390

Net cash (used in) provided by operating activities	(2,846)	1,149

Cash flows from investing activities:
Capital expenditures	(442)	(723)
Capitalized software	(186)	(127)
Acquisition of business	(225)	—
Proceeds from the sale of property and equipment	4	—

Net cash used in investing activities	(849)	(850)

Cash flows from financing activities:
Draws on line of credit	14,539	—
Repayment of line of credit	(14,046)	—
Debt issuance costs	(145)
Payment of related party note payable	—	(600)
Payment of notes payable, capital leases and long-term debt	(350)	(514)

Net cash used in financing activities	(2)	(1,114)

Net decrease in cash and cash equivalents	(3,697)	(815)
Cash and cash equivalents at beginning of period	5,546	12,374

Cash and cash equivalents at end of period	$1,849	$11,559

Supplemental disclosure of cash flow information:
Cash paid for interest	$443	$640

Supplemental disclosure of non-cash financing activities:
Capital lease obligations	$213	$—

See notes to the unaudited consolidated financial statements.

ProxyMed, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(1) Summary of Significant Accounting Policies
(a)	Basis of Presentation — The accompanying unaudited consolidated financial statements of ProxyMed, Inc. d/b/a MedAvant Healthcare Solutions (“MedAvant,” “our,” “we,” or “us”) and the notes thereto have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2005 as filed with the SEC on April 11, 2006 (“10-K/A”).

(b)	Reclassification — Certain 2005 amounts have been reclassified in order to conform to the 2006 presentation in the accompanying consolidated balance sheet.

(c)	Revenue Recognition — Revenue is derived from our Transaction Services and Laboratory Communication Solutions segments.

Revenues in our Transaction Services segment are recorded as follows:
•	For revenues derived from insurance payers, pharmacies and submitters, such revenues are recognized on a per transaction basis or flat fee basis in the period the services are rendered.

•	Revenue from our medical cost containment business is recognized when the services are performed and are recorded net of estimated allowances. These revenues are primarily in the form of fees generated from discounts we secure for payers that access our provider network.

•	Revenues associated with revenue sharing agreements are recorded as gross revenue on a per transaction basis or a percentage of revenue basis and may involve increasing amounts or percentages based on transaction or revenue volumes achieved. This treatment is in accordance with Emerging Issues Task Force Consensus No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”

•	Revenue from certain up-front fees is recognized ratably over three years, which is the expected life of the customer. This treatment is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”).

•	Revenue from support and maintenance contracts is recognized ratably over the contract period.
Revenues in our Laboratory Communication Solutions segment are recorded as follows:
•	Revenue from support and maintenance contracts is recognized ratably over the contract period.

•	Revenue from the sale of inventory and manufactured goods is recognized when the product is delivered, price is fixed or determinable, and collectibility is probable. This treatment is in accordance with SAB No. 104.

•	Revenue from the rental of laboratory communication devices is recognized ratably over the period of the rental contract.
(d)	Reserve for Doubtful Accounts/Revenue Allowances/Bad Debt Estimates – We rely on estimates to determine the bad debt expense and the adequacy of the reserve for doubtful accounts receivable. These estimates are based on our historical experience and the industry in which we operate. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, in our Transaction Services segment, we evaluate the collectibility of our accounts receivable based on a combination of factors, including historical collection ratios.

In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off history and the length of time the receivables are past due. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for losses.

(e)	Net loss per share — Basic net loss per share of Common Stock is computed by dividing net loss by the weighted average shares of Common Stock outstanding during the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of securities into Common Stock; however, the following shares were excluded from the calculation of net loss per share because their effects would have been anti-dilutive:

	Three Months Ended March 31,
(unaudited)	2006	2005
Common Stock excluded in the computation of net loss per share:
Convertible preferred stock	13,333	13,333
Convertible notes payable	238,989	238,989
Stock options	1,705,643	1,851,909
Warrants	857,215	900,049

	2,815,180	3,004,280

Share Based Compensation — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Shared-Based Payments (Revised 2004)” (SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related guidance. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be estimated using option-pricing models adjusted for the unique characteristics of those instruments and will be recognized and expensed over the period which an employee is required to provide service in exchange for the award (usually the vesting period). Fair value is based on market prices (if those prices are publicly available). If not available, SFAS No. 123R does not specifically require the use of a particular model; however, the most common models are the Black-Scholes model and lattice (binomial) models. Additionally, modifications to an equity award after the grant date will require a compensation cost to be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the award immediately before the modification. The effective date of SFAS No. 123R is for interim and annual reporting periods beginning after December 15, 2005.
As of March 31, 2006, we had share-based employee compensation plans which are described in Note 13 of the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2005. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant. Effective January 1, 2006, we adopted SFAS No. 123R, which requires the recognition of the fair value of stock compensation in the Statement of Operations. We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as equity instruments. Prior to January 1, 2006, we accounted for these plans under the measurement and recognition principles of APB No. 25 and related interpretations.
We are required to use the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. Unrecognized expense of awards not yet vested at the date of adoption shall be recognized in the Statement of Operations in the periods after the date of adoption using the same valuation methods and assumptions determined under the original provisions of SFAS No. 123 as disclosed in our previous filings. Due to the adoption of SFAS No. 123R, we recorded approximately $250,000 of share-based compensation related to vested stock options in the Statement of Operations during the three months ended March 31, 2006. For the three months ended March 31, 2005, we recorded approximately $95,000 of share-based compensation related to vested stock options in the statement of operations under APB No. 25.
The following table illustrates the effect of net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123R to share-based compensation for the prior-year period:

In thousands except for per share data	Three Months Ended March 31,
(unaudited)	2005
Net loss, as reported	$(1,791)
Deduct: Total stock-based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax effects	(592)

Addback charges already taken for intrinsic value of options	95

Pro forma net loss	$(2,288)

Loss per common share:
Basic and Diluted — as reported	$(0.14)
Basic and Diluted — pro forma	$(0.18)
We used the Black-Scholes valuation model for options awarded prior to 2005 and a combination of Black-Scholes and lattice models for options awarded in 2005 and later to estimate the fair value of each option award on the date of grant. During the three months ended March 31, 2006, we issued 35,000 stock options and issued no restricted stock awards. The weighted-average grant-date fair value of the options granted under the stock option plans during this period was $6.84. The weighted-average assumptions used for the three months ended March 31, 2006, were: expected dividend yield of 0.0%; risk-free interest rate of 4.79%; expected life of 6 years; and an expected volatility of 60.25%. The weighted-average assumptions used for the three months ended March 31, 2005, were: dividend yield of 0.0%; risk-free interest rate of 4.1%-4.5%; expected life of 6 years; and an expected volatility of 75%-76%. We issued 39,000 stock options and no restricted stock awards during the three months ended March 31, 2005.
The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. Expected volatility is based on historical volatility of our Common Stock over the period commensurate with the expected life of the options. The risk-free interest rate used is derived from the average U.S. Treasury rate for the period, which approximates the rate in effect at the time of the grant. The expected life calculation is based on the observed and expected time to post-vesting exercise and forfeitures of options by our employees.
Based on historical experience of option pre-vesting cancellations, we have assumed an annualized forfeiture rate of 15% for all options. Under the true-up provisions of SFAS No. 123R, we will record additional expense if the actual forfeiture rate is lower than estimated and will record a recovery of prior expense if the actual forfeiture is higher than estimated.
A summary of option activity under the plans as of March 31, 2006, and changes during the three months ended is presented below:

			WEIGHTED-
		WEIGHTED-	AVERAGE
		AVERAGE	REMAINING	AGGREGATE
		EXERCISE	CONTRACTUAL	INTRINSIC
STOCK OPTIONS	SHARES	PRICE	TERM	VALUE
Outstanding as of January 1, 2006	1,750,167	$9.91
Granted	35,000	6.84
Exercised	—	—
Cancelled (forfeited or expired)	(79,523)	9.75

Outstanding as of March 31, 2006	1,705,644	$9.85	5.02	$1,342,062

Vested and exercisable at March 31, 2006	793,112	$13.88	3.42	$95,960

Total compensation cost of options granted but not yet vested as of March 31, 2006, is $2,598,683, which is expected to be recognized over the weighted average period of 1.6 years.
Prior to adoption of SFAS No. 123R, we recorded a grant of non-vested stock options with an offsetting contra-equity account, unearned compensation, which was amortized to expense over the vesting period. Upon adoption of SFAS No. 123R, any such balances of unearned compensation ($40,000) as of January 1, 2006, were reversed (i.e. netted against additional paid-in capital). Such costs will continue to be expensed over the vesting period with the offset against additional paid-in capital.
Under SFAS No. 123R, compensation cost for our stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. The following table outlines the effect of SFAS No. 123R on our key financial disclosures for the three months ended March 31, 2006:

		Effect of the	Excluding
	As	Adoption of	the Effect of
In thousands except per share data (unaudited)	Reported	SFAS 123R	SFAS 123R
Loss from operations	$(1,573)	$250	$(1,323)
Loss before income taxes	$(1,573)	$250	$(1,323)

Net loss applicable to common shareholders	$(1,573)	$250	$(1,323)

Loss per common share:
Basic and diluted	$(0.12)	$0.02	$(0.10)

(g)	New Accounting Pronouncements — In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation, or FIN No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We were required to adopt the provisions of FIN No. 47 no later than the end of our 2005 fiscal year. The adoption of FIN No. 47 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” under ARB No. 43. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on our consolidated financial position, results of operations or cash flows.

(2) Inventory
Inventory consists of the following as of the dates indicated:

	(unaudited)
	March 31,	December 31,
In thousands	2006	2005
Materials, supplies and component parts	$272	$290
Work in process	73	84
Finished goods	570	656

	915	1,030
Less: Obsolescence reserve	(7)	—

	$908	$1,030

(3) Other Intangible Assets
The estimated useful lives and the carrying amounts of other intangible assets as of March 31, 2006 and December 31, 2005, by category, are as follows:

			(unaudited)
		March 31, 2006			December 31, 2005
	Estimated	Carrying	Accumulated		Carrying	Accumulated
In thousands	Useful lives	Amount	Amortization	Net	Amount	Amortization	Net
Capitalized software	3 - 5 years	$3,319	$(1,614)	$1,705	$3,133	$(1,429)	$1,704
Purchased technology	3 - 12 years	8,852	(5,173)	3,679	8,852	(4,791)	4,061
Customer relationships	7 years	13,851	(6,734)	7,117	13,747	(6,454)	7,293
Provider network	7 years	7,565	(2,922)	4,643	7,565	(2,744)	4,821

		$33,587	$(16,443)	$17,144	$33,297	$(15,418)	$17,879

The estimates of useful lives of other intangible assets are based on historical experience, the industry in which the entity operates, or on contractual terms. If indications arise that would materially impact these lives, an impairment charge may be required and the corresponding useful lives may be reduced. Other intangible assets are being amortized on a straight-line basis. Amortization expense for the three months ended March 31, 2006 and 2005 was $1.0 million and $1.8 million, respectively.
As of March 31, 2006, estimated future amortization of other intangible assets is as follows:

In thousands (unaudited)
2006 (remainder of year)	$3,096
2007	3,820
2008	3,185
2009	1,835
2010	1,801
2011	1,801

$15,538

(4) Debt Obligations
a)	Revolving Credit Facility and Term Debt — On December 7, 2005, we and certain of our wholly-owned subsidiaries, entered into a security and purchase agreement (the “Loan Agreement”) with Laurus Master Fund, Ltd. (“Laurus”) to provide up to $20 million in financing to us.

Under the terms of the Loan Agreement, Laurus extended financing to us in the form of a $5.0 million secured term loan (the “Term Loan”) and a $15.0 million secured revolving credit facility (the “Revolving Credit Facility”). The Term Loan has a stated term of five (5) years and will accrue interest at Prime plus 2%, subject to a minimum interest rate of 8%. The Term Loan is payable in equal monthly principal installments of approximately $89,300 plus interest until the maturity date on December 6, 2010. The Revolving Credit Facility has a stated term of three (3) years and will accrue interest at the 90 day LIBOR rate plus 5%, subject to a minimum interest rate of 7%, and a maturity date of December 6, 2008 with two (2) one-year options at the discretion of Laurus. Additionally, in connection with the Loan Agreement, we issued 500,000 shares of our Common Stock, par value $0.001 per share (the “Closing Shares”) to Laurus that were valued at approximately $2.4 million at the time of issuance.

We granted Laurus a first priority security interest in substantially all of our present and future tangible and intangible assets (including all intellectual property) to secure our obligations under the Loan Agreement. The Loan Agreement contains various customary representation and warranties of us as well as customary affirmative and negative covenants, including, without limitation, limitations on liens of property, maintaining specific forms of accounting and record maintenance, and limiting the incurrence of additional debt. The Loan Agreement does not contain restrictive covenants regarding minimum earning requirements, historical earning levels, fixed charge coverage, or working capital requirements. We can borrow up to three times the trailing 12-months of historical earnings, as defined in the agreement.

The Loan Agreement also contains certain customary events of default, including, among others, non-payment of principal and interest, violation of covenants, and in the event we are involved in certain insolvency proceedings. Upon the occurrence of an event of default, Laurus is entitled to, among other things, accelerate all obligations. In the event Laurus accelerates the loans, the amount due will include all accrued interest plus 120% of the then outstanding principal amount of the loans being accelerated as well as all unpaid fees and expenses of Laurus. In addition, if the Revolving Credit Facility is terminated for any reason, whether because of a prepayment or acceleration, there shall be paid an additional premium of up to 5% of the total amount of the Revolving Credit Facility. In the event we elect to prepay the Term Loan, the amount due shall be the accrued interest plus 115% of the then outstanding principal amount of the Term Loan. Due to certain subjective acceleration clauses contained in the agreement and a lockbox arrangement, the revolving credit facility is classified as current in the accompanying unaudited consolidated balance sheet.

We used the proceeds from the Loan Agreement primarily to repay existing senior debt to Wachovia Bank, National Corporation and for working capital.

b)	Convertible Notes — The 4% convertible promissory notes are uncollateralized and mature on December 31, 2008. Interest is payable quarterly in cash in arrears. The notes were convertible into an aggregate of 731,322 shares of our Common Stock (based on a conversion price of $18.323 per share which was above the traded fair market value of our Common Stock at December 31, 2002) if the former shareholders of MedUnite achieve certain aggregate incremental revenue based targets over a baseline revenue of $16.1 million with us over the next three and one-half year period as follows: (i) one-third of the principal if incremental revenues during the measurement period from January 1, 2003 through June 30, 2004 are in excess of $5.0 million; (ii) one-third of the principal if incremental revenues during the measurement period from July 1, 2004 through June 30, 2005 are in excess of $12.5 million; and (iii) one-third of the principal if incremental revenues during the measurement period from July 1, 2005 through June 30, 2006 are in excess of $21.0 million. Amounts in excess of any measurement period will be credited towards the next measurement period; however, if the revenue trigger is not met for any period, the ability to convert that portion of the principal is lost. In the fourth quarter of 2003, the first revenue target was met. No other triggers have been met through March 31, 2006.

Of the original $13.4 million in principal amount, $4.0 million was held in escrow until December 31, 2003 as a source for limited indemnification conditions of the acquisition. In the fourth quarter of 2003, the escrow agent accepted a claim of $0.4 million from us. This claim was settled with us via a cash payment of $0.1 million (paid out of undistributed interest received) and an offset against the escrow of $0.3 million. As such, we recorded an adjustment to goodwill. The escrow was released on December 31, 2003 and convertible notes totaling $3.7 million were distributed to the former shareholders of MedUnite. The total amount of convertible notes as of March 31, 2006, and December 31, 2005, is $13.1 million. Additionally, as a result of the reduction in principal, the notes are now convertible into 716,968 shares of our Common Stock subject to achieving the revenue triggers.
(5) Equity Transactions
During the three months ended March 31, 2006 and 2005, we granted 35,000 and 39,000 stock options at exercise prices between $6.17 and $10.35 per share to officers and employees. Such options are for a ten-year term and generally vest equally over three or four years following the date of the grant.

(6) Segment Information
We operate in two reportable segments that are separately managed: Transaction Services and Laboratory Communication Solutions. Transaction Services includes transaction, cost containment and other value-added services principally between physicians and insurance companies (Payer Services and Submitter Services), and providers and pharmacies. Laboratory Communication Solutions includes the sale, lease and service of communication devices principally to laboratories. We report corporate overhead expenses and assets as part of our Transaction Services segment.

	Three Months Ended March 31,
In thousands (unaudited)	2006	2005
Net revenues by operating segment:
Transaction Services	$15,132	$18,607
Laboratory Communication Solutions	2,943	3,107

	$18,075	$21,714

Operating loss by operating segment:
Transaction Services	$(1,473)	$(1,776)
Laboratory Communication Solutions	586	586

	$(887)	$(1,190)

	March 31, 2006	December 31, 2005

Total assets by operating segment:
Transaction Services	$59,012	$63,186
Laboratory Communication Solutions	12,708	12,455

	$71,720	$75,641

(7) Income Taxes
As of March 31, 2006, we had a net deferred tax asset of approximately $96.3 million, which was fully offset by a valuation allowance due to cumulative losses in recent years. Realization of the net deferred tax asset is dependent upon us generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. We will adjust this valuation reserve if, during future periods, management believes we will generate sufficient taxable income to realize the net deferred tax asset.

(8) Commitments and Contingencies
(a)	Litigation — In December of 2001, Insurdata Marketing Services, Inc., referred to as IMS, filed a lawsuit against HealthPlan Services, Inc., referred to as HPS, a former subsidiary of PlanVista, for unspecified damages in excess of $75,000. The complaint alleges that HPS failed to pay commissions to IMS pursuant to an arbitration award rendered in 1996. On January 10, 2005, the court granted summary judgment to IMS on the issue of liability for the arbitration award. We filed an appeal on the issue of liability. On September 26, 2005, we entered into a settlement to pay a total of $775,000 in exchange for a release from the entire claim, with an initial payment of $225,000 and the rest due in equal installments over five subsequent months. We paid the last installment in March 2006 in accordance with the settlement agreement.

In early 2000, four named plaintiffs filed a class action against Fidelity Group, Inc., referred to as Fidelity, HPS, Third Party Claims Management, and others, for unspecified damages, and the action is currently pending in the United States District Court for the District of South Carolina, Charleston division. The complaint stems from the failure of a Fidelity insurance plan, and alleges unfair and deceptive trade practices; negligent undertaking; fraud; negligent misrepresentation; breach of contract; civil conspiracy; and RICO violations against Fidelity and its contracted administrator, HPS. Two principals of the Fidelity plan have been convicted of insurance fraud and sentenced to prison in a separate proceeding. The class was certified and such certification was eventually upheld on appeal. Shortly after the case was remanded to the trial judge as a certified class for further discovery, we filed a motion to de-certify the matter based upon evidence not available to the trial judge when he first certified the class. While that motion was pending, the parties agreed to mediate the case before the trial judge. The mediation was successful and the parties agreed orally to settle the matter. We believe that our obligations under the settlement will be paid by our insurance carrier. Although we are currently working to finalize a formal settlement agreement, notice of class settlement, and preliminary order approving the settlement, there can be no assurance that the settlement will be approved or that objections will not be raised.

In 2004, we filed a tax appeal in the State of New York contesting a Notice of Deficiency issued by the State of New York to PlanVista Solutions, Inc. The notice involved taxes claimed to be due for the tax years ending December 31, 1999, through December 31, 2001. The amount due, including interest and penalties through September 30, 2005, is $3.1 million. We withdrew the tax appeal and entered into an installment payment agreement with the State of New York. Payment on the tax liability was repaid in a lump sum of $500,000 before October 30, 2005, and the remainder in equal installments that began in November 2005 with the State of New York. We entered into an agreement with a third party tax service provider to be reimbursed for 70% of the liability ultimately agreed to with the State of New York, but not to exceed $2 million. We received the $2.0 million payment from the third party in September 2005.

In December 2004, Honolulu Disposal Service, Inc. et al, referred to as HDSI, sued American Benefit Plan Administrators, Inc., referred to as ABPA, a former subsidiary of PlanVista Corporation, in the Circuit Court of the First Circuit of the State of Hawaii, alleging damages of $5,700,000 for failure to properly conduct payroll audits during the period of 1982 through 1996. The case was removed to the U.S. District Court for the District of Hawaii. Substantial discovery has taken place. ABPA filed a motion for summary judgment, which was granted on April 20, 2006. The plaintiff has thirty days from this date to appeal.

We have been named as a defendant in an action filed in December 2005 in the Eastern District of Wisconsin by Metavante Corporation. Metavante claims that our use of the name “MedAvant” and the logo in connection with healthcare transaction processing infringes trademark rights allegedly held by Metavante. Metavante has sought unspecified compensatory damages and injunctive relief. The Court recently issued a Decision and Order denying Metavante’s motion for a preliminary injunction. We believe that this action is without merit, and we are vigorously defending our use of the name MedAvant and the logo. We do not believe the proceeding will have a material adverse effect on our business, financial condition, results of operations or cash flows.

From time to time, we are a party to other legal proceedings in the course of its business. We, however, do not expect such other legal proceedings to have a material adverse effect on its business or financial condition.

(b)	Other — In connection with our June 1997 acquisition of the PreScribe technology used in our Prescription Services business, we would be obligated to pay up to $10 million to the former owner of PreScribe in the event of a divestiture of a majority interest in ProxyMed, or all or part of the PreScribe technology.

(c)	Capital Leases — In March 2006, we entered into a capital lease arrangement for our corporate telephone equipment valued at approximately $0.2 million.

The following is a schedule by years of future lease payments under this capital lease together with the present value of the net minimum lease payments as of March 31, 2006:

In thousands (unaudited)
2006 (remainder of year)	$42
2007	56
2008	56
2009	56
2010	55
Thereafter	—

265
Less amounts representing interest	(52)

Present value of minimum lease payments	$213
(d)	Employment Agreements — We entered into employment agreements with certain executives and other members of management that provide for cash severance payments if these employees are terminated without cause. Our aggregate commitment under these agreements is $0.7 million at March 31, 2006.

(9) Acquisitions
On February 14, 2006, we acquired substantially all the assets and operations of Zeneks, Inc., a privately held bill negotiation services company based in Tampa, Florida for $225,000 cash plus certain assumed liabilities. Zeneks was incorporated in 1998 and was established as a medical cost containment company. They have relationships with numerous providers throughout the country. The operations of Zeneks are included in our results of operation and cash flows since February 14, 2006. The allocation of the purchase price is as follows:

In thousands (unaudited)
Cash paid	$225
Liabilities assumed	78

Total purchase price	303

Allocation of purchase price:
Accounts receivable	(159)
Property and equipment	(5)
Customer relationships	(104)

Goodwill	$35
The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $35,000 was recorded as goodwill. The value of the customer relationships was estimated based on a discounted cash flow model and will be amortized over 7 years.
The impact of the acquisition of Zeneks was not significant to our results of operations for the quarter ended March 31, 2006. Therefore, no pro-forma information has been presented herein.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to ProxyMed, Inc.’s (“ProxyMed,” “MedAvant,” “our,” “us,” or “we”) unaudited consolidated financial statements in this Form 10-Q and notes thereto and to the audited consolidated financial statements and the notes thereto including our Annual Report on Form 10-K/A for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (“SEC”) on April 11, 2006.
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
     Our electronic transaction processing services support a broad range of financial, clinical, and administrative transactions. To facilitate these services, we are completing the conversion of all of our non-clinical Electronic Data Interchange clients to Phoenix SM.

     Our cost containment and business outsourcing solutions businesses are included in the Transaction Services segment and are directed toward the medical insurance and managed care industries. Specifically, we provide integrated national Preferred Provider Organization, also known as PPO, network access, electronic claims repricing, and network and data management to healthcare payers, including self-insured employers, medical insurance carriers, PPOs and third party administrators.
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
Operating Segments
     We operate in two reportable segments that are separately managed: Transaction Services and Laboratory Communication Solutions. Transaction Services includes EDI, cost containment and other value-added services principally between submitters (physicians, billing companies, hospitals, laboratories, and others) and payers (insurance companies, TPAs, Medicare, Medicaid, and others). Laboratory Communication Solutions includes the sale, lease and service of communication devices principally to laboratories. We report corporate overhead expenses (i.e., executives, finance, legal, human resources, facilities and insurance) and assets as part of our Transaction Services segment.
     Our corporate headquarters is located in Norcross, Georgia, and our products and services are provided from various operational facilities located throughout the United States. We also operate our clinical computer network and portions of our financial and real-time production computer networks from a secure, third-party co-location site located in Atlanta, Georgia.

Results of Operations
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

In thousands (unaudited)	Three Months Ended March 31,
		% of Net		% of Net
	2006	Revenues	2005	Revenues	Change $	Change %
Net revenues:
Transaction Services	$15,132	83.7%	$18,607	85.7%	$(3,475)	-18.7%
Laboratory Communication Solutions	2,943	16.3%	3,107	14.3%	(164)	-5.3%

	$18,075	100.0%	$21,714	100.0%	$(3,639)	-16.8%

Cost of sales:
Transaction Services	$4,272	23.6%	$5,999	27.6%	$(1,727)	-28.8%
Laboratory Communication Solutions	1,565	8.7%	1,684	7.8%	(119)	-7.1%

	$5,837	32.3%	$7,683	35.4%	$(1,846)	-24.0%

Selling, General and Administrative Expenses
Transaction Services	$10,749	59.5%	$11,971	55.1%	$(1,222)	-10.2%
Laboratory Communication Solutions	714	4.0%	654	3.0%	60	9.2%

	$11,463	63.4%	$12,625	58.1%	$(1,162)	-9.2%

Depreciation and amortization:
Transaction Services	$1,584	8.8%	$2,413	11.1%	$(829)	-34.4%
Laboratory Communication Solutions	78	0.4%	183	0.8%	(105)	-57.4%

	$1,662	9.2%	$2,596	12.0%	$(934)	-36.0%

Total costs and expenses:
Transaction Services	$16,605	91.9%	$20,383	93.9%	$(3,778)	-18.5%
Laboratory Communication Solutions	2,357	13.0%	2,521	11.6%	(164)	-6.5%

	$18,962	104.9%	$22,904	105.5%	$(3,942)	-17.2%

Loss from operations:
Transaction Services	(1,473)	-8.1%	(1,776)	-8.2%	303	17.1%
Laboratory Communication Solutions	586	3.2%	586	2.7%	—	0.0%

	$(887)	-4.9%	$(1,190)	-5.5%	$303	25.5%

Interest expense, net	686	3.8%	601	2.8%	85	14.1%

Net loss	$(1,573)	-8.7%	$(1,791)	-8.2%	218	12.2%

     Net Revenues. Consolidated net revenues for the three months ended March 31, 2006 decreased by $3.6 million, or 16.8%, to $18.1 million from $21.7 million for the three months ended March 31, 2005.
     Net revenues in our Transaction Services segment decreased by $3.5 million, or 18.7%, for the three months ended March 31, 2006 compared to the same period in 2005. This decrease is primarily due to declines in volumes of electronic claims, statements and other real-time transactions processed from certain payers (decrease of $2.3 million). This decrease in transactions, coupled with competitive pressures in the marketplace, negatively impacted our Transaction Services revenue from our EDI business. Additionally, our cost containment business has also seen a drop in revenue as competitive pressures have impacted pricing (decrease of $1.3 million). As our business continues to shift away from transaction based pricing to subscription based pricing, transaction volume will decrease in importance as an indicator.
     For the three months ended March 31, 2006, approximately 83.7% of our consolidated revenues came from our Transaction Services segment compared to 85.7% from this segment for the same period last year. For the remainder of 2006 and beyond, it is anticipated that our greatest growth will come from the Transaction Services segment.
     Laboratory Communication Solutions segment net revenues decreased by $0.2 million, or 5.3%, for the three months ended March 31, 2006, compared to the same period last year. This decrease is primarily due to a drop in orders from our largest customer. We do not anticipate significant growth from this segment during 2006.
     Cost of Sales. Consolidated cost of sales decreased by $1.8 million and as a percentage of net revenues to 32.3% for the three months ended March 31, 2006 from 35.4% for the three months ended March 31, 2005.
     Cost of sales in our Transaction Services segment consists of transaction fees, provider network outsourcing fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, revenue sharing arrangements with our business partners, and third-party database licenses. Cost of sales for the three months ended March 31, 2006, decreased $1.7 million, or 28.8%, from the same period last year. This decrease is primarily due to the 18.7% decrease in net revenues for this segment. As a percentage of net revenues, cost of sales in this segment decreased to 23.6% for the three months ended March 31, 2006, compared to 27.6% in the same period last year. This decrease in cost of sales as a percentage of net revenues resulted from a 4.3% decrease in EDI partner rebates ($0.7 million) over the prior year along with a 1.1% decrease in cost containment network access fees ($0.2 million). Additionally, we experienced reduced bill negotiation cost of sales expenses as a result of the Zeneks, Inc., acquisition in February 2006, where we historically paid Zeneks at least 50% of revenues collected.
     Cost of sales in the Laboratory Communication Solutions segment includes hardware, third party software, consumable materials, direct manufacturing labor and indirect manufacturing overhead. Cost of sales in the three months ended March 31, 2006 decreased $0.1 million, or 7.1%, from the period ended March 31, 2005. This decrease is primarily due to the above mentioned decrease in revenue. As a percentage of net revenues, cost of sales in this segment increased to 8.7% for the three months ended March 31, 2006 from 7.8% for the same period in 2005.
     Selling, General and Administrative Expenses (“SG&A”). SG&A decreased for the three months ended March 31, 2006 by $1.1 million, or 9.2%, to $11.5 million from $12.6 million for the three months ended March 31, 2005. SG&A expenses as a percentage of total net revenues increased to 63.4% for the three months ended March 31, 2006 from 58.1% in the same period last year.
     Transaction Services segment SG&A expenses for the three months ending March 31, 2006 decreased $1.2 million, or 10.2%, over the same period last year due to lower payroll costs (decrease of $1.5 million) resulting from a reduction in work force in the third quarter of 2005, decreased accounting fees related to our compliance with the Sarbanes-Oxley Act of 2002 in 2006 compared with 2005, partially offset by the expensing of stock options under SFAS No. 123R in 2006 ($0.3 million) and the accrual of 2006 bonuses ($0.9 million). As a result, segment SG&A expenses as a percentage of segment net revenues increased to 71.0% for the three months ended March 31, 2006, compared to 64.3% for the same period last year.
     Laboratory Communication Solutions segment SG&A expenses for the three months ended March 31, 2006 increased by $0.1 million, or 9.2%, over the three months ended March 31, 2005, and segment SG&A expenses as a percentage of segment net revenues increased to 24.3% for the three months ended March 31, 2006, compared to 21.0% for the same period last year. These increases are primarily due to Lab-related corporate expenses, including rent, utilities, and financial personnel, being accounted for in the Laboratory segment in 2006 but not in 2005 (increase of $0.2 million).
     Depreciation and Amortization. Depreciation and amortization decreased by $0.9 million to $1.7 million for the three months ended March 31, 2006 from $2.6 million for the same period last year. This decrease resulted from our impairment analysis and subsequent write-down of intangible assets during the third quarter of 2005, which lowered the future amortization of such items.
     Operating Loss. As a result of the foregoing, the operating loss for the three months ended March 31, 2006 was $0.9 million compared to an operating loss of $1.2 million for the same period last year.
     Interest Expense. Net interest expense for the three months ended March 31, 2006 was $0.7 million compared to $0.6 million for the same period last year. This increase in expense is primarily due to higher effective interest charges on our Laurus debt facility. Interest expense for the future is expected to be at levels above those in 2005.
     Net Loss. As a result of the foregoing, net loss for the three months ended March 31, 2006 and 2005 was $1.6 million and $1.8 million, respectively.
Liquidity and Capital Resources
     During the three months ended March 31, 2006, net cash used in operating activities totaled $2.8 million, primarily related to our effort to pay down outstanding payables and accrued expenses during the quarter, including $0.3 million of settled litigation, $0.2 million for severance, and $0.4 million of accrued bonuses. Cash used in investing activities totaled $0.8 million for the funding of capital expenditures related to our technical infrastructure and administrative systems, capitalized development of internal systems, and our purchase of Zeneks, Inc. Cash used in financing activities totaled $2,000, consisting of drawings on our Laurus credit facility for the repayments of notes payable, other long-term debt, and payments related to capital leases.
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
     We believe that we have sufficient cash and cash equivalents on hand or available to us under our credit facility through March 31, 2007, and we anticipate sufficient cash from operations to fund our future operational requirements and capital expenditures, and to provide a sufficient level of capital in order to fund specific research and development projects or to pursue smaller additional strategic acquisitions. If we require additional funding in the future to satisfy any of our outstanding future obligations or to further our strategic plans, there can be no assurance that any additional funding will be available to us, or if available, that it will be available on acceptable terms. If we are successful in obtaining additional financing, the terms of the financing may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of our Common Stock. We believe that if we are not successful in obtaining additional financing for further product development or strategic acquisitions, such inability may adversely impact our ability to successfully execute our business plan and may put us at a competitive disadvantage.
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

Notes to Consolidated Financial Statements of our Form 10-K/A for the year ended December 31, 2005.
     Revenue Recognition — Revenue is derived from our Transaction Services and Laboratory Communication Solutions segments.
     Revenues in our Transaction Services segment are recorded as follows:
•	For revenues derived from insurance payers, pharmacies, and submitters, such revenues are recognized on a per transaction basis or flat fee basis in the period the services are rendered.

•	Revenue from our medical cost containment business is recognized when the services are performed and are recorded net of estimated allowances. These revenues are primarily in the form of fees generated from discounts we secure for payers that access our provider network.

•	Revenues associated with revenue sharing agreements are recorded on a per transaction basis or a percentage of revenue basis and may involve increasing amounts or percentages based on transaction or revenue volumes achieved. This treatment is in accordance with Emerging Issues Task Force No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”

•	Revenue from certain up-front fees is recognized ratably over three years, which is the expected life of the customer. This treatment is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”).

•	Revenue from support and maintenance contracts is recognized ratably over the contract period.
     Revenues in our Laboratory Communication Solutions segment are recorded as follows:
•	Revenue from support and maintenance contracts is recognized ratably over the contract period.

•	Revenue from the sale of inventory and manufactured goods is recognized when the product is delivered, price is fixed or determinable, and collectibility is probable. This treatment is in accordance with SAB No. 104.

•	Revenue from the rental of laboratory communication devices is recognized ratably over the period of the rental contract.
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
     Reserve for Revenue Adjustments/Doubtful Accounts/Bad Debt Estimates – We rely on estimates to determine the revenue adjustments, bad debt expense and the adequacy of the reserve for doubtful accounts receivable. These estimates are based on our historical experience, including historical collection ratios, and the industry in which the customer operates. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances are made.
New Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 as of the beginning of fiscal 2006. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 123R, “Shared-Based Payments (Revised 2004).” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related guidance. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be estimated using option-pricing models adjusted for the unique characteristics of those instruments and will be recognized and expensed over the period which an employee is required to provide service in exchange for the award (usually the vesting period). Fair value is based on market prices (if those prices are publicly available). If not available, SFAS 123R does not specifically require the use of a particular model; however, the most common models are the Black-Scholes model and lattice (binomial) models. Additionally, modifications to an equity award after the grant date will require a compensation cost to be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the award immediately before the modification. The effective date of SFAS No. 123R is for interim and annual reporting periods beginning after December 15, 2005. We adopted SFAS No. 123R beginning in fiscal 2006. We will record a charge to income of approximately $0.3 million per fiscal quarter for all options and warrants outstanding as of March 31, 2006.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995
     Statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements present our expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. In particular, these include statements relating to: our ability to identify suitable acquisition candidates; our successful integration of any future acquisitions; our ability to successfully develop, market, sell, cross-sell, install and upgrade our clinical and financial transaction services and applications to new and current physicians, payers, medical laboratories and pharmacies; our ability to compete effectively on price and support services; our ability to increase revenues and revenue opportunities; and our ability to meet expectations regarding future capital needs and the availability of credit and other financing sources.
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
Available Information
     MedAvant’s Internet address is www.medavanthealth.com. MedAvant makes available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material was electronically filed with, or furnished to, the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     MedAvant owns no derivative financial instruments or derivative commodity instruments. We have no international sales and therefore, MedAvant does not believe that it is exposed to material risks related to foreign currency exchange rates.
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon such evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms.
     There have not been any changes in our internal control over financial reporting during this quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In December of 2001, Insurdata Marketing Services, Inc., referred to as IMS, filed a lawsuit against HealthPlan Services, Inc., referred to as HPS, a former subsidiary of PlanVista, for unspecified damages in excess of $75,000. The complaint alleges that HPS failed to pay commissions to IMS pursuant to an arbitration award rendered in 1996. On January 10, 2005, the court granted summary judgment to IMS on the issue of liability for the arbitration award. We filed an appeal on the issue of liability. On September 26, 2005, we entered into a settlement to pay a total of $775,000 in exchange for a release from the entire claim, with an initial payment of $225,000 and the rest due in equal installments over five subsequent months. We paid the last installment in March 2006 in accordance with the settlement agreement.
     In early 2000, four named plaintiffs filed a class action against Fidelity Group, Inc., referred to as Fidelity, HPS, Third Party Claims Management, and others, for unspecified damages, and the action is currently pending in the United States District Court for the District of South Carolina, Charleston division. The complaint stems from the failure of a Fidelity insurance plan, and alleges unfair and deceptive trade practices; negligent undertaking; fraud; negligent misrepresentation; breach of contract; civil conspiracy; and RICO violations against Fidelity and its contracted administrator, HPS. Two principals of the Fidelity plan have been convicted of insurance fraud and sentenced to prison in a separate proceeding. The class was certified and such certification was eventually upheld on appeal. Shortly after the case was remanded to the trial judge as a certified class for further discovery, we filed a motion to de-certify the matter based upon evidence not available to the trial judge when he first certified the class. While that motion was pending, the parties agreed to mediate the case before the trial judge. The mediation was successful and the parties agreed orally to settle the matter. We believe that our obligations under the settlement will be paid by our insurance carrier. Although we are currently working to finalize a formal settlement agreement, notice of class settlement, and preliminary order approving the settlement, there can be no assurance that the settlement will be approved or that objections will not be raised.
     In 2004, we filed a tax appeal in the State of New York contesting a Notice of Deficiency issued by the State of New York to PlanVista Solutions, Inc. The notice involved taxes claimed to be due for the tax years ending December 31, 1999, through December 31, 2001. The amount due, including interest and penalties through September 30, 2005, is $3.1 million. We withdrew the tax appeal and entered into an installment payment agreement with the State of New York. Payment on the tax liability was repaid in a lump sum of $500,000 before October 30, 2005, and the remainder in equal installments that began in November 2005 with the State of New York. We entered into an agreement with a third party tax service provider to be reimbursed for 70% of the liability ultimately agreed to with the State of New York, but not to exceed $2 million. We received the $2.0 million payment from the third party in September 2005.
     In December 2004, Honolulu Disposal Service, Inc. et al, referred to as HDSI, sued American Benefit Plan Administrators, Inc., referred to as ABPA, a former subsidiary of PlanVista Corporation, in the Circuit Court of the First Circuit of the State of Hawaii, alleging damages of $5,700,000 for failure to properly conduct payroll audits during the period of 1982 through 1996. The case was removed to the U.S. District Court for the District of Hawaii. Substantial discovery has taken place. ABPA filed a motion for summary judgment, which was granted on April 20, 2006. The plaintiff has thirty days from this date to appeal.
     We have been named as a defendant in an action filed in December 2005 in the Eastern District of Wisconsin by Metavante Corporation. Metavante claims that our use of the name “MedAvant” and the logo in connection with healthcare transaction processing infringes trademark rights allegedly held by Metavante. The Court recently issued a Decision and Order denying Metavante’s motion for a preliminary injunction. Metavante has sought unspecified compensatory damages and injunctive relief. We believe that this action is without merit, and are vigorously defending our use of the name MedAvant and the logo. We do not believe the proceeding will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors
     None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None

Item 6. Exhibits
The following exhibits are furnished or filed as part of this Report on Form 10-Q:
31.1	Certification by John G. Lettko, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.31.2

31.2	Certification by Douglas J. O’Dowd, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by John G. Lettko, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Douglas J. O’Dowd, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROXYMED, INC.
Date: May 10, 2006	By:	/s/ John G. Lettko
John G. Lettko
Chief Executive Officer

Date: May 10, 2006	By:	/s/ Douglas J. O’Dowd
Douglas J. O’Dowd
Chief Financial Officer