Form 10-Q
period 2006-06-30
PROXYMED INC /FT LAUDERDALE/
filed 2006-08-09
CIK 906337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(770) 806-9918

(Registrant’s telephone number)

___________________________________________________________

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

Large accelerated filer [  ]                Accelerated filer [X]                Non-accelerated filer [  ]

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). [  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Common Stock, $.001 Par Value
13,210,188 Shares as of August 9, 2006

TABLE OF CONTENTS
Page
Part I – Financial Information

Item 1 – Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005	3

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2006 and 2005 (unaudited)	4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	26

Item 4 – Controls and Procedures	26

Part II – Other Information

Item 1 – Legal Proceedings	27

Item 1A – Risk Factors	28

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3 – Defaults Upon Senior Securities	28

Item 4 – Submission of Matters to a Vote of Security Holders	28

Item 5 – Other Information	29

Item 6 – Exhibits	29

Signatures	30
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO
EX-32.2 SECTION 906, CERTIFICATION OF THE CFO

PART I

ITEM 1.
PROXYMED, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands except for share and per share data)

	(Unaudited)
	June 30,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$621	$5,546
Accounts receivable - trade, net of allowance of $3,466 and $5,525 respectively	15,250	15,976
Other receivables	81	140
Inventory, net	1,030	1,030
Restricted cash	-	75
Prepaid expenses and other current assets	1,351	950

Total current assets	18,333	23,717

Property and equipment, net	4,070	4,322
Goodwill	26,480	26,444
Purchased technology, capitalized software and other intangible assets, net	16,315	17,879
Other long-term assets	3,113	3,279

Total assets	$68,311	$75,641

Liabilities and Stockholders' Equity

Current liabilities:
Notes payable and current portion of long-term debt	$7,409	$8,584
Accounts payable, accrued expenses, and other current liabilities	11,346	14,072
Current capital lease payable	39	-
Deferred revenue	281	334
Income taxes payable	740	712

Total current liabilities	19,815	23,702

Income taxes payable	582	911
Convertible notes	13,137	13,137
Other long-term debt	3,140	3,335
Long-term capital leases payable	165	-
Long-term deferred revenue and other long-term liabilities	1,383	1,652

Total liabilities	38,222	42,737

Commitments and contingencies (Note 8)

Stockholders' equity:
Series C 7% Convertible preferred stock - $.01 par value.
Authorized 300,000 shares; issued 253,265 shares;
outstanding 2,000 shares; liquidation preference $200	-	-
Common Stock - $.001 par value. Authorized 30,000,000 shares;
issued and outstanding 13,210,188 and 13,203,702 shares, respectively	14	14
Additional paid-in capital	242,852	242,297
Accumulated deficit	(212,777)	(209,367)
Unearned compensation	-	(40)

Total stockholders' equity	30,089	32,904

Total liabilities and stockholders' equity	$68,311	$75,641

See notes to the unaudited consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(amounts in thousands except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net revenues:
Transaction fees, cost containment services and license fees	$13,790	$17,984	$29,364	$37,182
Communication devices and other tangible goods	1,767	2,797	4,268	5,313

	15,557	20,781	33,632	42,495

Costs and expenses:
Cost of transaction fees, cost containment services and
license fees, excluding depreciation and amortization	3,433	5,862	7,766	12,042
Cost of laboratory communication devices and
other tangible goods, excluding depreciation and amortization	1,084	1,511	2,587	3,013
Selling, general and administrative expenses	10,226	12,564	21,689	25,189
Depreciation and amortization	1,857	2,569	3,519	5,166
Write-off of impaired assets	-	741	-	741

	16,600	23,247	35,561	46,151

Operating loss	(1,043)	(2,466)	(1,929)	(3,656)

Interest expense, net	796	420	1,483	1,021

Net loss	$(1,839)	$(2,886)	$(3,412)	$(4,677)

Basic and diluted loss per share	$(0.14) $	$(0.23)	$(0.26)	$(0.37)

Basic and diluted weighted average shares outstanding	13,204,842	12,664,516	13,204,275	12,645,455

See notes to the unaudited consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	Six Months Ended June 30,

	2006	2005

Cash flows from operating activities:
Net loss	$(3,412)	$(4,677)
Adjustments to reconcile net loss to net cash provided by (used in) provided by operations:
Depreciation and amortization	3,519	5,166
Provision for obsolete inventory	19	-
Write-off of impaired assets	-	741
Write-off of fixed assets	9	-
Share-based compensation	574	233
Changes in assets and liabilities:
Accounts and other receivables	809	612
Inventory	(19)	320
Other current assets	(15)	184
Accounts payable and accrued expenses	(2,670)	(2,479)
Deferred revenue	(53)	(149)
Income tax payable	(302)	1,946
Other current liabilities	(269)	(155)

Net cash provided by (used in) operating activities	(1,810)	1,742

Cash flows from investing activities:
Capital expenditures	(810)	(1,223)
Capitalized software	(584)	(272)
Acquisition of business	(225)	-
Proceeds from the sale of property and equipment	4	-
Decrease in restricted cash	-	50

Net cash provided by (used in) investing activities	(1,615)	(1,445)

Cash flows from financing activities:
Net proceeds from sale of common stock	-	500
Net proceeds from exercise of stock options	23	-
Draws on line of credit	26,569	17,809
Repayment of line of credit	(27,410)	(6,139)
Debt issuance costs	(145)	-
Payment of related party note payable	-	(18,394)
Payment of notes payable, capital leases and long-term debt	(537)	(1,450)

Net cash provided by (used in) financing activities	(1,500)	(7,674)

Net decrease in cash and cash equivalents	(4,925)	(7,377)
Cash and cash equivalents at beginning of period	5,546	12,374

Cash and cash equivalents at end of period	$621	$4,997

Supplemental disclosure of cash flow information:
Cash paid for interest	$903	$921

Supplemental disclosure of non-cash financing activities:
Capital lease obligations	$213	$-

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

The unaudited results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2005 as filed with the SEC on April 11, 2006 (“10-K/A”).

	(b)	Reclassification – Certain 2005 amounts have been reclassified in order to conform to the 2006 presentation in the accompanying consolidated balance sheet.

	(c)	Revenue Recognition — Revenue is derived from our Transaction Services and Laboratory Communication Solutions segments.

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

Revenue from the rental of laboratory communication devices is recognized ratably over the period of the rental contract.

(d)	Reserve for Doubtful Accounts/Revenue Allowances/Bad Debt Estimates — We rely on estimates to determine the revenue adjustments, bad debt expense and the adequacy of our reserve for doubtful accounts receivable. These estimates are based on our historical experience and the industry in which we operate. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, in our Transaction Services segment, we evaluate the collectibility of our accounts receivable based on a combination of factors, including historical collection ratios.

In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off history and the length of time the receivables are past due. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for losses.

(e)	Net loss per share — Basic net loss per share of Common Stock is computed by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net loss per share reflects the potential dilution from the exercise or conversion of securities into Common Stock; however, the following shares were excluded from the calculation of diluted net loss per share because their effects would have been anti-dilutive:

	Three and six months ended June 30,

(unaudited)	2006	2005

Common Stock excluded in the computation of net loss per share:
Convertible preferred stock	13,333	13,333
Convertible notes payable	238,989	238,989
Stock options	1,720,903	1,863,830
Warrants	857,215	857,215

	2,830,440	2,973,367

(f)	Share Based Compensation – In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payments (Revised 2004)” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related guidance. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be estimated using option-pricing models adjusted for the unique characteristics of those instruments and will be recognized and expensed over the period which an employee is required to provide service in exchange for the award (usually the vesting period). Fair value is based on market prices (if those prices are publicly available). If not available, SFAS No. 123R does not specifically require the use of a particular model; however, the most common models are the Black-Scholes model and lattice (binomial) models. Additionally, modifications to an equity award after the grant date will require a compensation cost to be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the award immediately before the modification. The effective date of SFAS No. 123R is for interim and annual reporting periods beginning after December 15, 2005.

As of June 30, 2006, we had share-based employee compensation plans which are described in Note 13 of the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2005. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant. Effective January 1, 2006, we adopted SFAS No. 123R, which requires the recognition of the fair value of stock compensation in the Statement of Operations. We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as equity instruments. Prior to January 1, 2006, we accounted for these plans under the measurement and recognition principles of APB No. 25 and related interpretations.

We are required to use the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provision of SFAS No. 123R apply to all awards granted or modified after the date of adoption.  Unrecognized expense of awards not yet vested at the date of adoption shall be recognized in the Statement of Operations in the periods after the date of adoption using the same valuation methods and assumptions determined under the original provisions of SFAS No. 123 as disclosed in our previous filings.  Due to the adoption of SFAS No. 123R, we recorded approximately $310,000 and $560,000 of share-based compensation related to vested stock options in the Statement of Operations during the three and six months ended June 30, 2006, respectively.  For the three and six months ended June 30, 2005, we recorded approximately $138,000 and $233,000 of share -based compensation related to vested stock options in the statement of operations under APB No. 25.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123R to share-based compensation for the prior-year periods:

In thousands except for per share data	Three Months Ended June 30,	Six Months Ended June 30,

(unaudited)	2005	2005

Net loss, as reported	$(2,886)	$(4,677)

Deduct: Total stock-based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax effects	(492)	(1,084)

Addback charges already taken for intrinsic value of options	138	233

Pro forma net loss	$(3,240)	$(5,528)

Loss per Common Share:
Basic and Diluted - as reported	$(0.23)	$(0.37)
Basic and Diluted - pro forma	$(0.26)	$(0.44)

We used the Black-Scholes valuation model for options awarded prior to 2005 and a combination of Black-Scholes and lattice models for options awarded in 2005 and later to estimate the fair value of each option award on the date of grant. During the three and six months ended June 30, 2006, we issued 233,500 and 268,500 stock options and issued no restricted stock awards. The weighted-average grant-date fair value of the options granted under the stock option plans during these periods was $7.65 and $7.54. The weighted-average assumptions used for the three and six months ended June 30, 2006, were: expected dividend yield of 0.0%; risk-free interest rate of 4.79%-5.02%; expected life of 6 years; and an expected volatility of 46.7%-60.3%. The weighted-average assumptions used for the three and six months ended June 30, 2005, were: dividend yield of 0.0%; risk-free interest rate of 3.86%-4.42%; expected life of 6 years; and an expected volatility of 34.5%-62.6%. We issued 672,500 and 711,500 stock options and no restricted stock awards during the three and six months ended June 30, 2005.

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

Based on historical experience of option pre-vesting cancellations, we have assumed an annualized forfeiture rate of 25.7% for all options. Under the true-up provisions of SFAS No. 123R, we will record additional expense if the actual forfeiture rate is lower than estimated and will record a recovery of prior expense if the actual forfeiture rate is higher than extimated.

A summary of option activity under the plans as of June 30, 2006, and changes during the six months then ended is presented below:

			WEIGHTED-
		WEIGHTED-	AVERAGE
		AVERAGE	REMAINING	AGGREGATE
		EXERCISE	CONTRACTUAL	INTRINSIC
STOCK OPTIONS	SHARES	PRICE	TERM	VALUE

Outstanding as of January 1, 2006	1,750,167	$9.90
Granted	268,500	7.54
Exercised	(6,486)	3.55
Cancelled (forfeited or expired)	(291,278)	8.88

Outstanding as of June 30, 2006	1,720,903	$9.73	5.40	$1,272,823

Vested and exercisable at June 30, 2006	716,817	$14.13	3.11	$133,515

Total compensation cost of options granted but not yet vested as of June 30, 2006, is $2,985,575, which is expected to be recognized over the weighted average period of 3.0 years.

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

Under SFAS No. 123R, compensation cost for our stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. The following table outlines the effect of SFAS No. 123R on our key financial disclosures for the three and six months ended June 30, 2006:

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006

		Effect of the	Excluding the		Effect of the	Excluding the
	As	Adoption of	Effect of	As	Adoption of	Effect of
In thousands except per share date (unaudited)	Reported	SFAS 123R	SFAS 123R	Reported	SFAS 123R	SFAS 123R

Loss from operations	$(1,839)	$310	$(1,529)	$(3,412)	$560	$(2,852)
Loss before income taxes	(1,839)	310	(1,529)	(3,412)	560	(2,852)

Net loss applicable to common shareholders	(1,839)	310	(1,529)	(3,412)	560	(2,852)

Loss per common share:
Basic and diluted	$(0.14)	$0.02	$(0.12)	$(0.26)	$0.04	$(0.22)

(g)	New Accounting Pronouncements — In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN No. 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that adoption of FIN No. 48 will have on our consolidated financial position, results of operations and cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaced APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation, or FIN No. 47, “Accounting for Conditional AssetRetirement Obligations, an interpretation of FASB Statement No. 143,” which required an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We were required to adopt the provisions of FIN No. 47 no later than the end of our 2005 fiscal year. The adoption of FIN No. 47 did not have a material impact on our consolidated financial position, results of operations or cash flows.

(2)	Inventory

	Inventory consists of the following as of the dates indicated:

		(unaudited)
		June 30,	December 31,

	In thousands	2006	2005

	Materials, supplies and component parts	$341	$290
	Work in process	550	84
	Finished goods	139	656

		$1,030	$1,030

(3)	Other Intangible Assets

The estimated useful lives and the carrying amounts of other intangible assets for the periods indicated, by category, are as follows:

		(unaudited)
		June 30, 2006			December 31, 2005

	Estimated	Carrying	Accumulated		Carrying	Accumulated
In thousands	Useful lives	Amount	Amortization	Net	Amount	Amortization	Net

Capitalized software	3 - 5 years	$3,717	$(1,799)	$1,918	$3,133	$(1,429)	$1,704
Purchased technology	3 - 12 years	8,852	(5,754)	3,098	8,852	(4,791)	4,061
Customer relationships	7 years	13,852	(7,017)	6,835	13,747	(6,454)	7,293
Provider network	7 years	7,565	(3,101)	4,464	7,565	(2,744)	4,821

		$33,986	$(17,671)	$16,315	$33,297	$(15,418)	$17,879

The estimates of useful lives of other intangible assets are based on historical experience, the industry in which the entity operates, or on contractual terms. If indications arise that would materially impact these lives, an impairment charge may be required and the corresponding useful lives may be reduced. Other intangible assets are being amortized on a straight-line basis. Amortization expense was $1.2 million and $1.9 million for the three months ended June 30, 2006 and 2005, respectively, and $2.3 million and $3.7 million for the six months ended June 30, 2006 and 2005, respectively.

As of June 30, 2006, estimated future amortization of other intangible assets is as follows:

In thousands (unaudited)

2006 (remainder of year)	$2,245
2007	3,806
2008	3,171
2009	1,821
2010	1,786
2011	1,786

$14,615

(4)	Debt Obligations

	(a)	Revolving Credit Facility and Term Debt - On December 7, 2005, we and certain of our wholly-owned subsidiaries, entered into a security and purchase agreement (the “Loan Agreement”) with Laurus Master Fund, Ltd. (“Laurus”) to provide up to $20 million in financing to us.

Under the terms of the Loan Agreement, Laurus extended financing to us in the form of a $5.0 million secured term loan (the “Term Loan”) and a $15.0 million secured revolving credit facility (the “Revolving Credit Facility”). The Term Loan has a stated term of five (5) years and will accrue interest at Prime plus 2%, subject to a minimum interest rate of 8%. The Term Loan is payable in equal monthly principal installments of approximately $89,300 plus interest until the maturity date on December 6, 2010. The Revolving Credit Facility has a stated term of three (3) years and will accrue interest at the 90 day LIBOR rate plus 5%, subject to a minimum interest rate of 7%, and a maturity date of December 6, 2008 with two (2) one-year options at the discretion of Laurus. Additionally, in connection with the Loan Agreement, we issued 500,000 shares of our Common Stock, par value $0.001 per share (the “Closing Shares”) to Laurus that were valued at approximately $2.4 million at the time of issuance. As of June 30, 2006, we had approximately $3.3 million of borrowing capacity on our revolving credit facility.

We granted Laurus a first priority security interest in substantially all of our present and future tangible and intangible assets (including all intellectual property) to secure our obligations under the Loan Agreement. The Loan Agreement contains various customary representations and warranties of us as well as customary affirmative and negative covenants, including, without limitation, limitations on liens of property, maintaining specific forms of accounting and record maintenance, and limiting the incurrence of additional debt. The Loan Agreement does not contain restrictive covenants regarding minimum earning requirements, historical earning levels, fixed charge coverage, or working capital requirements. We can borrow up to three times the trailing 12-months of historical earnings, as defined in the agreement. Per the loan agreement, we are required to maintain a lock box arrangement wherein monies received by us are automatically swept to repay the loan balance on the revolving credit facility.

The Loan Agreement also contains certain customary events of default, including, among others, non- payment of principal and interest, violation of covenants, and in the event we are involved in certain insolvency proceedings. Upon the occurrence of an event of default, Laurus is entitled to, among other things, accelerate all obligations. In the event Laurus accelerates the loans, the amount due will include all accrued interest plus 120% of the then outstanding principal amount of the loans being accelerated as well as all unpaid fees and expenses of Laurus. In addition, if the Revolving Credit Facility is terminated for any reason, whether because of a prepayment or acceleration, there shall be paid an additional premium of up to 5% of the total amount of the Revolving Credit Facility. In the event we elect to prepay the Term Loan, the amount due shall be the accrued interest plus 115% of the then outstanding principal amount of the Term Loan. Due to certain subjective acceleration clauses contained in the agreement and a lockbox arrangement, the revolving credit facility is classified as current in the accompanying unaudited consolidated balance sheet.

We used the proceeds from the Loan Agreement primarily to repay existing senior debt to Wachovia Bank, National Corporation and for working capital.

	(b)	Convertible Notes — On December 31, 2002, we issued $13.4 million in uncollateralized convertible promissory notes to the former shareholders of MedUnite as part of the consideration paid in the acquisition of MedUnite. The 4% convertible promissory notes mature on December 31, 2008. Interest is payable quarterly in cash in arrears. The notes were convertible into an aggregate of 731,322 shares of our Common Stock (based on a conversion price of $18.323 per share which was above the traded fair market value of our Common Stock at December 31, 2002) if the former shareholders of MedUnite achieve certain aggregate incremental revenue based targets over a baseline revenue of $16.1 million with us over the next three and one-half year period. In the fourth quarter of 2003, the first revenue target was met. No other triggers have been met, including the third and final trigger, as of June 30, 2006. Because only the first revenue trigger was met, one-third of the outstanding shares will remain convertible until December 31, 2008.

Of the original $13.4 million in principal amount, $4.0 million was held in escrow until December 31, 2003 as a source for limited indemnification conditions of the acquisition. The escrow was released on December 31, 2003 and convertible notes totaling $3.7 million were distributed to the former shareholders of MedUnite. The total amount of convertible notes as of June 30, 2006, and December 31, 2005, is $13.1 million. Additionally, as a result of the reduction in principal, the notes are now convertible into 716,968 shares of our Common Stock subject to achieving the revenue triggers.

(5)	Equity Transactions

During the three and six months ended June 30, 2006, we granted 233,500 and 268,500 stock options, respectively, at exercise prices between $6.17 and $8.19 per share to officers, directors, and employees. Such options are for ten-year terms and generally vest equally over three or four years following the date of the grant.

During the three months ended June 30, 2006, 6,486 employee stock options were exercised at $3.55 per share. We received approximately $23,000 in proceeds from the exercise of these stock options.

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

	In thousands (unaudited)	Three Months Ended June 30,		Six Months Ended June 30,

		2006	2005	2006	2005

	Net revenues by operating segment:
	Transaction Services	$13,307	$17,599	$28,440	$36,206
	Laboratory Communication Solutions	2,250	3,182	5,192	6,289

		$15,557	$20,781	$33,632	$42,495

	Operating income (loss) by operating segment:
	Transaction Services	$(1,360)	$(2,426)	$(2,832)	$(4,202)
	Laboratory Communication Solutions	317	(40)	903	546

		$(1,043)	$(2,466)	$(1,929)	$(3,656)

		June 30, 2006	December 31, 2005

	Total assets by operating segment:
	Transaction Services	$55,498	$63,186
	Laboratory Communication Solutions	12,813	12,455

		$68,311	$75,641

(7)	Income Taxes

As of June 30, 2006, we had a net deferred tax asset of approximately $96.8 million, which was fully offset by a valuation allowance due to cumulative losses in recent years. Realization of the net deferred tax asset is dependent upon us generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. We will adjust this valuation reserve if, during future periods, management believes we will generate sufficient taxable income to realize the net deferred tax asset.

(8)	Commitments and Contingencies

	(a)	Litigation — In December of 2001, Insurdata Marketing Services, Inc., referred to as IMS, filed a lawsuit against HealthPlan Services, Inc., referred to as HPS, a former subsidiary of PlanVista, for unspecified damages in excess of $75,000. The complaint alleges that HPS failed to pay commissions to IMS pursuant to an arbitration award rendered in 1996. On January 10, 2005, the court granted summary judgment to IMS on the issue of liability for the arbitration award. We filed an appeal on the issue of liability. On September 26, 2005, we entered into a settlement to pay a total of $775,000 in exchange for a release from the entire claim, with an initial payment of $225,000 and the rest due in equal installments over five subsequent months. We paid the last installment in March 2006 in accordance with the settlement agreement. We received a filed, stamped copy of the dismissal on July 20, 2006.

In early 2000, four named plaintiffs filed a class action against Fidelity Group, Inc., referred to as Fidelity, HPS, Third Party Claims Management, and others, for unspecified damages, and the action is currently pending in the United States District Court for the District of South Carolina, Charleston division. The complaint stems from the failure of a Fidelity insurance plan, and alleges unfair and deceptive trade practices; negligent undertaking; fraud; negligent misrepresentation; breach of contract; civil conspiracy; and RICO violations against Fidelity and its contracted administrator, HPS. Two principals of the Fidelity plan have been convicted of insurance fraud and sentenced to prison in a separate proceeding. The class was certified and such certification was eventually upheld on appeal. Shortly after the case was remanded to the trial judge as a certified class for further discovery, we filed a motion to de-certify the matter based upon evidence not available to the trial judge when he first certified the class. While that motion was pending, the parties agreed to mediate the case before the trial judge. The mediation was successful and the parties agreed orally to settle the matter. We believe that our obligations under the settlement will be paid by our insurance carrier. On May 10, 2006, we received a preliminary order approving the settlement. The plaintiff’s attorney must now deliver notice to the class for response. The fairness hearing is scheduled for August 17, 2006.

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

In December 2004, Honolulu Disposal Service, Inc. et al, referred to as HDSI, sued American Benefit Plan Administrators, Inc., referred to as ABPA, a former subsidiary of PlanVista Corporation, in the Circuit Court of the First Circuit of the State of Hawaii, alleging damages of $5,700,000 for failure to properly conduct payroll audits during the period of 1982 through 1996. The case was removed to the U.S. District Court for the District of Hawaii. Substantial discovery has taken place. ABPA filed a motion for summary judgment, which was granted on April 20, 2006. The plaintiff has not filed an appeal.

We have been named as a defendant in an action filed in December 2005 in the Eastern District of Wisconsin by Metavante Corporation, referred to as Metavante. Metavante claims that our use of the name “MedAvant” and the logo in connection with healthcare transaction processing infringes trademark rights allegedly held by Metavante. Metavante has sought unspecified compensatory damages and injunctive relief. The Court recently issued a Decision and Order denying Metavante’s motion for a preliminary injunction. We believe that this action is without merit, and we are vigorously defending our use of the name MedAvant and the logo. We do not believe the proceeding will have a material adverse effect on our business, financial condition, results of operations or cash flows.

We have been named as a defendant in an action filed in July 2006 in the United States District Court of New Jersey by MedAvante, Inc., referred to as MedAvante. MedAvante claims that our use of the names
13

“MedAvant” and “MedAvant Healthcare Solutions” infringes trademark rights allegedly held by MedAvante. MedAvante has sought unspecified compensatory damages and injunctive relief. We believe that this action is without merit as we operate in different markets, and we plan to vigorously defend our use of the names “MedAvant” and “MedAvant Healthcare Solutions.” We do not believe the proceeding will have a material adverse effect on our business, financial condition, results of operations or cash flows.

From time to time, we are a party to other legal proceedings in the course of our business. We, however, do not expect such other legal proceedings to have a material adverse effect on our business or financial condition.

(b)	Other — In connection with our June 1997 acquisition of the PreScribe technology used in our Prescription Services business, we would be obligated to pay up to $10 million to the former owner of PreScribe in the event of a change in control of MedAvant or a divestiture of all or part of the PreScribe technology.

(c)	Capital Leases — In March 2006, we entered into a capital lease arrangement for our corporate telephone equipment valued at approximately $0.2 million.

The following is a schedule by years of future lease payments under this capital lease together with the present value of the net minimum lease payments as of June 30, 2006:

In thousands (unaudited)

2006 (remainder of year)	$28
2007	56
2008	56
2009	56
2010	55
Thereafter	-

251
Less amounts representing interest	(47)

Present value of minimum lease payments	$204

(d)	Employment Agreements — We entered into employment agreements with certain executives and other members of management that provide for cash severance payments if these employees are terminated without cause. Our aggregate commitment under these agreements is $0.9 million at June 30, 2006.

(9)	Acquisitions

On February 14, 2006, we acquired substantially all the assets and operations of Zeneks, Inc. (“Zeneks”), a privately held bill negotiation services company based in Tampa, Florida for $225,000 cash plus certain assumed liabilities. Zeneks was incorporated in 1998 and was established as a medical cost containment company. They have relationships with numerous providers throughout the country. The operations of Zeneks are included in our Transactions Services segment results of operations and cash flows since February 14, 2006. The allocation of the purchase price is as follows:

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

The impact of the acquisition of Zeneks was not significant to our unaudited results of operations for the three and six months ended June 30, 2006. Therefore, no pro-forma information has been presented herein.

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

Since May 2005, we have experienced a number of changes in our senior management, including changes in our Chief Executive Officer, Chief Financial Officer, and President and Chief Operating Officer. John G. Lettko assumed the position of Chief Executive Officer effective May 10, 2005. Douglas J. O’Dowd became our interim Chief Financial Officer effective August 16, 2005, and was subsequently appointed as Chief Financial Officer in October 2005. Mr. Lettko has also been appointed President and Mr. O’Dowd was appointed Treasurer, each as of October 27, 2005. On June 9, 2005, we announced the resignation of Nancy J. Ham as President and Chief Operating Officer. On January 7, 2006, we entered into an agreement with David Edward Oles pursuant to which Mr. Oles would resign as General Counsel of the Company effective January 31, 2006, and terminate his employment agreement. On June 22, 2006, Peter E. Fleming, III, was appointed as our General Counsel.

We are a healthcare transaction services company providing healthcare transaction processing, medical cost containment services, business process outsourcing solutions and related value-added products to physicians, payers, pharmacies, medical laboratories, and other healthcare suppliers. Our broad existing connectivity to payers and providers positions us as the second largest independent medical claims clearinghouse in the industry, serving more than 150,000 providers. Our cost containment business includes NPPN, the second largest Preferred Provider Organization (PPO) in terms of reach with more than 450,000 providers contracted, and currently is sixth in terms of managed care lives accessed through us.

Our business strategy is to leverage our leadership position in transaction services to establish ourselves as the premier provider of automated financial, clinical, cost containment, business outsourcing and administrative transaction services primarily between healthcare providers and payers, clinical laboratories and pharmacies.

Our electronic transaction processing services support a broad range of financial, clinical, and administrative transactions. To facilitate these services, we are completing the conversion of all of our clients to Phoenix SM.

Our cost containment and business outsourcing solutions businesses are included in the Transaction Services segment and are directed toward the medical insurance and managed care industries. Specifically, we provide integrated national PPO network access through NPPN, electronic claims repricing, and network and data management to healthcare payers, including self-insured employers, medical insurance carriers, PPOs and third party administrators.

We believe we are uniquely positioned in the marketplace as a result of our open network designed to handle electronic transactions with no equity ownership in businesses engaged in the front-end (i.e., physician practice management software system vendors and other physician desk top vendors) or in the back-end (i.e., payers, laboratories and pharmacies). This allows us to work with a multitude of partners with minimal competitive conflicts.

Another competitive differentiator is our presence in the clinical market. With the nation’s largest clinical laboratories as long-time customers, we have worked in partnership with them to develop customized laboratory communication tools and services that are unparalleled in the industry.

We also have the oldest and most established e-prescribing network in the nation, offering connectivity to over 30,000 pharmacies nationwide. Our e-prescribing solutions strive to improve efficiency by eliminating the need to process prescriptions and refill authorizations via paper. We offer both a front-end desktop solution, PreScribeTM, and online refill authorization via www.medavanthealth.com. Combined, we process more than 525,000 prescriptions or refills per month.

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

Although our primary location is in Norcross, Georgia, our products and services are delivered from various operational facilities located throughout the United States. We also operate our clinical computer network and portions of our financial and real-time production computer networks from a secure, third-party co-location site located in Atlanta, Georgia.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

	Three Months Ended June 30,

In thousands (unaudited)		% of Net		% of Net
	2006	Revenues	2005	Revenues	Change $	Change %

Net revenues:
Transaction Services	$ 13,307	85.5%	$ 17,599	84.7%	$ (4,292)	-24.4%
Laboratory Communication Solutions	2,250	14.5%	3,182	15.3%	(932)	-29.3%

	15,557	100.0%	20,781	100.0%	(5,224)	-25.1%

Cost of sales:
Transaction Services	3,356	21.6%	5,688	27.4%	(2,332)	-41.0%
Laboratory Communication Solutions	1,161	7.5%	1,685	8.1%	(524)	-31.1%

	4,517	29.0%	7,373	35.5%	(2,856)	-38.7%

Selling, general and administrative expenses:
Transaction Services	9,532	61.3%	11,910	57.3%	(2,378)	-20.0%
Laboratory Communication Solutions	694	4.5%	654	3.1%	40	6.1%

	10,226	65.7%	12,564	60.5%	(2,338)	-18.6%

Depreciation and amortization:
Transaction Services	1,779	11.4%	2,426	11.7%	(647)	-26.7%
Laboratory Communication Solutions	78	0.5%	143	0.7%	(65)	-45.5%

	1,857	11.9%	2,569	12.4%	(712)	-27.7%

Write-off of impaired assets:
Transaction Services	-	0.0%	-	0.0%	-
Laboratory Communication Solutions	-	0.0%	741	44.0%	(741)

	-	0.0%	741	44.0%	(741)

Operating income (loss):
Transaction Services	(1,360)	-8.7%	(2,425)	-11.7%	1,065	43.9%
Laboratory Communication Solutions	317	2.0%	(41)	-0.2%	358	873.2%

	(1,043)	-6.7%	(2,466)	-11.9%	1,423	57.7%

Interest expense, net	796	5.1%	420	2.0%	376	89.5%

Net loss	$ (1,839)	-11.8%	$ (2,886)	-13.9%	$ 1,047	36.3%

     Net Revenues. Consolidated net revenues decreased $5.2 million, or 25.1%, to $15.6 million for the three months ended June 30, 2006 compared to $20.8 million for the three months ended June 30, 2005.

     Net revenues in our Transaction Services segment decreased by $4.3 million, or 24.4%, for the three months ended June 30, 2006 compared to the same period in 2005. This decrease results primarily from a drop in revenue from electronic claims, statements and other real-time transactions (decrease of $3.2 million) due in large part to a loss in payer revenue from our EDI business as a result of payers eliminating or reducing their fees to us. The remainder of the decrease is due to a loss in cost containment revenue ($1.1 million) as a result of management’s elimination of less profitable product lines and competitive pressures within our TPA customer base. We do not anticipate the decline in net revenue to continue for the remainder of 2006.

     Laboratory Communication Solutions segment net revenues decreased $0.9 million, or 29.3%, for the three months ended June 30, 2006 compared to the same period last year. The decrease is attributable to a drop in orders from our largest customer in this segment. We do not anticipate significant growth from this segment during 2006, but we expect revenues to remain constant for the remainder of the year.

     Cost of Sales. Consolidated cost of sales decreased $2.9 million, or 38.7%, to $4.5 million, for the three months ended June 30, 2006 compared to $7.4 million for the same period last year.

The following table illustrates our cost of sales as a percentage of segment net revenues:

	Three Months Ended June 30,

In thousands (unaudited)		% of Segment		% of Segment
	2006	Net Revenue	2005	Net Revenue

Cost of sales:
Transaction Services	$ 3,356	25.2%	$ 5,688	32.3%
Laboratory Communication Solutions	1,161	51.6%	1,685	53.0%

	4,517	29.0%	7,373	35.5%

Gross margin:
Transaction Services	9,951	74.8%	11,911	67.7%
Laboratory Communication Solutions	1,089	48.4%	1,497	47.0%

	$ 11,040	71.0%	$ 13,408	64.5%

     Cost of sales in our Transaction Services segment consists of EDI transaction fees, provider network access fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, and revenue sharing arrangements with our business partners. Cost of sales decreased $2.3 million, or 41.0% to $3.4 million, for the three months ended June 30, 2006 compared to $5.7 million for the same period last year. Cost of sales as a percentage of segment net revenues decreased to 25.2% during the period from 32.3% last year. This decrease is primarily due to the corresponding decrease in net revenues during the period (24.4%) combined with savings resulting from contract renegotiations with certain strategic partners and lower costs related to discontinued statement processing. Gross margins on transaction services increased to 74.8% during the three months ended June 30, 2006 compared to 67.7% in the same period last year as management focused on more profitable product lines.

     Cost of sales in the Laboratory Communication Solutions segment includes hardware, third party software, consumable materials, direct manufacturing labor and indirect manufacturing overhead. Cost of sales decreased $0.5 million, or 31.1%, to $1.2 million for the three months ended June 30, 2006 compared to $1.7 million for the same period in 2005. Cost of sales as a percentage of segment revenue decreased to 51.6% during the period from 53.0% last year. This decrease is primarily related to the corresponding decrease in net revenues. Gross margins in this segment increased to 48.4% during the period compared to 47.0% last year.

     Selling, General and Administrative Expenses (“SG&A”). SG&A decreased for the three months ended June 30, 2006 by $2.3 million, or 18.6%, to $10.2 million from $12.5 million for the three months ended June 30, 2005. SG&A expenses as a percentage of total net revenues increased to 65.7% for the three months ended June 30, 2006 from 60.5% in the same period last year.

     Transaction Services segment SG&A expenses decreased $2.4 million, or 20.0%, to $9.5 million for the three months ending June 30, 2006 compared to $11.9 million for the same period last year. This decrease is primarily due to lower payroll expenses ($1.8 million) resulting from our continuing reduction in workforce which began in August 2005, lower relocation and recruiting fees ($0.3 million) incurred during our search for our CEO and CFO in 2005, lower commissions ($0.2 million), and an increase in internal capitalized development ($0.2 million), partially offset by an increase in accrued bonuses ($0.5 million) during the quarter ended June 30, 2006 compared to $0.1 million in 2005. The 2006 bonus is based on a plan that will pay such bonuses depending on the achievement of companywide goals. Additionally, compensatory stock options expense increased in 2006 ($0.2 million) as a result of the adoption of SFAS No. 123R. The remainder of the decrease in SG&A is the result of management’s focus on reducing overall expenses as part of our reorganization in the third quarter of 2005.

     Laboratory Communication Solutions segment SG&A expenses increased $0.04 million, or 6.1%, to $0.69 million for the three months ended June 30, 2006 compared to $0.65 million for the same period last year. This increase resulted from certain overhead expenses (payroll, rent, utilities) previously included in Transaction Services being recorded by this segment in 2006.

     Depreciation and Amortization. Depreciation and amortization decreased by $0.7 million to $1.9 million for the three months ended June 30, 2006 from $2.6 million for the same period last year. This decrease resulted from our impairment analysis and subsequent write-down of intangible assets during the third quarter of 2005, which lowered the future amortization of such items.

     Operating Loss. As a result of the foregoing, the operating loss for the three months ended June 30, 2006 was $1.0 million compared to an operating loss of $2.5 million for the same period last year.

     Interest Expense. Net interest expense for the three months ended June 30, 2006 was $0.8 million compared to $0.4 for the same period last year. This increase in expense is primarily due to higher effective interest charges on our Laurus debt facility and rising interest rates during the period compared to the prior year. We anticipate that interest expense will increase as our borrowings on our revolving credit facility increase.

     Net Loss. As a result of the foregoing, net loss for the three months ended June 30, 2006 and 2005 was $1.8 million and $2.9 million, respectively.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

	Six Months Ended June 30,

In thousands (unaudited)		% of Net		% of Net
	2006	Revenues	2005	Revenues	Change $	Change %

Net revenues:
Transaction Services	$ 28,440	84.6%	$ 36,206	85.2%	$ (7,766)	-21.4%
Laboratory Communication Solutions	5,192	15.4%	6,289	14.8%	(1,097)	-17.4%

	33,632	100.0%	42,495	100.0%	(8,863)	-20.9%

Cost of sales:
Transaction Services	7,629	22.7%	11,686	27.5%	(4,057)	-34.7%
Laboratory Communication Solutions	2,725	8.1%	3,369	7.9%	(644)	-19.1%

	10,354	30.8%	15,055	35.4%	(4,701)	-31.2%

Selling, general and administrative expenses:
Transaction Services	20,281	60.3%	23,881	56.2%	(3,600)	-15.1%
Laboratory Communication Solutions	1,408	4.2%	1,308	3.1%	100	7.6%

	21,689	64.5%	25,189	59.3%	(3,500)	-13.9%

Depreciation and amortization:
Transaction Services	3,363	10.0%	4,840	11.4%	(1,477)	-30.5%
Laboratory Communication Solutions	156	0.5%	326	0.8%	(170)	-52.1%

	3,519	10.5%	5,166	12.2%	(1,647)	-31.9%

Write-off of impaired assets:
Transaction Services	-	0.0%	-	0.0%	-
Laboratory Communication Solutions	-	0.0%	741	11.8%	(741)

	-	0.0%	741	11.8%	(741)

Operating income (loss):
Transaction Services	(2,833)	-8.4%	(4,201)	-9.9%	1,368	32.6%
Laboratory Communication Solutions	903	2.7%	545	1.3%	358	65.7%

	(1,930)	-5.7%	(3,656)	-8.6%	1,726	47.2%

Interest expense, net	1,482	4.4%	1,021	2.4%	461	45.2%

Net loss	$ (3,412)	-10.1%	$ (4,677)	-11.0%	$ 1,265	27.0%

     Net Revenues. Consolidated net revenues for the six months ended June 30, 2006 decreased by $8.9 million, or 20.9%, to $33.6 million from $42.5 million for the six months ended June 30, 2005.

     Net revenues in our Transaction Services segment decreased by $7.8 million, or 21.4%, to $28.4 million for the six months ended June 30, 2006 compared to the same period in 2005. This decrease results primarily from a drop in revenue from electronic claims, statements and other real-time transactions (decrease of $5.4 million), due in large part to a loss in payer revenue from our EDI business as a result of payers eliminating or reducing their fees to us. The remainder of the decrease is due to a loss in cost containment revenue ($2.4 million) as a result of management’s elimination of less profitable product lines and competitive pressures within our TPA customer base. We do not anticipate this decline in net revenue to continue for the remainder of 2006.

     Laboratory Communication Solutions segment net revenues decreased $1.1 million, or 17.4%, to $5.2 million for the six months ended June 30, 2006 compared to the same period last year. The decrease is primarily due to lower revenue from our largest customer. We do not anticipate significant growth from this segment during 2006, but we expect revenues to remain constant for the remainder of the year.

     Cost of Sales. Consolidated cost of sales decreased $4.7 million, or 31.2%, to $10.4 million for the six months ended June 30, 2006 compared to $15.1 million for the same period last year.

The following table illustrates our cost of sales as a percentage of segment net revenues:

	Six Months Ended June 30,

In thousands (unaudited)		% of Segment		% of Segment
	2006	Net Revenue	2005	Net Revenue

Cost of sales:
Transaction Services	$ 7,629	26.8%	$ 11,686	32.3%
Laboratory Communication Solutions	2,725	52.5%	3,369	53.6%

	10,354	30.8%	15,055	35.4%

Gross margin:
Transaction Services	20,811	73.2%	24,520	67.7%
Laboratory Communication Solutions	2,467	47.5%	2,920	46.4%

	$ 23,278	69.2%	$ 27,440	64.6%

     Cost of sales in our Transaction Services segment consists of EDI transaction fees, provider network access fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, and revenue sharing arrangements with our business partners. Cost of sales decreased $4.1 million, or 34.7%, to $7.6 million for the six months ended June 30, 2006 compared to $11.7 million for the same period last year. Cost of sales as a percentage of segment net revenues decreased to 26.8% during the period from 32.3% last year. This decrease is primarily due to the corresponding decrease in net revenues during the period (21.4%) combined with savings resulting from contract renegotiations with certain strategic partners and lower costs related to discontinued statement processing. Gross margins on transaction services increased to 73.2% during the three months ended June 30, 2006 compared to 67.7% in the same period last year as management focused on more profitable product lines.

     Cost of sales in the Laboratory Communication Solutions segment includes hardware, third party software, consumable materials, direct manufacturing labor and indirect manufacturing overhead. Cost of sales decreased $0.6 million, or 19.1%, to $2.7 million for the six months ended June 30, 2006 compared to $3.4 million for the same period in 2005. Cost of sales as a percentage of segment net revenues decreased to 52.5% during the period from 53.6% last year. This decrease is in line with the decrease in net revenues during the period. Gross margins in this segment increased to 47.5% during the period compared to 46.4% last year.

     Selling, General and Administrative Expenses (“SG&A”). SG&A decreased for the six months ended June 30, 2006 by $3.5 million, or 13.9%, to $21.7 million from $25.2 million for the six months ended June 30, 2005. SG&A expenses as a percentage of total net revenues increased to 64.5% for the six months ended June 30, 2006 from 59.3% for the same period in 2005.

     Transaction Services segment SG&A expenses decreased $3.6 million, or 15.1%, to $20.3 million for the six months ending June 30, 2006 compared to $23.9 million for the same period last year. This decrease can be attributed to lower payroll expenses ($3.3 million), lower recruiting expenses ($0.3 million), increased capitalization of development costs ($0.2 million), lower commissions ($0.2 million), lower outside programming expenses ($0.2 million), and lower professional fees ($0.2 million) compared to 2005. These reductions were partially offset by increased accrued bonuses ($1.2 million) and increased stock option expenses ($0.3 million) related to SFAS No. 123R. The 2006 bonus is based on a plan that will pay such bonuses depending on the achievement of companywide goals. The remainder of the decrease in SG&A is the result of management’s focus on reducing overall expenses as part of our reorganization in the third quarter of 2005.

     Laboratory Communication Solutions segment SG&A expenses increased $0.1 million, or 7.6%, to $1.4 million for the six months ended June 30, 2006 compared to $1.3 million for the same period last year. This increase resulted from certain overhead expenses (payroll, rent, utilities) previously included in Transaction Services being recorded by this segment in 2006.

     Depreciation and Amortization. Depreciation and amortization decreased by $1.7 million, or 31.9%, to $3.5 million for the six months ended June 30, 2006 compared to $5.2 million for the same period last year. This decrease resulted from our impairment analysis and subsequent write-down of intangible assets during the third quarter of 2005, which lowered the future amortization of such items.

     Operating Loss. As a result of the foregoing, the operating loss for the six months ended June 30, 2006 was $1.9 million compared to an operating loss of $3.7 million for the same period last year.

     Interest Expense. Net interest expense for the six months ended June 30, 2006 was $1.5 million compared to $1.0 million for the same period last year. This increase in expense is primarily due to higher effective interest charges on our Laurus debt facility and rising interest rates during the period compared to the prior year. We anticipate that interest expense will increase as our borrowings on our revolving credit facility increase.

     Net Loss. As a result of the foregoing, net loss for the six months ended June 30, 2006 and 2005 was $3.4 million and $4.7 million, respectively.

Liquidity and Capital Resources

      During the six months ended June 30, 2006, net cash used in operating activities totaled $1.8 million, primarily related to our continued effort to pay down outstanding payables and accrued expenses during the period, including $0.3 million of settled litigation, $0.2 million for severance, and $0.4 million of accrued bonuses. Additional accrued bonuses for 2006 are contingently payable upon the attainment of our companywide goals and objectives. Cash used in investing activities totaled $1.6 million for the funding of capital expenditures related to our technical infrastructure and administrative systems, capitalized development of internal systems, and our purchase of Zeneks, Inc. We anticipate that we will spend approximately $1.2 million on capital expenditures, including capitalized development costs, for the remainder of 2006. These capital expenditures may be deferred to future periods by management at its discretion. Cash used in financing activities totaled $1.5 million, consisting of drawings on our Laurus credit facility for the repayments of notes payable, payments of other long-term debt, and payments related to capital leases.

     On December 7, 2005, we entered into a loan transaction with Laurus pursuant to which Laurus extended $20 million in financing to us in the form of a $5.0 million secured term loan and a $15.0 million secured revolving credit facility. The term loan has a stated term of five (5) years and will accrue interest at Prime plus 2%, subject to a minimum interest rate of 8%. The term loan is payable in equal monthly principal installments of approximately $89,300 plus interest until the maturity date on December 6, 2010. The revolving credit facility has a stated term of three (3) years, with two one-year options, and will accrue interest at the 90 day LIBOR rate plus 5%, subject to a minimum interest rate of 7%, and a maturity date of December 6, 2008. In connection with the loan agreement, we issued 500,000 shares of our Common Stock to Laurus. We also granted Laurus a first priority security interest in substantially all of our present and future tangible and intangible assets (including all intellectual property) to secure our obligations under the loan agreement. As of June 30, 2006, we had approximately $3.3 million available on our revolving credit facility. Per the loan agreement, we are required to maintain a lock box arrangement wherein monies received by us are automatically swept to repay the loan balance on the revolving credit facility.

     We believe that we have sufficient cash and cash equivalents on hand or available to us under our credit facility to fund our operations and capital requirements. Management has discretion over its capital expenditures and will continue to evaluate its costs structure in order to maximize its cash flows. If we require additional funding in the future to satisfy any of our outstanding future obligations or to further our strategic plans, there can be no assurance that any additional funding will be available to us, or if available, that it will be available on acceptable terms. If we are successful in obtaining additional financing, the terms of the financing may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of our Common Stock. We believe that if we are not successful in obtaining additional financing for further product development or strategic acquisitions, such inability may adversely impact our ability to successfully execute our business plan and may put us at a competitive disadvantage.

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

      Revenue Recognition - Revenue is derived from our Transaction Services and Laboratory Communication Solutions segments.

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

New Accounting Pronouncements

      In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN No. 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that adoption of FIN No. 48 will have on our consolidated financial position, results of operations and cash flows.

      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaced APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial position, results of operations or cash flows.

      In March 2005, the FASB issued FASB Interpretation, or FIN No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which required an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We were required to adopt the provisions of FIN No. 47 no later than the end of our 2005 fiscal year. The adoption of FIN No. 47 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

     Statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements present our expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. In particular, these include statements relating to: our ability to identify suitable acquisition candidates; our successful integration of any future acquisitions; our ability to successfully develop, market, sell, cross-sell, install and upgrade our clinical and financial transaction services and applications to new and current physicians, payers, medical laboratories and pharmacies; our ability to compete effectively on price and support services; our ability to increase revenues and revenue opportunities; and our ability to meet expectations regarding future capital needs and the availability of credit and other financing sources.

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

     Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. We refer you to the cautionary statements and risk factors set forth in the documents we file from time to time with the SEC, particularly our Annual Report on Form 10-K/A for the year ended December 31, 2005 as filed with the SEC on April 11, 2006. Shareholders are cautioned not to put undue reliance on any forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any intent or obligation to update any forward-looking statements.

Available Information

     MedAvant’s Internet address is www.medavanthealth.com. MedAvant makes available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We own no derivative financial instruments or derivative commodity instruments. We have no international sales and, therefore, we do not believe that we are exposed to material risks related to foreign currency exchange rates.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In December of 2001, Insurdata Marketing Services, Inc., referred to as IMS, filed a lawsuit against HealthPlan Services, Inc., referred to as HPS, a former subsidiary of PlanVista, for unspecified damages in excess of $75,000. The complaint alleges that HPS failed to pay commissions to IMS pursuant to an arbitration award rendered in 1996. On January 10, 2005, the court granted summary judgment to IMS on the issue of liability for the arbitration award. We filed an appeal on the issue of liability. On September 26, 2005, we entered into a settlement to pay a total of $775,000 in exchange for a release from the entire claim, with an initial payment of $225,000 and the rest due in equal installments over five subsequent months. We paid the last installment in March 2006 in accordance with the settlement agreement. We received a filed, stamped copy of the dismissal on July 20, 2006.

     In early 2000, four named plaintiffs filed a class action against Fidelity Group, Inc., referred to as Fidelity, HPS, Third Party Claims Management, and others, for unspecified damages, and the action is currently pending in the United States District Court for the District of South Carolina, Charleston division. The complaint stems from the failure of a Fidelity insurance plan, and alleges unfair and deceptive trade practices; negligent undertaking; fraud; negligent misrepresentation; breach of contract; civil conspiracy; and RICO violations against Fidelity and its contracted administrator, HPS. Two principals of the Fidelity plan have been convicted of insurance fraud and sentenced to prison in a separate proceeding. The class was certified and such certification was eventually upheld on appeal. Shortly after the case was remanded to the trial judge as a certified class for further discovery, we filed a motion to de-certify the matter based upon evidence not available to the trial judge when he first certified the class. While that motion was pending, the parties agreed to mediate the case before the trial judge. The mediation was successful and the parties agreed orally to settle the matter. We believe that our obligations under the settlement will be paid by our insurance carrier. On May 10, 2006, we received a preliminary order approving the settlement. The plaintiff’s attorney must now deliver notice to the class for response. The fairness hearing is scheduled for August 17, 2006.

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

      In December 2004, Honolulu Disposal Service, Inc. et al, referred to as HDSI, sued American Benefit Plan Administrators, Inc., referred to as ABPA, a former subsidiary of PlanVista Corporation, in the Circuit Court of the First Circuit of the State of Hawaii, alleging damages of $5,700,000 for failure to properly conduct payroll audits during the period of 1982 through 1996. The case was removed to the U.S. District Court for the District of Hawaii. Substantial discovery has taken place. ABPA filed a motion for summary judgment, which was granted on April 20, 2006. The plaintiff has not filed an appeal.

      We have been named as a defendant in an action filed in December 2005 in the Eastern District of Wisconsin by Metavante Corporation, referred to as Metavante. Metavante claims that our use of the name “MedAvant” and the logo in connection with healthcare transaction processing infringes trademark rights allegedly held by Metavante. The Court recently issued a Decision and Order denying Metavante’s motion for a preliminary injunction. Metavante has sought unspecified compensatory damages and injunctive relief. We believe that this action is without merit, and are vigorously defending our use of the name MedAvant and the logo. We do not believe the proceeding will have a material adverse effect on our business, financial condition, results of operations or cash flows.

     We have been named as a defendant in an action filed in July 2006 in the United States District Court of New Jersey by MedAvante, Inc., referred to as MedAvante. MedAvante claims that our use of the names “MedAvant” and “MedAvant Healthcare Solutions” infringes trademark rights allegedly held by MedAvante. MedAvante has sought unspecified compensatory damages and injunctive relief. We believe that this action is without merit as we operate in different markets, and we plan to vigorously defend our use of the names “MedAvant” and “MedAvant Healthcare Solutions.” We do not believe the proceeding will have a material adverse effect on our business, financial condition, results of operations or cash flows.

     From time to time, we are party to other legal proceedings in the course of our business. We, however, do not expect such other legal proceedings to have a material adverse effect on our business or financial condition.

ITEM 1A. RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an Annual Meeting of Shareholders of the Company on June 1, 2006 (the “Annual Meeting”). At the Annual Meeting, our shareholders elected the following directors to office and approved the following actions:

Proposal 1 – Election of Directors

The following directors were elected to hold office until our 2007 Annual Meeting or until their successors have been duly elected and qualified:

				Broker
	For	Against	Withhold	Non-Votes
Edwin M. Cooperman	11,784,207	0	242,601	0
Thomas E. Hodapp	11,783,764	0	243,044	0
Eugene R. Terry	11,685,941	0	340,867	0
James H. McGuire	11,851,270	0	175,538	0
Braden R. Kelly	11,739,253	0	287,555	0
John G. Lettko	11,851,770	0	175,038	0

Proposal 2 – Approval of an Amendment to our 2002 Stock Option Plan

The following is the vote approving an amendment to our 2002 Stock Option Plan to increase the number of shares of common stock available for issuance under the Plan from 1,350,000 to 1,920,132:

				Broker
	For	Against	Withhold	Non-Votes
2002 Stock Option Plan
Amendment	6,802,031	777,726	17,039	4,430,013

Proposal 3 – Approval of our 2006 Outside Director Stock Option Plan

The following is the vote approving our 2006 Outside Director Stock Option Plan:

				Broker
	For	Against	Withhold	Non-Votes
2006 Outside Director Stock
Option Plan	6,776,629	811,686	8,481	4,430,013

Proposal 4 – Ratification and Appointment of Deloitte & Touche LLP to serve as our independent accountants for fiscal year 2006

The following is the vote approving the ratification and appointment of Deloitte & Touche LLP to serve as our independent registered public accounting firm for fiscal year 2006:

				Broker
	For	Against	Withhold	Non-Votes
Ratification and appointment of
Deloitte & Touche LLP	11,978,216	44,504	4,088	0

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are furnished or filed as part of this Report on Form 10-Q:

31.1	Certification by John G. Lettko, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d- 14.31.2

31.2	Certification by Douglas J. O’Dowd, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by John G. Lettko, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Douglas J. O’Dowd, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROXYMED, INC.

Date:	August 9, 2006	By:	/s/ John G. Lettko

John G. Lettko
Chief Executive Officer

Date:	August 9, 2006	By:	/s/ Douglas J. O’Dowd

Douglas J. O’Dowd
Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
EXCHANGE ACT RULES 13A-14(a) AND 15D-14(a), AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John G. Lettko, Chief Executive Officer of ProxyMed, Inc., certify that:

1	.	I have reviewed this quarterly report on Form 10-Q of ProxyMed, Inc;

2	.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3	.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4	.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

		a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

		b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

		c.	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

		d.	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5	.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

		a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

		b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 9, 2006

/s/ JOHN G. LETTKO
John G. Lettko
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
EXCHANGE ACT RULES 13A-14(a) AND 15D-14(a), AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Douglas J. O’Dowd, Chief Financial Officer of ProxyMed, Inc., certify that:

1	.	I have reviewed this quarterly report on Form 10-Q of ProxyMed, Inc;

2	.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3	.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4	.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

		a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

		b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

		c.	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

		d.	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5	.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

		a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

		b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 9, 2006

/s/ DOUGLAS J. O’DOWD
Douglas J. O’Dowd
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ProxyMed, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John G. Lettko, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John G. Lettko
John G. Lettko
Chief Executive Officer
August 9, 2006

A signed original of this written statement required by Section 906 has been provided to ProxyMed, Inc. and will be retained by ProxyMed, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ProxyMed, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Douglas J. O’Dowd, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Douglas J. O’Dowd
Douglas J. O’Dowd
Chief Financial Officer
August 9, 2006

A signed original of this written statement required by Section 906 has been provided to ProxyMed, Inc. and will be retained by ProxyMed, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.