Form 10-Q
period 2006-09-30
PROXYMED INC /FT LAUDERDALE/
filed 2006-11-09
CIK 906337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Common Stock, $0.001 Par Value
13,210,573 Shares as of November 9, 2006

TABLE OF CONTENTS
Page
Part I – Financial Information
Item 1 – Consolidated Financial Statements:
Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	3
Consolidated Statements of Operations for the Three and Nine Months Ended
September 30, 2006 and 2005 (unaudited)	4
Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2006 and 2005 (unaudited)	5
Notes to Consolidated Financial Statements (unaudited)	6
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	26
Item 4 – Controls and Procedures	26

Part II – Other Information
Item 1 – Legal Proceedings	27
Item 1A – Risk Factors	27
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 4 – Submission of Matters to a Vote of Security Holders	27
Item 6 – Exhibits	28
Signatures	29
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO
EX-32.2 SECTION 906, CERTIFICATION OF THE CFO
Items 3 and 5 of Part II are omitted because they are not applicable.

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands except for share and per share data)

	(Unaudited)
	September 30,	December 31,
Assets	2006	2005

Current assets:
Cash and cash equivalents	$1,844	$5,546
Accounts receivable - trade, net of allowance for doubtful accounts of
$3,387 and $5,525 respectively	15,341	15,976
Inventory	684	1,030
Restricted cash	-	75
Prepaid expenses and other current assets	1,358	1,090

Total current assets	19,227	23,717

Property and equipment, net	6,553	4,322
Purchased technology, capitalized software and
other intangible assets, net	15,412	17,879
Other long-term assets	2,792	3,279
Goodwill	26,480	26,444

Total assets	$70,464	$75,641

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable, accrued expenses, and other current liabilities	$10,304	$14,072
Current portion of capital leases	682	-
Deferred revenue	337	334
Notes payable and current portion of long-term debt	10,151	8,584
State income taxes payable	755	712

Total current liabilities	22,229	23,702
Income taxes payable	411	911
Convertible notes	13,137	13,137
Other long-term debt	3,393	3,335
Long-term capital leases	1,479	-
Long-term deferred revenue and other long-term liabilities	1,050	1,652

Total liabilities	41,699	42,737

Stockholders' equity:
Series C 7% Convertible preferred stock - $.01 par value.
Authorized 300,000 shares; issued 253,265 shares;
outstanding 2,000 shares; liquidation preference $200	-	-
Common Stock - $0.001 par value. Authorized 30,000,000
shares; issued and outstanding 13,210,188 and
13,203,702 shares, respectively	14	14
Additional paid-in capital	243,124	242,297
Accumulated deficit	(214,373)	(209,367)
Unearned compensation	-	(40)

Total stockholders' equity	28,765	32,904

Total liabilities and stockholders' equity	$70,464	$75,641

The accompanying notes are an integral part of the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(amounts in thousands except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net revenues:
Transaction fees, cost containment
services and license fees	$13,478	$15,514	$42,842	$52,699
Communication devices and other tangible goods	2,505	2,255	6,773	7,565

Total operating revenue	15,983	17,769	49,615	60,264

Costs and expenses:
Cost of transaction fees, cost containment services and
license fees, excluding depreciation and amortization	3,107	4,539	10,873	17,867
Cost of laboratory communication devices and other
tangible goods, excluding depreciation and amortization	1,439	1,286	4,027	3,013
Selling, general and administrative expenses	10,240	11,933	31,930	37,122
Depreciation and amortization	2,036	2,521	5,554	7,687
Write-off of impaired assets	-	95,675	-	96,416

	16,822	115,954	52,384	162,105

Operating loss	(839)	(98,185)	(2,769)	(101,841)

Interest expense, net	757	419	2,239	1,440
Other expense	-	175	-	175

Loss before income taxes	(1,596)	(98,779)	(5,008)	(103,456)
Provision for income taxes	-	-	-	-

Net loss	$(1,596)	$(98,779)	$(5,008)	$(103,456)

Basic and diluted loss per share	$(0.12)	$(7.78)	$(0.38)	$(8.17)

Basic and diluted weighted average shares outstanding	13,210,188	12,703,702	13,206,993	12,665,084

The accompanying notes are an integral part of the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,

	2006	2005

Cash flows from operating activities:
Net loss	$(5,008)	$(103,456)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	5,554	7,687
Loss on settlement of liability	-	175
Write-off of impaired assets	-	96,416
Write-off of fixed assets	11	-
Share-based compensation	846	240
Changes in assets and liabilities:
Accounts and other receivables	718	3,458
Inventory	347	612
Other assets	380	235
Accounts payable and accrued expenses	(3,711)	(3,029)
Deferred revenue	(66)	(222)
Income tax payable	(457)	2,281
Other liabilities	(534)	(112)

Net cash (used in) provided by operating activities	(1,920)	4,285

Cash flows from investing activities:
Capital expenditures	(1,891)	(1,640)
Capitalized software	(1,009)	(400)
Acquisition of business	(225)	-
Proceeds from the sale of property and equipment	4	-
Decrease in restricted cash	-	72

Net cash used in investing activities	(3,121)	(1,968)

Cash flows from financing activities:
Net proceeds from sale of common stock	-	500
Net proceeds from exercise of stock options	23	-
Draws on line of credit	41,313	28,125
Repayment of line of credit	(38,804)	(15,996)
Debt issuance costs	(145)	-
Payment of related party note payable	-	(18,394)
Payment of notes payable, capital leases and long-term debt	(1,048)	(2,170)

Net cash provided by (used in) financing activities	1,339	(7,935)

Net decrease in cash and cash equivalents	(3,702)	(5,618)
Cash and cash equivalents at beginning of period	5,546	12,374

Cash and cash equivalents at end of period	$1,844	$6,756

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,532	$1,334
Non-cash investing and financing information:
Capital lease obligations	$2,328	$-
Increase in purchase price of acquisition related to net settlement of
New York state tax liability	$-	$968

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

The unaudited results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2005, as filed with the SEC on April 11, 2006 (“10-K/A”).

	(b)	Reclassification – Certain 2005 amounts have been reclassified in order to conform to the 2006 presentation in the accompanying consolidated financial statements.

	(c)	Revenue Recognition — Revenue is derived from our Transaction Services and Laboratory Communication Solutions segments.

Revenues in our Transaction Services segment are recorded as follows:

		•	For revenues derived from insurance payers, pharmacies and submitters, such revenues are recognized on a per transaction basis or flat fee basis in the period the services are rendered.

		•	Revenue from our medical cost containment business is recognized when the services are performed and are recorded net of estimated allowances. These revenues are primarily in the form of fees generated from discounts we secure for payers that access our provider network.

		•	Revenues associated with revenue sharing agreements are recorded as gross revenue on a per transaction basis or a percentage of revenue basis and may involve increasing amounts or percentages based on transaction or revenue volumes achieved. This treatment is in accordance with Emerging Issues Task Force Consensus No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”

		•	Revenue from certain up-front fees is recognized ratably over the term of the contract. This treatment is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”).

		•	Revenue from support and maintenance contracts is recognized ratably over the contract period.

Revenues in our Laboratory Communication Solutions segment are recorded as follows:

		•	Revenue from support and maintenance contracts is recognized ratably over the contract period.

		•	Revenue from the sale of inventory and manufactured goods is recognized when the product is delivered, price is fixed or determinable, and collectibility is probable. This treatment is in accordance with SAB No. 104.

		•	Revenue from the rental of laboratory communication devices is recognized ratably over the period of the rental contract.

(d)	Allowance for Doubtful Accounts/Revenue Allowances/Bad Debt Estimates — We rely on estimates to determine revenue adjustments and the adequacy of our allowance for doubtful accounts receivable. These estimates are based on our historical experience and the industry in which we operate. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, in our Transaction Services segment, we evaluate the collectibility of our accounts receivable based on a combination of factors, including historical collection ratios.

In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a reserve for doubtful accounts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off history and the length of time the receivables are past due. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for losses.

(e)	Net loss per share — Basic net loss per share of common stock is computed by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net loss per share reflects the potential dilution from the exercise or conversion of securities into common stock; however, the following shares were excluded from the calculation of diluted net loss per share because their effects would have been anti-dilutive:

	Nine months ended September 30,

(unaudited)	2006	2005

Common Stock excluded in the computation of net loss per share:
Convertible preferred stock	13,333	13,333
Convertible notes payable	238,989	238,989
Stock options	1,827,248	1,655,872
Warrants	857,215	857,215

	2,936,785	2,765,409

(f)	Share Based Compensation – In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payments (Revised 2004)” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related guidance. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be estimated using option-pricing models adjusted for the unique characteristics of those instruments and will be recognized and expensed over the period which an employee is required to provide service in exchange for the award (usually the vesting period). Fair value is based on market prices (if those prices are publicly available). If not available, SFAS No. 123R does not specifically require the use of a particular model; however, the most common models are the Black-Scholes model and lattice (binomial) models. Additionally, modifications to an equity award after the grant date require a compensation cost to be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the award immediately before the modification. The effective date of SFAS No. 123R is for interim and annual reporting periods beginning after December 15, 2005.

As of September 30, 2006, we had share-based employee compensation plans which are described in Note 13 of the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2005. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant. Effective January 1, 2006, we adopted SFAS No. 123R, which requires the recognition of the fair value of stock compensation in the Statement of Operations. We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as equity instruments. Prior to January 1, 2006, we accounted for these plans under the measurement and recognition principles of APB No. 25 and related interpretations.

We elected to use the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. Unrecognized expense of awards not yet vested at the date of adoption shall be recognized in the Statement of Operations in the periods after the date of adoption using the same valuation methods and assumptions determined under the original provisions of SFAS No. 123 as disclosed in our previous filings. Due to the adoption of SFAS No. 123R, we recorded approximately $266,000 and $826,000 of share-based compensation related to vested stock options in the Statement of Operations during the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2005, we recorded approximately $7,000 and $240,000 of share-based compensation related to vested stock options in the statement of operations under APB No. 25.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123R to share-based compensation for the prior-year’s interim periods:

In thousands except for per share data
	Three Months Ended	Nine Months Ended
(unaudited)	September 30, 2005	September 30, 2005

Net loss, as reported	$(98,779)	$(103,456)
Deduct: Total stock-based employee pro forma
compensation expense determined under fair value based method for
all awards, net of related tax effects	(19)	(1,103)

Addback charges already taken for
intrinsic value of options	7	240

Pro forma net loss	$(98,791)	$(104,319)

Loss per Common Share:
Basic and Diluted - as reported	$(7.78)	$(8.17)
Basic and Diluted - pro forma	$(7.78)	$(8.24)

We used the Black-Scholes valuation model for options awarded prior to 2005 and a combination of Black- Scholes and lattice models for options awarded in 2005 and later to estimate the fair value of each option award on the date of grant. During the three and nine months ended September 30, 2006, we issued 179,500 and 538,000 stock options, respectively, and issued no restricted stock awards. The weighted- average fair value of the options granted via our stock option plans during these periods was $2.44 and $2.81. The fair value of an option is calculated using a number of factors including the exercise price on the date of grant which equals the closing stock price on such date. The other factors used for computing the fair value of the options, for the three and nine months ended September 30, 2006, were: expected dividend yield of 0.0%; risk-free interest rate of 4.79%-5.02%; expected life of 6 years; and an expected volatility of 46.7%-60.3%. The factors used for the three and nine months ended September 30, 2005, were: dividend yield of 0.0%; risk-free interest rate of 3.86%-4.42%; expected life of 6 years; and an expected volatility of 34.5%-62.6%. We issued 25,000 and 736,500 stock options, respectively, and no restricted stock awards during the three and nine months ended September 30, 2005.

The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. Expected volatility is based on historical volatility of our Common Stock over the period commensurate with the expected life of the options. The risk-free interest rate used is derived from the average U. S. Treasury rate for the period, which approximates the rate in effect at the time of the grant. The expected life calculation is based on the observed and expected time to post-vesting exercise and forfeitures of options by our employees.

Based on historical experience of option pre-vesting cancellations, we have assumed an annualized forfeiture rate of 25.5% for all options. Under the true-up provisions of SFAS No. 123R, we will record additional expense if the actual forfeiture rate is lower than estimated and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

A summary of option activity under the plans as of September 30, 2006, and changes during the nine months then ended is presented below:

			WEIGHTED-
		WEIGHTED-	AVERAGE
		AVERAGE	REMAINING	AGGREGATE
		EXERCISE	CONTRACTUAL	INTRINSIC
STOCK OPTIONS	SHARES	PRICE	TERM	VALUE

Outstanding as of January 1, 2006	1,750,167	$9.90
Granted	538,000	6.77
Exercised	(6,486)	3.55
Cancelled (forfeited or expired)	(454,433)	10.73

Outstanding as of September 30, 2006	1,827,248	$8.80	5.93	$211,231

Vested and exercisable at September 30, 2006	660,232	$13.08	3.27	$0

Total compensation cost of options granted but not yet vested as of September 30, 2006, is $3,502,825, which is expected to be recognized over the weighted average period of 3.0 years.

Prior to adoption of SFAS No. 123R, we recorded a grant of non-vested stock options to a non-employee with an offsetting contra-equity account, unearned compensation, which was amortized to expense over the vesting period. Upon adoption of SFAS No. 123R, any such balances of unearned compensation ($40,000) as of January 1, 2006, were reversed (i. e. , netted against additional paid-in capital). Such costs will continue to be expensed over the vesting period with the offset against additional paid-in capital.

Under SFAS No. 123R, compensation cost for our stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. The following table outlines the effect of SFAS No. 123R on our key financial disclosures for the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006

		Effect of the	Excluding the		Effect of the	Excluding the
	As	Adoption of	Effect of	As	Adoption of	Effect of
In thousands except per share data (unaudited)	Reported	SFAS 123R	SFAS 123R	Reported	SFAS 123R	SFAS 123R

Income (loss) from operations	$(1,596)	$266	$(1,330)	$(5,008)	$826	$(4,182)
Income (loss) before income taxes	(1,596)	266	(1,330)	(5,008)	826	(4,182)

Net income (loss) applicable to
common shareholders	(1,596)	266	(1,330)	(5,008)	826	(4,182)

Net income (loss) per common share:
Basic and diluted	$(0.12)	$0.02	$(0.10)	$(0.38)	$0.06	$(0.32)

(g)	New Accounting Pronouncements — In June 2006, the FASB issued Interpretation 48 (“FIN No. 48”) “Accounting for Income Tax Uncertainties,” which clarifies the accounting for uncertainty in income taxes recognized in the consolidated financial statements in accordance with SFAS Statement No. 109 “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold of more-likely-than- not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and that the tax position will be examined by appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the consolidated financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the expected impact that adoption of FIN No. 48 will have on our consolidated financial position, results of operations, and cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaced APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements. ” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which addressed quantifying financial statement misstatements. Prior to SAB 108, firms might evaluate the materiality of financial-statement misstatements using either the "rollover" or "iron- curtain" approaches, with the rollover approach focusing on new misstatements added in the current year, and the iron-curtain approach focusing on the cumulative amount of misstatements present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach and not be corrected. SAB 108 now requires that firms view financial statement misstatements as material if they are material according to either the rollover or iron curtain approaches. We do not expect SAB 108 to have a material impact on our consolidated financial position, results of operations, or cash flows.

In March 2005, the FASB issued FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which required an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 was effective no later than the end of our 2005 fiscal year. The adoption of FIN 47 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

(2)	Inventory

Inventory consists of the following as of the dates indicated, and is valued at the lower of cost or market:

	(unaudited)
In thousands	September 30,	December 31,
	2006	2005

Materials, supplies and component parts	$273	$290
Work in process	34	84
Finished goods	377	656

	$684	$1,030

(3)	Goodwill & Other Intangible Assets

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we performed an interim test of our Goodwill as of September 30, 2006. This analysis compared the fair value of each reporting unit against their carrying amounts and indicated that the fair value of each reporting entity exceeded the carrying amount. Therefore, goodwill of each reporting unit was considered not impaired. The following table summarizes the changes in our other intangibles for the nine months ended September 30, 2006. The estimated useful lives and the carrying amounts of other intangible assets for the periods indicated, by category, are as follows:

In thousands		(unaudited)
		September 30, 2006			December 31, 2005

	Estimated	Carrying	Accumulated		Carrying	Accumulated
	Useful lives	Amount	Amortization	Net	Amount	Amortization	Net

Capitalized software	3 - 5 years	$4,069	$(1,985)	$2,084	$3,133	$(1,429)	$1,704
Purchased technology	3 - 12 years	8,925	(6,435)	2,490	8,852	(4,791)	4,061
Customer relationships	7 years	13,851	(7,299)	6,552	13,747	(6,454)	7,293
Provider network	7 years	7,565	(3,279)	4,286	7,565	(2,744)	4,821

		$34,410	$(18,998)	$15,412	$33,297	$(15,418)	$17,879

The estimates of useful lives of other intangible assets are based on historical experience, the industry in which the entity operates, or on contractual terms. If indications arise that would materially impact these lives, an impairment charge may be required and the corresponding useful lives may be reduced. Other intangible assets are being amortized on a straight-line basis. Amortization expense was $1.3 million and $1.8 million for the three months ended September 30, 2006 and 2005, respectively, and amortization was $3.6 million and $5.6 million for the nine months ended September 30, 2006 and 2005, respectively.

As of September 30, 2006, estimated future amortization of other intangible assets is as follows:

In thousands (unaudited)

2006 (remainder of year)	$1,396
2007	4,033
2008	3,398
2009	1,924
2010	1,786
2011	1,786

$14,323

(4)	Debt Obligations

	(a)	Revolving Credit Facility and Term Debt - On December 7, 2005, we and certain of our wholly-owned subsidiaries, entered into a security and purchase agreement (the “Loan Agreement”) with Laurus Master Fund, Ltd. (“Laurus”) to provide up to $20 million in financing to us.

Under the terms of the Loan Agreement, Laurus extended financing to us in the form of a $5.0 million secured term loan (the “Term Loan”) and a $15.0 million secured revolving credit facility (the “Revolving Credit Facility”). The Term Loan has a stated term of five (5) years and will accrue interest at Prime plus 2%, subject to a minimum interest rate of 8%. The Term Loan is payable in equal monthly principal installments of approximately $89,300 plus interest until the maturity date on December 6, 2010. The Revolving Credit Facility has a stated term of three (3) years and will accrue interest at the 90 day LIBOR rate plus 5%, subject to a minimum interest rate of 7%, and a maturity date of December 6, 2008 with two (2) one-year extension-options at the discretion of Laurus. Additionally, in connection with the Loan Agreement, we issued 500,000 shares of our Common Stock, par value $0.001 per share (the “Closing Shares”) to Laurus that were valued at approximately $2.4 million at the time of issuance. As of September 30, 2006, we had approximately $3.7 million of borrowing capacity on our revolving credit facility.

We granted Laurus a first priority security interest in substantially all of our present and future tangible and intangible assets (including all intellectual property) to secure our obligations under the Loan Agreement. The Loan Agreement contains various customary representations and warranties of us as well as customary affirmative and negative covenants, including, without limitation, liens of property, maintaining specific forms of accounting and record maintenance, and limiting the incurrence of additional debt. The Loan Agreement does not contain restrictive covenants regarding minimum earning requirements, historical earning levels, fixed charge coverage, or working capital requirements. We can borrow up to three times the trailing 12-months of historical earnings, as defined in the agreement. Per the loan agreement, we are required to maintain a lock box arrangement wherein monies received by us are automatically swept to repay the loan balance on the revolving credit facility.

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

(b)	Convertible Notes — On December 31, 2002, we issued $13.4 million of 4% uncollateralized convertible promissory notes to the former shareholders of MedUnite as part of the consideration paid in the acquisition of MedUnite. These notes mature on December 31, 2008. Interest is payable quarterly in cash in arrears. The notes were convertible into 716,968 shares, based on a conversion price of $18.323 per share.

Convertibility was dependent upon certain revenue targets being met. During the measurement period, only the first revenue target was achieved, therefore, one-third of the outstanding shares will remain convertible until December 31, 2008. The total amount of convertible notes as of September 30, 2006, and December 31, 2005, is $13.1 million. The notes are now convertible into 238,989 shares of our Common Stock.

(5) Equity Transactions

During the three and nine months ended September 30, 2006, we granted 179,500 and 538,000 stock options, respectively, at exercise prices between $5.13 and $8.19 per share to officers, directors, and employees. Such options are for ten-year terms and generally vest over four years following the date of the grant. During the three months ended June 30, 2006, 6,486 employee stock options were exercised at $3.55 per share. We received approximately $23,000 in proceeds from the exercise of these stock options.

(6) Segment Information

We operate in two reportable segments that are separately managed: Transaction Services and Laboratory Communication Solutions. Transaction Services includes EDI, cost containment and other value-added services principally between submitters (physicians, billing companies, hospitals, laboratories, and others) and payers (insurance companies, TPAs, Medicare, Medicaid and others). Laboratory Communication Solutions includes the sale, lease and service of communication devices principally to laboratories.

In thousands (unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net revenues by operating segment:
Transaction Services	$12,795	$15,058	$41,235	$51,264
Laboratory Communication Solutions	3,188	2,711	8,380	9,000

	$15,983	$17,769	$49,615	$60,264

Operating income (loss) by operating segment:
Transaction Services	$(1,781)	$(98,586)	$(4,614)	$(102,788)
Laboratory Communication Solutions	942	401	1,845	947

	$(839)	$(98,185)	$(2,769)	$(101,841)

	September 30, 2006	December 31, 2005

Total assets by operating segment:
Transaction Services	$56,651	$63,186
Laboratory Communication Solutions	13,813	12,455

	$70,464	$75,641

(7)	Income Taxes

As of September 30, 2006, we had a net deferred tax asset of approximately $97.3 million, which was fully offset by a valuation allowance due to cumulative losses in recent years. Realization of the net deferred tax asset is dependent upon us generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. We will adjust this valuation reserve if, during future periods, management believes we will generate sufficient taxable income to realize the net deferred tax asset.

(8)	Commitments and Contingencies

	(a)	Litigation — We have been named as a defendant in an action filed in December 2005, in the Eastern District of Wisconsin by Metavante Corporation, (“Metavante”). Metavante claims that our use of the name “MedAvant” and the logo in connection with healthcare transaction processing infringes trademark rights allegedly held by Metavante. Metavante has sought unspecified compensatory damages and injunctive relief. The Court recently issued a Decision and Order denying Metavante’s motion for a preliminary injunction. On October 27, 2006, Metavante Corporation and MedAvant entered into a Settlement and Release Agreement. A voluntary dismissal of this matter will be filed shortly, with no material financial impact on us.

We have been named as a defendant in an action filed in July 2006, in the United States District Court of New Jersey by MedAvante, Inc., (“MedAvante”). MedAvante claims that our use of the names “MedAvant” and “MedAvant Healthcare Solutions” infringes trademark rights allegedly held by MedAvante. MedAvante has sought unspecified compensatory damages and injunctive relief. On October 12, 2006, the District Court issued an opinion on Plaintiff’s Motion for Preliminary Injunction in which the Court held for Plaintiff. The District Court ordered Plaintiff to submit a proposed final order. We have filed a motion seeking to be heard on the issue of Plaintiff’s bond and the structure of any final order granting an injunction that requires we change our trademark. The District Court has taken no action on either party’s submission. No final order has been entered. We believe that this action is without merit as we operate in different markets, and we plan to vigorously defend our use of the names “MedAvant” and “MedAvant Healthcare Solutions.” However, if an injunction is entered against us, it may have a material adverse effect on our business, financial condition, results of operations or cash flows.

From time to time, we are a party to other legal proceedings in the course of our business. We, however, do not expect such other legal proceedings to have a material adverse effect on our business or financial condition.

	(b)	Other — In connection with our June 1997 acquisition of the PreScribe technology used in our Prescription Services business, which is a part of the Transaction Services segment, we would be obligated to pay up to

$10.0 million to the former owner of PreScribe in the event of a change in control of MedAvant or a divestiture of all or part of the PreScribe technology.

(c)

Capital Leases — During March 2006, we entered into a capital lease arrangement for our corporate telephone equipment valued at approximately $0.2 million. During July 2006, we entered into a capital lease arrangement for SAN (storage area networking) technology and hardware, valued at approximately $2.1 million. The following is a schedule by years of future lease payments for these capital leases, together with the present value of the net minimum lease payments as of September 30, 2006:

In thousands (unaudited)

2006 (remainder of year)	$223
2007	891
2008	891
2009	474
2010	52
Thereafter	0

2,531
Less amounts representing interest	(370)

Present value of minimum lease payments	$2,161

	(d)	Employment Agreements — We entered into employment agreements with certain executives and other members of management that provide for cash severance payments if these employees are terminated without cause. Our aggregate commitment under these agreements is $0.9 million at September 30, 2006.

(9)	Acquisitions

On February 14, 2006, we acquired substantially all the assets and operations of Zeneks, Inc. (“Zeneks”), a privately held bill negotiation services company based in Tampa, Florida, for $225,000 cash plus certain assumed liabilities. Zeneks was incorporated in 1998 and was established as a medical cost containment company. They have relationships with numerous providers throughout the country. The operations of Zeneks are included in our Transactions Services segment results of operations and cash flows since February 14, 2006. The allocation of the purchase price is as follows:

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

The impact of the acquisition of Zeneks was not significant to our unaudited results of operations for the nine months ended September 30, 2006. Therefore, no pro-forma information has been presented herein.

(10)	Subsequent Events

We announced, November 2, 2006, that ppoONE, a Fiserv Health company, will provide business process outsourcing (BPO) services for our cost containment operations. ppoONE is a leading information services company providing enterprise business solutions for the healthcare industry.

On October 5, 2006, we entered into a Purchase Agreement, effective October 10, 2006, with Medical Resource, LLC, a Delaware limited liability company (“MRL”), all of the members of MRL (the “MRL Members”), National Provider Network, Inc., a Delaware corporation (“NPN”), the sole stockholder of NPN (the “NPN Stockholder”), Residential Health Care, Inc., a New Jersey corporation (“RHC”) and all of the shareholders of RHC (the “RHC Shareholders,” together with MRL, the MRL Members, NPN, the NPN Stockholder and RHC, the “Selling Parties”). Pursuant to the Purchase agreement we purchased: (i) one hundred percent (100%) of the membership interests of MRL, (ii) one hundred percent (100%) of the outstanding capital stock of NPN; and (iii) all of the contracts and certain data of RHC related to RHC’s Preferred Provider Organization business. The aggregate purchase price of Five Million Dollars ($5,000,000) was paid as follows:
a.	$3.0 million in cash at the time of closing, and
b.	$2.0 million in 7% promissory notes payable in 24 equal monthly installments of principal and interest beginning in November 2006.

On October 10, 2006, we entered into a capital lease agreement for computer equipment valued at approximately $0.7 million. The payments will be made in eight equal quarterly payments of principal and interest for approimately $0.1 million.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to ProxyMed, Inc.’s (“ProxyMed,” “MedAvant,” “our,” “us,” or “we”) unaudited consolidated financial statements in this Form 10-Q and notes thereto and to the audited consolidated financial statements and the notes thereto including our Annual Report on Form 10-K/A for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (“SEC”) on April 11, 2006.

Introduction

          We were incorporated in Florida in 1989. In December 2005, we began doing business under a new operating name, MedAvant Healthcare Solutions. Our newly launched corporate identity unites all business units and employees under one brand identity (“MedAvant”).

          We are a healthcare transaction services company providing healthcare transaction processing, medical cost containment services, business process outsourcing solutions and related value-added products to physicians, payers, pharmacies, medical laboratories, and other healthcare suppliers. Our broad existing connectivity to payers and providers positions us as the second largest independent medical claims clearinghouse in the industry, serving more than 150,000 providers. Our cost containment business includes NPPN, the second largest Preferred Provider Organization (PPO) in terms of reach with more than 450,000 providers contracted.

          Our business strategy is to leverage our leadership position in transaction services to establish ourselves as the premier provider of automated financial, clinical, cost containment, business outsourcing, and administrative transaction services primarily between healthcare providers and payers, clinical laboratories, and pharmacies.

          Our electronic transaction processing services support a broad range of financial, clinical, and administrative transactions. To facilitate these services, we continue to convert our remaining clients to Phoenix SM.

          Our cost containment and business outsourcing solutions operations are included in the Transaction Services segment and are directed toward the medical insurance and managed care industries. Specifically, we provide integrated national PPO network access through NPPN, electronic claims repricing, and network and data management to healthcare payers, including self-insured employers, medical insurance carriers, PPOs and third party administrators.

          We believe we are uniquely positioned in the marketplace as a result of our open network which is designed to handle electronic transactions with no equity ownership in businesses engaged in the front-end (i.e., physician practice management software system vendors and other physician desk top vendors) or in the back-end (i.e., payers, laboratories and pharmacies). This allows us to work with a multitude of partners with minimal competitive conflicts.

          Another competitive differentiator is our presence in the clinical market. With the nation’s largest clinical laboratories as long-time customers, we have worked with them to develop customized laboratory communication tools and services that are considered best-practice in the industry.

          We also have the oldest and most established e-prescribing network in the nation. We offer EDI and fax-connectivity to approximately 42,000 pharmacies nationwide, which represents over one-half the pharmacies in the USA. Our e-prescribing solutions strive to improve efficiency by eliminating the need to process prescriptions and refill authorizations via paper. We offer both a front-end desktop solution, PreScribeTM, and online refill authorization via www.medavanthealth.com. Combined, we process approximately 500,000 prescriptions or refills monthly.

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

          Although our primary location is in Norcross, Georgia, our products and services are delivered from various operational facilities located throughout the United States. We operate our clinical computer network and portions of our financial and real-time production computer networks from a secure, third-party co-location site in Atlanta, Georgia.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
(some percents may not foot due to rounding)

	Three Months Ended September 30,

In thousands (unaudited)		% of Net		% of Net
	2006	Revenues	2005	Revenues	Change $	Change %

Net revenues:
Transaction Services	$12,795	80.1%	$15,058	84.7%	$(2,263)	-15.0%
Laboratory Communication Solutions	3,188	19.9%	2,711	15.3%	477	17.6%

	15,983	100%	17,769	100%	(1,786)	-10.1%

Cost of sales:
Transaction Services	3,016	18.9%	4,357	24.5%	1,341	30.8%
Laboratory Communication Solutions	1,530	9.6%	1,468	8.3%	(62)	-4.2%

	4,546	28.4%	5,825	32.8%	1,279	22.0%

Selling, general and administrative expenses:
Transaction Services	9,598	60.1%	11,203	63.0%	1,605	14.3%
Laboratory Communication Solutions	642	4.0%	730	4.1%	88	12.0%

	10,240	64.1%	11,933	67.2%	1,693	14.2%

Write-off of impaired assets:
Transaction Services	-	0.0%	95,675	538.4%	95,675	100.0%
Laboratory Communication Solutions	-	0.0%	-	0.0%	-	0.0%

	-	0.0%	95,675	538.4%	95,675	100.00%

Depreciation and amortization:
Transaction Services	1,962	12.3%	2,409	13.6%	447	18.6%
Laboratory Communication Solutions	74	0.5%	112	0.6%	38	33.8%

	2,036	12.7%	2,521	14.2%	485	19.2%

Operating income (loss):
Transaction Services	(1,781)	-11.1%	(98,586)	-554.8%	96,805	98.2%
Laboratory Communication Solutions	942	5.9%	401	2.3%	541	134.9%

	(839)	-5.3%	(98,185)	-552.6%	97,346	99.1%

Interest expense, net	757	4.7%	419	2.4%	(338)	-80.6%
Other (income) expense	-	0.0%	175	1.0%	175	-100.0%

Net loss	$(1,596)		$(98,779)		$97,183

          Net Revenues. Consolidated net revenues decreased $1.8 million, or 10.1%, to $16.0 million for the three months ended September 30, 2006 compared to $17.8 million for the three months ended September 30, 2005.

          Net revenues in our Transaction Services segment decreased by $2.3 million, or 15.0%, for the three months ended September 30, 2006 compared to the same period in 2005. This decrease resulted primarily from a drop in revenue from electronic claims, statements and other real-time transactions (decrease of $1.6 million). The remainder of the decrease was due to a loss in cost containment revenue ($0.7 million) as a result of competitive pressures within our TPA customer base. We expect that our Transaction Services revenue will stabilize at the levels experienced during the third quarter for the foreseeable future.

          Laboratory Communication Solutions segment net revenues increased $0.5 million, or 17.6%, for the three months ended September 30, 2006, compared to the same period last year. This increase is due primarily to the sale of our Pilot product; Pilot sales were $0.3 million more than the prior year’s quarter. We do not anticipate significant growth from this segment during 2006, but we expect revenues to remain constant for the remainder of the year.

          Cost of Sales. Consolidated cost of sales decreased $1.3 million, or 22.0%, to $4.5 million, for the three months ended September 30, 2006 compared to $5.8 million for the same period last year.

          The following table illustrates our cost of sales as a percentage of segment net revenues:

	Three Months Ended September 30,

In thousands (unaudited)		% of Segment		% of Segment
	2006	Net Revenue	2005	Net Revenue

Cost of sales:
Transaction Services	$3,016	23.6%	$4,357	28.9%
Laboratory Communication Solutions	1,530	48.0%	1,468	54.1%

	$4,546	28.4%	$5,825	32.8%

Gross margin:
Transaction Services	$9,779	76.4%	$10,701	71.1%
Laboratory Communication Solutions	1,658	52.0%	1,243	45.9%

	$11,437	71.6%	$11,944	67.2%

          Cost of sales in our Transaction Services segment consists of EDI transaction fees, provider network access fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, and revenue sharing arrangements with our business partners. Cost of sales decreased $1.3 million, or 30.8% to $3.0 million, for the three months ended September 30, 2006, compared to $4.4 million for the same period last year. Cost of sales as a percentage of segment net revenues improved to 23.6% during the period from 28.9% last year. This improvement was primarily due to the corresponding decrease in net revenues during the period (15.0%) combined with savings on network access fees ($0.4 million) and lower costs related to discontinued statement processing ($0.6 million). Gross margins on Transaction Services increased to 76.4% during the three months ended September 30, 2006, compared to 71.1% in the same period last year as management continues to focus on more profitable product lines.

          Cost of sales in the Laboratory Communication Solutions segment includes hardware, third party software, consumable materials, direct manufacturing labor and indirect manufacturing overhead. Cost of sales remained flat at $1.5 million for the three months ended September 30, 2006, compared to the same period in 2005. Cost of sales as a percentage of segment revenue improved by 6%, decreasing to 48.0% during the period, from 54.1% last year. This improvement was a result of an increased proportion of Pilot in our sales mix, which has higher margins, which in this segment, increased gross margins to 52.0% during the period, compared to 45.9% last year.

          Selling, General and Administrative Expenses (“SG&A”). SG&A decreased for the three months ended September 30, 2006, by $1.7 million, or 14.2%, to $10.2 million from $11.9 million for the three months ended September 30, 2005. SG&A expenses as a percentage of total net revenues decreased to 64.1% for the three months ended September 30, 2006, from 67.2% in the same period last year. The number of our employees decreased to 340, at September, 2006, from 401 at September, 2005.

          Transaction Services segment SG&A expenses decreased $1.6 million, or 14.3%, to $9.6 million for the three months ending September 30, 2006, compared to $11.2 million for the same period last year. This decrease was primarily due to lower payroll expenses ($1.7 million), resulting from our reduction in the number of employees, along with improved operational efficiencies, and lower commissions ($0.2 million). These were partially offset by a decrease in internal capitalized development ($0.1million), and by an increase in accrued bonuses ($0.6 million) during the quarter ended September 30, 2006. The 2006 bonus is based on a plan that will pay such bonuses depending on the achievement of companywide goals. Additionally, compensatory stock options expense increased in 2006 ($0.3 million) as a result of the adoption of SFAS No. 123R. The remainder of the decrease in SG&A ($0.7 million) was the result of management’s focus on reducing overall expenses as part of our reorganization in the third quarter of 2005.

          Laboratory Communication Solutions segment SG&A expenses decreased $0.1 million, or 12.0%, to $0.6 million for the three months ended September 30, 2006, compared to $0.7 million for the same period last year. This decrease resulted from reductions in personnel costs as a result of operational improvements partially offset by certain overhead expenses (payroll, rent, utilities) previously included in Transaction Services being recorded by this segment in 2006.

          Depreciation and Amortization. Depreciation and amortization decreased by $0.5 million to $2.0 million for the three months ended September 30, 2006, from $2.5 million for the same period last year. This decrease resulted from our impairment analysis and subsequent write-down of intangible assets during the third quarter of 2005, which lowered the future amortization of such items.

          Operating Loss. As a result of the foregoing, the combined operating loss for the three months ended September 30, 2006, was $0.8 million compared to an operating loss of $98.2 million for the same period last year. Last year’s operating loss included a non-cash impairment charge of $95.7 million during the third quarter.

          Interest Expense. Net interest expense for the three months ended September 30, 2006, was $0.8 million compared to $0.4 for the same period last year. This increase in expense was primarily due to higher effective interest charges on our Laurus debt facility and increased borrowings. We anticipate that interest expense will increase as our borrowings on our revolving credit facility increase.

          Net Loss. As a result of the foregoing, net loss for the three months ended September 30, 2006 and 2005, was $1.6 million and $98.8 million, respectively. The net loss for the third quarter 2005, without the impairment charge, was $3.1 million.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
(some percents may not foot due to rounding)

	Nine Months Ended September 30,

In thousands (unaudited)		% of Net		% of Net
	2006	Revenues	2005	Revenues	Change $	Change %

Net revenues:
Transaction Services	$41,235	83.1%	$51,264	85.1%	$(10,029)	-19.6%
Laboratory Communication Solutions	8,380	16.9%	9,000	14.9%	(620)	-6.9%

	49,615	100.0%	60,264	100.0%	(10,649)	-17.7%

Cost of sales:
Transaction Services	10,645	21.5%	16,043	26.6%	5,398	33.6%
Laboratory Communication Solutions	4,255	8.6%	4,837	8.0%	582	12.0%

	14,900	30.0%	20,880	34.6%	5,980	28.6%

Selling, general and administrative expenses:
Transaction Services	29,879	60.2%	35,085	58.2%	5,206	14.8%
Laboratory Communication Solutions	2,050	4.1%	2,037	3.4%	(13)	-0.7%

	31,929	64.4%	37,122	61.6%	5,193	14.0%

Write-off of impaired assets:
Transaction Services	-	0.0%	95,675	158.8%	95,675
Laboratory Communication Solutions	-	0.0%	741	1.2%	741

	-	0.0%	96,416	160.0%	96,416

Depreciation and amortization:
Transaction Services	5,324	10.7%	7,249	12.0%	1,925	26.5%
Laboratory Communication Solutions	230	0.5%	438	0.8%	208	47.5%

	5,554	11.2%	7,687	12.8%	2,133	27.7%

Operating income (loss):
Transaction Services	(4,614)	-9.3%	(102,788)	-170.6%	98,174	95.5%
Laboratory Communication Solutions	1,845	3.7%	947	1.6%	898	94.8%

	(2,769)	-5.6%	(101,841)	-169.0%	99,072	97.3%

Interest expense, net	2,239	4.5%	1,440	2.4%	(799)	-55.5%
Other (income) expense	-		175	0.3%	175

Net loss	$(5,008)		$(103,456)		$98,448

          Net Revenues. Consolidated net revenues for the nine months ended September 30, 2006, decreased by $10.6 million, or 17.7%, to $49.6 million from $60.3 million for the nine months ended September 30, 2005.

          Net revenues in our Transaction Services segment decreased by $10.0 million, or 19.6%, to $41.2 million for the nine months ended September 30, 2006, compared to the same period in 2005. This decrease resulted primarily from a drop in revenue from electronic claims, statements and other real-time transactions (decrease of $6.9 million), due in large part to a loss in payer revenue from our EDI business as a result of payers eliminating or reducing their fees to us. The remainder of the decrease was due to a loss in cost containment revenue ($3.1 million) as a result of competitive pressures within our TPA customer base. We do not anticipate this decline in net revenue to continue for the remainder of 2006.

          Laboratory Communication Solutions segment net revenues decreased $0.6 million, or 6.9%, to $8.4 million for the nine months ended September 30, 2006, compared to the same period last year. The decrease was primarily due to lower revenue from our largest customer, partially offset by an increase in sales of our Pilot units to a different customer. We do not anticipate significant growth from this segment during 2006, but we expect revenues to remain constant for the remainder of the year.

          Cost of Sales. Consolidated cost of sales decreased $6.0 million, or 28.6%, to $14.9 million for the nine months ended September 30, 2006, compared to $20.9 million for the same period last year.

          The following table illustrates our cost of sales as a percentage of segment net revenues:

	Nine Months Ended June 30,

In thousands (unaudited)		% of Segment		% of Segment
	2006	Net Revenue	2005	Net Revenue

Cost of sales:
Transaction Services	$10,645	25.8%	$16,043	31.3%
Laboratory Communication Solutions	4,255	50.8%	4,837	53.7%

	$14,900	30.0%	$20,880	34.6%

Gross margin:
Transaction Services	$30,590	74.2%	$35,221	68.7%
Laboratory Communication Solutions	4,125	49.2%	4,163	46.3%

	$34,715	70.0%	$39,384	65.4%

          Cost of sales in our Transaction Services segment consists of EDI transaction fees, provider network access fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, and revenue sharing arrangements with our business partners. Cost of sales decreased to $5.4 million, or 33.6%, to $10.6 million for the nine months ended September 30, 2006 compared to $16.0 million for the same period last year. Cost of sales as a percentage of segment net revenues decreased to 25.8% during the period from 31.3% last year. This decrease was primarily due to the corresponding decrease in net revenues during the period (19.6%) combined with savings resulting from contract renegotiations with certain strategic partners, reduced network access fees, and lower costs related to discontinued statement processing. Gross margins on transaction services increased to 74.2% during the nine months ended September 30, 2006, compared to 68.7% in the same period last year as management focused on more profitable product lines.

          Cost of sales in the Laboratory Communication Solutions segment includes hardware, third party software, consumable materials, direct manufacturing labor and indirect manufacturing overhead. Cost of sales decreased $0.5 million, or 12.0%, to $4.3 million for the nine months ended September 30, 2006 compared to $4.8 million for the same period in 2005. Cost of sales as a percentage of segment net revenues improved to 50.8% during the period from 53.7% last year. Gross margins in this segment increased to 49.2% during the period compared to 46.3% last year, as Pilot is a higher margin item in our product mix.

          Selling, General and Administrative Expenses (“SG&A”). SG&A decreased for the nine months ended September 30, 2006 by $5.2 million, or 14.0%, to $31.9 million from $37.1 million for the nine months ended September 30, 2005. SG&A expenses as a percentage of total net revenues increased to 64.4% for the nine months ended September 30, 2006 from 61.6% for the same period in 2005. Our cost reductions were driven primarily by our number of employees decreasing to 340, at September, 2006, from 401 at September, 2005.

          Transaction Services segment SG&A expenses decreased $5.2 million, or 14.8%, to $29.9 million for the nine months ending September 30, 2006, compared to $35.1 million for the same period last year. This decrease can be attributed to lower payroll expenses ($5.0 million), lower recruiting expenses ($0.4 million), increased capitalization of development costs ($0.4 million), lower commissions ($0.5 million), lower outside programming expenses ($0.3 million), lower rent ($0.2 million), and lower accounting and legal fees ($0.2 million) compared to 2005. These reductions were partially offset by increased accrued bonuses ($1.9 million), marketing expenses ($0.1 million), and stock option expenses ($0.6 million) related to SFAS No. 123R. The 2006 bonus is based on a plan that will pay such bonuses depending on the achievement of companywide goals. The remainder of the decrease in SG&A ($0.8 million) was the result of management’s focus on reducing overall expenses as part of our reorganization in the third quarter of 2005.

          Laboratory Communication Solutions segment SG&A expenses remained unchanged at $2.0 million for the nine months ended September 30, 2006, compared to the same period last year. Management’s reduction of overall expenses was offset by certain overhead expenses (payroll, rent, utilities) previously included in Transaction Services being recorded by this segment in 2006.

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

          Depreciation and Amortization. Depreciation and amortization decreased by $2.1 million, or 27.7%, to $5.6 million for the nine months ended September 30, 2006 compared to $7.7 million for the same period last year. This decrease resulted from our impairment analysis and subsequent write-down of intangible assets during the third quarter of 2005, which lowered the future amortization of such items.

          Operating Loss. As a result of the foregoing, the operating loss for the nine months ended September 30, 2006, was $2.8 million compared to an operating loss of $101.8 million for the same period last year. Last year’s operating loss included a non-cash impairment charge of $96.4 million during those nine months.

          Interest Expense. Net interest expense for the nine months ended September 30, 2006, was $2.2 million compared to $1.4 million for the same period last year. This increase in expense was primarily due to higher effective interest charges on our Laurus debt facility and rising interest rates during the period compared to the prior year. We anticipate that interest expense will increase as our borrowings on our revolving credit facility increase.

          Net Loss. As a result of the foregoing, net loss for the nine months ended September 30, 2006 and 2005, was $5.0 million and $103.5 million, respectively.

Liquidity and Capital Resources

          During the nine months ended September 30, 2006, net cash used by operating activities totaled $1.9 million, primarily related to our continued effort to pay down outstanding payables and accrued expenses during the first quarter of 2006. Cash from operations has improved by $0.9 million since the end of the first quarter of 2006. Cash used by investing activities totaled $3.1 million for the funding of capital expenditures related to our technical infrastructure and administrative systems, capitalized development of internal systems, and our purchase of Zeneks, Inc., in February 2006. We anticipate that we will spend approximately $0.5 million on capital expenditures, including capitalized development costs, for the remainder of 2006. These capital expenditures may be deferred to future periods by management at its discretion. Cash provided by financing activities totaled $1.3 million, consisting of drawings on our Laurus credit facility for the repayments of notes payable, payments of other long-term debt, and payments related to capital leases.

          On December 7, 2005, we entered into a loan transaction with Laurus pursuant to which Laurus extended $20 million in financing to us in the form of a $5.0 million secured term loan and a $15.0 million secured revolving credit facility. The term loan has a stated term of five (5) years and will accrue interest at Prime plus 2%, subject to a minimum interest rate of 8%. The term loan is payable in equal monthly principal installments of approximately $89,300 plus interest until the maturity date on December 6, 2010. The revolving credit facility has a stated term of three (3) years, with two one-year extension options, and will accrue interest at the 90 day LIBOR rate plus 5%, subject to a minimum interest rate of 7%, and a maturity date of December 6, 2008. In connection with the loan agreement, we issued 500,000 shares of our Common Stock to Laurus. We also granted Laurus a first priority security interest in substantially all of our present and future tangible and intangible assets (including all intellectual property) to secure our obligations under the loan agreement. As of October 31, 2006, we had approximately $3.0 million available on our revolving credit facility and cash available. This amount was after funding the MRL acquisition for $3.0 million on October 10, 2006 (see footnote 10 to the unaudited consolidated financial statements). Per the loan agreement, we are required to maintain a lock box arrangement wherein monies received by us are automatically swept to repay the loan balance on the revolving credit facility.

          We believe that we have sufficient cash and cash equivalents on hand or available to us under our credit facility to fund our operations and capital requirements through 2007. Management has discretion over its capital expenditures and will continue to evaluate the Company’s costs structure in order to maximize its cash flows. If we require additional funding in the future to satisfy any of our outstanding future obligations or to further our strategic plans, there can be no assurance that any additional funding will be available to us, or if available, that it will be available on acceptable terms. If we are successful in obtaining additional financing, the terms of the financing may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of our Common Stock. We believe that if we are not successful in obtaining additional financing for further product development or strategic acquisitions, such inability may adversely impact our ability to successfully execute our business plan and may put us at a competitive disadvantage.

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

          We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements of our Form 10-K/A for the year ended December 31, 2005.

          Revenue Recognition - Revenue is derived from our Transaction Services and Laboratory Communication Solutions segments.

          Revenues in our Transaction Services segment are recorded as follows:

•	For revenues derived from insurance payers, pharmacies, and submitters, such revenues are recognized on a per transaction basis or flat fee basis in the period the services are rendered.

•	Revenue from our medical cost containment business is recognized when the services are performed and are recorded net of estimated allowances. These revenues are primarily in the form of fees generated from discounts we secure for payers that access our provider network.

•	Revenues associated with revenue sharing agreements are recorded on a per transaction basis or a percentage of revenue basis and may involve increasing amounts or percentages based on transaction or revenue volumes achieved. This treatment is in accordance with Emerging Issues Task Force No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”

•	Revenue from certain up-front fees is recognized ratably over the contract’s life. This treatment is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”).

•	Revenue from support and maintenance contracts is recognized ratably over the contract period.

Revenues in our Laboratory Communication Solutions segment are recorded as follows:

•	Revenue from support and maintenance contracts is recognized ratably over the contract period.

•	Revenue from the sale of inventory and manufactured goods is recognized when the product is delivered, price is fixed or determinable, and collectibility is probable. This treatment is in accordance with SAB No. 104.

•	Revenue from the rental of laboratory communication devices is recognized ratably over the period of the rental contract.

          Capitalized Software Development and Research and Development – Costs incurred internally and fees paid to outside contractors and consultants during the application development stage of our internally used software products are capitalized. Costs of upgrades and major enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades are expensed as incurred. All other costs are expensed as incurred as research and development expenses (included in “Selling, general and administrative expenses”). Application development stage costs generally include software configuration, coding, installation to hardware and testing. Once the project is completed, capitalized costs are amortized over their remaining estimated economic life. Our judgment is used in determining whether costs meet the criteria for immediate expense or capitalization. We periodically review projected cash flows and other criteria in assessing the impairment of any internal-use capitalized software and take impairment charges as needed.

          Allowance for Revenue Adjustments/Doubtful Accounts/Bad Debt Estimates – We rely on estimates to determine the revenue adjustments, bad debt expense and the adequacy of the allowance for doubtful accounts receivable. These estimates are based on our historical experience, including historical collection ratios, and the industry in which we operate. If the financial condition of a customer was to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.

New Accounting Pronouncements

          In June 2006, the FASB issued Interpretation 48 (“FIN No. 48”) “Accounting for Income Tax Uncertainties,” which clarifies the accounting for uncertainty in income taxes recognized in the consolidated financial statements in accordance with SFAS Statement No. 109 “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and that the tax position will be examined by appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the consolidated financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the expected impact that adoption of FIN No. 48 will have on our consolidated financial position, results of operations, and cash flows.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaced APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

          On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which addressed quantifying financial statement misstatements. Prior to SAB 108, firms might evaluate the materiality of financial-statement misstatements using either the "rollover" or "iron-curtain" approaches, with the rollover approach focusing on new misstatements added in the current year, and the iron-curtain approach focusing on the cumulative amount of misstatements present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach and not be corrected. SAB 108 now requires that firms view financial statement misstatements as material if they are material according to either the rollover or iron curtain approaches. We do not expect SAB 108 to have a material impact on our consolidated financial position, results of operations, or cash flows.

          In March 2005, the FASB issued FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which required an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 was effective no later than the end of our 2005 fiscal year. The adoption of FIN 47 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

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

          Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. We refer you to the cautionary statements and risk factors set forth in the documents we file from time to time with the SEC, particularly our Annual Report on Form 10-K/A for the year ended December 31, 2005, as filed with the SEC on April 11, 2006. Shareholders are cautioned not to put undue reliance on any forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any intent or obligation to update any forward-looking statements.

Available Information

          MedAvant’s Internet address is www.medavanthealth.com. MedAvant makes available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our stock symbol is PILL.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We own no derivative financial instruments or derivative commodity instruments. We have no international sales and, therefore, we do not believe that we are exposed to material risks related to foreign currency exchange rates, or tax changes.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          We have been named as a defendant in an action filed in December 2005, in the Eastern District of Wisconsin by Metavante Corporation, (“Metavante”). Metavante claims that our use of the name “MedAvant” and the logo in connection with healthcare transaction processing infringes trademark rights allegedly held by Metavante. Metavante has sought unspecified compensatory damages and injunctive relief. The District Court recently issued a Decision and Order denying Metavante’s motion for a preliminary injunction. On October 27, 2006, Metavante Corporation and MedAvant entered into a Settlement and Release Agreement. A voluntary dismissal of this matter will be filed shortly, with no material financial impact on us.

          We have been named as a defendant in an action filed in July 2006, in the United States District Court of New Jersey by MedAvante, Inc., (“MedAvante”). MedAvante claims that our use of the names “MedAvant” and “MedAvant Healthcare Solutions” infringes trademark rights allegedly held by MedAvante. MedAvante has sought unspecified compensatory damages and injunctive relief. On October 12, 2006, the District Court issued an opinion on Plaintiff’s Motion for Preliminary Injunction in which the Court held for Plaintiff. The District Court ordered Plaintiff to submit a proposed final order. We have filed a motion seeking to be heard on the issue of Plaintiff’s bond and the structure of any final order granting an injunction that requires we change our trademark. The District Court has taken no action on either party’s submission. No final order has been entered. We believe that this action is without merit as we operate in different markets, and we plan to vigorously defend our use of the names “MedAvant” and “MedAvant Healthcare Solutions.” However, if an injunction is entered against us, it may have a material adverse effect on our business, financial condition, results of operations or cash flows.

          From time to time, we are party to other legal proceedings in the course of our business. We, however, do not expect such other legal proceedings to have a material adverse effect on our business or financial condition.

ITEM 1A. RISK FACTORS

          Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, filed on April 11, 2006.

          The United States District Court of New Jersey has issued an opinion on a Plaintiff’s Motion for Preliminary Injunction against us in an infringement and trademark rights action in which the Court held for Plaintiff.

          We have been named as a defendant in an action filed in July 2006 in the United States District Court of New Jersey by MedAvante, Inc., referred to as MedAvante. MedAvante claims that our use of the names “MedAvant” and “MedAvant Healthcare Solutions” infringes trademark rights allegedly held by MedAvante. MedAvante has sought unspecified compensatory damages and injunctive relief. On October 12, 2006, the District Court issued an opinion on Plaintiff’s Motion for Preliminary Injunction in which the Court held for Plaintiff. The District Court ordered Plaintiff to submit a proposed final order. We have filed a motion seeking to be heard on the issue of Plaintiff’s bond and the structure of any final order granting an injunction that requires we change our trademark. The District Court has taken no action on either party’s submission. No final order has been entered. However, if an injunction is entered against us, it may harm our business and have a material adverse effect on our financial condition, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 6. EXHIBITS

The following exhibits are furnished or filed as part of this Report on Form 10-Q:

4.7	Form of 7% Promissory Note dated October 10, 2006 issued in connection with the Purchase Agreement dated October 5, 2006 by and among ProxyMed, Inc., on the one hand, and Medical Resource, LLC, a Delaware limited liability company (“MRL”), all of the members of MRL (the “MRL Members”), National Provider Network, Inc., a Delaware corporation (“NPN”), the sole stockholder of NPN, Residential Health Care, Inc., a New Jersey corporation (“RHC”) and all of the shareholders of RHC, on the other hand.

10.50	Purchase Agreement dated October 5, 2006 by and among ProxyMed, Inc., on the one hand, and Medical Resource, LLC, a Delaware limited liability company (“MRL”), all of the members of MRL (the “MRL Members”), National Provider Network, Inc., a Delaware corporation (“NPN”), the sole stockholder of NPN, Residential Health Care, Inc., a New Jersey corporation (“RHC”) and all of the shareholders of RHC, on the other hand.

10.51	Employee Lease Agreement dated October 10, 2006 between ProxyMed, Inc. and Residential Health Care, Inc.

10.52	Assignment and Assumption Agreement dated October 10, 2006 between ProxyMed, Inc. and Residential Health Care, Inc.

10.53	Non-Competition and Non-Solicitation Agreement dated October 10, 2006 between ProxyMed, Inc. and Harvey Mitgang.

10.54	Non-Competition and Non-Solicitation Agreement dated October 10, 2006 between ProxyMed, Inc. and John Zubak.

31.1	Certification by John G. Lettko, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.31.2

31.2	Certification by Douglas J. O’Dowd, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by John G. Lettko, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Douglas J. O’Dowd, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROXYMED, INC.

Date:	November 9, 2006	By:	/s/ John G. Lettko

John G. Lettko
Chief Executive Officer

Date:	November 9, 2006	By:	/s/ Douglas J. O’Dowd

Douglas J. O’Dowd
Chief Financial Officer

EXHIBIT 4.7

PROMISSORY NOTE

Dated: October 10, 2006

For value received and intending to be legally bound, ProxyMed, Inc., d/b/a MedAvant
Healthcare Solutions, a Florida Corporation, having a mailing address of 1854 Shackleford
Court, Suite 200, Norcross, Georgia 30093 (“Payor”) hereby promises to pay to the order of
[___________________], c/o Avolio & Hanlon, P.C., Crossroads Corporate Center, 3150
Brunswick Pike, Suite 120, Lawrenceville, NJ 08648, (the “Payee”), the principal sum of One
Million Dollars ($1,000,000), together with interest thereon upon the terms and conditions hereinafter set forth. This Promissory Note (this “Note”) is issued pursuant to that certain
Purchase Agreement dated as of even date herewith among the Payor, Payee and certain other third parties (the “Purchase Agreement”).

1. Term. This Note shall be for a term of two (2) years.

2. Interest Rate. The interest rate on the outstanding principal amount under this Note shall be seven (7%) percent.

3. Payments.

(a) Principal and interest payments will be due on the fifth (5) day of each calendar month during the term of this Note in the amount of Forty Four Thousand Seven Hundred
Seventy Two Dollars and Fifty Eight Cents ($44,772.58), with the first payment being due
November 5, 2006. Payee acknowledges and agrees that payments made under this Note by
Payor to Avolio & Hanlon, P.C., satisfy Payor’s obligation to make payments under this Note regardless of the manner in which Avolio & Hanlon, P.C. distributes such payments to the
Payees, if at all, and to the extent a payment is made by Payor to Avolio & Hanlon, P.C., but not distributed to the Payees in a manner satisfactory to the Payees, then each such Payee shall have no further recourse against Payor for payment of such amount. Payor may prepay all or any portion of the outstanding balance of unpaid principal and any accrued but unpaid interest thereon at any time without penalty, fee or acceleration.

(b) Except as expressly set forth in this Note, Payor is obligated to make payments on the above specified due dates in accordance with the terms of this Note without defalcation or setoff and without notice or demand, and the failure to receive any notice or demand from Payee shall not be a defense to, or excuse for, the failure to make such payments on the due dates. If any installment of interest or principal or both, or any other payment required hereunder or under any of the Loan Documents is not paid within three (3) business days after the date the same becomes due, a late charge of ten percent (10%) of the missed payment shall also become due and payable. If any installment of interest or principal or both is not received by Holder within ten (10) business days after the date it is due, an additional late charge of an additional ten percent (10%) of the amount of the missed payment shall also become due and payable.

4. Principal Payments and Maturity. The entire unpaid principal balance of this Note, all accrued interest thereon remaining unpaid, all other sums payable hereunder shall be due and payable in full with demand on October 10, 2008.

5. Application of Payments. All payments hereunder shall be applied first to interest at the rate set forth above and all other sums due hereunder, and the balance there of to principal.

6. Place of Payment. The principal and interest shall be payable to the Payee c/o Avolio &
Hanlon, P.C., Crossroads Corporate Center, 3150 Brunswick Pike, Suite 120, Lawrenceville,
New Jersey 08648, or at such other place as Payee, from time to time, may designate in writing.

7. Security. Repayment of this Note is secured by a second lien on the Membership
Interests, Stock and Assets (each as defined in the Purchase Agreement), which such lien is subordinate to the first priority security interest of the Payor’s senior lender.

8. Default; Acceleration; Remedies.

(a) Default. Each of the following events shall be an “Event of Default” hereunder:

(i) Payor fails to pay timely any amounts due under this Note within sixty
(60) days after such payment is due;

(ii) Payor fails to pay timely any amounts due under this Note within thirty
(30) days after such payment is due if three or more previous payments were paid ten (10) or more days after such payment had become due;

(iii) Payor fails to perform any of the agreements, conditions, covenants, provisions or stipulations contained in this Note, or if any representations made by the Payor in this Note be at any time determined to be false or inaccurate;

(iv) Payor files any petition or action for relief under any bankruptcy, reorganization, insolvency or moratorium law or any other law for the relief of, or relating to, debtors, now or hereafter in effect, or makes any assignment for the benefit of creditors; or

(v) An involuntary petition is filed against Payor (unless such petition is dismissed or discharged within ninety (90) days) under any bankruptcy statute now or hereafter in effect, or a custodian, receiver, trustee, assignee for the benefit of creditors (or other similar official) is appointed to take possession, custody or control of any property of Payor.

Upon the occurrence of an Event of Default hereunder, all unpaid principal and accrued but unpaid interest and other amounts (if any) owing hereunder shall, at the option of the Payee by delivering ten (10) business days advance written notice of the same to Payor, become due, payable and collectible by the Payee pursuant to applicable law, unless Payor cures the applicable Event of Default in such ten (10) business day period, together with interest accrued but unpaid thereon at the applicable rate specified herein through the date of default and thereafter shall increase three percent (3%) during the period of time the default continues. Such default interest rates shall apply to the outstanding principal balance of the loan. Upon the curing of the notice default, the interest rate on the Note shall revert to the initially agreed upon interest rate effective on the date on which the default is cured. Payment thereof may be enforced and recovered in whole or in part at any time by one or more of the remedies provided to Payee in this Note. If Payee employs counsel to enforce this Note by suit or otherwise, and
Payee prevails in such suit or such suit is settled in a manner that results in Payor paying amounts to Payee that Payee claimed were due and payable under this Note, Payor will reimburse Payee for all costs of suit and other expenses in connection therewith, whether or not suit is actually instituted, together with all reasonable attorney’s fees incurred in the enforcement of this Note together with interest on any judgment obtained by Payee at the default rate of interest, including interest at the default rate from and after the date of execution, judicial or foreclosure sale until actual payment is made to Payee of the full amount due Payee. Under no circumstances shall Payor’s good faith assertion of its right of offset as set forth in Section 14 of this Note result in an Event of Default under this Note, and no Event of Default shall be deemed to have occurred due to Payor’s assertion of such right of offset for so long as any good faith dispute with respect to the same is ongoing.

9. Remedies Cumulative, Etc. The remedies of Payee provided herein shall be cumulative and concurrent, may be pursued singly, successively, or together at the sole discretion of Payee, and may be exercised as often as occasion therefor shall occur; and the failure to exercise any such right or remedy shall in no event be construed as a waiver or release thereof.

10. Costs and Expenses. Payor shall pay upon demand all costs and expenses (including all amounts paid to accountants, and other advisors employed by Payee and/or to any contractors for labor and materials), incurred by Payee in the exercise of any of its rights, remedies or powers under this Note.

11. Severability. If any provision of this Note is held to be invalid or unenforceable by a court of competent jurisdiction, the other provisions of this Note shall remain in full force and effect.

12. Limitation of Interest to Maximum Lawful Rate. In no event shall the rate of interest payable hereunder exceed the maximum rate of interest permitted to be charged by applicable law (including the choice of law rules) and any interest paid in excess of the permitted rate shall be refunded to Payor. Such refund shall be made by application of the excessive amount of interest paid against any sums outstanding and shall be applied in such order as Payee may determine. If the excessive amount of interest paid exceeds the sums outstanding, the portion exceeding the said sums outstanding shall be refunded in cash by Payee. Any such crediting or refund shall not cure or waive any default by Payor hereunder. Payor agrees, however, that in determining whether or not any interest payable under this Note exceeds the highest rate permitted by law, any non-principal payment, including without limitation prepayment fees and late charges, shall be deemed to the extent permitted by law to be an expense fee, premium or penalty rather than interest.

13. WAIVER OF JURY TRIAL. EACH OF PAYOR AND PAYEE HEREBY WAIVE
ANY AND ALL RIGHTS THAT THEY MAY NOW OR HEREAFTER HAVE, POSSESS
AND ENJOY UNDER THE LAWS OF THE UNITED STATES OF AMERICA OR ANY
STATE, TO A TRIAL BY JURY OF ANY AND ALL ISSUES ARISING EITHER
DIRECTLY OR INDIRECTLY IN ANY ACTION OR PROCEEDING BETWEEN THE
PAYOR AND PAYEE OR THEIR SUCCESSORS AND ASSIGNS OUT OF OR IN ANY
WAY CONNECTED WITH THIS NOTE. IT IS INTENDED THAT SAID WAIVER OF
JURY TRIAL SHALL APPLY TO ANY AND ALL DEFENSES, RIGHTS, AND/OR
COUNTERCLAIMS IN ANY ACTION OR PROCEEDING. PAYOR AND PAYEE

RECOGNIZE THAT ANY DISPUTE ARISING IN CONNECTION WITH THE LOAN
IS LIKELY TO BE COMPLEX AND CONSEQUENTLY THEY WISH TO
STREAMLINE AND MINIMIZE THE COST OF THE DISPUTE RESOLUTION
PROCESS BY AGREEING TO WAIVE THEIR RIGHTS TO A JURY TRIAL.

14. Right of Offset; Transfer.

(a) Each of Payee and Payor hereby acknowledge and agree that Payor shall be entitled to offset against the principal amount owed under this Note any amounts to which Payor is entitled based on Article VII of the Purchase Agreement and that the principal amount of this
Note will be appropriately reduced in the event Payor asserts such right of offset. Holder agrees to return this Note to the Payor for cancellation and reissuance to reflect the adjusted principal amount hereunder resulting from such offset.

(b) The terms of this Note shall apply to, inure to the benefit of, and bind all parties hereto, their heirs, legatees, devisees, administrators, executors, successors, assigns
Notwithstanding any provision of this Note to the contrary, in addition to complying with applicable securities laws, the Payee must obtain the written consent of the Payor prior to assigning this Note. Upon the assignment of this Note, the assignee shall acknowledge and accept, in writing and addressed to Payor, the right of offset set forth in this Section 14 of this
Note and the other terms and conditions of this Note. This Note is registered on the books of the
Payor and is transferable only by surrender thereof at the principal office of the Payor duly endorsed or accompanied by a written instrument of transfer duly executed by the registered
Payee of this Note or his attorney duly authorized in writing. Payor and any and all successors, assignees, transferees and participants thereof may not assign this Note without the prior written consent of Payee, which shall not be unreasonably withheld.

15. Subordination. The Payee of this Note acknowledges and agrees that the rights of Payee under this Note shall be subordinate and junior in right and priority to any and all senior institutional lenders (and any and all successors, assignees, transferees and participants thereof)
of Payor, and Payee hereby agrees to execute and deliver any subordination agreement that may be required by any such current or future institutional lender to evidence such subordination.

16. Notices. Unless otherwise indicated differently, all notices, payments, requests, reports, information or demands which any party hereto may desire or may be required to give to nay other party hereunder, shall be in writing and shall be personally delivered or sent by nationally recognized courier or first-class certified or registered United States mail, postage prepaid, return receipt requested, and sent to the party at its address appearing below or such other address as any party shall hereafter inform the other party hereto by written notice given as aforesaid:

If to Payor:	ProxyMed, Inc.
1854 Shackleford Court
Suite 200
Norcross, Georgia 30093

If to Payee:	Robert P. Avolio, Esq., as escrow agent
Avolio & Hanlon, P.C.

Crossroads Corporate Center
3150 Brunswick Pike, Suite 120
Lawrenceville, New Jersey 08648

All notices, payments, requests, reports, information or demands so given shall be deemed effective upon receipt or, if mailed, upon receipt or the expiration of the second day following the date of mailing, whichever occurs first, except that nay notice of change in address shall be effective only upon receipt by the requisite copies does not invalidate an otherwise properly sent notice to the Undersigned and/or the Lender.

17. Limitation of Payee. Payee shall not be deemed, by any act of omission or commission, to have waives any of its rights or remedies hereunder unless such waiver is in writing and signed by Payee, and then only to the extent specifically set forth in the writing. A waiver on one event shall not be construed as continuing or as a bar to or waiver of any right or remedy to a subsequent event.

18. Applicable Law. This Note shall be construed and enforced in accordance with the laws of the Commonwealth of Pennsylvania, without reference to its conflicts of laws principles.

19. No Joint Venture. Nothing herein contained shall be construed to create a partnership or joint venture between Payee and Payor or render Payee in any way responsible for the debts or losses of Payor.

20. Captions. The captions or headings of the paragraphs in this Note are for convenience only and shall not control or affect the meaning or construction of any of the terms or provisions of this Note.

21. Construction. Wherever used, the singular number shall include the plural, the plural the singular and the use of any gender shall be applicable to all genders. The words “Payee” and
“Payor” shall be deemed to include the respective heirs, personal representatives, successors and assigns of Payee and Payor.

22. Submission to Jurisdiction. Each party hereby consents to the jurisdiction of any state or federal court located within Bucks County, Pennsylvania, and irrevocably agrees that all actions or proceedings relating to this Note or the transactions contemplated hereunder shall be litigated in such courts, and each party waives any objection which it may have based on improper venue or forum non conveniens to the conduct of any proceeding in any such court and waives personal services of any and all process upon it, and consents that all such service of process be made by mail or messenger directed to it at the address set forth herein above and that service so made shall be deemed to be completed upon the earlier of actual receipt or three (3)
business days after the same shall have been posted to such address set forth above. Nothing contained herein shall affect the right of either party to serve legal process in any other manner permitted by law or affect the right of either party to bring any action or proceeding against the other party or its property in the courts of any other jurisdiction.

IN WITNESS WHEREOF, Payor and Payee, intending to be legally bound hereby, have each caused this Note to be duly executed the day and year first above written.

ProxyMed, Inc. d/b/a MedAvant Healthcare
Solutions, A Florida Corporation

By:

Acknowledged and Agreed: [________________________________]

By:

EXHIBIT 10.50

PURCHASE AGREEMENT

This Purchase Agreement (the “Agreement”) dated October 5, 2006, by and among
PROXYMED, INC., d/b/a MEDAVANT HEALTHCARE SOLUTIONS a Florida
corporation (“Buyer”), with its principal business address at 1854 Shackleford Court, Suite 200,
Norcross, Georgia 30093, on the one hand; and MEDICAL RESOURCE, LLC, a Delaware limited liability company (“MRL”), with its principal business address at 203 Floral Vale
Boulevard, Yardley, Pennsylvania 19067, NATIONAL PROVIDER NETWORK, INC., a
Delaware corporation (“NPN”), with its principal business address at 203 Floral Vale Boulevard,
Yardley, Pennsylvania 19067, RESIDENTIAL HEALTH CARE, INC., a New Jersey
corporation (“RHC”), with its principal business address at 203 Floral Vale Boulevard, Yardley,
Pennsylvania 19067, all of the members of MRL as listed on Schedule 1.1 (the “MRL
Members”), all of the stockholders of NPN as listed on Schedule 1.1 (the “NPN Stockholders”)
and all of the stockholders of RHC as listed on Schedule 1.1 (the “RHC Stockholders”, on the other hand. MRL, NPN, RHC the MRL Members, the NPN Stockholders and the RHC
Stockholders are sometimes collectively referred to in the Agreement as the “Selling Parties.”
This agreement is entered into on October 5, 2006 and shall become effective on October 10,
2006.

WHEREAS, upon the terms and conditions of this Agreement, Buyer desires to purchase from the MRL Members, and the MRL Members desire to sell, transfer, assign and convey to
Buyer One Hundred Percent (100%) of the membership interests in MRL as set forth on
Schedule 1.1 hereto (the “Membership Interests”);

WHEREAS, the MRL Members set forth on Schedule 1.1 are all the members of MRL;

WHEREAS, upon the terms and conditions of this Agreement, Buyer desires to purchase from the NPN Stockholders, and the NPN Stockholders desire to sell, transfer, assign and convey to Buyer One Hundred Percent (100%) of the outstanding capital stock of NPN as set forth on
Schedule 1.1 (the “Stock”);

WHEREAS, the NPN Stockholders set forth on Schedule 1.1 are all of the holders of capital stock of NPN;

WHEREAS, upon the terms and conditions of this Agreement, Buyer desires to purchase from RHC, and RHC desires to sell, transfer, assign and convey solely those contracts and data set forth on Schedule 1.2 (collectively, the “RHC Assets”);

WHEREAS, the RHC Stockholders set forth on Schedule 1.1 are all of the holders of capital stock of RHC;

WHEREAS, the Membership Interests and the Stock together with the RHC Assets constitute One Hundred Percent (100%) the Preferred Provider Organization business (the “PPO
Business”) of the Selling Parties; and

WHEREAS, NPN and MRL have entered into contracts with hospitals, physicians, ancillary care providers, and other providers for the purpose of granting discounts to their clients for medical services (the “Provider Contracts”).

THEREFORE, in consideration of the foregoing premises and the mutual covenants, agreements, representations and warranties contained in the Agreement, the parties agree as follows:

ARTICLE 1. PURCHASE AND SALE OF MEMBERSHIP INTERESTS AND STOCK

1.1. The closing of the purchase and sale of the Membership Interests, Stock and RHC
Assets to Buyer (the “Closing”) shall take place at the offices of the Avolio & Hanlon, P.C.
(“Avolio”), Crossroads Corporate Center, 3150 Brunswick Pike, Suite 120, Lawrenceville, New
Jersey 08648 at 10:00 a.m. EDT, or by facsimile, on October 10, 2006, or at such other place and/or time as the parties may agree in writing (the “Closing Date”). Subject to the terms and conditions of this Agreement , at the Closing, each MRL Member shall deliver the closing items set forth in Section 3.1 below, each NPN Stockholder shall deliver the closing items set forth in
Section 3.1 below, RHC shall deliver the closing items set forth in Section 3.1, and the Buyer shall deliver the Purchase Price as set forth in Section 3.2 below.

ARTICLE 2. PURCHASE PRICE

2.1. Payment of Purchase Price. In consideration for the transfer and assignment by the MRL Members of the Membership Interests, the NPN Stockholders of the Stock and the
RHC Assets and in consideration of the representations, warranties and covenants of Selling
Parties set forth herein, Buyer on the conditions set forth herein shall pay an aggregate of Five
Million Dollars ($5,000,000.00) as follows: (i) at the Closing, Buyer shall deliver to Avolio to be held in trust an aggregate of Three Million Dollars ($3,000,000) (the “Closing Cash
Payment”) from which funds the Selling Parties shall immediately direct Avolio to repay and satisfy in full all outstanding indebtedness owed to Allegiance Assurance and NJM, LLC. At such time as the Buyer shall have received evidence of the repayment of both such obligations satisfactory to Buyer and evidence that each such party’s security interests shall be terminated, together with evidence of each of the other items to be delivered at Closing by the Selling Parties in accordance with Section 3.1, then Avolio shall distribute any remaining portion of the Closing
Cash Payment to the MRL Members, the NPN Stockholders and RHC, as allocated among them in accordance with Section 6.6, and (ii) at the Closing, Buyer shall issue a promissory note to each of (x) RHC and (y) the MRL Members, collectively, each in the original principal amount of One Million Dollars ($1,000,000) and in the form attached hereto as Exhibit A (the “Notes”), which Notes shall be delivered to Avolio to be held for the benefit of the payees under the Notes.

In addition, Buyer shall make one payment to RHC for network access in the amount of
$68,000 and due thirty (30) days after the date of closing of this Agreement. No other payments shall be due from MedAvant to RHC for network access prior to closing.

ARTICLE 3. THE CLOSING

3.1. Selling Parties’ Obligations at the Closing. At the Closing, the Seller Parties shall deliver or cause to be delivered each of the following items as set forth below:

(a) The MRL Members shall deliver all certificates, if any, representing the
Membership Interests, duly endorsed to Buyer, or if such Membership Interests are uncertificated, the MRL Members shall deliver an assignment separate from certificate in a form satisfactory to Buyer and its counsel evidencing the transfer of the Membership Interests to
Buyer;

(b) The MRL Members shall deliver to Buyer the operating agreement of
MRL or a certification that none exists, as amended to reflect that Buyer is the sole member of
MRL at the Closing, and Buyer shall execute a signature page to such operating agreement;

(c) MRL shall deliver to Buyer all corporate records, Provider Contracts or other documents or assets incident to its business not later than twenty (20) days from the date of
Closing;

(d) The NPN Stockholders shall deliver all certificates representing the Stock, duly endorsed to Buyer, or if such certificates have been lost or destroyed or were never formally issued, the NPN Stockholders shall deliver an assignment separate from certificate in a form satisfactory to Buyer and its counsel evidencing the transfer of the Stock to Buyer;

(e) NPN shall deliver to Buyer all corporate records, Provider Contracts or other documents or assets incident to its business not later than twenty (20) days from the date of
Closing;

(f) RHC shall deliver each of the Assets together with the Assignment and
Assumption Agreement in the form attached hereto as Exhibit B (provided, however, that the parties acknowledge and agree that arrangements may be made for the transfer of certain data assets within 90 days after the Closing);

(g) RHC shall deliver a written unanimous consent of its stockholders and board of directors evidencing the approval of the transfer of the Assets and the terms of this
Agreement;

(h) RHC shall deliver to Buyer a duly executed Employee Lease Agreement in the form attached hereto as Exhibit C;

(i) The holders of the Notes shall have delivered a Subordination Agreement to Laurus Master Fund, Ltd., in a form satisfactory to Laurus Master Fund, Ltd., and as attached hereto as Exhibit D;

(j) John Zubak and Harvey Mitgang shall have delivered to Buyer a duly executed Non-Competition Agreement in the form attached hereto as Exhibit E;

(k) The Selling Parties shall have delivered to Buyer an opinion from its outside counsel in a form satisfactory to the Buyer and its counsel and as set forth on Exhibit F;

(l) The Selling Parties shall deliver a payoff letter evidencing the repayment in full of any and all outstanding indebtedness to Allegiance Assurance and shall file a UCC-2 termination statement (or equivalent document) terminating Allegiance Assurance’s security interest in each relevant jurisdiction in any of the assets related to the PPO Business; and

(m) The Selling Parties shall deliver a payoff letter evidencing the repayment in full of any and all outstanding indebtedness to NJM, LLC and shall file a UCC-2 termination statement (or equivalent document) terminating NJM, LLC’s security interest in each relevant jurisdiction in any of the assets related to the PPO Business.

3.2. Buyer’s Obligations at the Closing. At the Closing, the Buyer shall deliver or cause to be delivered each of the following items as set forth below:

(a) Buyer shall make a wire transfer to Avolio’s attorney trust account on behalf of the Selling Parties in full satisfaction of the Closing Cash Payment to be held by Avolio and dispersed in accordance with Section 2.1;

(b) Buyer shall deliver to RHC a duly executed Assignment and Assumption
Agreement in the form attached hereto as Exhibit B;

(c) Buyer shall deliver to Avolio, the Notes, payable to each of (i) RHC and
(ii) the MRL Members, collectively, each in the original principal amount of $1,000,000 to be held by Avolio for the benefit of the holders of the Notes in accordance with the terms of the
Notes; and

(d) Buyer shall deliver to RHC a duly executed Employee Lease Agreement in the form attached hereto as Exhibit C.

3.3. Further Assurances. Each of the Selling Parties, at any time before or after the
Closing, shall execute, acknowledge and deliver any further deeds, assignments, conveyances and documents and instruments of transfer reasonably requested by Buyer and shall take any other action consistent with the terms of the Agreement that may reasonably be requested by
Buyer for the purpose of assigning, transferring, granting, conveying and confirming to Buyer, or reducing to possession, the Membership Interests or the Stock. If requested by Buyer, each
Selling Party agrees to prosecute or otherwise enforce in their own names for the benefit of
Buyer any claims, rights or benefits that are transferred to Buyer by the Agreement and that require prosecution or enforcement in either of the Selling Party’s name. Any prosecution or enforcement of claims, rights, or benefits under this Section shall be solely at Buyer’s expense, unless the prosecution or enforcement is made necessary by a breach of the Agreement by a
Selling Party.

ARTICLE 4. REPRESENTATIONS AND WARRANTIES OF SELLING PARTIES

Each Selling Party, to the extent a Selling Party has an interest therein, jointly and severally, unconditionally and irrevocably, hereby represents and warrants to Buyer that the following facts and circumstances are and, except as contemplated hereby, at all times up to the
Closing, will be true and correct, and hereby acknowledge that such facts and circumstances constitute the basis upon which Buyer is induced to enter into and perform the Agreement. Each representation and warranty set forth in this Article IV shall survive the Closing.
Notwithstanding anything in this Agreement to the contrary, it is understood and acknowledged that NJM, LLC is a passive investor, and shall not be personally liable if any representation or warranty in this Article IV is found not to be true and any recourse shall be limited to the right of offset against the Notes, as outlined in Section 7.8 herein.

4.1. Organization and Qualification. Each entity within the Selling Parties is a corporation or limited liability company duly incorporated or organized, validly existing and in good standing under the laws of its jurisdiction of incorporation or organization, has requisite power and authority and governmental approvals to own, lease and operate its properties and to carry on its business as currently conducted. MRL and NPN have each delivered to Buyer true and correct copies of its Articles of Organization or other organizational documents, as amended to date. Each of MRL and NPN is duly qualified or licensed to do business and is in good standing in each jurisdiction in which the ownership or leasing of its property or the conduct of its business requires such qualification or licensing, except where the failure to be so qualified or licensed or in good standing would not, individually or in the aggregate, have a material adverse effect on its business, financial condition, prospect or operations (a “Material Adverse Effect”).

4.2. Authority to Execute and Perform Agreement. Each Selling Party has the
requisite power and all authority required to enter into, execute and deliver this Agreement and each of the other agreements to be delivered in connection with this Agreement and to which it is a party (the “Transaction Agreements”), and to perform its obligations hereunder and thereunder and to consummate the transactions contemplated hereby and thereby (collectively, the
“Transactions”). The execution, delivery and performance by each Selling Party of this
Agreement and the consummation by each Selling Party of the Transactions have been duly authorized by all necessary corporate action.

4.3. Binding Effect. This Agreement and the related Transaction Documents has been, or will be, validly executed and delivered by each Selling Party and, assuming the due execution and delivery hereof by Buyer, constitutes, or will constitute, a valid and binding obligation of the each Selling, enforceable against each such Selling Party in accordance with its terms, except to the extent such enforceability may be limited by (i) bankruptcy, insolvency, reorganization, moratorium or other similar laws of general applicability affecting or relating to enforcement of creditors’ rights generally, (ii) general equitable principles (regardless of whether such enforceability is considered in equity or at law), and (iii) principles of public policy with respect to the enforcement of any indemnification or contribution provisions contained in this
Agreement and the related Transaction Documents.

4.4. Capitalization. (a) As of the date hereof: (i) five hundred thousand (500,000) MRL
Membership Units are authorized, of which five hundred thousand (500,000) MRL Membership
Units are issued and outstanding, and (ii) one hundred (100) shares of NPN common stock are authorized, none of which are outstanding, in each case all of which have been validly issued and are fully paid and non-assessable, and none of which is subject to preemptive rights or rights of first refusal created by statute, any Articles of Organization or other operating agreement,
Bylaws or any agreement to which either MRL or NPN is a party or by which it is bound (in each case that have not been complied with or waived). Neither MRL or NPN has any other authorized, issued or outstanding class of capital stock. MRL does not, and has never, had any operating agreement or other organizational document other than a certificate of formation with the State of Delaware. No stock certificate representing any shares of NPN has ever been formally issued or delivered. No certificate representing any MRL membership interest has ever been issued or delivered. All outstanding securities issued by each of MRL and NPN were issued in compliance with all applicable federal and state securities laws. No Selling Party is bound by any contract or other agreement pursuant to which it is or may become obligated to repurchase, redeem or otherwise acquire or sell any outstanding shares of its capital stock. All of the outstanding MRL Membership Units are held by those persons and in the amounts set forth on Exhibit 1.1. All of the outstanding shares of NPN capital stock are held by those persons and in the amounts set forth on Exhibit 1.1. All of the outstanding shares of RHC capital stock are held by those persons and in the amounts set forth on Exhibit 1.1.

(b) There are no existing options, rights, subscriptions, warrants, unsatisfied preemptive rights, calls or commitments relating to (i) the authorized and unissued capital stock or membership units of MRL, NPN or RHC, or (ii) any securities or obligations convertible into or exchangeable for, or giving any third party any right to subscribe for or acquire from the either
MRL, NPN or RHC, any shares of capital stock or membership units and no such convertible or exchangeable securities or obligations are outstanding. There are no contracts, commitments or agreements relating to voting, purchase or sale of any MRL membership units or any NPN or
RHC capital stock between any Selling Party and/or any third party.

4.5. Financial Information.

(a) MRL has never had any business activity and does not have any financial records and NPN keeps its books on a cash basis. In lieu of financial statements, the Selling
Parties have delivered bank reconciliations for NPN from January 1, 2006 through August 31,
2006 and NPN has delivered a copy of its tax returns for the 12 month period(s) ended as of
2003, 2004 and 2005. Such bank reconciliations and tax returns are complete and accurate and represent all of the financial activity of NPN for the relevant periods of time. MRL has no bank accounts.

(b) Except as set forth on Schedule 4.5(a), neither MRL nor NPN has any direct or indirect indebtedness, liability, claim, loss, damage, deficiency or obligation or responsibility, known or unknown, fixed or unfixed, choate or inchoate, liquidated or unliquidated, secured or unsecured, accrued, absolute, contingent or otherwise. Except as set forth on Schedule 4.5(a), no Selling Party has any knowledge of any circumstance, condition, event or arrangement that may hereafter give rise to any Liabilities which are reasonably likely to have a Material Adverse Effect.

4.6. Accounts Receivable and Provider Counts and Average Discounts. All current accounts receivable, whether billed or unbilled, of each of MRL and NPN are set forth on the balance sheet included in the Interim Financial Statements. All accounts receivable of each
MRL and NPN on the balance sheet included in the Interim Financial Statements are reflected properly on its books and records, are valid receivables, subject to no setoffs or counterclaims, are current and, to the knowledge of each of MRL and NPN, collectible. Attached as Schedule
4.6 is a list of provider counts and average discounts for Provider Contracts related to the PPO
Business. Schedule 4.6 is a complete and accurate list of such provider counts and average discounts and there are no facts or circumstances which may exist that could reasonably cause such provider counts or average discounts to be materially different in the reasonably foreseeable future.

4.7. No Material Adverse Change.

(a) There has been no change in any accounts receivable of each of MRL and
NPN, and all accounts receivable of MRL and NPN have been incurred in the ordinary course of business since the date thereof, and represent arm’s length sales actually made in the ordinary course of business; are collectible in the ordinary course of business without the necessity of commencing legal proceedings; are subject to no counterclaim or setoff; and are not in dispute.
Schedule 4.7(a) contains a complete and accurate aged schedule of accounts receivable as of the
Closing Date.

(b) There has been no change in any accounts payable of either of MRL or
NPN, and all accounts payable have been incurred in the ordinary course of business since the date thereof, represent arm’s length purchases actually made in the ordinary course of business and are not in dispute.

(c) Each of MRL and NPN has conducted its businesses in the ordinary course, consistent with past practice, and there has been no: (i) change in the business, properties, assets, prospects, operations or condition (financial or otherwise) of either of MRL or
NPN which has resulted or reasonably could be expected to result in or which MRL or NPN has reason to believe could reasonably be expected to result in a Material Adverse Effect, and no
Selling Party has any knowledge of any such change that is threatened, nor has there been any damage, destruction or loss affecting the business, properties, assets, prospects, operations or condition (financial or otherwise) of either of MRL or NPN, whether or not covered by insurance which has resulted or reasonably could be expected to result in or which either MRL or NPN has reason to believe could reasonably be expected to result in a Material Adverse Effect; (ii) change in accounting methods or practices (including any change in depreciation or amortization policies or rates) by either MRL or NPN or any revaluation by the MRL or NPN of any MRL or
NPN asset; (iii) increase in or modification or acceleration of the compensation or benefits paid, payable or to become payable by either MRL or NPN to any of its officers, directors or employees, pursuant to any benefit plan, stock option plan, stock option agreement or any other agreement or arrangement; or (iv) conversations, communications with, or knowledge or reason to believe that, any customers as listed within the RHC Assets will be terminating their current relationship with Seller within 120 days after Closing.

(d) Neither MRL nor NPN has (i) declared, accrued, set aside or paid any dividend or made any other distribution in respect of any shares of capital stock, (ii) repurchased, redeemed or otherwise reacquired any shares of capital stock or other securities, (iii) sold, issued or granted, or authorized the issuance of, (A) any capital stock or other security, (B) any option, warrant or right to acquire any capital sock or any other security, (C) any instrument convertible into or exchangeable for any capital stock or other security, (iv) made any capital expenditure which, when added to all other capital expenditures made on behalf of either MRL or NPN since
December 31, 2005, exceeds $25,000 in the aggregate, (v) made any material Tax election.

4.8. Litigation. Except as set forth on Schedule 4.8, there are no civil, criminal judicial, governmental, administrative or arbitral actions, suits or proceedings or investigations
(collectively, “Legal Proceedings”) pending or, to the knowledge of any Selling Party, threatened against or involving either of MRL or NPN or any of their respective property, assets, officers or directors (in their capacities as such) or the arising from or related to the Assets. Except as set forth on Schedule 4.8, there are no outstanding orders, judgments, injunctions, awards or decrees of any court, governmental or regulatory body or arbitration tribunal against or involving either of MRL, NPN or RHC.

4.9. Assets; Title to Properties; Absence of Liens.

(a) The assets (whether tangible or intangible) of each of MRL and NPN together with the Assets purchased from RHC constitute all the assets necessary or desirable to conduct the PPO Business as currently conducted or as presently proposed to be conducted.
Each of MRL, NPN and RHC has good and marketable title to all of its assets (whether tangible or intangible), including, without limitation, the Assets, Provider Contracts and properties, whether real, personal or fixed, that are used in the conduct of the PPO Business or that are reflected in the balance sheets included in the Financial Statements, free and clear of all mortgages, pledges, liens, charges, easements, encumbrances or security interests (collectively,
“Liens”), except (i) for Liens set forth on Schedule 4.9, (ii) for Liens for Taxes not yet due and
payable or which either MRL or NPN is contesting in good faith and for which adequate reserves have been established, (iii) for such properties and assets as may have been sold since the date hereof in the ordinary course of business, and (iv) for Liens not securing debt that do not materially detract from the value or materially interfere with the use of the property subject thereto (collectively, “Permitted Liens”). The tangible assets of each of MRL and NPN and the
Assets are in good operating condition and repair, except for reasonable wear and tear that does not materially affect the use or operation of such asset

(b) The MRL Members are the sole and exclusive record and beneficial owners of the Membership Interests free and clear of any and all Liens. At the Closing, the
Membership Interests will be duly and validly transferred to Buyer free and clear of any and all
Liens. Buyer will acquire good and marketable title to such Membership Interests at the Closing.
There are no outstanding agreements with any third party with respect to sale, assignment, pledge, security interest or other transfer of any Membership Interests.

(c) The NPN Stockholders are the sole and exclusive record and beneficial owners of the Stock free and clear of any and all Liens. At the Closing, the Stock will be duly and validly transferred to Buyer free and clear of any and all Liens. Buyer will acquire good and marketable title to such Stock at the Closing. There are no outstanding agreements with any third party with respect to sale, assignment, pledge, security interest or other transfer of any
Stock.

(d) RHC is the sole and exclusive owner of the Assets free and clear of any and all Liens. At the Closing, the Assets will be duly and validly assigned and transferred to
Buyer free and clear of any and all Liens. Buyer will acquire good and marketable title to such
Assets at the Closing. There are no outstanding agreements with any third party with respect to sale, assignment, pledge, security interest or other transfer of any of the Assets.

4.10. Compliance with Laws. Neither MRL, NPN nor RHC is in violation of, default under, or conflict with, any applicable order, judgment, injunction, award, decree or writ of any governmental body or court of competent jurisdiction (collectively, “Orders”) or any applicable law, except for any such violations that would not, individually or in the aggregate, have a
Material Adverse Effect. Each of MRL, NPN and RHC has obtained all consents, licenses, permits, grants or other authorization for each governmental agency that is required or necessary for the operation of such company’s business (the “Company Authorizations”), and all of such
Company Authorizations are in full force and effect.

4.11. Intellectual Property.

(a) Schedule 4.11(a) sets forth all material intellectual property owned or controlled by each of MRL and NPN or that are included in the Assets, all applications for any of the foregoing, and all material permits, grants and licenses relating to any of the foregoing under which either of MRL, NPN or RHC, as the case may be, is a licensee or a licensor, except such licenses, sublicenses and other agreements relating to off-the-shelf software which is commercially available on a retail basis.

(b) Except as set forth on Schedule 4.11(b): (i) none of the intellectual property owned by either of MRL or NPN or included in the Assets, or products or services owned, used, sold or licensed by either of them infringes upon or otherwise violates any intellectual property rights of any third party, and to the knowledge of each Selling Party, no other third party’s operations or activities conflict with the use and registration of the intellectual property owned or controlled by either of MRL or NPN or that is included in the Assets; (ii)
neither MRL, NPN nor RHC has received notice of any claim contesting the right of either of them to use or sell, license or make available to any third party any of their respective products or services, and to the knowledge of each Selling Party, no such claim has been threatened against any of them; (iii) no Selling Party has notice of any adversely held patent, invention, copyright, trademark, service mark or trade name of any third party, and no Selling Party has knowledge of or any reasonable basis for any charge or claim that any third party is infringing or violating the intellectual property owned or controlled by either of MRL or NPN or that is included in the Assets; and (iv) each of MRL and NPN owns the intellectual property owned by the them respectively free and clear of all Liens, except for Permitted Liens.

4.12. Non-Contravention. The execution and delivery of this Agreement and the
Transaction Documents by each Selling Party, the performance by each Selling Party of its obligations hereunder and thereunder, and the consummation of the Transactions by each Selling
Party will not (with or without notice or lapse of time) (i) violate or conflict with any provision of the operating agreement, Articles of Organization or Bylaws of any Selling Party; (ii) subject to obtaining the consents, approvals and authorizations or making such filings or giving such notices referred to in Section 4.13, materially violate, conflict with or result in the breach of any provision of, or result in a modification of or otherwise entitle any party to terminate, accelerate, amend, cancel or constitute (whether after the filing of notice or lapse of time or both) a default under or impair or alter the rights of either of MRL or NPN or RHC or any third party under, any contract to which any of them is a party or by which or to which any of their respective assets or properties may be bound or subject (each, a “Selling Party Material Contract”); (iii) subject to the exceptions set forth in Section 4.13, materially violate any applicable laws; (iv) materially violate or result in the revocation or suspension of any permit; or (v) result in the creation or imposition of any material Lien upon any of the property or assets of either of MRL or NPN or the Assets pursuant to any provision of any contract or Lien.

4.13. Consents and Approvals. Except for those consents, approvals, authorizations, filings or notices set forth on Schedule 4.13, no consent, approval or authorization of, filing with, or notice to, any governmental body or any third party is required by either of MRL or NPN or
RHC in connection with the execution, delivery and performance by any Selling Party of this
Agreement, each and every agreement contemplated hereby, and the consummation by the
Selling Parties of the Transactions.

4.14. Employees and Employee Benefit Plans. Neither MRL nor NPN has, or has had
in the last five years, any employees, nor does either of them have or ever had or otherwise sponsored any employee benefit plan, whether an ERISA-based plan or not.

4.15. Company Contracts.

(a) A complete and accurate list of all Company Material Contracts is set forth on Schedule 4.15(a); provided, however, that all Provider Contracts shall be defined by a general description due to their voluminous nature; provided, further, however, that the Selling
Parties represent and warrant that all Provider Contracts shall be referenced in the general description and delivered to Buyer pursuant to 3.1(c) and (e) above. Each Company Material
Contract is the legal, valid, binding and enforceable agreement of MRL or NPN or RHC if included within the Assets, as the case may be, in full force and effect, except to the extent such enforceability may be limited by (A) bankruptcy, insolvency, reorganization, moratorium or other similar laws of general applicability affecting or relating to enforcement of creditors’ rights generally, and (B) general equitable principles (regardless of whether such enforceability is considered in equity or at law). Neither MRL, NPN nor RHC is in default under any Company
Material Contract, nor to the knowledge of any Selling Party, does any condition exist that, with notice or lapse of time, or both, would constitute a default thereunder. To the knowledge of each
Selling Party, no other party to any such Company Material Contract is in default thereunder, nor does any condition exist that with notice or lapse of time or both would constitute a default thereunder. Finally, no Selling Party is aware of any conversations or communications with any party to any Company Material Contract in which any of those parties has indicated their or its intent to terminate any Company Material Contract.

(b) No approval or consent of any person is needed in order that the contracts and other agreements set forth or required to be set forth on Schedules 4.15(a) or on any other
Schedule continue in full force and effect following the consummation of the Transactions.

4.16. Taxes. Except as set forth in Schedule 4.16:

(a) Filing of Tax Returns. Each of MRL, NPN and RHC has timely filed, or has had timely filed on its behalf, with the appropriate taxing authorities all tax returns in respect of taxes required to be filed by each of them. The tax returns filed (including any amendments thereof) are complete and accurate in all material respects. No Selling Party has not requested any extension of time within which to file any tax return in respect of any taxes, which tax return has not since been filed in a timely manner. To the knowledge of each Selling Party, no claim has ever been made in writing by any taxing authority in a jurisdiction where MRL, NPN or
RHC does not file tax returns, or has tax returns filed on its behalf, that it is or may be subject to taxation by that jurisdiction, or liable for taxes owing to that jurisdiction. Each of NPN and RHC is, and at all times since its inception has been, classified as a “C corporation” within the meaning of the Code (and any comparable provisions of any applicable state or local tax laws).

(b) Payment of Taxes. All taxes shown as due on any tax returns filed by
MRL, NPN or RHC have been paid in full or adequate reserves on the books and/or records have been established. Each of MRL, NPN and RHC has withheld and paid all taxes required to have been withheld and paid in connection with amounts paid to any taxing authority, employee, independent contractor, creditor, or other third party. Each of MRL, NPN and RHC has made all scheduled estimated tax payments. The unpaid taxes of each of MRL, NPN and RHC (A) do not, as of the Closing Date, exceed the reserve for tax liability (rather than any reserve for deferred taxes established to reflect the timing differences between book and tax income) set forth on the face of each of MRL’s, NPN’s or RHC’s, as the case may be, most recent balance sheets (rather than any notes thereto) and (B) do not exceed that reserve as adjusted for the passage of time through the Closing Date in accordance with the past custom and practice of the applicable Selling Party in filing, or having filed on its behalf, its tax returns. The charges, accruals and reserves on the books of each of MRL, NPN and RHC in respect of any liability for taxes (x) based on or measured by net income for any years not finally determined, (y) with respect to which the applicable statute of limitations has not expired or (z) that has been previously deferred, are adequate to satisfy any assessment for such taxes for any such years.

(c) Audits, Investigations or Claims. There is no dispute or claim which has not been resolved concerning any tax liability of either MRL, NPN or RHC either (A) claimed or raised by any taxing authority in writing or (B) as to which any of the directors and officers (and employees responsible for tax matters) of or any Selling Party has knowledge. There is no currently pending audit of any tax return of either MRL, NPN or RHC by any taxing authority, and neither MRL, NPN nor RHC has ever been notified in writing that any taxing authority intends to audit any tax return. Neither MRL, NPN nor RHC has executed any outstanding waivers or consents regarding the application of the statute of limitations with respect to any taxes or tax returns.

(d) Lien. There are no encumbrances for taxes (other than for current taxes not yet due and payable) on any assets of either of MRL or NPN or the Assets.

(e) Tax Elections. Each of MRL, NPN and RHC (i) has not agreed, or is required, to make any adjustment under Section 481(a) of the Code by reason of a change in accounting method or otherwise; (ii) has not made an election pursuant to Code Sections 338 or
336(e) or the regulations thereunder or any comparable provisions of any foreign or state or local income tax law; (iii) is not subject to any constructive elections under Code Section 338 or the regulations thereunder; (iv) has not made any payments, is not obligated to make any payments, and is not a party to any agreement that under certain circumstances could obligate it to make any payments that will not be deductible under §280G and §162(m) of the Code; and (v) has not made any of the foregoing elections and is not required to apply any of the foregoing rules under any comparable state or local income tax provision.

(f) Prior Affiliated Groups. Each of MRL, NPN and RHC (i) has never been a member of an affiliated group of corporations within the meaning of Section 1504 of the Code and (ii) does not have any liability for the taxes of any person under Treas. Reg. §1502-6 (or any similar provision of state, local or foreign law), as a transferee or successor, by contract or otherwise.

(g) Tax Sharing Agreements. Neither MRL, NPN nor RHC is a party to any tax allocation, indemnity or sharing or similar agreement.

(h) Section 355. Each of MRL, NPN and RHC has not distributed the stock of a “controlled corporation” (within the meaning of that term as used in Section 355(a) of the
Code) in a transaction subject to Section 355 of the Code within the past two (2) years.

(i) Partnerships. Each of MRL, NPN and RHC does not own an interest in a partnership for tax purposes.

4.17. Environmental Matters. Except as set forth on Schedule 4.17: (i) each of MRL and NPN is in compliance in all material respects with applicable environmental laws; (ii) each of MRL and NPN has all Permits required pursuant to environmental laws and are in compliance in all material respects with the terms thereof; (iii) there are no past or present events, activities, practices, incidents, actions or plans in connection with the operations of MRL or NPN which have given rise to or are reasonably likely to give rise to any material liability on the part of the either MRL or NPN under any environmental law; (iv) each of MRL and NPN has not generated, used, transported, treated, stored, released or disposed of, or has suffered or permitted anyone else to generate, use, transport, treat, store, release or dispose of any hazardous substance in violation of any environmental laws; (v) there has not been any generation, use, transportation, treatment, storage, release or disposal of any hazardous substance in connection with the conduct of the business of either of MRL or NPN or the use of any property or facility by MRL or NPN, or to the knowledge of any Selling Party, any nearby or adjacent properties, in each case, which has created or might reasonably be expected to create any material liability under any environmental law or which would require reporting to or notification of any governmental body; and (vi) to the knowledge of each Selling Party, no asbestos containing materials or polychlorinated biphenyl or underground storage tank is contained in or located at any facility now or previously owned or leased by either MRL or NPN.

4.18. Real Property. Neither MRL nor NPN owns, or has owned, any real property or any interest in any real property. Neither MRL nor NPN is a party to any lease of real property, and neither of MRL nor NPN has any obligation whatsoever with respect to the payment to any third party for the occupation of any facility or real property.

4.19. Insurance. Each of MRL and NPN maintains insurance policies against all risks and liabilities to an extent and in a manner customarily insured against by persons operating comparable properties, assets or businesses in the same geographic locations. No Selling Party has any knowledge of any facts or of the occurrence of any event that is reasonably likely to form the basis for any material claim against either of MRL or NPN which will not be fully covered by such policies. No Selling Party has received any notice from any of its insurance carriers that any insurance premiums will be materially increased in the future.

4.20. Bank Accounts. Schedule 4.20 sets forth a complete and accurate list of all bank accounts or similar accounts maintained by each of MRL and NPN, including a list of the names of each bank or other financial institution at which such account is maintained, the nature and type of account, the names of all persons authorized to make withdrawals or to write checks on such accounts and the balance of each such account as of the Closing Date. All payments by third parties pursuant to contracts entered into by MRL or NPN or invoices generated by MRL or
NPN are deposited into these accounts. Selling Party has not withdrawn any amounts out of such accounts in the last thirty (30) days, except for withdrawals in the ordinary course of business.

4.21. Interested Party Transactions. No current or former officer, director, employee, member or stockholder of any of MRL, NPN or RHC is a party to any agreement with MRL or
NPN that will survive this Agreement and that Buyer does not have the right to terminate at any time, with or without cause.

4.22. Minute Book Contents. Each of MRL and NPN has delivered to Buyer, or its designated representative, copies of: (i) all minutes of the meetings or actions by written consent of equity holders of each of MRL and NPN, (ii) all minutes of the meetings or actions by unanimous written consent of the boards of directors or managers of each of MRL and NPN, and
(iii) the stock records of each of MRL and NPN (collectively, the “Minute Book Contents”). The
Minute Book Contents are complete and accurate in all material respects and reflect all corporate action taken to date the consummation of which required the approval of the directors and/or the equity holders of each of MRL or NPN, as the case may be.

4.23. Full Disclosure. This Agreement (including the disclosure schedules) does not (i)
contain any representation, warranty or information that is false or misleading with respect to any material fact, or (ii) omit to state any material fact necessary in order to make the representations, warranties and information contained herein, in the context in which made or provided, not false or misleading.

ARTICLE 5. BUYER’S REPRESENTATIONS AND WARRANTIES.

Buyer hereby represents and warrants to Selling Parties that the following representations are true and correct and, except as contemplated hereby, at all times up to the Closing will be true and correct, and hereby acknowledges that such representations constitute the basis upon which the Selling Parties are induced to enter into and perform the Agreement. Each warranty set forth in this Article V shall survive the Closing.

5.1. Authority and Consents. Buyer represents and warrants that Buyer is a corporation duly organized, existing and in good standing under the laws of Florida. Buyer has the right, power, legal capacity and authority to enter into and perform its obligations under the
Agreement, and no approvals or consents of any persons, other than its Board of Directors are necessary in connection with it. The execution and delivery of the Agreement and the consummation of this transaction by Buyer have been, or prior to the Closing will have been, duly authorized by all necessary corporate action of Buyer, subject to delivery to its Board of
Directors, at Buyer’s expense, of an acceptable fairness opinion from an independent investment banker. The Agreement constitutes a legal, valid and binding obligation of the Seller enforceable in accordance with its terms, except as limited by bankruptcy and insolvency laws and by other laws affecting the rights of creditors generally.

5.2. Agreement Will Not Cause Breach or Violation. Neither the entry into the
Agreement nor the consummation of the transactions contemplated hereby will result in or constitute any of the following: (i) a breach of any term or provisions of the Agreement; (ii) a default or an event that, with notice or lapse of time or both, would be a default, breach or violation of the Articles of Incorporation or Bylaws of Buyer or, to the knowledge of Buyer, any lease, license, promissory note, conditional sales contract, commitment, indenture, mortgage, deed of trust or other agreement, instrument or arrangement to which Buyer is a party or by which Buyer is bound; (iii) to the knowledge of Buyer, an event that would permit any party to terminate any agreement or to accelerate the maturity of any indebtedness or other obligation;
(iv) to the knowledge of Buyer, the violation of any law, regulation, ordinance, judgment, order or decree applicable to or affecting Buyer.

ARTICLE 6. ADDITIONAL AGREEMENTS

6.1. Employees. It is acknowledged and agreed that neither of MRL nor NPN have any employees. However, Buyer shall lease certain specified employees of RHC, and pursuant to Schedule 6.1, the Selling Parties shall assist in the supervision of those leased employees, for the sole purpose of assisting Buyer in the migration of the data and software included in the
Assets from RHC’s servers and systems to those of Buyer. No Selling Party shall receive any additional consideration, whether under this Agreement or the Employee Lease Agreement, for any of the services set forth on Schedule 6.1. RHC shall be compensated for the lease of such
RHC employees in accordance with the Employee Lease Agreement in the form attached hereto as Exhibit C. At such time as the relevant data and software has been successfully migrated to
Buyer’s systems, the Selling Parties, at Buyer’s request, agree that they will destroy and/or purge any remaining back up files containing any such data or software from any Selling Party’s system.

6.2. Purchase of RHC Assets. The parties acknowledge and agree that Buyer is purchasing only those assets of RHC specifically listed on Schedule 1.2 hereto. Buyer is assuming only those obligations of RHC that arise under the specified contracts listed on
Schedule 1.2 that arise after the date of this Agreement (the “Assumed Contracts”). Buyer is not purchasing any accounts payable or any accounts receivable of RHC, including, without limitation, those that relate to any of the Assets, including, without limitation, any contract included in the Assets, nor is Buyer assuming responsibility for any claim from any third party whatsoever based on any Asset at that arose prior to the Closing Date, including, without limitation any contract included within the Assets. RHC shall continue to be responsible for and shall discharge in a timely manner any account payable or other liability associated with any of the Assets that arose prior to the Closing Date, and any failure to so pay or discharge any such liability shall be subject to the indemnification provisions of Article VII hereof. For avoidance of doubt, Buyer is purchasing solely those assets listed on Schedule 1.2 hereof in accordance with the Assignment and Assumption Agreement attached hereto as Exhibit B. Buyer is not purchasing any other asset of RHC, nor is Buyer assuming any liability or obligation of RHC, other than as expressly set forth in the Assignment and Assumption Agreement, and RHC hereby agrees to pay or discharge any obligation or other liability that may arise based on any asset,

liability or obligation of RHC not specifically assumed by Buyer in the Assignment and
Assumption Agreement and failure to do so shall be subject to the indemnification provisions of
Article VII hereof.

6.3. No Further Obligation. The Selling Parties agree Buyer shall not be required to pay any outstanding invoice owed to any Selling Party for services rendered to Buyer in connection with the operation of the PPO Business, except that Buyer shall pay for any such services rendered for that portion of September 2006 that precedes the Closing Date, and each
Selling Party, as applicable, hereby releases and forever discharges Buyer from any such payment obligation or other claim such Selling Party may have against Buyer that may have arisen prior to the Closing Date with respect to any service provided to Buyer by such Selling
Party.

6.4. Deposit of Checks. Selling Parties shall cooperate with Buyer in making all necessary or desirable arrangements so that checks and other payments on contracts purchased by Buyer pursuant to the Agreement may be deposited into Buyer’s bank accounts without endorsement by the Seller.

6.5. Preservation of Goodwill. Following the Closing, each of the MRL Members, the
NPN Stockholders and RHC will restrict their activities so that Buyer’s reasonable expectations with respect to the goodwill, business reputation and prospects connected with the PPO Business will not be materially impaired, including, without limitation with respect to the applicable
Selling Parties, performance of the terms of the Non-Competition Agreements.

6.6. Purchase Price Allocation. The parties acknowledge and agree that the allocation of the purchase price among the Selling Parties as set forth on Schedule 2.1 reflects an agreement among the Selling Parties with respect thereto and does not necessarily reflect the allocation of purchase price that Buyer may attribute to the acquired equity interests or assets. In addition, the
Selling Parties covenant and agree that after payment of certain expenses associated with this transaction and satisfaction of all outstanding obligations of RHC, the Closing Cash Payment shall be distributed in accordance with the ownership percentages of each of MRL, NPN and
RHC set forth on Schedule 1.1.

ARTICLE 7. INDEMNIFICATION.

7.1. Survival. All of the representations and warranties contained in ARTICLE IV of this Agreement shall survive until twenty-four (24) months after the Closing Date (the
“Termination Date”), at which time liability therefor shall cease, except as provided in the last sentence of this Section 7.1. Notwithstanding the foregoing, the representations and warranties contained in Section 4.1, Section 4.2, Section 4.3 and Section 4.4 shall survive indefinitely and the representations and warranties in Section 4.16 and Section 4.17 shall survive until the lapsing of the appropriate statute of limitations, at which time liability therefor shall cease. If at any time prior to the applicable Termination Date or expiration of the appropriate statue of limitations, as applicable, an Indemnified Party (as defined below) delivers to the Selling Party Agent (as defined below) a written notice alleging, in good faith, the existence of an inaccuracy in or breach of any the representations or warranties of any Selling Party (and setting forth in reasonable detail the basis for such Indemnified Party’s belief that such an inaccuracy or breach may exist) and asserting a claim for recovery under Section 7.2 based on such alleged inaccuracy or breach, then the representation or warranty underlying the claim asserted in such notice shall survive the applicable Termination Date or expiration of the appropriate statue of limitations, as applicable, solely for the purposes of resolving such claim and only until such time as such claim is fully and finally resolved. All of the covenants, agreements and obligations of the parties contained in this Agreement or any other document, certificate, schedule or instrument delivered or executed in connection herewith shall survive (i) until fully performed or fulfilled, unless non-
compliance with such covenants, agreements or obligations is waived in writing by the party or parties entitled to such performance or (ii) if not fully performed, until the expiration of the relevant statute of limitations.

7.2. Risk Allocation. The representations, warranties, covenants and obligations of each of the Selling Parties, and the rights and remedies that may be exercised by the Indemnified
Parties, shall not be limited or otherwise affected by or as a result of any information furnished to, or any investigation made by or knowledge of, any of the Indemnified Parties or any of their representatives. The parties recognize and agree that the representations and warranties also operate as bargained for promises and risk allocation devices and that, accordingly, any party’s knowledge, and the waiver of any condition based on the accuracy of any representation or warranty, or on the performance of or compliance with any covenant or obligation, shall not affect the right to indemnification or payment of Losses pursuant to this ARTICLE VII, or other remedy based on such representations, warranties, covenants and obligations, except to the extent set forth in a written agreement waiving such rights executed by the party giving such waiver.

7.3. Disclosure Schedule. For purposes of this ARTICLE VII, each statement or other item of information set forth in the disclosure schedule delivered by the Selling Parties pursuant to ARTICLE IV hereof shall be deemed to be a representation and warranty made by the Selling
Parties in this Agreement.

7.4. Indemnity Obligation. Subject to the terms and conditions contained herein, the
Selling Parties (the “Indemnifying Parties”) shall jointly and severally indemnify, defend and hold harmless Buyer, and its officers, directors, employees, agents, shareholders and attorneys
(all such persons and entities being collectively referred to as the “Indemnified Parties” and individually as an “Indemnified Party”) from, against, for and in respect of any Losses (as defined below) to the extent caused by or arising out of any inaccuracy in or breach of any of the representations, warranties or covenants made by any Selling Party in this Agreement. Subject to compliance with this ARTICLE VII, the indemnification obligations of the Indemnifying
Parties and the repayment of any Losses shall be satisfied only by a purchase price adjustment to be accomplished by a right of Buyer to offset the amount of such Losses for which any
Indemnified Party would be entitled to indemnification pursuant to this ARTICLE VII against the Principal Amount of the Notes, on a pro rata basis, as further set forth in Section 7.6. In this
Agreement, the term “Losses” shall refer to any damages, claim, demand, settlement, judgment, award, fine, penalty, Tax, costs and expenses (including legal fees and expenses, whether relating to a third-party claim, an action by an Indemnified Party to enforce its rights under the
Agreement or any other action, proceeding or claim), injury, decline or diminution in value, liability (contingent or otherwise) that any Indemnified Party may sustain or incur. The indemnity shall expire twenty-four (24) months after the Closing Date.

7.5. Claims for Indemnification.

(a) If any Indemnified Party becomes aware of any Losses for which such
Indemnified Party will seek indemnification, such Indemnified Party shall deliver to the Selling
Party Agent, on or before the Termination Date, a certificate signed by any authorized signatory of the Indemnified Party (a “Claim Certificate”) stating that with respect to the indemnification obligations set forth in Section 7.2, Losses exist and specifying in reasonable detail the individual items of such Losses included in the amount so stated, the date each such item was paid, properly accrued or arose, the nature of the inaccuracy in, or breach of warranty, representation or covenant to which such item is related and an estimate of attorney’s fees and expenses necessary to conclude the matter. If the Selling Party Agent does not object to such claims within thirty (30) calendar days after the delivery of the Claim Certificate to the Selling
Party Agent, then Buyer shall be entitled to be reimbursed for such Losses as set forth herein.

(b) The Selling Party Agent may object to the claim on the Claim Certificate by delivery to the Indemnified Party of such objection in writing within thirty (30) calendar days after the delivery of the Claim Certificate to the Selling Party Agent. In case the Selling Party
Agent shall so object in writing to any claim or claims by an Indemnified Party made in any
Claim Certificate, the Indemnified Party shall have thirty (30) days to respond in a written statement to the objection of the Selling Party Agent. If after such second thirty (30) day period there remains a dispute as to any claims set forth in a Claim Certificate, the Selling Party Agent and the relevant Indemnified Party shall attempt in good faith for sixty (60) days to agree upon the rights of the respective parties with respect to each of such claims. If the Selling Party Agent and Indemnified Party should so agree, a memorandum setting forth such agreement shall be prepared and signed by both and the Indemnified Party shall be entitled to reimbursement for such Losses as set forth herein.

(c) If no agreement can be reached after good faith negotiation between the parties pursuant to (b) above, the Indemnified Party or the Selling Party Agent may, by written notice to the other, initiate legal proceedings with respect to the matter.

7.6. Challenge of Third Party Claims.

(a) Promptly after receipt by an Indemnified Party of notice of the assertion or commencement by any third party of any claim, investigation, proceeding or action with respect to which any Indemnifying Party may become obligated to indemnify, hold harmless, compensate or reimburse an Indemnified Party pursuant to this ARTICLE VII, such Indemnified
Party will give notice to the Selling Party Agent of the commencement of such claim (“Claim
Notice”), but the failure to notify the Selling Party Agent will not relieve the Indemnifying
Parties of any liability that the Indemnifying Parties may have to any Indemnified Party, except to the extent that the Indemnifying Parties demonstrate that the defense of such action is prejudiced by Indemnified Party’s failure to give such notice.

(b) The Selling Party Agent may elect to participate with such Indemnified
Party to challenge any claims that are asserted by a third party for which Indemnified Party has delivered the Claim Notice to the Selling Party Agent. The Indemnifying Parties shall be liable for all costs incurred by the Selling Party Agent in connection with any such challenge. If the

Selling Party Agent elects to participate, the Selling Party Agent must deliver a notice to the
Indemnified Party within twenty (20) calendar days after the receipt of the Claim Notice. The
Selling Party Agent shall not, without Buyer’s prior written consent, settle or compromise any third party claims or consent to entry of any judgment. Buyer shall consult with the Selling Party
Agent with respect to any claims asserted by a third party, and will inform the Selling Party
Agent of all material developments with respect to such claims, but Buyer shall have the right in its sole discretion to settle any claim.

7.7. No Contribution. The MRL Members and the NPN Stockholders shall not have and shall not exercise or assert (or attempt to exercise or assert), any right of contribution, right of indemnity or other right or remedy against MRL or NPN in connection with any indemnification obligations or any other liability to which such MRL Member or NPN
Stockholder may become subject to in connection with this Agreement.

7.8. Right of Offset; Exclusive Remedy. If the Selling Party Agent does not object to all or any portion of Losses set forth in a Claim Certificate within the requisite thirty (30) day period in accordance with Section 7.5(a) or if a memorandum of agreement is executed by the relevant parties with respect to a Claim Certificate in accordance with Section 7.5(b) or if a court order is issued entitling the Buyer to indemnification hereunder, then Buyer shall have the right to offset and reduce, on a pro rata basis, the Principal Amount of each Note issued in connection with this Agreement by the amount of any Losses for which any Indemnified Party is entitled pursuant to this ARTICLE VII (or less than the Losses if the Losses exceed the Principal
Amount of the Notes); provided, however, that maximum amount of Losses that may be offset shall not exceed aggregate Principal Amount then outstanding under the Notes. In such event, the applicable Selling Parties shall release the Notes to Buyer for the purpose of cancelling the
Notes and reissuing them and redelivering them to the applicable Selling Parties in Principal
Amount as adjusted to take into account the reimbursement of the Losses contemplated by this
Section 7.8. This right of offset against the Principal Amount of the Notes shall be the sole and exclusive remedy of the Indemnified Parties for the indemnification obligations set forth in this
Article VII; provided, however, that nothing herein shall be construed as limiting any remedy of
Buyer based on a claim of fraud or material intentional misrepresentation, which in the case of a claim against NJM, LLC, may only be for an intentional misrepresentation relating to itself by any Selling Party and any right to offset shall expire twenty-four (24) months after the Closing
Date. Any remedy of Buyer premised upon a claim of fraud or intentional misrepresentation may be pursued only as against the Selling Party alleged to have committed such acts and shall not give rise to either joint or several liability of any other Selling Party.

7.9. Appointment of Selling Party Agent. John Zubak shall be, and hereby is, constituted and appointed as Selling Party Agent (the “Selling Party Agent”) for and on behalf of the MRL Members and NPN Stockholders for purposes of this Agreement. The Selling Party
Agent is authorized to give and receive notices and communications, to object to such deliveries, to agree to, negotiate, enter into settlements and compromises of, and demand arbitration and comply with orders of courts and awards of arbitrators with respect to such claims, to take all actions necessary or appropriate in the judgment of the Selling Party Agent for the accomplishment of the foregoing and to execute any amendments of this Agreement as provided in this Agreement. The Selling Party Agent shall receive no compensation for his or her services.

Notices or communications to or from the Selling Party Agent shall constitute notice to or from each of the MRL Members and the NPN Stockholders.

7.10. Liability of Selling Party Agent. Subject to Section 7.9, the Selling Party Agent
shall not be liable for any act done or omitted as Selling Party Agent while acting in good faith and in the exercise of reasonable judgment and any act done or omitted pursuant to the advice of counsel shall be conclusive evidence of such good faith. The MRL Members and the NPN
Stockholders shall jointly and severally indemnify the Selling Party Agent and hold him or her harmless against any loss, liability or expense incurred without gross negligence or bad faith on the part of the Selling Party Agent and arising out of or in connection with the acceptance or administration of his or her duties hereunder.

7.11. Actions of the Selling Party Agent. A decision, act, consent or instruction of the
Selling Party Agent shall constitute a decision of all MRL Members and all NPN Stockholders and shall be final, binding and conclusive upon each such MRL Member and NPN Stockholder, and Buyer may rely upon any decision, act, consent or instruction of the Selling Party Agent as being the decision, act, consent or instruction of each and every MRL Member and each and every NPN Stockholder. Buyer is hereby relieved from any liability to any person for any acts done by it in accordance with such decision, act, consent or instruction of the Selling Party
Agent. In addition, any loss, liability or expense incurred by reason of Selling Party Agent’s failure to give notice under ARTICLE VII of this Agreement shall be borne solely by the Selling
Party Agent.

ARTICLE 8. COSTS

8.1. Finder’s or Broker’s Fees. Buyer represents and warrants that it has dealt with no broker or finder in connection with any of the transactions contemplated by the Agreement, and, insofar as it knows, no broker or other person is entitled to any commission or finder’s fee in connection with any of these transactions. Seller represents and warrants that it has dealt with no broker or finder in connection with any of the transactions contemplated by the Agreement, and, insofar as it knows, no broker or other person is entitled to any commission or finder’s fee in connection with any of these transactions, other than Scott Macon, Ltd., which has acted as its investment advisor, and the MRL Members, NPN Stockholders and RHC, jointly and severally, agree to pay any and all fees due for those services.

8.2. Expenses. Each of the Buyer, RHC, and the MRL Members and the NPN
Stockholders (on behalf of MRL and NPN) shall pay all their respective costs and expenses, including, but not limited to attorneys’ and accounting fees, incurred or to be incurred by it in negotiating and preparing the Agreement and in closing and carrying out the transactions contemplated by the Agreement. Each of the MRL Members and NPN Stockholders agree to pay all such expenses for which they are responsible at the closing using a portion of the Closing
Cash Payment.

ARTICLE 9. FORM OF AGREEMENT

9.1. Headings. The subject headings of the Articles and Sections of the Agreement are included for purposes of convenience only, and shall not affect the construction or interpretation of any of its provisions.

9.2. Entire Agreement; Modification; Waiver. This Agreement constitutes the entire agreement between the parties pertaining to the subject matter contained in it and supersedes all prior and contemporaneous agreements, representations and understandings of the parties. No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by all the parties. No waiver of any of the provisions of this Agreement shall be deemed, or shall constitute, a waiver of any other provision, whether or not similar, nor shall any waiver constitute a continuing waiver. No waiver shall be binding unless executed in writing by the party making the waiver.

9.3. Counterparts; Facsimile. This Agreement may be executed simultaneously in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. In addition, execution of this Agreement and the
Schedules attached hereto may be transmitted by one party to the other via facsimile.

ARTICLE 10. PARTIES

10.1. Parties in Interest. Nothing in the Agreement, whether express or implied, is intended to confer any rights or remedies under or by reason of the Agreement on any persons other than the parties to it and their respective successors and assigns, nor is anything in the
Agreement intended to relieve or discharge the obligation or liability of any third persons to any party to the Agreement, nor shall any provision give any third persons any right of subrogation or action over against any party to the Agreement.

10.2. Assignment. Except as otherwise set forth herein, no Selling Party or Buyer may assign or delegate any of their respective rights or duties hereunder, without the prior written consent of the other party, except that Buyer may assign its rights and obligations under this
Agreement to a third party in connection with the sale or transfer of all or substantially all of the business to which this Agreement relates without the written consent of any Selling Party. This
Agreement shall be binding on and shall inure to the benefit of the parties to it and their respective heirs, legal representatives, successors and assigns.

ARTICLE 11. REMEDIES

11.1. Recovery of Litigation Costs. If any legal action or any arbitration or other preceding is brought for the enforcement of this Agreement, or because of an alleged dispute, breach, default or misrepresentation in connection with any of the provisions of this Agreement, the successful or prevailing party or parties shall be entitled to recover reasonable attorneys’ fees and other costs incurred in that action or proceeding, in addition to any other relief to which it or they may be entitled.

ARTICLE 12. NOTICES

Except as otherwise specifically provided herein, any notice required or permitted to be sent by the Agreement will be in writing and will be (i) delivered by hand; (ii) sent by fax (if the receiving machine confirms receipt through answerback and the sending machine prints a paper copy of the answerback message); or (iii) mailed by registered, certified or other prepaid, receipted delivery service, return receipt requested, to the address or fax number provided by the
Agreement. Complying notices will be effective (a) when delivered by hand; (b) the next business day after sent by fax; (c) five business days after deposited in the mail in the manner required above, with proper postage prepaid; or (d) one business day after deposited with the delivery service. Notices will be addressed as follows or as from time to time directed in writing by either party by notice given hereunder:

SELLER:	Residential Health Care, Inc.
c/o Avolio & Hanlon, P.C.
Crossroads Corporate Center
3150 Brunswick Pike, Suite 120
Lawrenceville, New Jersey 08648
Attn: Robert Avolio

BUYER:	ProxyMed, Inc.
d/b/a
MedAvant Healthcare Solutions
1854 Shackleford Court, Suite 200
Norcross, GA 30093
Attn: John Lettko

with copy to:	ProxyMed, Inc.
d/b/a
MedAvant Healthcare Solutions
1854 Shackelford Court, Suite 200
Norcross, GA 30093
Attn: Peter Fleming

Any party may change its address for purposes of this Article by giving the other parties written notice of the new address in the manner set forth above.

ARTICLE 13. GOVERNING LAW

The Agreement shall be construed in accordance with, and governed by, the laws of the
Commonwealth of Pennsylvania without regard to its conflict of laws provisions. The parties agree that the courts located in Bucks County, Pennsylvania, shall be the forum to resolve all disputes.

ARTICLE 14. MISCELLANEOUS

14.1. Announcements. Except as and to the extent required by any applicable law, regulation or order, including Securities and Exchange Commission regulations, no party to the
Agreement shall, and each shall direct its representatives not to, directly or indirectly, make any public comment, statement or communication with respect to, or otherwise disclose or permit the disclosure of the existence of negotiations regarding a proposed transaction between the parties or any of the terms, conditions or other aspects of a proposed transaction without prior written consent of the other party, In the event any party is required by applicable law, regulation or order to make any such disclosure, such party shall provide prior notice of such required disclosure to the other party. In the event any party is required by applicable law, regulation or order to make any such disclosure, such party shall provide prior notice of such required disclosure to the other party. Buyer agrees to deliver to the Selling Party Agent a copy of the proposed public announcement relating to this transaction prior to the publication thereof in order to give the Selling Party an opportunity to make recommendations with respect thereto, which recommendation shall in no way be binding on Buyer.

14.2. Further Actions. Each party shall execute and deliver such other certificates, agreements and other documents and take such other actions as may reasonably be requested by the other parties in order to consummate or implement the transactions contemplated by the
Agreement.

14.3. Severable Covenants. In the event that any provision contained herein is declared invalid, unenforceable or illegal, the other provisions hereof shall not be affected or impaired thereby and shall remain valid, enforceable and legal.

14.4. Specific Performance. In the event of a breach or threatened breach by any party hereto of the provisions of this Agreement, any other party hereto shall be entitled to specific performance. Nothing herein shall be construed as prohibiting any party hereto from pursuing any other remedies available for such breach or threatened breach, including the recovery of damages.

14.5. Counterparts. This Agreement and the Schedules attached hereto may be signed in two or more counterparts, any one of which need not contain the signatures of more that one party, but all such counterparts taken together will constitute one and the same instrument. In addition, execution of the Agreement and the Schedules attached hereto may be transmitted by one party to the other via facsimile.

[SIGNATURE PAGE FOLLOWS]

IN WITNESS WHEREOF, the parties to the Agreement have duly executed it as of the day and year first above written.

BUYER: PROXYMED, INC.

By: /s/ John Lettko
John Lettko, Chief Executive Officer

SELLING PARTIES:

RESIDENTIAL HEALTH CARE, INC.

By: /s/ Robert J. Finkle
Name: Robert J. Finkle
Its: CFO

MEDICAL RESOURCE, LLC

By: /s/ John Zubak
A.C.E. Health, LLC, Member

By: /s/ John Zubak
American International Medical
Resources, Inc., Member

By: /s/ Illegible
NJM, LLC, Member

By: /s/ Alan Fogelman
Alan Fogelman, Member

By: /s/ John Paloni
John Paloni, Member

By: /s/ Elliott Collins
Elliot Collins, Member

NATIONAL PROVIDER NETWORK, INC.

By: /s/ John Zubak
A.C.E. Health, LLC

[Signature Page to Purchase Agreement]

EXHIBIT A
FORM OF NOTE

Attached as Exhibit 4.7

A-1

EXHIBIT B
ASSIGNMENT AND ASSUMPTION AGREEMENT

Attached as Exhibit 10.52

B-1

EXHIBIT C
EMPLOYEE LEASE AGREEMENT

Attached as Exhibit 10.51

C-1

EXHIBIT D
SUBORDINATION AGREEMENT

Omitted

D-1

EXHIBIT E
NON-COMPETITION AGREEMENT

Attached as Exhibits 10.53 and 10.54

E-1

EXHIBIT F
OPINION

Omitted

F-1

SCHEDULE 1.1
Shareholders of Residential Health Care, Inc.
	Shares	Percentage
	Owned	of Ownership
A.C.E. Health, LLC, a Pennsylvania limited liability company	234,000	46.90%
American International Medical Resources, Inc., a New Jersey corporation	52,000	10.50%
NJM, LLC, a Delaware limited liability Company	150,000	30%
Alan Fogelman	49,000	9.8%
John Paloni	10,500	2.1%
Elliott Collins	3,500	0.7%
TOTAL	500,000	100%

Members of Medical Resource, LLC
		Percentage
		of Ownership
A.C.E. Health, LLC, a Pennsylvania limited liability company		46.90%
American International Medical Resources, Inc., a New Jersey corporation		10.50%
NJM, LLC, a Delaware limited liability Company		30%
Alan Fogelman		9.8%
John Paloni		2.1%
Elliott Collins		0.7%
TOTAL		100%

Stockholder of National Provider Network, Inc.
		Percentage
		of Ownership
A.C.E. Health, LLC, a Pennsylvania limited liability company		100%
TOTAL		100%

Schedule 1.1

SCHEDULE 6.1

ROLES AND RESPONSIBILITIES OF SELLING PARTIES
DURING 90 DAY TRANSITION PERIOD

Selling Parties will assist Buyer as requested in the supervision of employees (leased through
RHC pursuant to Article 6.1 of this agreement) such that all normal activities of the PPO
Business continue to take place after Closing in the same manner as they did before Closing, to the best of Selling Parties’ ability. This includes but is not limited to the following:

  Operation of all computer systems and websites of the PPO Business including all tape back ups.
  Receipt of Customer computer claim files and shipment back to customers of claims re- priced though the PPO
  Any manual repricing of claims at normal turnaround times
  Provider data loading
  Provider data extracts for customers according to the normal schedule
  Handling of normal inbound and outbound calls
  Responding to any direct or indirect provider questions regarding PPO discount activity
  Customer billing/invoicing
  Forwarding on to Buyer of any proceeds collected from customers relating to business activity from or after the date of Closing

Selling Parties will assist Buyer by supervising employees leased through RHC pursuant to
Article 6.1 of this agreement to assist with moving all activities of the PPO Business, NPN or
MRL to the Buyer per the Buyer’s instruction, including:

  Transference of all computer systems, websites, EDI file translation maps, databases
  Transferring the original copy of all contracts to Buyer
  If requested by Buyer, participating with communications with selected customers or vendors for the purpose of transitioning the relationship to Buyer
  Billing and communication inserts to customers for billings

Notwithstanding anything to the contrary set forth above, the Selling Parties shall not be required to devote more than an aggregate of five (5) hours per week in connection with the performance of the duties set forth on this Schedule 6.1. All such services shall be performed in the RHC offices located in Bucks County, Pennsylvania.

Selling Parties agree to hold a meeting attended by the Buyer and the associates the first business morning after Closing, to announce the acquisition of the Company by the Buyer. During this meeting the Selling Parties will explain the “Transition Period”. Selling Parties also agree to issue a building key and any security access to the Buyer following Closing.

Schedule 6.1

EMPLOYEE LEASE AGREEMENT                                                                                                       EXHIBIT 10.51

THIS EMPLOYEE LEASE AGREEMENT (“Agreement”) is entered into effective as of
October 10, 2006 (“Effective Date”) by and between ProxyMed, Inc., d/b/a MedAvant Health
Systems, a Florida corporation (“MedAvant”), and Residential Health Care, Inc., a New Jersey
corporation (“RHC”).

W I T N E S S E T H:

WHEREAS, RHC intends to sell, transfer, assign and convey certain of its assets and to
MEDAVANT pursuant to the terms of that certain Purchase Agreement dated as of even date herewith (the “Asset Transfer”); and

WHEREAS, MedAvant has requested, and RHC has agreed, that RHC lease certain of
RHC’s employees for the purpose of assisting MedAvant in the migration of certain data and software assets from RHC’s electronic systems to MedAvant’s electronic systems.

NOW, THEREFORE, in consideration of the promises and the mutual covenants and agreements hereinafter set forth, the parties agree as follows:

1. Lease of Employees.

a. RHC will lease to MedAvant, the RHC Employees that are necessary to accomplish the objective set forth above and identified on Exhibit A (hereinafter referred to as
“Employees”). During the time that Employees are leased to MedAvant, MedAvant shall have sufficient control and responsibility over Employees to ensure that their services are rendered in a safe and effective manner, consistent with MedAvant policies and practices, and consistent with any applicable qualifications set forth under federal or state laws, rules and regulations.

b. MedAvant shall comply with all workplace laws, regulations, ordinances, directives and rules lawfully imposed by federal, state or local government with respect to
Employees. MedAvant shall immediately report to RHC any work-related accident, injury or exposure to hazardous substances.

c. MedAvant shall ensure that Employees complete a RHC-provided time card for each workday, if necessary, recording all hours actually worked and all meal periods taken. MedAvant shall ensure that Employees receives all meal and break periods to which she is legally entitled.

2. Duties of RHC. RHC agrees to comply with all applicable legal requirements with respect to Employees in connection with their employment, including but not limited to:

a. Payment of wages;

b. Collection, reporting and payment of all applicable federal, state and local payroll taxes;

c. Administration and payment of any applicable employee benefit plans and workers’ compensation insurance; and

d. Completion, reporting and maintenance of payroll benefit and safety records.

RHC will be reimbursed for costs, fees and expenses paid pursuant to this Section 2 pursuant to Section 5 of this Agreement.

3. Employee Benefit Plans. MedAvant and RHC agree that, except to the extent as may be legally required, Employees are not employees of MedAvant and shall have no right to any benefits afforded to MedAvant employees, including but not limited to, retirement benefits, health insurance coverage, or any other employee-related benefits.

4. Workers’ Compensation Insurance. RHC shall provide workers’ compensation insurance coverage and shall be deemed the employer of Employees for purposes of such workers’ compensation. RHC understands that MedAvant will not provide Workers’
Compensation Insurance coverage for Employees identified in this Agreement.

5. Payment. MedAvant will pay to RHC each month during the term of this
Agreement an amount to be agreed upon between the parties, which amount represents 1.3 multiplied by the actual costs to RHC of supplying the actual number of Employees to
MedAvant during the applicable payment period hereunder, pro rated for any Employee that provided services for only a part of a month. Payment shall be made to RHC on or before the fifth (5th) business day after receipt of an invoice indicating what is owed under this Agreement for the prior month for use of Employees during the prior month. Any payment not paid when due shall subject MedAvant to a penalty of twenty percent (20%) in addition to all counsel fees incurred to enforce this agreement. MedAvant, in its sole discretion, shall be entitled to determine the number of Employees necessary to achieve the objective, and may terminate the services of any Employee at any time after the date that is thirty (30) days after the date of this
Agreement.

6. Term. The term of this Agreement shall commence as of the Effective Date and shall be in full force and effect for ninety (90) days thereafter at which time it will expire automatically.

7. Termination.

a. MedAvant may terminate this Agreement upon sixty (60) days written notice to RHC.

b. Either party may terminate this Agreement upon the other party’s material breach of any provision hereof upon ten (10) days written notice, such notice to specify the nature of the breach; provided that if the breaching party cures such breach within the notice period, this Agreement shall not so terminate.

8. Notices. All notices, demands or requests (“Notices”) which are required or permitted to be given pursuant to this Agreement will be in writing. Notices shall be delivered personally, by courier, by electronic facsimile, or by registered or certified mail, return receipt requested, postage prepaid, addressed to a party as stated below.

MedAvant’s Address for Notice:

ProxyMed, Inc.
Attention: General Counsel
1854 Shackleford Court, Suite 200
Norcross, GA 30093
Telephone: (770) 806-9918
Facsimile: (404) 877-3376

RHC’s Address for Notice:

Residential Health Care, Inc.
c/o Avolio & Hanlon, P.C.
Crossroads Corporate Center
3150 Brunswick Pike, Suite 120
Lawrenceville, New Jersey 08648
Telephone: (609) 219-1810
Facsimile: (609) 219-1812

9. Entire Agreement. The parties agree that this Agreement is the entire Agreement and supersedes any previous Agreement or representation with respect to the subject matter herein.

10. Amendments. Changes to this Agreement shall be made only by mutual agreement, in writing, signed by each of the parties.

11. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with Pennsylvania law, without regard to its conflicts of laws principles.
The parties agree that the courts located in Bucks County, Pennsylvania shall be the forum to resolve all disputes.

12. Invalidity. If any provision of this Agreement is determined, by a court of competent jurisdiction, to be illegal or impermissible under applicable state or federal law, the offending provision shall be deemed null and void.

13. Severability. The provisions of this Agreement are independent of and separate from one another. However, if any provision shall be affected or rendered invalid or unenforceable, the parties may renegotiate that portion of the Agreement or, after giving thirty
(30) days written notice of the intention to do so, mutually agree to terminate this Agreement.

14. Waiver. The failure of a party to enforce the provisions of this Agreement shall not be construed as a waiver of any provision, nor shall such failure limit the right of such party thereafter to enforce each and every provision of this Agreement.

(remainder of page intentionally left blank)

IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first written above.

ProxyMed, Inc, a Florida corporation

By: /s/ John Lettko
Name: John Lettko
Its: CEO

Residential Health Care, Inc., a
New Jersey corporation

By: /s/ Robert J. Finkle
Name: Robert J. Finkle
Its: CFO

[Signature Page to Employee Lease Agreement]

EXHIBIT A
EMPLOYEES

Andrew Alexander
April Stiles
Bonnie Mesisca
Deborah Moller
Gabrielle Simeone
Joshua Oglesby
Joyce Montminy
Jules Orkin
Katiria Rivera
Patricia Medeiros
Sean Healy
Sylvia Reberg
Deborah Nerviano

A-1

EXHIBIT 10.52

ASSIGNMENT AND ASSUMPTION AGREEMENT

THIS ASSIGNMENT AND ASSUMPTION AGREEMENT (the “Assignment”) is
made as of October 10, 2006, by and between Residential Health Care, Inc. a New Jersey corporation (the “Assignor”) and ProxyMed, Inc., a Florida corporation (“Assignee”). Unless otherwise indicated, capitalized terms used herein but not otherwise defined herein shall have the meaning ascribed to such terms in that certain Purchase Agreement dated as of even date herewith among Assignor, Assignee and certain third parties (the “Agreement”).

WHEREAS, pursuant to the Agreement, Assignor has agreed to sell and Assignee has agreed to buy those specific assets set forth on Schedule 1.2 to the Agreement, which assets are identified in the Agreement as the Assets.

NOW, THEREFORE, for and in consideration of the foregoing premises, and the mutual covenants set forth below and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Assignor and Assignee agree as follows:

1. Assignor hereby bargains and irrevocably conveys, transfers, assigns, delivers and sets over to Assignee, the Assets, including, without limitation, the Assumed Contracts identified on Schedule 1.2 to the Agreement, and Assignee purchases and assumes, all of Assignor’s right, title and interest in and to the Assets, and assumes the obligations under the Assumed Contracts that arise after the Closing Date.

2. To the extent that any Assumed Contract for which assignment to Assignee is provided herein is not assignable without the consent of another party, this Agreement shall not constitute an assignment or an attempted assignment thereof if such assignment or attempted assignment would constitute a breach thereof. Assignor and Assignee agree to use their best efforts (without any requirement on the part of Assignee to pay any money or agree to any change in the terms of any such Assumed Contract) to obtain the consent of such other party to the assignment of any such Assumed Contract to Assignee in all cases in which such consent is or may be required for such assignment. If any such consent shall not be obtained, Assignor agrees to cooperate with Assignee in any reasonable arrangement designed to provide for
Assignee the benefits intended to be assigned to Assignee under the relevant contract, including enforcement at the cost and for the account of Assignee of any and all rights of Assignor against the other party thereto arising out of the breach or cancellation thereof by such other party or otherwise. If and to the extent that such arrangement cannot be made, Assignee shall have no obligation pursuant to Section 1 above or otherwise with respect to any such contract and any such contract shall not be deemed to be a an Assumed Contract or an Asset hereunder or under the Agreement.

3. From time to time, at the request of Assignee, and without further consideration or cost or expense to Assignee, Assignor shall do, execute, acknowledge and deliver, or will cause to be done, executed, acknowledged and delivered, all such further acts, deeds, assignments, transfers, conveyances and assurances that may reasonably be required for the conveyance, transfer, assignment and delivery of the Assets.

4. Assignee hereby accepts the transfer and assignment of the Assets, including, without limitation, the Assumed Contracts and assumes all obligations in connection with such
Assumed Contracts as of the date hereof.

5. This Assignment may be executed in any number of counterparts and all so executed shall constitute one Assignment, binding on the Assignor and Assignee, notwithstanding that the Assignor and Assignee are not signatories to the original or the same counterpart. This Assignment may be executed by facsimile.

6. The provisions of this Assignment are severable. If any article, section, paragraph, provision or clause of this Assignment shall be unenforceable, illegal or invalid, it shall not affect the enforceability, legality or validity of any one or more of the other articles, sections, paragraphs or provisions of this Assignment.

7. This Assignment is deemed to have been entered into and executed in the
Commonwealth of Pennsylvania, and all questions with respect to the construction of this
Assignment and the rights and liabilities of the parties shall be determined in accordance with the provisions of the internal laws of the Commonwealth of Pennsylvania, without regard to conflicts of laws principles.

[Remainder of Page Intentionally Left Blank]

IN WITNESS WHEREOF, the undersigned have caused their duly authorized officers to execute and deliver this Assignment on the day and year first above written.

“Assignor”	Residential Health Care, Inc.,
a New Jersey corporation

By: /s/ Robert J. Finkle
Name: Robert J. Finkle
Title: CFO

“Assignee”	ProxyMed, Inc,
a Florida corporation

By: /s/ John Lettko
Name: John Lettko
Title: Chief Executive Officer

[Signature Page to Assignment and Assumption Agreement]

EXHIBIT 10.53

NON-COMPETITION AND NON-SOLICITATION AGREEMENT

This Non-Competition and Non-Solicitation Agreement (the “Agreement”) is
entered into and effective as of October 10, 2006 (the “Effective Date”), by and between
ProxyMed, Inc. a Florida corporation (“Buyer”), and Harvey Mitgang (“Seller”), a stockholder of National Provider Network, Inc., a Delaware corporation (“NPN”), with respect to the following facts:

A. Pursuant to that certain Purchase Agreement dated October 5, 2006, by and among Buyer, Seller and certain other third parties (the “Purchase Agreement”), Buyer shall acquire all of the outstanding capital stock of NPN (including, without limitation, all such shares owned by Seller), all of the outstanding membership interests of Medical Resource, LLC, together with certain assets of Residential Health Care, Inc.(collectively, the “PPO Business”);

B. Seller will benefit from the transactions contemplated by the Purchase
Agreement;

C. Seller has made business contacts through the business of NPN and is otherwise intimately familiar with, and knowledgeable about, the PPO Business and the Buyer’s cost containments and PPO network service business and confidential information; and

D. Seller acknowledges and agrees that the delivery of this Agreement is a material inducement for Buyer proceeding with and consummating the transactions contemplated by the Purchase Agreement.

NOW, THEREFORE, in consideration of the mutual covenants herein contained, and for other good and valuable consideration, the receipt and sufficiency of which are acknowledged by each signatory hereto, the parties hereto covenant and agree as follows:

1. Definitions. For purposes of this Agreement, the following terms have the meanings specified or referred to in this Section.

1.1. “Buyer Entity” means Buyer or any subsidiary or controlled affiliate of
Buyer.

1.2. “Person” means any individual, corporation (including, by way of example only and without limitation, any non-profit corporation), general or limited partnership, limited liability company, joint venture, estate, trust, association, organization, labor union or other entity or governmental body.

1.3. “Related Person” means (i) with respect to a specified Person that is an individual, each other member of such individual’s Family; and (ii) with respect to a specified
Person other than an individual, any Person that directly or indirectly controls, is directly or indirectly controlled by or is directly or indirectly under common control with such specified
Person. For purposes of this definition, the “Family” of an individual includes the individual, the individual’s spouse and former spouses, any other natural person who is related to the individual or the individual’s spouse within the second degree and any other natural person who resides with such individual.

2. Non-Competition. As a material inducement for Buyer to consummate the transactions contemplated by the Purchase Agreement, Seller agrees that if Buyer is not in default on the obligations contained in the Note (as defined in the Purchase Agreement):

2.1. For a period of eighteen (18) months after the date of this agreement:

(a) Seller will not, directly or indirectly (through Related Persons or otherwise), engage or invest in, own, manage, operate, finance, control or participate in the ownership, management, operation, financing or control of, be employed by a Preferred Provider
Organization (“PPO”).

(b) Seller will not, directly or indirectly (through Related Persons or otherwise), either for himself or any other Person, (i) induce or attempt to induce any employee or consultant of any Buyer Entity to leave the employ of or consultancy with any Buyer Entity;
(ii) in any way interfere with the relationship between any Buyer Entity and any employee or consultant of such Buyer Entity; or (iii) cause or encourage any other Person to do either of the foregoing.

(c) Seller will not directly (in his capacity as an individual or an officer of a corporate entity) or direct any third Person to sell any Stand Alone Group Health
PPO Access (defined below) to, or to enter into any agreement for the sale of Stand Alone Group
Health PPO Access with, any entity that is a party to a Company Material Contract (as that term is defined in the Purchase Agreement), in each case without the prior written consent of the
Buyer. For avoidance of doubt, nothing in this subsection (d) is intended to preclude Seller from selling or offering for sale any products that Seller currently markets and sells. For purposes of this Agreement, “Stand Alone Group Health PPO Access” means group health PPO access that is not bundled with any other product; provided, however, that any group health PPO access that is bundled with another product and such bundled product offering is not a product offering that is offered by Seller to its customers generally, then such bundled group health PPO access shall be deemed Stand Alone Group Health PPO Access for purposes of this Agreement.

2.2. Seller will not, directly or indirectly (through Related Persons or otherwise), either for himself or any other Person, during the Transition Period (as that term is defined in the Purchase Agreement) offer any employment or consulting arrangement to any of the Seller employees that are included in the Employee Lease Agreement.

2.3. In the event of a breach by Seller of any covenant set forth in Section 2.1 above, the term of such covenant will be extended by the period of the duration of such breach.

3. Remedies. If Seller breaches the covenants set for the in Section 3 above, Buyer shall be entitled to the following remedies together with any other remedies Buyer may be entitled to in law or equity: (i) the right to obtain damages from Seller; and (ii) in additional to its right to damages and any other rights it may have, to obtain injunctive or other equitable relief to restrain any breach or threatened breach or otherwise to specifically enforce the provisions of

Section 2 above, it being agreed that money damages alone would be inadequate to compensate
Buyer and would be an inadequate remedy for such breach. The rights and remedies of the parties to this Agreement are cumulative and not alternative.

4. Notices. All notices, consents, waivers and other communications under this
Agreement must be in writing and will be deemed to have been duly given when (i) delivered by hand (with written confirmation of receipt); (ii) sent by facsimile (with written confirmation of receipt); or (iii) when received by the addressee, if sent by a nationally recognized overnight delivery service, return receipt requested, in each case to the appropriate addresses and facsimile numbers set forth below or on the signature pages hereto (or to such other address as a party may designate by notice to the other parties):

If to Buyer:	ProxyMed, Inc., d/b/a MedAvant Health Systems
Attention: General Counsel
1854 Shackleford Court, Ste. 200
Norcross, Georgia 30093-2924
Telephone: (770) 806-9918
Facsimile: (404) 877-3376

with a required copy to:	Foley & Lardner LLP
Attention: Adam Lenain, Esq.
402 W. Broadway, Ste. 2300
San Diego, California 92101
Telephone: (619) 234-6655
Facsimile: (619) 234-3510

If to Seller:	Harvey Mitgang
c/o Residential Health Care, Inc.
203 Floral Vale Blvd._
Yardley, Pennsylvania 19067
Telephone: (215) 860-7444
Facsimile: (215) 860-3709

With a required copy to:	Attention: Robert P. Avolio, Esq.
Crossroads Corporate Center
3150 Brunswick Pike, Ste. 120
Lawrencville, New Jersey 08648
Telephone: (609) 219-1810
Facsimile: (609) 219-1812

5. Governing Law; Jurisdiction. This Agreement will be governed by and construed in accordance with the laws of the United States and the Commonwealth of Pennsylvania,
without references to its conflicts of laws principles. Each party consents to the jurisdiction and venue of the state or federal courts in Bucks County, Pennsylvania, if applicable, in any action, suit, or proceeding arising out of or relating to this Agreement.

6. Waiver. The rights and remedies of the parties to this Agreement are cumulative and not alternative. Neither the failure nor any delay by any party in exercising any right, power or privilege under this Agreement or the documents referred to in this Agreement will operate as a waiver of such right, power or privilege; and no single or partial exercise of any such right, power or privilege will preclude any other or further exercise of such right, power or privilege or the exercise of any other right, power or privilege. To the maximum extent permitted by applicable law, (i) no claim or right arising out of this Agreement or the documents referred to in this Agreement can be discharged by one party, in whole or in part, by a waiver or renunciation of the claim or right unless in writing signed by the other party; (ii) no waiver that may be given by a party will be applicable except in the specific instance for which it is given; and (iii) no notice to or demand on one party will be deemed to be a waiver of any obligation of such party or of the right of the party giving such notice or demand to take further action without notice or demand as provided in this Agreement or the documents referred to in this Agreement.

However, this agreement shall terminate upon the breach by Buyer of any material obligation contained in the Purchase Agreement.

7. Assignment, Successors, No Third-Party Rights and Identity of Parties. Buyer
may assign any of its rights under this Agreement to a Related Person of Buyer, or a successor-
in-interest to Buyer. Seller may not assign or delegate its obligation under this Agreement. This
Agreement will apply to, be binding in all respects upon and inure to the benefit of the successors and permitted assigns of the parties hereto.

Nothing expressed or referred to in this Agreement will be construed to serve to enlarge the scope of, or intent protected by, this Agreement, or give any Person other than the parties to this Agreement any legal or equitable right, remedy or claim under or with respect to this Agreement or any provision of this Agreement. This Agreement and all of its provisions and conditions are for the sole and exclusive benefit of the parties to this Agreement and their permitted successors and assigns.

8. Severability. In the event any provision of this Agreement is found to be unenforceable, invalid or illegal by an arbitrator or court of competent jurisdiction, such provision shall be deemed modified to the extent necessary to allow enforceability of the provision as so limited, it being intended that the parties shall receive the benefit contemplated herein to the fullest extent permitted by law. If a deemed modification is not satisfactory in the judgment of such arbitrator or court, the unenforceable, invalid or illegal provision shall be deemed deleted, and the legality, validity and enforceability of the remaining provisions shall not be affected thereby.

9. Section Headings; Construction. The headings set forth in this Agreement are for convenience only and shall not be used in interpreting this Agreement. This Agreement has been drafted by legal counsel representing Buyer, but Seller has participated in the negotiation of its terms. Furthermore, Seller acknowledges that Seller has had an opportunity to review the
Agreement and has had it reviewed and negotiated by legal counsel acting on his/her behalf, and, therefore, the normal rule of construction to the effect that any ambiguities are to be resolved against the drafting party shall not be employed in the interpretation of this Agreement.

10. Counterparts; Facsimile. This Agreement may be executed in one or more counterparts, all of which when fully executed and delivered by all parties hereto and taken together shall constitute a single agreement, binding against each of the parties. To the maximum extent permitted by law or by any applicable governmental authority, any document may be signed and transmitted by facsimile with the same validity as if it were an ink-signed document. Each signatory below represents and warrants by his or her signature that he or she is duly authorized (on behalf of the respective entity for which such signatory has acted) to execute and deliver this instrument and any other document related to this transaction, thereby fully binding each such respective entity.

11. Expenses. The prevailing party in any proceeding relating to the enforcement or interpretation of this Agreement (the “Proceeding”) may recover from the non-prevailing party all cost, expenses and actual attorney’s fees (including, by way of example only and without limitation, expert witness and other consultants fees and costs) relating to or arising out of (i) the
Proceeding (whether or not the Proceeding proceeds to judgment); and (ii) any post-judgment or post-award Proceeding including, without limitation, one to enforce or collect any judgment or award resulting from the Proceeding. All such judgments and awards shall contain a specific provision for the recovery of all such subsequently incurred costs, expenses and actual attorney’s fees.

12. Entire Agreement. This Agreement (together with the Purchase Agreement and all documents referred to therein) constitutes the entire agreement between the parties with respect to the subject matter of this Agreement and supersedes all prior written and oral agreements and understandings between the parties with respect to the subject matter of this
Agreement. This Agreement may not be amended except by a written agreement executed by the party to be charged with the amendment.

13. Miscellaneous Provisions. The parties hereto agree that the restrictions on competition, solicitation and disclosure in this Agreement are fair, reasonable and necessary for the protection of the interests of Buyer. It is the intention of the parties only to restrict the activities of Seller as necessary to protect the legitimate business interests of Buyer, and nothing contained herein shall be construed to prevent Seller from continuing in business during or after the term of this Agreement in lines of business or geographical areas not subject to this
Agreement. If any restriction set forth in this Agreement is found by any court of competent jurisdiction to be unenforceable because it extends for too long a period of time or over too great a range of activities or in too broad a geographic area, then such court is hereby authorized by the undersigned parties to reform the offending restriction to render it enforceable even if in a modified form.

[Remainder of Page Intentionally Left Blank]

IN WITNESS WHEREOF, the parties have executed and delivered this Non-
Competition and Non-Solicitation Agreement as of the date first written above.

“Buyer”	ProxyMed, Inc., a Florida corporation

By: /s/ John Lettko
Name: John Lettko
Title: Chief Executive Officer

“Seller”	/s/ Harvey Mitgang
Harvey Mitgang

[Signature Page to Non-Competition and Non-Solicitation Agreement]

EXHIBIT 10.54

NON-COMPETITION AND NON-SOLICITATION AGREEMENT

This Non-Competition and Non-Solicitation Agreement (the “Agreement”) is
entered into and effective as of October 10, 2006 (the “Effective Date”), by and between
ProxyMed, Inc. a Florida corporation (“Buyer”), and John Zubak (“Seller”), a stockholder of
National Provider Network, Inc., a Delaware corporation (“NPN”), with respect to the following facts:

A. Pursuant to that certain Purchase Agreement dated October 5, 2006, by and among Buyer, Seller and certain other third parties (the “Purchase Agreement”), Buyer shall acquire all of the outstanding capital stock of NPN (including, without limitation, all such shares owned by Seller), all of the outstanding membership interests of Medical Resource, LLC, together with certain assets of Residential Health Care, Inc.(collectively, the “PPO Business”);

B. Seller will benefit from the transactions contemplated by the Purchase
Agreement;

C. Seller has made business contacts through the business of NPN and is otherwise intimately familiar with, and knowledgeable about, the PPO Business and the Buyer’s cost containments and PPO network service business and confidential information; and

D. Seller acknowledges and agrees that the delivery of this Agreement is a material inducement for Buyer proceeding with and consummating the transactions contemplated by the Purchase Agreement.

NOW, THEREFORE, in consideration of the mutual covenants herein contained, and for other good and valuable consideration, the receipt and sufficiency of which are acknowledged by each signatory hereto, the parties hereto covenant and agree as follows:

1. Definitions. For purposes of this Agreement, the following terms have the meanings specified or referred to in this Section.

1.1. “Buyer Entity” means Buyer or any subsidiary or controlled affiliate of
Buyer.

1.2. “Person” means any individual, corporation (including, by way of example only and without limitation, any non-profit corporation), general or limited partnership, limited liability company, joint venture, estate, trust, association, organization, labor union or other entity or governmental body.

1.3. “Related Person” means (i) with respect to a specified Person that is an individual, each other member of such individual’s Family; and (ii) with respect to a specified
Person other than an individual, any Person that directly or indirectly controls, is directly or indirectly controlled by or is directly or indirectly under common control with such specified
Person. For purposes of this definition, the “Family” of an individual includes the individual, the individual’s spouse and former spouses, any other natural person who is related to the individual or the individual’s spouse within the second degree and any other natural person who resides with such individual.

2. Non-Competition. As a material inducement for Buyer to consummate the transactions contemplated by the Purchase Agreement, Seller agrees that if Buyer is not in default on the obligations contained in the Note (as defined in the Purchase Agreement):

2.1. For a period of eighteen (18) months after the date of this agreement:

(a) Seller will not, directly or indirectly (through Related Persons or otherwise), engage or invest in, own, manage, operate, finance, control or participate in the ownership, management, operation, financing or control of, be employed by a Preferred Provider
Organization (“PPO”).

(b) Seller will not, directly or indirectly (through Related Persons or otherwise), either for himself or any other Person, (i) induce or attempt to induce any employee or consultant of any Buyer Entity to leave the employ of or consultancy with any Buyer Entity;
(ii) in any way interfere with the relationship between any Buyer Entity and any employee or consultant of such Buyer Entity; or (iii) cause or encourage any other Person to do either of the foregoing.

(c) Seller will not directly (in his capacity as an individual or an officer of a corporate entity) or direct any third Person to sell any Stand Alone Group Health
PPO Access (defined below) to, or to enter into any agreement for the sale of Stand Alone Group
Health PPO Access with, any entity that is a party to a Company Material Contract (as that term is defined in the Purchase Agreement), in each case without the prior written consent of the
Buyer. For avoidance of doubt, nothing in this subsection (d) is intended to preclude Seller from selling or offering for sale any products that Seller currently markets and sells. For purposes of this Agreement, “Stand Alone Group Health PPO Access” means group health PPO access that is not bundled with any other product; provided, however, that any group health PPO access that is bundled with another product and such bundled product offering is not a product offering that is offered by Seller to its customers generally, then such bundled group health PPO access shall be deemed Stand Alone Group Health PPO Access for purposes of this Agreement.

2.2. Seller will not, directly or indirectly (through Related Persons or otherwise), either for himself or any other Person, during the Transition Period (as that term is defined in the Purchase Agreement) offer any employment or consulting arrangement to any of the Seller employees that are included in the Employee Lease Agreement.

2.3. In the event of a breach by Seller of any covenant set forth in Section 2.1 above, the term of such covenant will be extended by the period of the duration of such breach.

3. Remedies. If Seller breaches the covenants set for the in Section 3 above, Buyer shall be entitled to the following remedies together with any other remedies Buyer may be entitled to in law or equity: (i) the right to obtain damages from Seller; and (ii) in additional to its right to damages and any other rights it may have, to obtain injunctive or other equitable relief to restrain any breach or threatened breach or otherwise to specifically enforce the provisions of

Section 2 above, it being agreed that money damages alone would be inadequate to compensate
Buyer and would be an inadequate remedy for such breach. The rights and remedies of the parties to this Agreement are cumulative and not alternative.

4. Notices. All notices, consents, waivers and other communications under this
Agreement must be in writing and will be deemed to have been duly given when (i) delivered by hand (with written confirmation of receipt); (ii) sent by facsimile (with written confirmation of receipt); or (iii) when received by the addressee, if sent by a nationally recognized overnight delivery service, return receipt requested, in each case to the appropriate addresses and facsimile numbers set forth below or on the signature pages hereto (or to such other address as a party may designate by notice to the other parties):

If to Buyer:	ProxyMed, Inc., d/b/a MedAvant Health Systems
Attention: General Counsel
1854 Shackleford Court, Ste. 200
Norcross, Georgia 30093-2924
Telephone: (770) 806-9918
Facsimile: (404) 877-3376

with a required copy to:	Foley & Lardner LLP
Attention: Adam Lenain, Esq.
402 W. Broadway, Ste. 2300
San Diego, California 92101
Telephone: (619) 234-6655
Facsimile: (619) 234-3510

If to Seller:	John Zubak
c/o Residential Health Care, Inc.
203 Floral Vale Blvd._
Yardley, Pennsylvania 19067
Telephone: (215) 860-7444
Facsimile: (215) 860-3709

With a required copy to:	Attention: Robert P. Avolio, Esq.
Crossroads Corporate Center
3150 Brunswick Pike, Ste. 120
Lawrencville, New Jersey 08648
Telephone: (609) 219-1810
Facsimile: (609) 219-1812

5. Governing Law; Jurisdiction. This Agreement will be governed by and construed in accordance with the laws of the United States and the Commonwealth of Pennsylvania,
without references to its conflicts of laws principles. Each party consents to the jurisdiction and venue of the state or federal courts in Bucks County, Pennsylvania, if applicable, in any action, suit, or proceeding arising out of or relating to this Agreement.

6. Waiver. The rights and remedies of the parties to this Agreement are cumulative and not alternative. Neither the failure nor any delay by any party in exercising any right, power or privilege under this Agreement or the documents referred to in this Agreement will operate as a waiver of such right, power or privilege; and no single or partial exercise of any such right, power or privilege will preclude any other or further exercise of such right, power or privilege or the exercise of any other right, power or privilege. To the maximum extent permitted by applicable law, (i) no claim or right arising out of this Agreement or the documents referred to in this Agreement can be discharged by one party, in whole or in part, by a waiver or renunciation of the claim or right unless in writing signed by the other party; (ii) no waiver that may be given by a party will be applicable except in the specific instance for which it is given; and (iii) no notice to or demand on one party will be deemed to be a waiver of any obligation of such party or of the right of the party giving such notice or demand to take further action without notice or demand as provided in this Agreement or the documents referred to in this Agreement.

However, this agreement shall terminate upon the breach by Buyer of any material obligation contained in the Purchase Agreement.

7. Assignment, Successors, No Third-Party Rights and Identity of Parties. Buyer
may assign any of its rights under this Agreement to a Related Person of Buyer, or a successor-
in-interest to Buyer. Seller may not assign or delegate its obligation under this Agreement. This
Agreement will apply to, be binding in all respects upon and inure to the benefit of the successors and permitted assigns of the parties hereto.

Nothing expressed or referred to in this Agreement will be construed to serve to enlarge the scope of, or intent protected by, this Agreement, or give any Person other than the parties to this Agreement any legal or equitable right, remedy or claim under or with respect to this Agreement or any provision of this Agreement. This Agreement and all of its provisions and conditions are for the sole and exclusive benefit of the parties to this Agreement and their permitted successors and assigns.

8. Severability. In the event any provision of this Agreement is found to be unenforceable, invalid or illegal by an arbitrator or court of competent jurisdiction, such provision shall be deemed modified to the extent necessary to allow enforceability of the provision as so limited, it being intended that the parties shall receive the benefit contemplated herein to the fullest extent permitted by law. If a deemed modification is not satisfactory in the judgment of such arbitrator or court, the unenforceable, invalid or illegal provision shall be deemed deleted, and the legality, validity and enforceability of the remaining provisions shall not be affected thereby.

9. Section Headings; Construction. The headings set forth in this Agreement are for convenience only and shall not be used in interpreting this Agreement. This Agreement has been drafted by legal counsel representing Buyer, but Seller has participated in the negotiation of its terms. Furthermore, Seller acknowledges that Seller has had an opportunity to review the
Agreement and has had it reviewed and negotiated by legal counsel acting on his/her behalf, and, therefore, the normal rule of construction to the effect that any ambiguities are to be resolved against the drafting party shall not be employed in the interpretation of this Agreement.

10. Counterparts; Facsimile. This Agreement may be executed in one or more counterparts, all of which when fully executed and delivered by all parties hereto and taken together shall constitute a single agreement, binding against each of the parties. To the maximum extent permitted by law or by any applicable governmental authority, any document may be signed and transmitted by facsimile with the same validity as if it were an ink-signed document. Each signatory below represents and warrants by his or her signature that he or she is duly authorized (on behalf of the respective entity for which such signatory has acted) to execute and deliver this instrument and any other document related to this transaction, thereby fully binding each such respective entity.

11. Expenses. The prevailing party in any proceeding relating to the enforcement or interpretation of this Agreement (the “Proceeding”) may recover from the non-prevailing party all cost, expenses and actual attorney’s fees (including, by way of example only and without limitation, expert witness and other consultants fees and costs) relating to or arising out of (i) the
Proceeding (whether or not the Proceeding proceeds to judgment); and (ii) any post-judgment or post-award Proceeding including, without limitation, one to enforce or collect any judgment or award resulting from the Proceeding. All such judgments and awards shall contain a specific provision for the recovery of all such subsequently incurred costs, expenses and actual attorney’s fees.

12. Entire Agreement. This Agreement (together with the Purchase Agreement and all documents referred to therein) constitutes the entire agreement between the parties with respect to the subject matter of this Agreement and supersedes all prior written and oral agreements and understandings between the parties with respect to the subject matter of this
Agreement. This Agreement may not be amended except by a written agreement executed by the party to be charged with the amendment.

13. Miscellaneous Provisions. The parties hereto agree that the restrictions on competition, solicitation and disclosure in this Agreement are fair, reasonable and necessary for the protection of the interests of Buyer. It is the intention of the parties only to restrict the activities of Seller as necessary to protect the legitimate business interests of Buyer, and nothing contained herein shall be construed to prevent Seller from continuing in business during or after the term of this Agreement in lines of business or geographical areas not subject to this
Agreement. If any restriction set forth in this Agreement is found by any court of competent jurisdiction to be unenforceable because it extends for too long a period of time or over too great a range of activities or in too broad a geographic area, then such court is hereby authorized by the undersigned parties to reform the offending restriction to render it enforceable even if in a modified form.

[Remainder of Page Intentionally Left Blank]

IN WITNESS WHEREOF, the parties have executed and delivered this Non-
Competition and Non-Solicitation Agreement as of the date first written above.

“Buyer”	ProxyMed, Inc., a Florida corporation

By: /s/ John Lettko
Name: John Lettko
Title: Chief Executive Officer

“Seller”	/s/ John Zubak
John Zubak

[Signature Page to Non-Competition and Non-Solicitation Agreement]

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
EXCHANGE ACT RULES 13A-14(a) AND 15D-14(a), AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John G. Lettko, Chief Executive Officer of ProxyMed, Inc. , certify that:

          1. I have reviewed this quarterly report on Form 10-Q of ProxyMed, Inc. ;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

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

                    c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                    d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date: November 9, 2006

/s/ JOHN G. LETTKO
John G. Lettko
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
EXCHANGE ACT RULES 13A-14(a) AND 15D-14(a), AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Douglas J. O’Dowd, Chief Financial Officer of ProxyMed, Inc., certify that:

          1. I have reviewed this quarterly report on Form 10-Q of ProxyMed, Inc. ;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

                    c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                    d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date: November 9, 2006

/s/ DOUGLAS J. O’DOWD
Douglas J. O’Dowd
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ProxyMed, Inc. (the “Company”), on Form 10-Q for the period ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John G. Lettko, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John G. Lettko
John G. Lettko
Chief Executive Officer
November 9, 2006

A signed original of this written statement required by Section 906 has been provided to ProxyMed, Inc., and will be retained by ProxyMed, Inc., and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ProxyMed, Inc. (the “Company”), on Form 10-Q for the period ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Douglas J. O’Dowd, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Douglas J. O’Dowd
Douglas J. O’Dowd
Chief Financial Officer
November 9, 2006

A signed original of this written statement required by Section 906 has been provided to ProxyMed, Inc., and will be retained by ProxyMed, Inc., and furnished to the Securities and Exchange Commission or its staff upon request.