Form 10-K
period 2006-12-31
PROXYMED INC /FT LAUDERDALE/
filed 2007-03-15
CIK 906337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File Number 000-22052

PROXYMED, INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida	65-0202059
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1854 Shackleford Court, Suite 200,	30093
Norcross, Georgia	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:
(770) 806-9918
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes     ☐          No     ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes     ☐          No     ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑           No     ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K.     Yes     ☐          No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer     ☐          Accelerated Filer     ☑          Non-Accelerated Filer     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     ☐          No     ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed using $7.26 per share, the closing price of the registrant’s Common Stock on the NASDAQ Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter was $95,905,965.

As of March 9, 2007, 13,210,573 shares of the registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on or about June 1, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

        MedAvant Healthcare Solutions (“MedAvant”) is an information technology company that facilitates the exchange of medical claim and clinical information among doctors, hospitals, medical laboratories, pharmacies and insurance payers. MedAvant also enables the electronic transmission of laboratory results and prescription orders.

        MedAvant is a trade name of ProxyMed, Inc. which was incorporated in 1989 in Florida as a pharmaceutical services company. In December 2005, ProxyMed began doing business under the new operating name, MedAvant Healthcare Solutions, to unite all business units and employees under one brand identity. The new name was one of several results of a strategic analysis completed in the third quarter of 2005 following the acquisition of seven companies between 1997 and 2004. Unless the context otherwise requires, all references to “we,” “our,” “us,” “Company,” “ProxyMed” or “MedAvant” refer to ProxyMed, Inc. , d/b/a MedAvant Healthcare Solutions, and its subsidiaries.

        Whether we’re working with our 450,000 healthcare provider-customers, 42,000 pharmacies, 200 labs or 1,500 insurance payers, our goal is the same: provide the business intelligence necessary to expedite clinical and healthcare transactions. We make the transactions secure, faster, more accurate and more economical by using our processing platform known as PhoenixSM. With this real-time processing system, we provide visibility into an insurance claim’s entire lifecycle, from the time the provider files it to the time the insurance payer reimburses the provider. That information provides data our customers use to improve their business efficiencies. The Phoenix platform is used at less than 40% of capacity, therefore, we can easily scale with future growth.

        Management believes MedAvant is the nation’s fourth largest claims processor and is among the top five independent Preferred Provider Organizations (“PPO”). Management believes we are the largest company that facilitates delivery of laboratory results, and we have several larger competitors in the electronic prescription delivery industry.

Our Values

        A PricewaterhouseCoopers study titled “The Factors Fueling Rising Healthcare Costs 2006,” found that insurance premiums increased 8.8 percent between 2004 and 2005. Nearly half that increase was attributed to Americans accessing the healthcare system more frequently as they grow older, suffer from unhealthy lifestyle challenges such as obesity, and expect new treatments made possible by new technologies.

        More Americans accessing the healthcare system results in more claims to file, more lab reports to transfer, more prescriptions to fill and more claims to pay. All of this increase requires more staff to manage and translate that data into useable information. The U. S. Bureau of Labor Statistics expects the number of people working in medical records and as health information technicians to increase 47 percent between 2002 and 2012. Our services automate these office functions so that fewer people can process the same amount, or more, work.

Terms and Phrases

As used in this report:

  “Claims processor” means a company that receives electronic health insurance claim information from a provider, checks it for accuracy, transfers the data to a payer and returns transaction details to the provider. These companies are sometimes called clearinghouses.
  “Provider” means any person or facility that provides healthcare services. Examples include, but are not limited to, doctors, therapists, hospitals, clinics, medical laboratories and pharmacies.
  “Payer” means an organization that pays medical insurance claims such as insurance companies, Health Maintenance Organizations, self-insured corporations and Taft-Hartley Plans.
  “Preferred Provider Organization” is a network of providers which accept reduced payments for services rendered in return for more patients being directed to them.
  “Transaction” is the electronic transfer of data. Examples from our business include verification of a patient’s insurance, approvals on referrals to other providers, claim submission, claim status inquiry and remittance information from the payer.

Description of Business

        We operate in two reportable segments that are separately managed: Transaction Services and Laboratory Communication Solutions. A description of the segments, their primary services or products and our source of revenue in each follows. For more information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Transaction Services and Products

  Processing claims. The primary tool our customers use to process claims is an electronic connection supplemented by a real-time web portal called myMedAvant, powered by our Phoenix platform. It offers both standard and premium services and other features such as verifying a patient’s insurance, enrolling with payers, tracking a claim’s progress with the payer and retrieving reports from payers. On average, we processed approximately 3/4 million revenue-related transactions per day in 2006. Providers pay for claims processing based on either a flat monthly fee or a per-transaction fee.
  Operating a PPO. Our PPO is called the National Preferred Provider Network (“NPPNTM” or “NPPN”) and is accessed by more than seven million patients, 450,000 physicians, 4,000 acute care facilities and 65,000 ancillary care providers. Services we offer the payer community through NPPN include discounts on fees when a patient uses an out-of-network provider and bill negotiation on non-discounted claims. We generate revenue primarily by charging participating payers a percentage of the savings they receive through NPPN.
  Providing electronic prescription management. MedAvant’s PreScribeTM is a desktop and online application providers use to send new prescriptions and refill requests to more than 42,000 pharmacies across the nation. Providers pay a flat fee, and pharmacy partners pay either a flat monthly fee or a per transaction fee based on transaction types.

Laboratory Communication Solutions and Products

  Printing Technology. Our intelligent printing technology is integrated into printers for labs to purchase and install in physician offices. This allows for the secure transmittal of laboratory reports. Laboratories also purchase support, maintenance and monitoring programs to manage printers that have our integrated technology.
  Pilot. This patent-pending web-enabled device sits in a provider’s office and is used to transfer lab reports in virtually any format to a printer, a personal computer or a hand-held device. It integrates with most Practice Management Systems and usually saves the provider the cost of a dedicated phone line. Labs either purchase Pilot devices with an annual support program or they subscribe to Pilot with a program that includes support services.
  Fleet Management System, (“FMS”). Labs use this online tool to monitor printers in provider offices and receive alerts for routine problems such as a printer being out of paper or having a paper jam. FMS can also be used to monitor printer inventory and schedule regular maintenance. Labs pay a monthly fee per printer to use FMS.

Competitive Challenges

        We face significant competition in each of our segments. Emdeon Corporation and McKesson Corporation, which acquired Per-Se Technologies, Inc., (“Per-Se”) in 2007, are our largest competitors in claims processing. McKesson is also one of our largest customers. They compete on the basis of price and the number of payers which can be accessed through their networks. Larger PPOs and PPOs with broader representations in some geographic areas vie with NPPN. The PPO competition includes MultiPlan, Inc., Beech Street (“Concentra”), and several other players, but the industry is highly fragmented, and mergers and acquisitions routinely change the face of our PPO competition. Other programs for prescription management and laboratory printing contend for our pharmacy and laboratory services.

        See Item 1A, Risk Factors, for more information on competitive challenges and strengths.

Competitive Strengths

We believe we will be successful due primarily to six factors:

  Our technology;
  Our data;
  Our ability to quickly adapt to the marketplace;
  Our expanding direct PPO connections;
  Our independence from payers and providers; and
  Barriers to entry.

        Technology

        The workhorse of our technology is Phoenix, a transaction processing platform using a service-oriented architecture with multiple processing engines. We created Phoenix more than five years ago to handle real-time transactions, as well as the more traditional batch transactions for providers and payers who are not ready for real-time processing of their claim data. Between 1997 and 2006, we acquired nine companies, each with its own technology systems. In 2006, we began moving all transactions to Phoenix to take advantage of its robust capability and dependable output. We currently process all of our transactions on Phoenix.

        While examining our technology processes in 2006, we chose to outsource our PPO operations to ppoONE, a Fiserv Company. We believe this decision has created a variable cost structure for this business and will reduce our hardware, software and processing costs, while allowing us to focus on expanding NPPN and providing superior customer support to our clients.

        Our Data

        Having all our transactions on Phoenix means our data is easily accessed and analyzed. Consequently, we offer total visibility into the claims processing cycle. We provide tools for our customers to customize reports from our data and turn it into useable information. We are seeing an increasing demand for this data, and we are exploring ways to capitalize on the demand. Of course, we continue to maintain all personal health information in a manner that is fully secure and compliant with HIPAA.

        Adaptability

        In 2006, we rolled out a premium service for claims submission and processing. This online service features revenue cycle management tools and is called myMedAvant. This is an example of our ability to react to the market. Another example is Pilot, our patent-pending hardware device used to revolutionize lab report delivery for physician offices. Pilot is used by laboratories to print reports in provider offices and was developed internally as a result of listening to our laboratory customers’ concerns over their ability to print increasingly complicated lab reports with graphs and color charts.

        Expanding Our PPO Direct Connections

        In 2006, we expanded our PPO offerings by acquiring Zeneks, Inc., a Florida company. As a result of acquiring Zeneks, we are now able to help payers negotiate prices on claims that are not discounted through another network. We also expanded our PPO with the purchase of Medical Resource LLC and National Provider Network, Inc., in October 2006. This acquisition increased the number of providers with direct contacts to NPPN and significantly increased NPPN representation in at least six states. Having more direct provider contracts and having better geographic distribution of providers makes our PPO more attractive to payers. While the market for PPO has decreased in recent years with pricing pressures and recent consolidations, we believe that our PPO can expand by increasing the direct provider network offered to payers.

        Independence

        We are independent of payers and vendors. This gives us a unique advantage in this marketplace. MedAvant is not an owner, or subsidiary, of any payer or vendor allowing us to work with any payer or vendor without conflicts of interest. As a result of our independence, providers know our priorities do not favor any specific business partner and it makes us more attractive in the marketplace.

        Barriers to Entry

        We have expended considerable time, effort and expense developing our infrastructure, relationships and the interoperability of our processing operations. The cost and time demands of development and maintenance of connections from both a technical and relationship perspective represent barriers to entry for many would-be competitors. Additionally, certain of our businesses are heavily regulated by various governmental entities, through HIPAA and other strenuous requirements regarding internal controls and various compliance programs, which we believe are further barriers to entry.

Sales and Marketing

        We have a direct sales force and account managers with established relationships in this industry. In addition, we partner with vendors who have contacts throughout the provider and payer communities. Most of our marketing is done through those business relationships. We also exhibit at industry trade shows, advertise in industry publications and market through direct mail, webcasts and our website. We significantly changed our sales and account management staff as well as their compensation programs in late 2006 to address our need to acquire and maintain revenue.

Locations

        Our largest office is in Norcross, Georgia, a suburb of Atlanta. We support our products and services from three other major operational facilities throughout the United States. We operate a secure, third party processing site in Atlanta, Georgia, and a mirrored back-up site in Richardson, Texas.

Legislation and Regulation

        We and our customers are subject to extensive and frequently changing federal and state healthcare laws and regulations. Political, economic and regulatory influences can fundamentally alter the United States’ healthcare industry and, in turn, impact our business in unexpected ways. Potential reform legislation that could impact our business may include:

  Mandated basic healthcare benefits;
  Controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid reimbursement;
  The creation of large insurance purchasing groups;
  Enforcement actions of Federal and State privacy laws;
  Medicare or Medicaid prescription benefit plans;
  State licensing requirements; or
  Patient protection initiatives.

National Provider Identification

        By May 23, 2007, virtually all providers must use a ten-digit National Provider Identification number (“NPI”) as a result of a 2004 mandate in the Federal Register. Some small health plans have until 2008 to comply with this rule. In 2006, we invested considerable staff resources preparing for this because our customers currently use a variety of identification number formats. We have modified many of our formats and processes to accommodate this new single identifier and expect to be fully prepared to use NPIs by this deadline. MedAvant has worked closely with the Workgroup for Electronic Data Interchange (“WEDI”) and other industry groups in their efforts to convince the U.S. Department of Health and Human Services to grant a contingency that would provide more time for providers and payers to become compliant. If a contingency period is not granted, we could experience a disruption in service to our customers if providers do not have their NPIs assigned by the deadline or if payers are not prepared to receive NPIs on their transactions by the deadline.

HIPAA

        The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) was enacted to incrementally implement specified healthcare reforms. HIPAA’s Privacy Rule imposes extensive requirements on healthcare providers, healthcare clearinghouses and health plans. These “Covered Entities” must implement standards to protect and guard against the misuse of individually identifiable health information. Certain functions of ours have been or may be deemed to constitute a clearinghouse as defined by the Privacy Rule. Among other things, the Privacy Rule requires us to adopt written privacy procedures, adopt sufficient and reasonable safeguards and provide employee training with respect to compliance.

        We have been certified as HIPAA compliant by the Electronic Healthcare Network Accreditation Commission. In addition, our transaction processing utilizes Edifecs, one of the industry’s recognized leaders in HIPAA validation processing systems. The privacy regulations are broad in scope, however, and they require constant vigilance for ongoing compliance. We also may be subject to state privacy laws, which may be more stringent than HIPAA in some cases. We are committed to maintaining our compliance with all applicable privacy laws.

        HIPAA also mandates the use of standard transactions for electronic claims and certain other healthcare transactions. The U.S. Department of Health and Human Services published regulations to govern eight of the most common electronic transactions involving health information. As a clearinghouse, we must comply with these regulations.

        HIPAA’s Security Rule imposes standards for the security of electronic protected health information. We have implemented physical, technical and administrative safeguards for the protection of electronic protected health information. The Security Rule also introduced the concept of an addressable implementation standard, which requires ongoing vigilance to ensure that employed safeguards are sufficient given current technology capabilities, threats and reasonable industry expectations. Current internal and external security auditing procedures have addressed both the required and the addressable implementation specifications by conducting risk assessments and implementing appropriate safeguards to mitigate any apparent gaps.

Gramm-Leach-Bliley

        Some of our customers may also be subject to the federal Gramm-Leach-Bliley Act or state laws and regulations implemented pursuant thereto, relating to certain disclosures of nonpublic personal health information and nonpublic personal financial information by insurers and health plans.

Internet Privacy and Regulation

        Regulatory developments related to the Internet may significantly impact our business because we offer a number of Internet-related products. The extent to which consumer protection and privacy laws apply to the Internet is an area of uncertainty, but they may affect our ability to collect, store, use and transmit personal information.

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

Provider Contracting and Claims Regulation

        Some state legislatures have enacted statutes that govern the terms of provider network discount arrangements and/or restrict unauthorized disclosure of such arrangements. Legislatures in other states are considering adoption of similar laws. Although we believe that we operate in a manner consistent with applicable provider contracting laws, there can be no assurance that we will be in compliance with laws or regulations to be promulgated in the future or with new interpretations of existing laws.

        Many of our customers perform services that are governed by numerous other federal and state civil and criminal laws and in recent years have been subject to heightened scrutiny of claims practices, including fraudulent billing and payment practices. Many states also have enacted regulations requiring prompt claims payment. To the extent that our customers’ reliance on any of the services we provide contributes to any alleged violation of these laws or regulations, we could be subject to indemnification claims from our customers or be included as part of an investigation of our customers’ practices. Federal and state consumer laws and regulations may apply to us when we provide claims services and a violation of any of these laws could subject us to fines or penalties.

Licensing Regulation

        We are subject to certain state licensing requirements for the services we provide through NPPN. Some states require our PPO business to formally register and file an annual or one-time accounting of networks and providers with which we contract. Given the rapid evolution of healthcare regulation, it is possible that we will be subject to future licensing requirements in any of the states where we currently perform services, or one or more states may deem our activities to be analogous to those engaged in by other participants in the healthcare industry that are now subject to licensing and other requirements, such as third party administrator or insurance regulations. Moreover, laws governing participants in the healthcare industry are not uniform among states. As a result, we may have to undertake the expense and difficulty of obtaining any required licenses and there is a risk that we would not be able to meet the licensing requirements imposed by a particular state. Additionally, we may have to tailor our products on a state-by-state basis for our customers to be in compliance with applicable state and local laws and regulations.

Summary

        We anticipate that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods, as well as Internet and healthcare privacy legislation and that public debate of these issues will likely continue in the future. Because of uncertainties as to these reform initiatives and their enactment and implementation, we cannot predict which, if any, such reform proposals will be adopted, when they may be adopted or what impact they may have on us.

        While we believe our operations are in material compliance with applicable laws as currently interpreted, the regulatory environment in which we operate may change significantly in the future, which could restrict our existing operations, expansion, financial condition or opportunities for success.

        Additional HIPAA and privacy compliance information can be found on our website at www.medavanthealth.com.

Intellectual Property and Technology

        In large part, our success is dependent on our proprietary information and technology. We rely on a combination of contracts, copyright, trademark and trade secret laws and other measures to protect our proprietary information and technology. We have rights under a number of patent applications filed by us or our acquired entities, in addition to rights under various trademarks and trademark applications. We have acquired a number of copyright registrations covering our various software and proprietary products. As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, distributors, certain vendors and customers, and limit access to and distribution of our software, databases, documentation and other proprietary information. We cannot assure that the steps taken by us will be adequate to deter misappropriation of our proprietary rights or that third parties will not independently develop substantially similar products, services and technology. Although we believe our products, services and technology do not infringe on any proprietary rights of others, as the number of software products available in the market increases and the functions of those products further overlap, we and other software and Internet developers may become increasingly subject to infringement claims. These claims, with or without merit, could result in costly litigation or might require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us.

Employees

        As of February 28, 2007, we employed 336 employees. We are not and never have been a party to any collective bargaining agreements. We consider our relationship with our employees to be good. During the fourth quarter of 2005, we contracted with Administaff, Inc. ("Administaff"). Administaff is a leading professional employer organization serving as a full service human resources department. Our relationship with Administaff has dramatically improved our employee relationships and improved our internal communications.

Available Information

        Our Internet address is www.medavanthealth.com. The website is not part of this report. We make available, free of charge on or through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

ITEM 1A. RISK FACTORS

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS
FINANCIAL CONDITION OR BUSINESS

        As discussed under the caption, “Cautionary Statement Pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” in Item 7, certain statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report that are not related to historical results are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning. Actual results may differ materially from those projected or implied in the forward-looking statements. Subsequent written and oral forward looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this report and in other reports filed by us with the SEC. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

RISKS RELATED TO OUR BUSINESS

General

We incurred net losses in 2004, 2005 and 2006. We may not be able to generate positive earnings in the future and this could have a detrimental effect on the market price of our stock.

        In the last three years, we have incurred substantial losses, including losses of $3.8 million for the fiscal year ended December 31, 2004, $105.3 million for the fiscal year ended December 31, 2005, and $6.6 million in the fiscal year ended December 31, 2006. As of December 31, 2004, December 31, 2005, and December 31, 2006, we had accumulated deficits of $104.1 million, $209.4 million and $216.0 million, respectively. Continued shortfalls could deplete our cash reserves and availability via our credit facility, making it difficult for us to obtain credit at a favorable rate or to continue investing in infrastructure we need to compete in the future. Continued shortfalls may also cause our share price to decline.

Our auditors have issued a going concern opinion. This means we may not be able to achieve our objectives and may have to suspend or cease operations.

        Our independent public accounting firm has issued a going concern opinion as of March 15, 2007, with respect to our consolidated financial statements for the year ended December 31, 2006. If we cannot raise additional capital or generate sufficient revenues, or sufficiently reduce costs, to operate profitably, we may have to suspend or cease operations or significantly dilute our stockholders' equity holdings.

Management changes may disrupt our operations and we may not be able to retain key personnel or replace them when they leave.

        Although we have entered into employment agreements with many of our senior executives, the loss of any of their services could cause our business to suffer. Our success is also dependent upon our ability to hire and retain qualified operations, development and other personnel. Competition for qualified personnel in the healthcare information services industry is intense and we cannot assure that we will be able to hire or retain the personnel necessary for our planned operations.

We have senior and subordinated debt that matures during 2008 and 2010.

        We have senior and subordinated debt in the aggregate principal amount of $29.6 million that matures through 2010, of which $15.1 million is due by December 2008. We currently do not have the resources to repay this debt in full. If we are unable to obtain additional funding to repay or refinance our senior and subordinated debt prior to maturity, the lenders could foreclose and take certain other action against us. The effect on our operations and stock price could be significantly negative and we may be unable to continue as a going concern. Laurus Master Fund, Ltd. (“Laurus”), our largest lender, has the subjective and unilateral ability to call our debt. Such an event would negatively impact our ability to operate as a solvent and on-going concern.

Our insurance coverage may not be adequate.

        We have purchased directors’ and officers’, casualty, property and general liability coverage which management believes is adequate for our requirements. However, should we incur a loss that exceeds our coverage, it could negatively impact our results of operations and cash flows.

An inability to maintain effective internal controls over financial reporting, as required by the Sarbanes-Oxley Act of 2002, could have an adverse impact on our stock price.

        Our certification that we have sufficient internal controls in place today is no guarantee that we will maintain those controls in the future or that those controls will be effective in ensuring the accuracy of our financial reports. An inability to maintain effective controls or our receiving an adverse or qualified opinion on the effectiveness of our internal controls from our independent registered public accounting firm could have a negative impact on our stock price.

Transaction Services Segment

Changes that reduce payer compensation for electronic claims may reduce our revenue and margins.

        Over the last few years, some payers have reduced their rebate rate paid to companies which process claims, and some have elected to stop offering rebates. If this trend continues, we will be forced to shift the cost of these claims from the payers to the submitting providers. If we are not successful in shifting this revenue burden to our submitting providers, our revenue will be reduced.

As electronic transaction processing penetrates the healthcare industry more extensively, we will face increasing pressure to reduce our prices which may cause us to no longer be competitive as a result of potential declining margins.

        As electronic transaction processing extensively penetrates the healthcare market and/or becomes highly standardized, competition among electronic transaction processors will focus increasingly on pricing. This competition is putting intense pressure on us to reduce our pricing in order to retain market share. If we are unable to reduce our costs sufficiently to offset declines in our prices, or if we are unable to introduce new, innovative service offerings with higher margins, our results of operations could decline.

Consolidation in the healthcare industry may give our customers greater bargaining power and cause us to reduce our prices.

        Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, competition to provide products and services such as those we provide will become more intense and the importance of establishing and maintaining relationships with key industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our products and services. If we are forced to reduce prices, revenues and cash flows could decrease.

Our business will suffer if we are unable to successfully integrate future acquired IT platforms or if our existing Phoenix platform becomes unstable or unable to accommodate our clients’ requirements.

        As we make future acquisitions, our business will be dependent on the successful consolidation of those acquired platforms with our current systems. If there is significant disruption to our customers, our business or our operations could be harmed. Additionally, if our Phoenix platform, the backbone of our transaction processing business, becomes unstable or does not provide satisfactory outcomes to a significant number of clients, our business and our operations will be harmed.

Our business and future success may depend on our ability to cross-sell our products and services.

        Our ability to generate revenue and growth partly depends on our ability to cross-sell our products and services to our existing customers and new customers resulting from acquisitions. Our ability to successfully cross-sell our products and services is one of the most significant factors influencing our growth. We may not be successful in cross-selling our products and services and our failure in this area would likely have an adverse effect on our business.

We depend on electronic connections to insurance companies and other payers, and if we lose these electronic connections, our service offerings would be limited and less desirable to healthcare providers.

        Our business depends upon a substantial number of payers, such as insurance companies, Medicare and Medicaid agencies, to which we have electronic connections. These connections may either be made directly or through a clearinghouse. We may not be able to maintain our links with all these payers on terms satisfactory to us. In addition, we cannot assure that we will be able to develop new connections, either directly or through clearinghouses, on satisfactory terms. Lastly, some third-party payers provide systems directly to healthcare providers, bypassing us and other third-party processors. Our failure to maintain existing connections with payers and clearinghouses or to develop new connections as circumstances warrant, or an increase in the utilization of direct links between providers and payers, could cause our electronic transaction processing system to be less desirable to healthcare participants, thus slowing down or reducing the number of transactions that we process and for which we are paid.

We have important business relationships with other companies to market and sell some of our clinical and financial products and services. If these companies terminate their relationships with us, or are less successful in the future, we will need to add this emphasis internally, which may divert our efforts and resources from other projects.

        For the marketing and sale of some of our products and services, we entered into important business relationships with physician office management information system vendors, with electronic medical record vendors and with other distribution partners. These business relationships, which have required and may continue to require significant commitments of effort and resources, are an important part of our distribution strategy and generate substantial recurring revenue. Most of these relationships are on a non-exclusive basis. We may not be able to continue our relationships with our electronic commerce partners and other strategic partners, most of whom have significantly greater financial and marketing resources than we do. Also, our arrangements with some of our partners involve negotiated payments to the partners based on percentages of revenues generated by the partners. If the payments prove to be too high, we may be unable to realize acceptable margins, but if the payments prove to be too low, the partners may not be motivated to produce a sufficient volume of revenues. The success of our important business relationships will depend in part upon our partners’ own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed and marketed by such partners. If any such partners are unsuccessful in marketing our products, we will need to place added emphasis on these aspects of our business internally, which may divert our planned efforts and resources from other projects.

A significant amount of the revenues in our Transaction Services segment is from one customer. Loss of this relationship may adversely affect our profitability.

        For the years ended December 31, 2006, 2005 and 2004, approximately 6%, 6% and 8%, respectively, of consolidated revenues and 7%, 10% and 10%, respectively, of transaction services revenue were from Per-Se Technologies.

The adoption of electronic processing of clinical transactions in the healthcare industry is proceeding slowly; thus, the future of our business could be uncertain and this may have an adverse impact on our operations.

        Our strategy anticipates that electronic processing of clinical healthcare transactions, including transactions involving prescriptions and laboratory results, will become more widespread and that providers and third-party institutions increasingly will use electronic transaction processing networks for the processing and transmission of data. The rate at which providers adopt the use of electronic transmission of clinical healthcare transactions (and, in particular, the use of the Internet to transmit them) continues to be slow and the continued or accelerated conversion from paper-

based transaction processing to electronic transaction processing in the healthcare industry, using proprietary healthcare management systems or the Internet, may not occur.

An error by us in the process of providing clinical connectivity or transmitting prescription and laboratory data could result in substantial injury to a patient, and our liability insurance may not be adequate in a catastrophic situation, adversely impacting our business or operations.

        Our business exposes us to potential liability risks that are, unavoidably, part of the healthcare electronic transaction processing industry. Since some of our products and services relate to the prescribing and refilling of drugs and the transmission of medical laboratory results, an error by any party in the process could result in substantial injury to a patient. As a result, our liability risks are significant.

        Our insurance may be insufficient to cover potential claims arising out of our current or future operations, and sufficient coverage may not be available in the future at a reasonable cost. A partially or completely uninsured claim against us, if successful and of sufficient magnitude could have significant adverse financial consequences. Our inability to obtain insurance of the type and in the amounts required could generally impair our ability to market our products and services.

Our businesses have many competitors.

        We face competition from many healthcare information systems companies and other technology companies. Many of our competitors are significantly larger, have greater financial resources than we do and have established reputations for success in implementing healthcare electronic transaction processing systems. Other companies have targeted this industry for growth, including the development of new technologies utilizing Internet-based systems. We may not be able to compete successfully with these companies and these or other competitors may commercialize products, services or technologies that render our products, services or technologies obsolete or less marketable.

Our PPO and provider arrangements provide no guarantee of long-term relationships.

        The majority of our contracts with PPOs and providers can be terminated without cause, generally on 90 days’ notice. For our Transaction Services business, the loss of any one provider may not be material, but if large numbers of providers chose to terminate their contracts, our revenues and operating results could be materially adversely affected. The termination of any PPO contract would render us unable to provide our customers with network access to that PPO, and, therefore, would adversely affect our ability to reprice claims and derive revenues. Furthermore, we rely on our participating PPOs and provider groups to ensure participation by their providers. Our PPO contracts generally do not provide us with direct recourse against a participating provider that chooses not to honor its obligation to provide a discount, or chooses to discontinue its participation in NPPN. Termination of provider contracts or other changes in the manner in which these parties conduct their business could negatively affect our ability to provide services to our customers.

Some providers have historically been reluctant to participate in secondary networks.

        Our percentage of savings business model sometimes allows a payer to utilize our network discounts in circumstances where NPPN is not the payer’s primary network. In these circumstances, NPPN participating providers are not traditionally given the same assurances of patient flow that they receive when they are part of a primary network. Historically, some providers have been reluctant to participate in network arrangements that do not provide a high degree of visibility to patients. Although the steerage provided by our payers as a whole, and the speed and efficiency with which we provide claims repricing services makes NPPN affiliation an attractive option for providers, our business model could discourage providers from commencing or maintaining an affiliation with NPPN.

Payers are requiring PPOs to have more direct access to provider networks.

        Over the past few years, payers have shifted more of their business to PPOs that have a higher percentage of direct contracts with their provider network as opposed to using other PPOs to access the same provider network. Our inability to directly recruit new providers or our inability to acquire another PPO in order to increase our direct connectivity to providers could harm our ability to sell our PPO access to new Payers. Additionally, our existing Payers could decide to move their business to another PPO with more direct provider connectivity and our results of operations could decline.

Our PPO accounts receivable are subject to adjustment.

        We generally record revenue for our services when the services are performed, less amounts reserved for claim reversals and bad debts. The estimates for claim reversals and bad debts are based on judgment and historical experience. Many of the claims are not fully adjudicated for over 90 days. Although we have not experienced this, to the extent that actual claim reversals and bad debts associated with our business exceed the amounts reserved, such difference could have a material adverse impact on our results of operations and cash flows.

Laboratory Communication Services Segment:

Our Laboratory Communication Services Segment has a high customer concentration.

        For the years ended December 31, 2006 and 2005 and 2004, approximately 8%, 7% and 9% of consolidated revenues, and 45%, 50% and 45% of Laboratory Communication segment revenues, respectively were from a single customer for the sale, lease, and service of communication devices. The potential loss of this customer would materially affect the Company’s Laboratory Communication Services’ operating results.

RISKS RELATED TO ACQUISITIONS

Our business will suffer if we fail to successfully integrate the customers, products and technology of companies we acquire into our business.

        We have undertaken several acquisitions in the past few years as part of a strategy to expand our business, and we may continue in the future to acquire businesses, assets, services, products and technologies from other persons or entities. The anticipated efficiencies and other benefits to be derived from future acquisitions may not be realized if we are unable to successfully integrate the acquired businesses into our operations, including customers, personnel, product lines and technology. We are in the process of integrating the customers, products, and technology of our acquisition of Medical Resources, LLC into our operations. We may not be able to successfully integrate any future acquired businesses into our operations. Integration of acquired businesses can be expensive, time consuming and may strain our resources. Integration may divert management’s focus and attention from other business concerns and expose us to unforeseen liabilities and risks. We may also lose key employees, strategic partners and customers as a result of our inability to successfully integrate in a timely manner or as a result of relationships the acquired businesses may have with our competitors or the competitors of our customers and strategic partners. Some challenges we face in successfully integrating future acquired businesses into our operations include:

  conflicts or potential conflicts with customers, suppliers and strategic partners;
  integration of platforms, product lines, networks and other technology;
  migration of new customers and products to our existing network;
  ability to cross-sell products and services to our new and existing customer base;
  retention of key personnel;
  consolidation of accounting and administrative systems and functions;
  coordinating new product and process development;
  increasing the scope, geographic diversity and complexity of operations;
  difficulties in consolidating facilities and transferring processes and know-how; and
  other difficulties in the assimilation of acquired operations, technologies or products.

Businesses we acquire may have undisclosed liabilities or contingent liabilities that are indeterminable and which may have a negative impact on our results of operations and require unanticipated expense.

        In pursuing our acquisition strategy, our investigations of the acquisition candidates may fail to discover certain undisclosed liabilities of the acquisition candidates or may determine that certain contingent liabilities are indeterminable. If we acquire a company having undisclosed liabilities, as a successor owner, we may be responsible for such undisclosed liabilities. If we acquire a company with liabilities that are indeterminable at the time of the acquisition, we may be required to make subsequent payments that could have a material adverse effect on our business. Furthermore, the introduction of new products and services from acquired companies may have a greater risk of undetected or unknown errors, “bugs” or liabilities than our historic products.

We may lose customers as a result of acquisitions which may have an adverse impact on our business or operations.

        Acquisitions may cause disruptions in our business or the business of the acquired company, which could have material adverse effects on our business and operations. In addition, our customers, licensors and other business partners, in response to an acquisition or merger, may adversely change or terminate their relationships with us, leading to a material adverse effect on us. Certain of our current or potential customers may cancel or defer requests for our services. In addition, our customers may expect preferential pricing as a result of an acquisition or merger. An acquisition or merger may also adversely affect our ability to attract new customers and may have an adverse impact on our business or operations.

RISKS RELATED TO OUR INDUSTRY

Government regulation and new legislation may have a negative impact on our business and results of operations.

        The healthcare industry is highly regulated and is subject to extensive and frequently changing federal and state healthcare laws. Several state and federal laws, including without limitation, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), govern the collection, dissemination, use and confidentiality of patient healthcare information. The privacy regulations, in particular, are broad in scope, and will require constant vigilance for ongoing compliance. We cannot guarantee that we will be in compliance in the future.

        HIPAA also mandates the use of standard transactions, standard provider identifiers, security requirements and other provisions for electronic healthcare claims transactions. Approximately 40% of our inbound transactions from our provider customers are received in a legacy format and are translated, by us, on behalf of these customers.

        Our contracts with our customers, strategic partners, providers, payers and other healthcare entities mandate, or will mandate, that our products and services be HIPAA compliant. If our products and services are not in compliance with HIPAA or any other alternative guidelines issued by the CMS on an ongoing basis, our customers, strategic partners and other healthcare providers with whom we contract may terminate their contracts with us or sue us for breach of contract Additionally, our revenues may be reduced as some of our non-compliant payer partners may be forced to accept paper based transactions for which we may not be the recipient for processing. We may be subject to penalties for non-compliance by federal and state governments, and patients who believe that their confidential health information has been misused or improperly disclosed may have certain causes of actions under applicable state privacy or HIPAA-like laws against us, our partners or customers.

        We, and all companies, are responsible for collecting and sending NPI numbers in compliance with the Federal Register mandate by May 23, 2007. We may not be able to maintain compliance with HIPAA standards for transaction formats, provider identifiers and security. Any failure to be in compliance could result in regulatory penalties assessed against us, weaken demand for our affected services and may have an adverse impact on our business and operations.

There are a significant number of state initiatives regarding healthcare services. If we are unable to comply with the standards set by the states in which we operate, we, or our operations, could be harmed.

        In our Transaction Services segment, we contract with multiple PPO networks. These PPO networks are typically governed by the laws and regulations of the states in which they operate, in addition to federal Employee Retirement Income Security Act (“ERISA”) legislation. Over the last few years, a number of states have been actively changing their laws and regulations governing PPOs and this trend may continue. It is difficult to determine when ERISA preemption of state PPO law applies. Our failure to comply with existing state laws or any new laws in the future could jeopardize our ability to continue business in the affected states, thereby reducing our revenues. In addition, compliance with additional regulation could be expensive and negatively impact our operating results.

We are dependent on the growth of the Internet and electronic healthcare information markets.

        Many of our products and services are geared toward the Internet and electronic healthcare information markets. The perceived difficulty of securely transmitting confidential information has been a significant barrier to conducting e-commerce and engaging in sensitive communications over the Internet. Our strategy relies, in part, on the use of the

Internet to transmit confidential information. Any well-publicized compromise of Internet security may deter providers from using the Internet to conduct transactions that involve transmitting confidential healthcare information and this may result in significantly lower revenues and operating results.

RISKS RELATED TO OUR TECHNOLOGY

Evolving industry standards and rapid technological changes could result in our products becoming obsolete or no longer in demand.

        Rapidly changing technology, evolving industry standards and the frequent introduction of new and enhanced Internet-based services characterize the market for our products and services. Our success will depend upon our ability to enhance our existing services, introduce new products and services on a timely and cost-effective basis to meet evolving customer requirements, achieve market acceptance for new products or services and respond to emerging industry standards and other technological changes. We may not be able to respond effectively to technological changes or new industry standards. Moreover, other companies may develop competitive products or services that may cause our products and services to become obsolete or no longer be in demand.

We depend on uninterrupted computer access for our customers. Any prolonged interruptions in operations could cause customers to seek alternative providers of our services.

        Our success is dependent on our ability to deliver high-quality, uninterrupted computer networking and hosting, requiring us to protect our computer equipment and the information stored on servers against damage by fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion and other catastrophic events.

        We operate production networks in our Norcross, Georgia; Santa Ana, California; and Middletown, New York, facilities. Any damage or failure resulting in prolonged interruptions in our operations could cause our customers to seek alternative providers of our services. In particular, a system failure, if prolonged, could result in lost revenues, loss of customers and damage to our reputation, any of which could cause our business to materially suffer. While we carry property and business interruption insurance to cover operations, the coverage may not be adequate to compensate us for losses that may occur.

Computer network systems like ours could suffer security and privacy breaches that could harm our customers and us.

        We currently operate servers and maintain connectivity from multiple facilities. Our infrastructure may be vulnerable to computer viruses, break-ins and similar disruptive problems caused by customers or others. Computer viruses, break-ins or other security problems could lead to interruption, delays or cessation in service to our customers. These problems could also potentially jeopardize the security of confidential information stored in the computer systems of our customers, which may deter potential customers from doing business with us and give rise to possible liability to users whose security or privacy has been infringed. The security and privacy concerns of existing and potential customers may inhibit the growth of the healthcare information services industry, in general, and our customer base and business, in particular. A significant security breach could result in loss of customers, loss of revenues, damage to our reputation, direct damages, costs of repair and detection and other unplanned expenses. While we carry professional liability insurance to cover such breaches, the coverage may not be adequate to compensate us for losses that may occur.

The protection of our intellectual property requires substantial resources.

        We rely largely on our own security systems and confidentiality procedures and nondisclosure agreements with employees, customers and certain vendors to maintain the confidentiality and security of our proprietary information, including our trade secrets and internally developed computer applications. If third parties gain unauthorized access to our information systems, or if anyone misappropriates our proprietary information, this may have a material adverse effect on our business and results of operations. We are in the process of acquiring patent protection for our Phoenix technology and other proprietary technology; however, we have not traditionally sought patent protection for our technology. Trade-secret laws offer limited protection against third party development of competitive products or services. Because we lack the protection of registered copyrights for our internally-developed software and software applications, we may be vulnerable to misappropriation of our proprietary technology by third parties or competitors. The failure to adequately protect our technology could adversely affect our business.

We may be subject to infringement claims.

        As our competitors’ healthcare information systems increase in complexity and overall capabilities, and the functionality of these systems further overlap, we could be subject to claims that our technology infringes on the proprietary rights of third parties. These claims, even if without merit, could subject us to costly litigation and could require the resources, time and attention of our technical, legal and management personnel to defend. The failure to develop non-infringing technology or trade names, or the failure to obtain a license on commercially reasonable terms, could adversely affect our operations and revenues.

If our ability to expand our network infrastructure is constrained, we could lose customers, and that loss could adversely affect our operating results.

        We must continue to expand and adapt our network and technology infrastructure to accommodate additional users, increased transaction volumes and changing customer requirements. We may not be able to accurately project the rate or timing of increases, if any, in the volume of transactions we process, reprice or otherwise service or be able to expand and upgrade our systems and infrastructure to accommodate such increases. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers’ changing needs on a timely basis, at a commercially reasonable cost or at all. Our current information systems, procedures and controls may not continue to support our operations while maintaining acceptable overall performance and may hinder our ability to exploit the market for healthcare applications and services. Service lapses could cause our users to switch to the services of our competitors.

RISKS RELATED TO OUR STOCK

We may issue additional shares that could adversely affect the market price of our Common Stock.

        We currently have 16,789,427 shares of authorized but unissued Common Stock and 1,998,000 shares of authorized but unissued Preferred Stock. Certain events over which our shareholders have no control could result in the issuance of additional shares of our Common Stock which would dilute our shareholders’ ownership percentage in us and could adversely affect the market price of our Common Stock. We may issue additional shares of Common Stock or Preferred Stock for many reasons including:

  raising additional capital or financing acquisitions;
  exercise, conversion, or exchange of outstanding options, warrants and shares of convertible preferred stock;
  in lieu of cash payment of dividends; or
  our articles of incorporation, as amended, authorize the issuance of up to 30,000,000 shares of Common Stock and 2,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors.

        Pursuant to our articles of incorporation, as amended, we may issue shares of our Common and Preferred Stock in the future that will dilute our existing shareholders without prior notice or approval of our shareholders. Additionally, our board of directors does not intend to solicit further approval from our shareholders prior to designating the rights, preferences or privileges of any such preferred stock, including, without limitation, rights as to dividends, conversion, voting, liquidation preference or redemption, which in each case may be superior to the rights of our Common Stock. The rights of the holders of any of our Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of our Preferred Stock could have the effect of discouraging, delaying or preventing a change of control and preventing holders of our Common Stock from realizing a premium on their shares.

The trading price of our Common Stock may be volatile.

        The stock market, including the NASDAQ Stock Market, on which the shares of our Common Stock are listed, has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market price of our Common Stock, as with many emerging healthcare and technology companies, is likely to be volatile and could continue to be susceptible to wide price fluctuations due to a number of internal and external factors, many of which are beyond our control, including:

  quarterly variations in operating results and overall financial condition;
  economic and political developments affecting the economy as a whole;

  our largest holder liquidating their position would likely serve to compress our share price;
  short-selling programs;
  the stock market’s perception of the healthcare technology industry as a whole;
  changes in earnings estimates by analysts;
  additions or departures of key personnel; and
  sales of substantial numbers of shares of our Common Stock, or securities convertible into or exercisable for our Common Stock.

We do not plan on declaring or paying dividends on our Common Stock.

        We have never declared or paid a dividend on our Common Stock, nor do we have any plans to do so in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None

ITEM 2. PROPERTIES

Properties

        Our significant offices are located as follows:

Business Segment	Location (1)	Description
Transaction Services	Norcross, Georgia	Corporate headquarters/operations office/data center
	Santa Ana, California	Operations office/data center
	Middletown, New York	Operations office/data center
	Plantation, Florida	Operations office
	Tampa, Florida	Operations office

Laboratory Communication Solutions	Jeffersonville, Indiana	Operations office/warehouse

(1) All locations are leased from third parties.

        We also maintain portions of our Phoenix network at a secure, third-party co-location center in Atlanta, Georgia. In addition, we have a mirrored data center in Richardson, Texas, with disaster recovery capability. Our leases and subleases generally contain renewal options and require us to pay base rent, plus property taxes, maintenance and insurance. We consider our present facilities adequate for our operations.

ITEM 3. LEGAL PROCEEDINGS

        We were named as a defendant in an action filed in December 2005, in the Eastern District of Wisconsin by Metavante Corporation, (“Metavante”). Metavante claimed that our use of the name “MedAvant” and the logo in connection with healthcare transaction processing infringed trademark rights allegedly held by Metavante. Metavante sought unspecified compensatory damages and injunctive relief. The District Court issued a Decision and Order denying Metavante’s motion for a preliminary injunction. On October 27, 2006, Metavante Corporation and MedAvant entered into a Settlement and Release Agreement, the terms of which did not have a material adverse effect on our business or financial condition.

        We were named as a defendant in an action filed in July 2006, in the United States District Court of New Jersey by MedAvante, Inc., (“MedAvante”). MedAvante claimed that our use of the names “MedAvant” and “MedAvant Healthcare Solutions” infringed trademark rights allegedly held by MedAvante. MedAvante sought unspecified compensatory damages and injunctive relief. On February 12, 2007, the District Court issued a settlement order. The specific terms of the proposed Settlement and Release Agreement are currently being negotiated, but the total value of the settlement is expected to be approximately $1.3 million, of which $1.0 million will be covered by insurance proceeds. The Company has accrued a preliminary estimate of $0.3 million (net of expected insurance proceeds) based upon these negotiations.

        From time to time, we are a party to other legal proceedings in the course of our business. We, however, do not expect such other legal proceedings to have a material adverse effect on our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Stock trades on the national NASDAQ Stock Market under the symbol “PILL.” The following table sets forth the high and low sale prices of our Common Stock for the periods indicated.

2006:
First Quarter	$7.50	$3.71
Second Quarter	$8.36	$6.26
Third Quarter	$7.30	$4.00
Fourth Quarter	$6.00	$3.88

2005:
First Quarter	$10.74	$7.81
Second Quarter	$8.69	$5.75
Third Quarter	$7.97	$5.01
Fourth Quarter	$5.34	$3.42

        On March 9, 2007, the last reported sale price of our Common Stock was $5.01 per share. As of March 9, 2007, we estimate that there were approximately 344 registered holders of record of our Common Stock. We believe that, in addition, there are beneficial owners of our Common Stock where shares are held in “street name,” and consequently we are unable to determine the actual number of beneficial holders of our Common Stock. Below is our share’s performance graph, displaying the past five years’ share’s relative performance. The corporations included in the Peer Group were Allscripts Healthcare Solutions, Emdeon Corp., Per-Se and Trizetto Group, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MedAvant Healthcare Solutions, The NASDAQ Composite Index
And A Peer Group

        We have never paid any dividends on our Common Stock; however, in prior years, we have paid dividends on our Series B and Series C Preferred Stock in cash and/or in shares of our Common Stock pursuant to the terms of the Articles of Incorporation, as amended. We intend to retain any earnings for use in our operations and the expansion of our business and do not anticipate paying any dividends on the common or preferred stock in the foreseeable future. The payment of dividends on our common stock is restricted by our debt agreements. Any future decision with respect to dividends on common stock will depend on future earnings, future capital needs and our operating and financial condition, among other factors.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth information as of December 31, 2006, related to our equity compensation plans (including the potential effect of debt instruments convertible into Common Stock) in effect as of that date.

			Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights

Plan Category	(a)	(b)	(c)

Equity Compensation Plans approved by security holders	1,769,917	$8.67	814,566
Equity Compensation Plans not approved by security holder	26,687	82.15	—

Total	1,769,604	$9.76	814,566

(1) The description of the material terms of the non-plan issuances of equity instruments is discussed in Note 11 of the accompanying consolidated financial statements.

Recent Sales of Unregistered Securities

        NONE.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial information for MedAvant as of and for each of the five years in the period ended December 31, 2006, and has been derived from our audited consolidated financial statements.

        The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes.

		Year Ended December 31,
		2006 (1)	2005	2004 (2)	2003 (3)	2002

	(In thousands except for share and per share amounts)
	STATEMENT OF OPERATIONS DATA:
	Net revenues	$ 65,462	$ 77,519	$ 90,246	$ 71,556	$ 50,182
	Operating loss	(3,370)	(103,177)	(1,974)	(3,642)	(1,340)
	Loss from continuing operations	(6,610)	(105,294)	(3,800)	(5,000)	(1,950)
	Net loss applicable to common shareholders	(6,610)	(105,294)	(3,800)	(5,000)	(1,338)

	PER SHARE DATA:
	Basic and diluted net loss per share of common stock:
	Loss from continuing operations	($ 0.50)	($ 8.29)	($ 0.33)	($ 0.74)	($ 0.21)
	Net loss	($ 0.50)	($ 8.29)	($ 0.33)	($ 0.74)	($ 0.21)
	Basic and diluted weighted average common shares outstanding	13,207,789	12,707,695	11,617,601	6,783,742	6,396,893

	DIVIDEND DATA:
	Dividends on non-cumulative preferred stock	-	-	-	-	-

		December 31,
		2006	2005	2004	2003	2002

	BALANCE SHEET DATA:
	Working capital (deficiency)	($ 7,636)	$ 15	($ 1,664)	$ 10,512	$ 8,749
	Convertible notes	13,137	13,137	13,137	13,137	13,400
	Other long-term obligations	6,171	5,898	1,069	3,518	2,581
	Total assets	72,240	75,641	184,403	73,130	88,704
	Stockholders’ equity	27,424	32,904	135,082	45,778	50,735

(1)		includes operations of Zeneks, from February, 14, 2006, and Medical Resources, LLC from October 10, 2006
(2)	includes operations of PlanVista from March 2, 2004
(3)	includes operations of MedUnite from January 1, 2003

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to our consolidated financial statements and notes thereto, included in Part II of this Form 10-K, and to provide an understanding of our consolidated results of operations, financial condition and changes in financial condition. Our MD&A is organized as follows:

  Business Description
  Key Indicators of Financial Condition
  Industry Trends and Financial Strategies
  Application of Critical Accounting Policies and Estimates
  Results of Operations
  Liquidity, Capital Resources and Financial Position
  Accounting Matters
  Forward-Looking Statements

Business Description

        MedAvant is an information technology company that facilitates the exchange of medical claim information among doctors, hospitals, medical laboratories, pharmacies, and insurance payers. MedAvant also enables the electronic transmission of laboratory results and prescription orders. With MedAvant, the transactions are secure, faster, more accurate, and more economical.

        We operate two separately managed reportable segments: Transaction Services and Laboratory Communications. A description of these segments, their primary services and our source of revenue, in each, are:

Transaction Services

  Processing claims. The primary tool our customers use to process claims is a real-time web portal called myMedAvant, powered by our Phoenix platform. It offers standard and premium services with features such as verifying a patient’s insurance, enrolling with payers, tracking a claim’s progress with the payer and retrieving reports from payers. On average, we processed approximately 3/4 million revenue-related transactions a day in 2006. Providers pay for claims processing based on either a flat monthly fee or a per-transaction fee.
  Operating a PPO. Our PPO is called the National Preferred Provider Network (“NPPNTM” or “NPPN”) and is accessed by more than seven million patients, 450,000 physicians, 4,000 acute care facilities and 65,000 ancillary care providers. We generate revenue primarily by charging participating payers a percentage of the savings they receive through NPPN. Because we operate a PPO, we can offer payers discounts on claims when a patient uses an out-of-network provider and we can negotiate non-discounted claims for payers.
  Providing electronic prescription management. MedAvant’s PreScribeTM is a desktop and online application providers use to send new prescriptions and refill requests to more than 42,000 pharmacies across the nation. Providers pay a flat fee monthly, and pharmacy partners pay either a flat monthly fee or a per transaction fee based on transaction types.

Laboratory Communications

  Printing Technology. Our intelligent printing technology is integrated into printers for labs to purchase and install in physician offices. This allows for the secure transmittal of laboratory reports. Laboratories also purchase support, maintenance and monitoring programs to manage printers that have our integrated technology.
  Pilot. This patent-pending, web-enabled device sits in a provider’s office and is used to transfer lab reports in virtually any format to a printer, a personal computer or a hand-held device. It integrates with most Practice Management Systems and usually saves the provider the cost of a dedicated phone line. Labs either purchase Pilot devices with an annual support program or they subscribe to Pilot with a program that includes support services.
  Fleet Management System, (“FMS”). Labs use this online tool to monitor printers in provider offices and receive alerts for routine problems such as a printer being out of paper or having a paper jam. FMS can also be used to monitor printer inventory and schedule regular maintenance. Labs pay a monthly fee per printer to use FMS.

Key Indicators of Financial Condition

        In the Fall of 2005, the current management team began improving efficiencies by reducing staff, renegotiating vendor contracts, eliminating unprofitable non-core products, and closing smaller offices. The drive for efficiency continued through 2006 and consequently, gross profit is a key indicator of our financial condition. By focusing in 2006 on achieving greater efficiencies and building the foundation for future opportunities and strategies, MedAvant was able to see significant improvement in its gross profit.

        To that end, we hit an important technology milestone in 2006 by moving all transactions to the Phoenix platform and setting the stage for greater operating margins now and in the future. Because of its scalability, we can easily multiply our current transaction volume without many additional resources. Additionally, by storing all our data in one repository, we can continue to streamline operations and explore new opportunities because we access data with more efficiency and greater speed. See the “Advanced Technology” under Industry Trends below for more details on how our technology affects our financial condition.

        In an effort to create additional cost savings opportunities, we outsourced many of our PPO operations to ppoONE, a Fiserv Company. This agreement, announced in November 2006, is expected to improve operational efficiencies and generate an estimated annual savings in excess of $800,000 by reducing our selling, general and administrative expenses. These savings will be partially offset by a smaller direct cost during 2007 and forward. We also unveiled our premium revenue cycle management service in October 2006. Providers pay an additional fee for the premium service; however, it will be 2007 before the revenue it generates is evident in our consolidated financial statements.

        See Liquidity, Capital Resources and Financial Position for a discussion of our going concern opinion and management's plan to address such issues.

Industry Trends and Financial Strategies

        We have identified the following trends in the healthcare industry and outlined our financial strategy in each:

  Acquisitions
  Advanced Technology
  Reduced Payments to Providers
  Shifting Responsibility for Medical Care
  Increasing Demand for Data and Analytics

        Acquisitions

        The most observable trend in healthcare is the consolidation of technology companies and payers. In 2006, for example, The Carlyle Group acquired MultiPlan and PHCS. McKesson announced their intention to acquire Per-Se. Per-Se purchased NDC Health the previous year. UnitedHealth Group purchased 11 other smaller plans, including PacifiCare and Oxford.

        Our strategy in this forum is to explore opportunities for acquiring assets, products or services. We have acquired three companies in the past five years. They include:

        On March 2, 2004, we acquired PlanVista, a company that provided PPO and business process outsourcing solutions for the medical insurance and managed care industries, as well as services for healthcare providers. We acquired PlanVista for 3,600,000 shares of our Common Stock issued to PlanVista shareholders valued at $59.8 million (based on the average closing price of our common stock for the day of and the two days before and after December 8, 2003, the date of the announcement of the definitive agreement). We also assumed debt and other liabilities of PlanVista totaling $46.4 million and we paid $1.3 million in acquisition-related costs. Additionally, we raised $24.1 million in a private placement sale of 1,691,227 shares of our Common Stock to investment entities affiliated with General Atlantic LLC, Commonwealth Associates and other parties to partially fund repayment of certain of PlanVista’s debts and other obligations outstanding at the time of the acquisition.

        On February 14, 2006, we acquired substantially all the assets and operations of Zeneks, Inc., (“Zeneks”), a privately held company based in Tampa, Florida, for $225,000 plus assumed liabilities. Zeneks was incorporated in 1998 and was established to contain medical costs for payers.

        On October 10, 2006, we acquired substantially all the assets and operations of Medical Resources, LLC, and National Provider Network, Inc. (“MRL”), for $5.0 million in total consideration. The purchase price was comprised of

$3.0 million in cash, funded by MedAvant’s current credit facility, and a $2.0 million note payable that bears interest at 7 percent per annum. The note matures in two years and is payable in equal monthly installments of principal and interest.

        The PlanVista acquisition made us the only entity in healthcare that offers nationwide claims processing and a nationwide PPO. This means we can help our customers with any part of the insurance claim cycle. We refer to this as “Gateway Solutions,” and it allows payers to use one part of the full, integrated suite of services or choose a combination of services to address their needs.

        The Zeneks acquisition complemented our services to payers by incorporating bill negotiation services for claims when a patient uses out-of-network providers. The MRL acquisition gave NPPN more direct contracts with providers and additional contract providers in six states.

        Advanced Technology

        Our customers increasingly expect technology to address their business issues and healthcare companies are responding with more advanced solutions. We believe we are leaders in this arena with our Phoenix transaction processing platform. We created Phoenix more than five years ago with multiple processing engines that can be monitored and programmed throughout all areas of our business. It handles real-time transactions which generate results in seconds, as well as the more traditional batch transactions for providers and payers who are not ready for real-time. Most of our competition still uses multiple processing systems that can only handle batch transactions.

        Between 1997 and 2006, we acquired nine companies, each with its own technology systems. In 2006, we began moving all transactions to Phoenix and completed this migration by early 2007. Phoenix currently operates at less than 40 percent of capacity, meaning we are in a position to increase the scale of new business without the added expense of building out our technology. Using Phoenix for all our transactions also means data can be more easily accessed, collected and analyzed as it is in a single repository.

        In addition to maximizing the benefits of Phoenix, our financial strategy in technology is to add value to our existing products while adding new solutions to our offerings. Some examples include:

  The feature story in the January 2007, issue of Health Data Management quotes Tom Walsh, an independent health care consultant as saying, “Health care is way behind when it comes to disaster recovery.” In contrast in 2006, we completed the build-out of a second data center in Richardson, Texas, to enable real-time data replication with our data center in Atlanta, Georgia.
  Providers want medical laboratory results to be automatically merged with their patient’s Electronic Medical Records (“EMR”) rather than having to manually transfer information from a lab report. In March 2006, we announced that our Pilot device was being used to bridge laboratory report data to a resident EMR application.
  The November 7, 2006, issue of USA Today said fraud is estimated to account for 3% to 10% of the nation’s $2 trillion health care spending tab. Several companies have launched fraud detection software to mine claim data for suspicious patterns. We are exploring the potential for launching a fraud detection component of our claims processing in 2007.
  Our PPO customers requested a website dedicated to NPPN, as a result we created and launched www.nppn.com within three weeks of identifying this need. This website assists patients in finding an NPPN provider, lets providers sign up for NPPN online and allows payers to request data to validate savings they could receive via NPPN.

        Our technology staff devoted much of their time in 2006 to transitioning our transactions to Phoenix and the back-up data center. We will continue to concentrate on new endeavors to meet the consumers’ demand for technical solutions.

        Reduced Payments to Providers

        In an annual survey of fee schedules, Physicians Practice journal found that the average physician reimbursement from commercial payers and Medicare fell in 2006, with payment levels averaging 17% below those of 2002 and 36% below those of 2004. The article attributed this decline to consolidation in the insurance industry because the dwindling number of payers means providers lose leverage in negotiations.

        A plan to cut Medicare payments in 2007 was deterred by Congress, however rate cuts may take effect in 2008. In the next eight years, Medicare physician payments are slated to be cut by approximately 40 percent, while practice costs increase nearly 20 percent, according to the American Medical Association.

        We address these trends by offering tools for providers to manage their revenue cycle saving them time and money. Real-time services on our web portal, (“myMedAvant”), allow providers to verify a patient’s insurance eligibility, inquire about a claim’s status at the payer, request referrals to other providers and inquire about referral status. Knowing that information up-front allows providers to avoid delays in their revenue cycles.

        In October 2006, we introduced a premium service on myMedAvant which gives providers more advanced tools to manage their businesses. Using premium service, providers can correct and resubmit rejected claims online, create letters to appeal decisions from payers, automatically run reports to identify issues before they cause revenue problems and manage their office workflow.

        Premium services are more expensive than our standard services, but providers can recoup these costs by reducing the time their staff spends managing data. We created an online calculator to demonstrate to providers how automating their business functions could save both time and money.

        Giving providers a choice of services is part of our strategy. In addition to choosing between standard or premium services for claim submission and processing, providers can choose between a payment plan with a flat monthly fee or a per-transaction fee.

        Shifting Responsibility for Medical Care

        Consumer-driven healthcare is an unknown player in today’s healthcare environment. If widely accepted, it will change the relationship between payers and providers. If high-deductible health plans become common, at the point of service the provider will need to know whether the patient has met their deductible, otherwise the doctor may incur credit risk by billing the patient later. Consequently, some payers are developing real-time adjudication programs which will let the provider know immediately how much the payer will pay for the provider’s services rendered. We believe it will be some time before payers offer that service in real-time, however, should it become a reality, there will be less need for the claims processing portion of our business.

        Our strategy, in light of this, is to add new products to differentiate ourselves based on the quality of our product. By automating revenue cycle processes that would not be included in a payer’s real-time adjudication program, we can drive the transaction economics that are critical to our customers’ success, thereby improving gross margin and operating income.

        Increased Demand for Data and Analytics

        Our customers’ reactions to the premium services on myMedAvant indicate that there is at least as great, if not greater, value in the business intelligence we provide related to the transactions we process as there is in the process itself. We believe that providing actionable data and related products and services is an untapped, yet desirable, demand that we believe we can meet. More of our resources will be focused on leveraging this area in 2007.

Application of Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, but we believe that any variation in results would not have a material effect on our financial condition. We evaluate our estimates on an ongoing basis.

        We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements beginning on Page F-7.

        Revenue Recognition — Revenue is derived from our Transaction Services and Laboratory Communication

Solutions segments.

        Our Transaction Services segment provides transaction and value-added services principally between healthcare providers, insurance companies, physicians and pharmacies. Such transactions and services include electronic claims submission and reporting, insurance eligibility verification, claims status inquiries, referral management, electronic remittance advice, patient statement processing, encounters and cost savings services for payers including claims repricing and bill negotiation. Through our Laboratory Communication Solutions segment, we sell, rent and service intelligent remote reporting devices and provide lab results reporting through our software products.

        Transaction Services revenues are derived from insurance payers, pharmacies and submitters (physicians and other entities including billing services, practice management software vendors and claims aggregators). Such revenues are recorded on either a per transaction fee basis or on a flat fee basis (per physician, per tax ID, etc.) and are recognized in the period in which the service is rendered. Agreements with payers or pharmacies span one to three years on a non-exclusive basis. Agreements with submitters have one year terms, renew automatically and are generally terminable thereafter upon 30 to 90 days notice. Transaction fees vary according to the type of transaction and other factors, including volume level commitments.

        Revenue from operating a PPO in our Transaction Services segment is recognized when the services are performed and are recorded net of their estimated allowance. These revenues are primarily in the form of fees generated from the discounts we secure for the payers that access our provider network. We enter into agreements with healthcare payer customers that require them to pay a percentage of the cost savings generated from our network discounts with participating providers. These agreements are generally terminable upon 90 days notice. Revenue from a percentage of savings contract is generally recognized when the related claims processing and administrative services have been performed. The remainder of the revenue from our PPO business is recognized monthly from customers that pay a monthly fee based on eligible employees enrolled in a benefit plan covered by our health benefits payers’ clients.

        Also, in our Transaction Services segment, certain transaction fee revenue is subject to revenue sharing pursuant to agreements with resellers, vendors or gateway partners and is recorded as gross revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Such revenue sharing amounts are based on a per transaction amount or a percentage of revenue basis and may involve increasing amounts or percentages based on transaction or revenue volumes achieved.

        Revenue from certain up-front fees charged primarily for the development of electronic transactions for payers and the implementation of services for submitters in our Transaction Services segment is amortized ratably over three years, which is the expected life of customer agreements in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”).

        Revenue from support and maintenance contracts on our products in both our Transaction Services and Laboratory Communication Solutions segments is recognized ratably over the contract period, which does not exceed one year. Such amounts are billed in advance and established as deferred revenue. In our Laboratory Communication Solutions segment, revenue from sales of inventory and manufactured goods is recognized in accordance with SAB No. 104.

        Revenues from maintenance fees on laboratory communication devices are charged on an annual or quarterly basis and are recognized ratably over the service period. Service fees may also be charged on a per event basis and are recognized after the service has been performed.

        Revenue from the rental of laboratory communication devices is recognized ratably over the applicable period of the rental contract. Such contracts require monthly rental payments and have terms of one to three years, then renewing to a month to month period after the initial term is expired. Contracts may be cancelled upon 30 days notice. A significant amount of rental revenues are derived from contracts that are no longer under the initial non-cancelable term. At the end of the rental period, the customer may return or purchase the unit at fair market value. Upon sale of the revenue earning equipment, the gross proceeds are included in net revenues and the undepreciated cost of the equipment sold is included in cost of sales.

        Goodwill — The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. Under SFAS No. 142, goodwill must be reviewed at least annually for impairment and between annual tests in certain circumstances. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a “fair value” methodology. We completed our most recent annual test as of December 31, 2006. The December 31, 2006, analysis utilized cash-flow based market comparables in assessing fair value for our goodwill impairment testing and we concluded that there was no impairment of our goodwill. To the extent that future cash flows differ from those projected in our analysis, fair value of our goodwill may be affected and may result in an impairment charge.

        Capitalized Software Development and Research and Development — Costs incurred internally and fees paid to outside contractors and consultants during the application development stage of our internally used software products are capitalized. Costs of upgrades and major enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades are expensed as incurred. All other costs are expensed as incurred as research and development expenses and are included in selling, general and administrative expenses. Application development stage costs generally include software configuration, coding, installation of hardware and testing. Once the project is completed, capitalized costs are amortized over their remaining estimated economic life. Our judgment is used in determining whether costs meet the criteria for immediate expense or capitalization. We periodically review projected cash flows and other criteria in assessing the impairment of any internal-use capitalized software and take impairment charges as needed.

        Purchased Technology and Other Intangibles Assets — Purchased technology and other intangible assets are amortized on a straight-line basis over their estimated useful lives of 3 to 12 years. The carrying values of purchased technology and intangible assets are reviewed if the facts and circumstances indicate that they may be impaired. This review indicates whether assets will be recoverable based on future expected cash flows and, if not recoverable, whether there is an impairment of such assets.

        Reserve for Doubtful Accounts/Revenue Allowances/Bad Debt Estimates — We rely on estimates to determine revenue allowances, bad debt expense and the adequacy of the reserve for doubtful accounts receivable. These estimates are based on our historical experience and the industry in which we operate. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. Additionally, in our PPO business, we evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize revenue reserves based on past write-off history, average percentage of receivables written off historically and the length of time the receivables are past due. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for losses.

Results of Operations

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

        Net Revenues. Consolidated net revenues for 2006 decreased $12.1 million, or 16%, to $65.5 million from consolidated net revenues of $77.6 million in 2005. Net revenues classified by our reportable segments are as follows:

	2006	2005

	(In thousands)
Transaction Services	$53,983	$66,042
Laboratory Communication Solutions	11,479	11,477

	$65,462	$77,519

        Net revenues in our Transaction Services segment for 2006 decreased by $12.1 million, or 18%, as compared to 2005. Much of this decrease is due to reductions or eliminations of certain products that we determined were not profitable or are not part of our future strategy. These products accounted for $3.4 million of the decrease and include patient statements, Planserv and Payerserv and an outsourcing arrangement. We also lost $3.9 million of revenue from certain customers due to increased competition. Additionally, the remaining decrease in revenue is a result of lost customer volume due to pricing pressure, from greater competition and increased direct customers’ connectivity to payers, which was partially offset by additional net revenue of $0.2 million due to our acquisitions of MRL.

        In 2006, approximately 82% of our consolidated revenues came from our Transaction Services segment compared to 85% from this segment in 2005.

        Laboratory Communication Solutions segment net revenues in 2006 were consistent with 2005. We experienced a drop in revenue from our largest customer, which was offset by an increase from our second-largest customer purchasing our Pilot product. Additionally, during 2006, we eliminated certain revenue streams with little to no margins and replaced it with a new service contract with our largest customer.

        Cost of Sales. Consolidated cost of sales decreased as a percentage of net revenues to 30% in 2006, from 35% in 2005. Cost of sales classified by our reportable segments are as follows:

	2006	2005

	(In thousands)
Transaction Services	$13,658	$20,523
Laboratory Communication Solutions	5,675	6,301

	$19,333	$26,824

        Cost of sales in our Transaction Services segment consists of transaction fees, provider network outsourcing fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, revenue sharing arrangements with our business partners, third-party database licenses, and certain travel expenses. Cost of sales in this segment decreased by $6.9 million, or 33%, in 2006 as compared to 2005, directly associated with the revenue decreases for this segment. Additionally, during late 2005 and into 2006, we renegotiated many of our vendor and network contracts, thereby reducing our direct costs. This is reflected in our margins increasing from 69% in 2005 to 75% in 2006. This margin increase was also impacted by the $0.2 million of new revenue and $0.2 million of reduced direct costs from our acquisition of MRL. Additionally, we had a reduction of direct costs of approximately $0.7 million due to our acquisition of Zeneks in February 2006.

        Cost of sales in our Laboratory Communication Solutions segment includes hardware, third party software, consumable materials, direct manufacturing labor, and indirect manufacturing overhead. Cost of sales for this segment decreased by $0.6 million, or 10%, as compared to 2005. Cost of sales as a percentage of revenues in this segment was 49% in 2006 as compared to 55% in 2005. This decrease in costs is related to the higher margins attributable to sales of Pilot, the elimination of low margin business and a new service contract with our largest customer.

        Selling, General and Administrative Expenses. Consolidated SG&A decreased $6.2 million in 2006 to $41.8 million, as compared to $48.0 million in 2005. Consolidated SG&A expenses as a percentage of consolidated revenues increased to 64% in 2006, from 62% in 2005. SG&A expenses classified by our reportable segments are as follows:

	2006	2005

	(In thousands)
Transaction Services	$39,140	$45,296
Laboratory Communication Solutions	2,647	2,666

	$41,787	$47,962

        Transaction Services segment SG&A expenses for the year ended December 31, 2006 decreased $6.2 million, or 14%, to $39.1 million, compared to $45.3 million in 2005. This decrease is attributable to lower payroll expenses ($6.0 million), lower commissions ($0.5 million), lower rent ($0.5 million) and lower recruiting expenses ($0.4) as compared to 2005. This decrease is significantly driven by the drop in our employee count, from 401 at December 31, 2005, compared to 340 as of December 31, 2006. These reductions were partially offset by increased bonus expense ($1.7 million), and stock option expenses ($0.9 million) related to our adoption of SFAS No. 123R. The 2006 bonus was based upon the achievement of companywide goals.

        Laboratory Communication Solutions segment SG&A expenses for 2006 remained consistent with 2005 and this segment’s SG&A expenses as a percentage of segment net revenues remained steady at approximately 23% in 2006 from 2005.

        Depreciation and Amortization. Consolidated depreciation and amortization expense decreased by $1.9 million to $7.4 million in 2006 from $9.3 million in 2005. Depreciation and amortization classified by our reportable segments are as follows:

	2006	2005

	(In thousands)
Transaction Services	$7,076	$8,788
Laboratory Communication Solutions	303	517

	$7,379	$9,305

        The decrease in depreciation and amortization is primarily due to the impairment charge on certain of our long-lived intangible assets taken in 2005 (see below). As a result, our amortization expense declined by $2.0 million, partially offset by approximately $0.2 million of amortization pertaining to our acquisition of MRL in October 2006 and additions of capitalized software. Depreciation declined $0.1 million from 2005 to 2006.

        Litigation settlement. During 2007, pertaining to the 2006 fiscal year, we settled outstanding litigation related to our 2005 name change, for approximately $1.3 million, for which we have accrued $0.3 million, net of insurance reimbursement amount. Additionally, we settled a non-compete agreement suit for approximately $0.1 million. These amounts are recorded in our Transaction Services segment for the fiscal year 2006.

        Write-off of impaired assets. No impairment charges were incurred or recognized during 2006. As a result of our stock price decline during 2005, a decrease in our revenues and a restructuring plan we initiated during the third quarter of 2005, we performed an interim goodwill impairment test as of September 30, 2005. In accordance with the provisions of SFAS No. 142, we performed a discounted cash flow analysis which indicated that the book value of the Transaction Services segment exceeded its estimated fair value. Step 2 of this impairment test, led us to conclude that an impairment of our goodwill had occurred. In addition, as a result of our goodwill analysis, we also performed an impairment analysis of our long-lived assets in our Transaction Services segment. This impairment analysis indicated that the carrying value of certain finite-lived intangible assets was greater than their expected undiscounted future cash flows. As a result, we concluded that these intangible assets were impaired and adjusted the carrying value of such assets to fair value. In addition, we also reduced the remaining useful lives of these intangible assets based on the results of this analysis. Accordingly, we recorded a non-cash impairment charge of $95.7 million at September 30, 2005, in our Transaction Services segment. The charges included $68.1 million impairment of goodwill and $27.6 million impairment of certain other intangibles. No further impairment was noted as of our annual testing conducted at December 31, 2005.

        In June 2005, we performed an impairment analysis of certain finite-lived intangible assets in our Laboratory Communication Solutions segment due to a substantial decrease in revenues from one of our customers. This impairment analysis indicated that the carrying value of certain finite-lived intangible assets was greater than their expected undiscounted future cash flows. As a result, we concluded that these intangible assets were impaired and adjusted the carrying value of such assets to fair value by approximately $0.7 million.

        Operating Income (Loss). As a result of the foregoing, the consolidated operating loss in 2006 was ($3.4) million compared to an operating loss of ($103.2) million in 2005. The 2005 operating loss would have been ($6.8) million without the impairment noted above as compared to ($3.4) during 2006. This improvement is driven primarily by our cost cutting initiatives that began at the end of 2005. Operating losses classified by our reportable segments are as follows:

	2006	2005

	(In thousands)
Transaction Services	$(6,210)	$(104,415)
Laboratory Communication Solutions	2,840	1,238

	$(3,370)	$(103,177)

        Interest Expense, net. Consolidated net interest expense for 2006 was $3.2 million compared to $2.1 million for the same period last year. This increase in expense is primarily due to the accelerated amortization of prepaid financing costs on the Company’s line of credit facility ($1.0 million) that was refinanced in December 2005. Our borrowings under the line of credit increased in October 2006 with our acquisition of MRL. In order to consummate the MRL acquisition we borrowed $3.0 million under our line of credit (“LOC”) and issued $2.0 million notes to the seller (7% interest, payable in 24 equal monthly installments).

        Net Loss. As a result of the foregoing, our consolidated net loss in 2006 was ($6.6) million compared to our consolidated net loss of ($105.3) million in 2005.

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

        Net Revenues. Consolidated net revenues in 2005 decreased by $12.7 million, or 14%, to $77.6 million from consolidated net revenues of $90.2 million in 2004. Net revenues classified by our reportable segments were as follows:

	2005	2004

	(In thousands)
Transaction Services	$66,042	$71,304
Laboratory Communication Solutions	11,477	18,942

	$77,519	$90,246

        Net revenues in our Transaction Services segment for 2005 decreased by $5.3 million, or 7%, as compared to 2004. This decrease was primarily due to declines in volumes of electronic claims, statements and other real-time transactions processed (decrease $1.8 million). Core transactions were down 5% compared to the prior year. This negatively impacted our transaction services revenue from our claims processing business. This decrease was partially offset by increased revenue from our PPO business. Our PPO business was generating revenues for two additional months in 2005 compared to 2004 due to the timing of acquisition of PlanVista in March 2004. Although our PPO business total revenues were increasing, there was a drop in revenue per transaction as competitive pressures have impacted pricing.

        In 2005, approximately 85% of our consolidated revenues came from our Transaction Services segment compared to 79% from this segment in 2004. This increase was attributable to the drop in revenue from our Laboratory Communication Solutions Segment as a result of the sale of our manufacturing unit in June 2004.

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

        Cost of Sales. Consolidated cost of sales decreased as a percentage of net revenues to 35% in 2005 from 38% in 2004. Cost of sales classified by our reportable segments are as follows:

	2005	2004

	(In thousands)

Transaction Services	$20,523	$22,401
Laboratory Communication Solutions	6,301	11,811

	$26,824	$34,212

        Cost of sales in our Transaction Services segment consists of transaction fees, provider network outsourcing fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, revenue sharing arrangements with our business partners, third-party database licenses and certain travel expenses. Cost of sales in this segment decreased by $1.9 million, or 8%, in 2005 compared to 2004 primarily due to the 7% decrease in revenue in this segment. This decrease in cost of goods sold in 2005 would have been approximately $1.8 million less if the additional two months costs from PlanVista resulting from the acquisition in March 2004 was considered. As a percentage of revenues, cost of sales in this segment remained steady at 31% in 2005 and 2004.

        Cost of sales in our Laboratory Communication Solutions segment includes cost of hardware, third party software, consumable materials, direct manufacturing labor and indirect manufacturing overhead. Cost of sales for this segment decreased $5.5 million, or 47%, as compared to 2004. This decrease was primarily due to the sale of our contract manufacturing assets. Cost of sales as a percentage of revenues in this segment was 55% in 2005 compared to 62% in 2004.

        Selling, General and Administrative Expenses. Consolidated SG&A remained flat in 2005 at $48.0 million as compared to 2004. Consolidated SG&A expenses as a percentage of consolidated revenues increased to 62% in 2005 from 53% in 2004. SG&A expenses classified by our reportable segments are as follows:

	2005	2004

	(In thousands)

Transaction Services	$45,296	$43,625
Laboratory Communication Solutions	2,666	4,398

	$47,962	$48,023

        Transaction Services segment SG&A expenses for the year ended December 31, 2005, increased by $1.7 million, or 4%, over 2004. The primary reason for this increase was the inclusion of two additional months of expenses resulting from the PlanVista acquisition in March 2004 of approximately $1.8 million. Additionally, the Company incurred $0.8 million for severance related to a reduction in work force in 2005, partially offset by lower payroll related costs for the remainder of 2005.

        Laboratory Communication Solutions segment SG&A expenses for 2005 decreased by $1.7 million, or 39% from 2004. This segment’s SG&A expenses as a percentage of segment net revenues remained steady at 23% in 2005 from 2004.

        Impairment charges. As a result of our stock price decline in 2005, a decrease in our revenues and a restructuring plan we initiated during the third quarter of 2005, we performed an interim goodwill impairment test as of September 30, 2005. In accordance with the provisions of SFAS No. 142, we performed a discounted cash flow analysis which indicated that the book value of the Transaction Services segment exceeded its estimated fair value. Step 2 of this impairment test, as prescribed by SFAS No. 142, led us to conclude that an impairment of our goodwill had occurred. In addition, as a result of our goodwill analysis, we also performed an impairment analysis of our long-lived assets in our Transaction Services segment. This impairment analysis indicated that the carrying value of certain finite-lived intangible assets was greater than their expected undiscounted future cash flows. As a result, we concluded that these intangible assets were impaired and adjusted the carrying value of such assets to fair value. In addition, we also reduced the remaining useful lives of these intangible assets based on the results of this analysis. Accordingly, we recorded a non-cash impairment charge of $95.7 million at September 30, 2005, in our Transaction Services segment. The charges included $68.1 million impairment of goodwill and $27.6 million impairment of certain other intangibles. No further decline was noted as of our annual testing conducted at December 31, 2005.

        In June 2005, we performed an impairment analysis of certain finite-lived intangible assets in our Laboratory Communication Solutions segment due to a substantial decrease in revenues from one of our customers. This impairment analysis indicated that the carrying value of certain finite-lived intangible assets was greater than their expected undiscounted future cash flows. As a result, we concluded that these intangible assets were impaired and adjusted the carrying value of such assets to fair value by approximately $0.7 million.

        Depreciation and Amortization. Consolidated depreciation and amortization expense decreased by $0.5 million to $9.3 million in 2005 from $9.8 million in 2004. Depreciation and amortization classified by our reportable segments are as follows:

	2005	2004

	(In thousands)
Transaction Services	$8,788	$8,719
Laboratory Communication Solutions	517	823
Corporate	—	221

	$9,305	$9,763

        Litigation settlement. In September 2005 and December 2004, we settled outstanding preacquisition contingencies related to PlanVista for a total of $0.2 million, net of insurance reimbursement. These amounts were recorded in our Transaction Services segment.

        Operating Income (Loss). As a result of the foregoing, the consolidated operating loss in 2005 was ($103.2) million compared to an operating loss of ($2.0) million in 2004. Operating losses classified by our reportable segments are as follows:

	2005	2004

	(In thousands)
Transaction Services	$(104,415)	$(2,815)
Laboratory Communication Solutions	1,238	1,938
Corporate	—	(1,097)

	$(103,177)	$(1,974)

        Interest Expense, net. Consolidated net interest expense for 2005 was $2.1 million compared to $1.9 million for the same period last year. This increase in expense is primarily due to the accelerated amortization of prepaid financing costs on the Company’s line of credit facility ($0.1 million) that was refinanced in December 2005, coupled with higher effective interest charges on the new debt facility.

        Net Loss. As a result of the foregoing, our consolidated net loss in 2005 was ($105.3) million compared to our consolidated net loss of ($3.8) million in 2004.

Liquidity, Capital Resources and Financial Position

        Over the last several years we have experienced declining revenues, recurring losses from operations and have limitations on our access to capital. Our working capital deficit was approximately $7.6 million and our accumulated deficit was approimately $216.0 million at December 31, 2006. We had availability under our revolving credit facility of approximately $4.5 million at December 31, 2006 and approximately $3.1 million as of March 13, 2007.

        We closely monitor our liquidity, capital resources and financial position on an ongoing basis, and we are continuing our efforts to reduce costs and increase revenues through new product launches and expanded relationships with certain customers. In addition, we are reviewing several strategic and operational initiatives that we believe would reverse some of these negative trends and also address current liquidity issues. These initiatives include a review of our strategic assets, certain product offerings and additional cost cutting initiatives while continuing efforts to seek additional sources of long term financing.

        As a result of these items, our independent registered public accounting firm has issued a going concern opinion with respect to our consolidated financial statements for the year ended December 31, 2006.

        We have cash flows from (used in) operations, providing a source of funds ranging between ($0.1) million and $5.2 million per year over the past five years. We provide for additional liquidity through two sources: our current cash balance and access to our credit facilities. (See Note 9 (a), “Debt Obligations,” for additional information). The table below provides a summary of these major sources of liquidity for the years 2002 through 2006. The drop in cash from operations in the last few years is due to a drop in revenue partially offset by a decrease in both cost of sales and SG&A costs.

(Dollars in millions)
	2006	2005	2004	2003	2002

Net cash (used in) from operating activities	$(0.1)	$5.2	$1.8	$1.5	$2.8
Cash-on-Hand	$0.7	$5.5	$12.4	$5.3	$16.4

        We prepare our consolidated statement of cash flows in accordance with SFAS No. 95, “Statement of Cash Flows,” and we highlight causes and events underlying sources and uses of cash in that format. The following narrative is a further explanation of our sources and uses of cash and cash equivalents.

        During the years ended December 31, 2006 and 2005, net cash (used in) provided by operating activities totaled ($0.1) million and $5.2 million, respectively. The significant decrease in cash provided by operations for 2006 is due to the pay down of accounts payable and accrued expenses primarily in the first quarter of 2006 precipitated by our refinancing with Laurus. The general decline in cash from operations is due to the decline in our revenues over the past two years that is partially offset by reductions in operating expenses. Management will continue to concentrate its efforts on improving revenue with higher than historical margins and drive efficiencies through further reductions in operating expenses.

        Cash used in investing activities for the years ended December 31, 2006 and 2005, totaled $5.5 million and $2.8 million, respectively. The 2006 amounts relate primarily to the acquisitions of Zeneks and MRL ($3.3 million). The 2006 and 2005 amounts also consisted of the funding of capital expenditures for our technical infrastructure, administrative systems and capitalization of internally developed software of $2.3 million and $2.8 million, respectively. The 2006 capital expenditures primarily pertain to our efforts to consolidate all of our technology platforms under Phoenix and to build-out our back-up center in Richardson, Texas.

        Cash provided by financing activities for the year ended December 31, 2006, totaled $0.7 million and cash used in financing activities for the year ended December 31, 2005, totaled $9.2 million. The 2006 amounts consist primarily of our net repayments of notes payable and lines of credit ($1.3 million), and net debt issuance cost ($0.3) million related to our December 2005 Laurus refinancing. The 2005 amounts consisted primarily of net repayment of notes payable and line of credit, other long term debt and capital leases ($8.9 million). Additionally, we incurred approximately $0.9 million for debt issuance costs. These were partially offset by $0.5 million of proceeds from the sale of our Common Stock to our Chief Executive Officer during the second quarter of 2005 and borrowings on our lines of credit and notes payable.

        On December 7, 2005, we entered into a loan transaction with Laurus pursuant to which Laurus extended $20.0 million in financing to us in the form of a $5.0 million secured term loan and a $15.0 million secured revolving credit facility. The loan was used to repay our-then existing senior loan facility with Wachovia Bank, N.A. The term loan has a stated term of five (5) years and will accrue interest at Prime plus 2%, subject to a minimum interest rate of 8%. The term loan is payable in equal monthly principal installments of approximately $89,300 plus interest until the maturity date of December 6, 2010. The revolving credit facility has a stated term of three (3) years, with two one-year options, and will accrue interest at the 90 day LIBOR rate plus 5%, subject to a minimum interest rate of 7%, and has a maturity date of December 6, 2008. In connection with the loan agreement, we issued 500,000 shares of our Common Stock to Laurus. We also granted Laurus a first priority security interest in substantially all of our present and future tangible and intangible assets (including all intellectual property) to secure our obligations under the loan agreement.

        The loan agreement with Laurus contains various customary representation and warranties by us, as well as customary affirmative and negative covenants, including, without limitation, limitations on property liens, maintaining specific forms of accounting and record maintenance and limiting the incurrence of additional debt. The loan agreement does not contain restrictive covenants regarding minimum earning requirements, historical earning levels, fixed charge coverage or working capital requirements. The loan agreement also contains certain customary events of default, including, among others, non-payment of principal and interest, violation of covenants and in the event we are involved in certain insolvency proceedings. Upon the occurrence of an event of default, Laurus is entitled to, among other things, accelerate all of our obligations under the loans. In the event Laurus accelerates the loans, the amount due will include all accrued interest plus 120% of the then outstanding principal amount of the loans being accelerated, as well as all unpaid fees and expenses of Laurus. In addition, if the revolving credit facility is terminated for any reason, whether because of a prepayment or acceleration, we are required to pay an additional premium of up to 5% of the total amount of the revolving credit facility. In the event we elect to prepay the term loan, the amount due shall be the accrued interest plus 115% of the then outstanding principal amount of the term loan.

        We had cash and cash equivalents totaling $0.7 million as of December 31, 2006, compared to $5.5 million at December 31, 2005. The drop in cash is specifically related to efforts to minimize our interest charges as cash is swept daily to pay down the line-of-credit.

        In 2005, MedAvant replaced its senior management team. Due to the significant losses over the prior few years, and due to the default on our senior debt facility in 2005, the new management team initiated a cost reduction plan that included a reduction-in-force of approximately 100 employees, a closure of certain offices, elimination of non-core or under-performing product lines, the renegotiation of certain of our vendor contracts and initiated a pay-for-performance plan for all employees. Additionally, we initiated a plan to move all of our operating systems to Phoenix which was completed in early 2007. We have also seen a further reduction in our workforce of approximately 60 employees in 2006 as we have experienced operating efficiencies due to our recent efforts noted above. In late 2006, we also announced our intent to move our PPO processing platform to a third party outsourcing company, which we expect will further improve our operating results beginning in 2007.

        During 2006, we acquired Zeneks and MRL as part of our focus of improving our product offerings and increasing our direct relationships with our PPO providers. Both of these acquisitions improved our PPO margins by increasing revenue and reducing direct costs.

        We currently do not have any material commitments for any capital expenditures; however, we have budgeted approximately $2.6 million for capital expenditures for 2007.

        The following table represents our contractual cash obligations due over the next several years as of December 31, 2006. Operating leases are shown net of any sublease agreements.

	2007	2008	2009	2010	2011

	(In thousands)
Interest on convertible notes (1)	$525	$525	$—	$—	$—
Interest on senior and other debt	1,472	1,360	1,247	1,135	—
Convertible notes (1)	—	13,137	—	—	—
Senior debt	1,071	1,071	1,071	982	—
Revolving credit line (4)	10,464	—	—	—	—
Notes payable (2)	1,074	895	—	—	—
Litigation settlements (3)	321	—	—	—	—
Capital lease obligations (2)	1,155	891	474	56	—
Operating leases	1,430	1,387	1,255	524	33

TOTAL	$17,512	$19,266	$4,047	$2,697	$33
(1)	Assumes no conversion of convertible notes
(2)	Includes principal and interest
(3)	Net of insurance reimbursement
(4)	Revolving credit line is categorized as current due to the subjective acceleration clause and lockbox arrangement with our senior lender

        We have to fund the liquidation of the convertible notes during December 2008, and we believe that we will have to seek refinancing to settle these notes. The balance of the Revolving Credit Facility on February 28, 2007, is approximately $12.5 million.

        We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, as defined under the rules of SEC Release No. FR-67.

        The Company's independent registered public accounting firm has issued a going concern opinion with respect to the Company's consolidated financial statements for the year ended December 31, 2006. Specifically, the independent public accountants have stated that because the Company has, among other factors, experienced recurring losses from operations and limited access to additional capital they have substantial doubts about its ability to continue as a going concern. We believe that if we are not successful in increasing revenues, reducing costs, or obtaining additional financing, such inability may adversely impact our ability to successfully execute our business plan and may put us at a competitive disadvantage. The Company is continuing its efforts to reduce costs and increase revenue through its new product launches and expanded relationships with certain customers. However, if these efforts are not successful or if we cannot raise additional capital, we may have to suspend or cease operations, or significantly dilute our stockholders’ equity holdings.

        New Accounting Pronouncements:

        In July 2006, the FASB issued FASB Interpretation No. 48, (“FIN No. 48,”). “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” which is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any transition adjustments will be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle in the accompanying consolidated financial statements. We are currently evaluating the potential impact of the adoption of this interpretation on our consolidated financial position and results of operations.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS No. 157 also expands disclosure requirements to include: (a) the fair value measurements of assets and liabilities at the reporting date, (b) segregation of assets and liabilities between fair value measurements based on quoted market prices and those based on other methods and (c) information that enables users to assess the method or methods used to estimate fair value when no quoted price exists. We are currently in the process of reviewing this guidance to determine its impact on our consolidated financial position and results of operations.

        In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 were effective for us for the year ended December 31, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

Forward-Looking Statements

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

        Statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements present our expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning. In particular, these include statements relating to: our ability to identify suitable acquisition candidates; our successful integration of any other future acquisitions; our ability to successfully develop, market, sell, cross-sell, install and upgrade our clinical and financial transaction services and applications to new and current physicians, payers, medical laboratories and pharmacies; our ability to compete effectively on price and support services; our ability to increase revenues and revenue opportunities; and our ability to meet expectations regarding future capital needs and the availability of credit and other financing sources.

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

        Actual results may differ significantly from projected results due to a number of factors, including, but not limited to, the soundness of our business strategies relative to perceived market opportunities; our assessment of the healthcare industry’s need, desire and ability to become technology efficient; market acceptance of our products and services; and our ability, and that of our business associates, to comply with various government rules regarding healthcare information and patient privacy. These and other risk factors are more fully discussed starting with Item 1A, Risk Factors, and elsewhere in this Form 10-K, which we strongly urge you to read in its entirety.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We own no derivative financial instruments or derivative commodity instruments. Revenue derived from international sales is transacted in U.S. Dollars and, therefore, we do not believe that we are exposed to material risks related to foreign currency exchange rates.

Concentration of Credit Risk

        We have a concentration of credit risk in each of our two operating segments which is further disclosed in Note 13 to the consolidated financial statements.

Interest Rate Risk

        In the normal course of business, we are exposed to fluctuations in interest rates. We have not and will not enter into any contracts for the purpose of trading or speculation to manage this risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and supplementary schedules are included beginning at Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        We have not had any disagreements with our accountants on accounting and financial disclosures during our two most recent fiscal years or any later interim period.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, under the supervision and with the participation of the our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of the end of the period covered by this report. Management has concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control

        There have been no changes to our internal control over financial reporting that occurred during the fourth quarter of 2006, or subsequently, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in SEC Rules 13a-15(f)/15d-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

        Management uses the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (“COSO”), to evaluate the effectiveness of our internal control over financial reporting. Management assessed our internal control over financial reporting using this framework as of the end of our most recently completed fiscal year. Based on our evaluation, we believe our internal control over financial reporting as of December 31, 2006, was effective. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which also audited our 2006 consolidated financial statements. Deloitte & Touche LLP’s audit report on management’s assessment of internal control over financial reporting is set forth herein.

ITEM 9B. OTHER INFORMATION

        None.

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of
ProxyMed, Inc. and subsidiaries
Atlanta, Georgia

        We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that ProxyMed, Inc. and its subsidiaries (d/b/a MedAvant Healthcare Solutions) (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

        In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2006 and our report dated March 15, 2007 expresses an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule, and includes explanatory paragraphs regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” on January 1, 2006 and the Company’s ability to continue as a going concern.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 15, 2007

PART III

        The information required in Item 10 (Directors, Executive Officers and Corporate Governance) with the exception of the information required by Item 401 of Regulation of S-K, Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships, Director Independence and Related Transactions), and Item 14 (Principal Accountant Fees and Services) is incorporated by reference to our definitive proxy statement for the 2007 Annual Meeting of Shareholders to be filed with the SEC.

        Our directors and executive officers are as follows:

Name	Age	Position
Eric D. Arnson	35	Executive Vice President, Product and Business Development
Edwin M. Cooperman (2) (3)	63	Director
Peter E. Fleming III	49	Executive Vice President, General Counsel
Lonnie W. Hardin	51	Executive Vice President, Operations
James Hudak (1) (2) (4)	63	Chairman of the Board
Adnane Khalil	38	Executive Vice President, Technology
John G. Lettko	49	Chief Executive Officer, President and Director
Allison W. Myers	29	Executive Vice President, Human Resources
Douglas J. O’Dowd	41	Executive Vice President, Chief Financial Officer and Treasurer
Emily J. Pietrzak	30	Executive Vice President, Sales and Account Management
Samuel R. Schwartz (1) (3)	57	Director
Teresa D. Stubbs	48	Executive Vice President, Marketing and Corporate Communications
Eugene R. Terry (1) (3)	68	Director

(1)	Member of the Audit Committee. Mr. Schwartz is currently the Chairman.
(2)	Member of the Compensation Committee. Mr. Cooperman is currently the Chairman.
(3)	Member of the Nominating Committee. Mr. Terry is currently the Chairman.
(4)	Appointed chairman in February, 2007.

        Eric D. Arnson joined us in December 1998 in conjunction with our acquisition of Key Communications Service, Inc. Mr. Arnson served as our Vice President and General Manager of Lab Services from January 2003 to August 2005. From August 2005 through present, he has served as our Executive Vice President, Product Management, and in October 2006 added Business Development to his responsibilities. From 1998 to 2003, Mr. Arnson held a number of positions within MedAvant including Product Manager, Vice President of Corporate Marketing and Vice President of Operations for Laboratory Services. Mr. Arnson holds a bachelor’s degree in marketing from the Indiana University School of Business.

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

        Peter E. Fleming III joined MedAvant in June 2006, as Executive Vice President and General Counsel. Mr. Fleming previously was counsel to the firm and a member of the litigation group at Curtis, Mallet-Prevost, Colt & Mosle LLP. Mr. Fleming is a former Assistant District Attorney for the City of New York and in private practice has participated in internal investigations and litigation related to a variety of compliance matters. In addition, he has counseled emerging growth companies and members of the private equity community by assisting both groups in their efforts to define, finance and grow their interests. He is admitted to the bars of New York, Connecticut and Pennsylvania, and to the U.S. District Court in the Districts of Connecticut, the Middle District of Florida and the Southern District of New York. He is an editor for the Law and Policy in International Business Journal. He received his bachelor’s degree from the University of Vermont in 1980 and his juris doctor from Georgetown University Law Center in 1985.

        Lonnie W. Hardin joined us in November 1997 in connection with our acquisition of US Health Data Interchange, Inc. Since November 2005, he has served as Executive Vice President, Operations, and from October 2000 until November 2005, he served as Senior Vice President of Payer Services. From November 1997 to October 2000, Mr. Hardin served as the Senior Vice President of Field Claims Operations. Prior to joining us, Mr. Hardin was employed by US Health Data Interchange, Inc. from 1991 through 1997, during which time he held the positions of Vice President — Sales/Marketing and General Manager. Mr. Hardin is currently on the Board of Directors for the Electronic Healthcare Network Accreditation Commission and the Association for Electronic Health Care Transactions.

        James B. Hudak joined the MedAvant Board of Directors in June 2006, the same month he retired as Chief Executive Officer of Behavioral Solutions, a $1.2 billion business segment of UnitedHealth Group. He was CEO of UnitedHealth Technologies from 1999 to 2003. Prior to UnitedHealth, Mr. Hudak spent 19 years at Accenture, formerly Andersen Consulting, where he rose to the position of global managing partner of the healthcare practice. He earned his bachelor's degree in economics from Yale University and master's degree in public policy from the University of Michigan where he chairs the Committee for the Gerald R. Ford School of Public Policy.

        Adnane Khalil joined MedAvant in June 2006 and is the Executive Vice President of Technology. He came to us from Emdeon Business Services where he served as Director of Corporate Technologies and Product Development for six years. Previous experiences include serving as Senior Manager of Applications, Implementation and Database Administration for Maxim Group, the database architect for pharmacy data warehousing for Kaiser Permanente and leader of ERP implementations worldwide for Dun & Bradstreet Software Services. He is a senior consultant for the U.S. Centers for Disease Control and Prevention. Mr. Khalil received his bachelor’s degree in computer science from the University of West Florida and his master’s degree in management from Brenau University.

        John G. Lettko was appointed as our Chief Executive Officer in May 2005 and as our President in October 2005. Prior to joining us, he served as Chief Executive Officer from February 2001 to February 2005 and as Chairman of the Board from January 2002 through February 2005 for Viewpointe Archive Services, a bank consortium providing paper and electronic check processing, archival and image exchange services to the financial industry. From October 1999 to February 2001, Mr. Lettko served as President of Xpede, Inc., a software provider to bank lenders, where he led the sales, marketing, business development and investor relations functions. Prior to that, Mr. Lettko spent 10 years at Electronic Data Systems, a Global IT outsourcing company, where he managed global accounts in Asia, Europe and the Americas. Mr. Lettko also held key positions at the Progressive Companies and Fleet National Bank, where he played central roles in the formation of several regional ATM networks. Mr. Lettko holds a master’s of business administration degree in finance and management information systems from State University of New York at Albany and a bachelor’s degree from Union College.

        Allison W. Myers joined us in June 2005 as part of a strategic task force focused on improving the company and currently serves as our Executive Vice President of Human Resources. Prior to joining us, Ms. Myers served from 2001 to 2005 for Viewpointe Archive Services, a bank consortium providing electronic check processing services to the financial industry. During her tenure at Viewpointe Archive Services, Ms. Myers specialized in facilities management, vendor relationships and organizational management. Ms. Myers received a bachelor’s degree in communications from Texas A&M University in College Station, Texas.

        Douglas J. O’Dowd joined us in March 2004 upon our acquisition of PlanVista Corporation. Mr. O’Dowd was named our Interim Chief Financial Officer in August 2005 and Chief Financial Officer in October 2005. While at PlanVista, Mr. O’Dowd held the position of Vice President and Controller from April 2002 until August 2005. From December 1999 to April 2002, Mr. O’Dowd served as Chief Financial Officer of NexTrade Holdings, Inc., a privately held corporation that is one of six electronic communications networks approved by the United States Securities and Exchange Commission. Prior to NexTrade, Mr. O’Dowd served as Corporate Controller from December 1996 to December 1999 of JLM Industries, Inc., a publicly traded petrochemical manufacturer and distributor worldwide, where he led the company’s initial public offering. Mr. O’Dowd began his career with Deloitte and Touche, where he was a Senior Accountant and Certified Public Accountant. Mr. O’Dowd received his master’s and bachelor’s degrees in accounting from the University of Florida.

        Emily J. Pietrzak joined us in June 2005 and currently serves as our Executive Vice President, Sales and Account Management. Prior to that time, she served as the Director of Communications from 2002 to 2005 for Viewpointe Archive Services, a bank consortium providing electronic check processing and archival services to the financial industry. Before joining Viewpointe Archive Services in 2002, Ms. Pietrzak served from 2001 to 2002 as the online editor for advertising agency Gear-Six, designing and launching online campaigns for the firm’s largest customer. In 2001, she also served as the senior marketing consultant for The Fourth Wall, Inc., a consulting firm specializing in marketing strategy and communications. Prior to that, Ms. Pietrzak led strategic planning and marketing activities as the marketing manager for Xpede, an online mortgage application company. Ms. Pietrzak began her career at Deloitte and Touche, LLP and she received a bachelor’s degree in business administration / finance from St. Mary’s College in California.

        Samuel R. Schwartz, CPA, was appointed as a director in June 2006 and serves as the Chairman of the Audit Committee. He is currently Senior Vice President, Chief Accounting Officer and Controller at CheckFree Corporation, a public company specializing in electronic payment processing and a leading provider of financial electronic commerce products and services with annual revenues approaching $1 billion. From 1998 through 2006, he was Vice President, Controller and Chief Accounting Officer and a member of the Executive Management Operating Committee of Serologicals Corporation, a public life science/ biotech company with annual revenues in excess of $300 million. Prior to joining Serologicals, he spent seven years as CEO/owner of a private manufacturing and distribution company and sixteen years in public accounting with Coopers & Lybrand, L.L.P., including five years as an audit partner. Mr. Schwartz received his bachelor’s of science degree in industrial management from Georgia Tech and master’s of business administration from Georgia State University.

        Teresa D. Stubbs joined MedAvant in 2001 as Director of Marketing and currently serves as Executive Vice President, Marketing and Corporate Communications. Ms. Stubbs has managed all aspects of corporate communications, including brand strategy, website development, advertising and public relations, and corporate, community and customer events. Her expertise includes new product introductions as five new product lines were launched while she was Manager of Communications and Advertising for Heartland Health in St. Joseph, Missouri. She has been involved with corporate rebranding efforts at Heartland Health and Dairyland Healthcare Solutions. Ms. Stubbs is a member of the National Investor Relations Institute. Ms. Stubbs earned a bachelor’s degree in English from Missouri Western State University.

        Eugene R. Terry was appointed as a director in August 1995. Mr. Terry is a pharmacist and is a Principal of T.C. Solutions, a privately-held investment and financial services consulting firm. From December 2001 through 2003, Mr. Terry was Director and Interim Chairman of Medical Nutrition. In 2001, Mr. Terry was a Director on the Board of In-Home Health, a Home Healthcare Company acquired by Manor Care, Inc. Since 2004, he has served as a Director and Consultant for MSO Medical, a bariatric surgery management company. In 1971, Mr. Terry founded Home Nutritional Support, Inc., (“HNSI”), one of the first companies established in the home infusion industry. In 1984, HNSI was sold to Healthdyne, Inc., and later to the W.R. Grace Group. From 1975 to 1984, Mr. Terry was also founder and Chief Executive Officer of Paramedical Specialties, Inc., a respiratory and durable medical equipment company, which was also sold to Healthdyne, Inc. Mr. Terry currently is a director of HCM, a prescription auditing firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page

(a)	(1)	The following consolidated financial statements are included in Part II, Item 8:
		Report of Independent Registered Public Accounting Firm	F-2
		Consolidated Balance Sheets — December 31, 2006 and 2005	F-3
		Consolidated Statements of Operations — Years Ended December 31, 2006, 2005 and 2004	F-4
		Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2006, 2005 and 2004	F-5
		Consolidated Statements of Cash Flows — Years Ended December 31, 2006, 2005 and 2004	F-6
		Notes to Consolidated Financial Statements	F-7
	(2)	The following schedule for the years 2006, 2005 and 2004 is submitted herewith:
		Schedule II — Valuation and Qualifying Accounts — Years Ended December 31, 2006, 2005 and 2004	F-26
	(3)	Exhibits required to be filed by Item 601 of Regulation S-K as exhibits to this Report are listed in the Exhibit Index appearing on pages 43 through 45	F-27

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROXYMED, INC.

By: /s/ John G. Lettko

John G. Lettko
Chief Executive Officer

Dated: March 15, 2007

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John G. Lettko	Director, Chief Executive Officer and	March 15, 2007

President ( Principal Executive Officer )
John G. Lettko

/s/ Douglas J. O’Dowd	Vice President, Finance and Chief Financial	March 15, 2007

Officer ( Principal Financial and Accounting Officer )
Douglas J. O’Dowd

/s/ James Hudak	Chairman of the Board	March 15, 2007

James Hudak

/s/ Edwin M. Cooperman	Director	March 15, 2007

Edwin M. Cooperman

/s/ Eugene R. Terry	Director	March 15, 2007

Eugene R. Terry

/s/ Samuel R. Schwartz	Director	March 15, 2007

Samuel R. Schwartz

EXHIBIT INDEX

Exhibit
No.	Description
2 .1	Agreement and Plan of Merger, dated as of December 5, 2003, by and among the Registrant, Planet Acquisition Corp. and PlanVista Corporation (incorporated by reference to Annex A of the Registration Statement on Form S-4, File No. 333-111024).

2 .2	Agreement and Plan of Merger and Reorganization, dated December 31, 2002, between ProxyMed, Inc., Davie Acquisition Corp., and MedUnite Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K File No. 000-22052, reporting an event dated December 31, 2002).

2 .3	Asset Purchase Agreement, dated July 30, 2002, between ProxyMed, Inc., and MDIP, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K File No. 000-22052, reporting an event dated July 31, 2002).

2 .4	Stock Purchase Agreement, dated May 6, 2002, between ProxyMed, Inc., and KenCom Communications & Services, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K File No. 000-22052, reporting an event dated May 6, 2002).

2 .5	Stock and Warrant Purchase Agreement between ProxyMed, Inc., and General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co., KG and GapStar, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 000-22052, reporting an event dated March 26, 2002).

2 .6	Asset Purchase Agreement, dated June 28, 2004, between ProxyMed, Inc., and Key Communications Services, Inc., and Key Electronics, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K File No. 000-22052, reporting an event dated July 30, 2004).

3 .1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

3 .2	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

3 .3	Articles of Amendment to Restated Articles of Incorporation of the Registrant dated March 1, 2004 (incorporated by reference to Exhibit 3.1 of Form 8-K File No. 000-22052, reporting an event dated March 2, 2004).

3 .4	Articles of Amendment to Articles of Incorporation of the Registrant dated May 22, 2002 (incorporated by reference to Exhibit 3.4 of Form 10-K for the period ended December 31, 2003).

3 .5	Articles of Amendment to Articles of Incorporation of the Registrant dated December 21, 2001 (incorporated by reference to Exhibit 3.1 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).

3 .6	Articles of Amendment to Articles of Incorporation of the Registrant dated August 21, 2001 (incorporated by reference to Exhibit 2.2 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).

3 .7	Articles of Amendment to Articles of Incorporation of the Registrant dated July 25, 2001 (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).

3 .8	Articles of Amendment to Articles of Incorporation of the Registrant dated July 7, 2000 (incorporated by reference to Exhibit 3.8 of Form 10-K for the period ended December 31, 2003).

3 .9	Articles of Amendment to Articles of Incorporation of the Registrant dated June 15, 2000 (incorporated by reference to Exhibit 3.4 of Form 10-Q/A for the period ended June 30, 2000).

4.1	Form of 7% Promissory Note, dated October 10, 2006, issued in connection with the Purchase Agreement, October 5, 2006 by and among ProxyMed, Inc., on the one hand, and Medical Resource, LLC, a Delaware limited liability company (“MRL”), all of the members of MRL (the “MRL Members”), National Provider Network, Inc., a Delaware corporation (“NPN”), the sole stockholder of NPN, Residential Health Care, Inc., a New Jersey corporation (“RHC”) and all of the shareholders of RHC, on the other hand.

Exhibit
No.	Description
10 .1	Amended and Restated Registration Rights Agreement, dated March 2, 2004, among the Registrant, General Atlantic Partners 77, L.P., General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, GapStar, LLC, GAPCO GmbH & Co. KG, PVC Funding Partners, LLC, ComVest Venture Partners, L.P., Shea Ventures, LLC, and Robert Priddy (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated March 2, 2004).

10 .2	Stock Purchase Agreement, dated as of December 5, 2003, among the Registrant, General Atlantic Partners 77, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG, PVC Funding Partners, LLC, ComVest Venture Partners, L.P., Shea Ventures, LLC, and Robert Priddy (incorporated by reference to Exhibit 2.2 of the Registration Statement on Form S-4, File No. 333-111024).

10 .3	Registration Rights Agreement, dated April 5, 2002, among the Registrant General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. KG (incorporated by reference to Exhibit 10.3 of Form 8-K, File No. 000-22052, reporting an event dated March 29, 2002).

10 .4	Registration Rights Agreement, dated December 31, 2002, among ProxyMed, Inc., and the holders of the 4% Convertible Promissory Notes (incorporated by reference to Exhibit 10.2 of Form 8-K File No. 000-22052, reporting an event dated December 31, 2002).

10 .5	Form of Indemnification Agreement for all Officers and Directors adopted May 22, 2002 (incorporated by reference to Exhibit 10.55 of Form 10-K for the period ended December 31, 2002).

10 .6	Registration Rights Agreement, dated May 6, 2002, between ProxyMed, Inc., and Deborah M. Kennedy and Colleen Phillips-Norton (incorporated by reference to Exhibit 10.1 of Form 8-K File No. 000-22052, reporting an event dated May 6, 2002).

10 .7	Registration Rights Agreement between ProxyMed, Inc., and General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, and GAPCO GmbH & Co. KG (incorporated by reference to Exhibit 10.3 of Form 8-K, File No. 000-22052, reporting an event dated March 26, 2002).

10 .8	Employment Agreement between ProxyMed, Inc. and Lonnie W. Hardin, dated March 29, 2001, (incorporated by reference to Exhibit 10.1 of Form 10-Q for the period ended March 31, 2001).*

10.9	Purchase Agreement, dated June 27, 1997, by and between the Company and Walgreen Co. (incorporated by reference to Exhibit 10.41 of Form 10-K for the period ended December 31, 2004).

10 .10	2006 Outside Director Stock Option Plan (incorporated by reference to Appendix D of the Proxy Statement filed on April 21, 2006).

10 .11	2002 Stock Option Plan, as amended, as restated effective April 18, 2006 (incorporated by reference to Appendix C of the Proxy Statement filed on April 21, 2006).

10 .14	2002 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.23 of Form 10-K for the period ended December 31, 2003).*

10 .15	2001 Stock Option Plan (incorporated by reference to Exhibit B of the Proxy Statement filed on June 22, 2001).*

10 .16	2000 Stock Option Plan (incorporated by reference to Exhibit B of the Proxy Statement filed on June 12, 2000).*

10 .17	2001/2 Stock Option Plan (incorporated by reference to Exhibit C of the Proxy Statement filed on June 12, 2000).*

10 .18	1997 Stock Option Plan (incorporated by reference to Exhibit A of the Proxy Statement filed on May 6, 1997).*

10 .19	Amended 1993 Stock Option Plan (incorporated by reference to Exhibit A of ProxyMed’s Proxy Statement for its 1994 Annual Meeting of Shareholders).*

Exhibit
No.	Description
10 .20	1995 Stock Option Plan (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).*

10 .21	Subscription Agreement, dated December 21, 2001, for the private placement issuance of up to $8,000,000 of ProxyMed, Inc., common stock (incorporated by reference to Exhibit 10.1 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).

10 .22	Placement Agency Agreement, dated December 18, 2001, between ProxyMed, Inc. and Commonwealth Associates, L.P. for the private placement issuance of up to $8,000,000 of ProxyMed, Inc., common stock (incorporated by reference to Exhibit 10.2 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).

10 .23	Conversion Agreement for Series C 7% Convertible Preferred Stock shareholder pursuant to conversion offer dated December 13, 2001 (incorporated by reference to Exhibit 10.3 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).

10 .24	Designation and Subscription Amendment Agreement for Series C 7% Convertible Preferred Stock shareholder pursuant to conversion offer dated December 13, 2001 (incorporated by reference to Exhibit 10.4 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).

10.25	Loan and Security Agreement, dated December 4, 2003, by and between ProxyMed, Inc., Key Communications Service, Inc., MedUnite, Inc., and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.34 of Form 10-K for the period ended December 4, 2003).

10.26	Revolver Note, dated December 4, 2003, issued in connection with the Loan and Security Agreement by and between ProxyMed, Inc., Key Communications Service, Inc., MedUnite, Inc., and Wachovia Bank, National Association, dated December 4, 2003 (incorporated by reference to Exhibit 10.35 of form 10-K for the period ended December 31, 2003).

10.27	Patent and Trademark Security Agreement effective as of December 4, 2003, between ProxyMed, Inc., Key Communications Service, Inc., MedUnite, Inc., and Wachovia Bank, National Association, (incorporated by reference to Exhibit 10.36 of Form 10-K for the period ended December 31, 2003).

10.28	Letter Agreement, dated March 8, 2005, between ProxyMed, Inc., and Lonnie J. Hardin (incorporated by reference to Exhibit 10.43 of Form 10-K for the period ended December 31, 2004).*

10.29	Security and Purchase Agreement, dated December 7, 2005, entered into between the Company, its various subsidiaries, and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.33 of Form S-1 File No. 13133, filed with the Securities and Exchange Commission on January 27, 2006).

10.30	Secured Term Note, dated December 7, 2005, entered into between the Company, its various subsidiaries, and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.34 of Form S-1 File No. 13133, filed with the Securities and Exchange Commission on January 27, 2006).

10.31	Secured Revolving Note, dated December 7, 2005, entered into between the Company, its various subsidiaries, and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.35 of Form S-1 File No. 13133, filed with the Securities and Exchange Commission on January 27, 2006).

10.32	Registration Rights Agreement, dated December 7, 2005, entered into between the Company and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.36 of Form S-1 File No. 13133, filed with the Securities and Exchange Commission on January 27, 2006).

10.33	Stock Pledge Agreement, dated December 7, 2005, entered into between the Company, PlanVista Corporation, and Laurus Master Fund, Ltd. Incorporated by reference to Exhibit 10.37 of Form S-1 File No. 13133, filed with the Securities and Exchange Commission on January 27, 2006.

10.34	Employment Agreement, dated May 17, 2006, entered into between the Company and Emily J. Pietrzak (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 23, 2006).

10.35	Employment Agreement, dated May 17, 2006, entered into between the Company and Allison Myers (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 23, 2006).

Exhibit
No.	Description
10.36	Employment Agreement, dated May 17, 2006, entered into between the Company and Douglas J. O’Dowd (incorporated by reference to Form 8- K filed with the Securities and Exchange Commission on May 23, 2006).

10.37	Employment Agreement, dated May 17, 2006, entered into between the Company and Eric Arnson (incorporated by reference to Form 8- K filed with the Securities and Exchange Commission on May 23, 2006).

10.38	Purchase Agreement with Medical Resource, LLC, a Delaware limited liability company (“MRL”), all of the members of MRL, National Provider Network, Inc., a Delaware corporation (“NPN”), the sole stockholder of NPN, Residential Health Care, Inc., a New Jersey corporation (“RHC”) and all of the shareholders of RHC (incorporated by reference to Form 8-K filed with the Securities and Exchange commission on October 23, 2006).

10.39	Employee Lease Agreement, dated October 10, 2006, between ProxyMed, Inc. and Residential Health Care, Inc. (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006).

10.40	Assignment and Assumption Agreement, dated October 10, 2006, between ProxyMed, Inc. and Residential Health Care, Inc. (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006).

10.41	Non-Competition and Non-Solicitation Agreement, dated October 10, 2006, between ProxyMed, Inc. and Harvey Mitgang (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006).

10.42	Non-Competition and Non-Solicitation Agreement, dated October 10, 2006, between ProxyMed, Inc. and John Zubak (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006).

14.1	Code of Business Ethics (incorporated by reference to the Company's web site at www.medavanthealth.com under the heading of Investor/Media Relations).

21	Subsidiaries of the Registrant.

23 .1	Consent of Deloitte & Touche LLP.

31 .1	Certification by John G. Lettko, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(A) and 15d-14(A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 .2	Certification by Douglas J. O’Dowd, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(A) and 15d-14(A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 .1	Certification by John G. Lettko, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 .2	Certification by Douglas J. O’Dowd, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensating plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ProxyMed, Inc. and subsidiaries
Atlanta, Georgia

        We have audited the accompanying consolidated balance sheets of ProxyMed, Inc. and its subsidiaries (d/b/a MedAvant Healthcare Solutions) (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows each of the three years in the period ended December 31, 2006. Our audit also included the consolidated financial statement schedule listed in the index at Item 15(a)(2) for each of the three years in the period ended December 31, 2006. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations, its changes in stockholders’ equity, and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As described in Note 1 to the consolidated financial statements, on January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

        Also as described in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's declining revenues, recurring losses from operations, accumulated deficit and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 15, 2007

PROXYMED, INC., AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005

	(Amounts in thousands except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$682	$5,546
Accounts receivable — trade, net of allowance for doubtful accounts of $3,777 and $5,525, respectively	15,045	15,976
Other receivables	91	140
Inventory, net	759	1,030
Restricted cash	—	75
Other current assets	1,295	950

Total current assets	17,872	23,717
Property and equipment, net	5,555	4,322
Goodwill	26,480	26,444
Purchased technology, capitalized software and other intangible assets, net	19,702	17,879
Other long-term assets	2,631	3,279

Total Assets	$72,240	$75,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, and accrued expenses and other current liabilities	$10,842	$14,009
Current portion of capital leases	1,041	—
Notes payable and current portion of long-term debt	12,512	8,584
Deferred revenue	439	334
Income taxes payable	674	775

Total current liabilities	25,508	23,702
Income taxes payable	238	911
Convertible notes	13,137	13,137
Other long-term debt	3,992	3,335
Long-term portion of capital leases	1,296	—
Long-term deferred revenue and other long-term liabilities	645	1,652

Total liabilities	44,816	42,737

Stockholders’ equity:
Series C 7% Convertible Preferred Stock — $.01 par value. Authorized 300,000 shares;
issued 253,265 shares; outstanding 2,000; liquidation preference $100	—	—
Common Stock — $.001 par value. Authorized 30,000,000 shares; issued and
outstanding 13,210,188, and 13,203,702 shares, respectively	14	14
Additional paid-in capital	243,387	242,297
Unearned compensation	—	(40)
Accumulated deficit	(215,977)	(209,367)

Total stockholders’ equity	27,424	32,904

Total liabilities and stockholders’ equity	$72,240	$75,641

The accompanying notes are an integral part of these consolidated financial statements.

PROXYMED, INC., AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2006, 2005 and 2004

(Amounts in thousands except share and per share data)
	2006	2005	2004

Net revenues:
Transaction fees, cost containment services and license fees	$56,240	$67,909	$73,538
Communication devices and other tangible goods	9,222	9,610	16,708

	65,462	77,519	90,246

Costs and expenses:
Cost of transaction fees, cost containment services and
license fees, excluding depreciation and amortization	13,944	20,674	22,626
Cost of laboratory communication devices and other tangible
goods, excluding depreciation and amortization	5,389	6,150	11,586
Selling, general and administrative expenses	41,787	47,962	48,023
Depreciation and amortization	7,379	9,305	9,763
Loss on disposal of assets	12	14	47
Litigation settlements	321	175	175
Write-off of impaired assets	—	96,416	—

	68,832	180,696	92,220

Operating loss	(3,370)	(103,177)	(1,974)
Other income, net	—	1	134
Interest expense, net	(3,240)	(2,118)	(1,920)

Loss before income taxes	(6,610)	(105,294)	(3,760)
Provision for income taxes	—	—	40

Net loss	$(6,610)	$(105,294)	$(3,800)

Basic and diluted weighted average shares outstanding	13,207,789	12,707,695	11,617,601

Basic and diluted loss per share	$(0.50)	$(8.29)	$(0.33)

The accompanying notes are an integral part of these consolidated financial statements.

PROXYMED, INC., AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
for Years Ended December 31, 2006, 2005 and 2004

	Series C Preferred Stock		Common Stock

	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Receivable from Stockholder
									Total

	(Amounts in thousands except for share and per share data)
Balances, December 31, 2003	2,000	$—	6,784,118	$7	$146,230	$—	$(100,273)	$(186)	$45,778
Exercise of stock options	—	—	1,558	—	16	—	—	—	16
Exercise of warrants	—	—	549,279	—	8,750	—	—	—	8,750
Common Stock issued for acquired business	—	—	3,600,000	4	59,756	—	—	—	59,760
Sales of Common Stock, net	—	—	1,691,227	2	24,048	—	—	—	24,050
Unearned compensation charge for options	—	—	—	—	295	(295)	—	—	—
Compensatory option charges	—	—	—	—	92	182	—	—	274
Compensatory option charges included in loss from disposal	—	—	—	—	68	—	—	—	68
Repayment of note receivable from shareholder	—	—	—	—	—	—	—	186	186
Net loss	—	—	—	—	—	—	(3,800)	—	(3,800)

Balances, December 31, 2004	2,000	—	12,626,182	13	239,255	(113)	(104,073)	—	135,082
Compensatory option charges	—	—	—	—	173	73	—	—	246
Issuance of Common Stock	—	—	577,520	1	2,869	—	—	—	2,870
Net loss	—	—	—	—	—	—	(105,294)	—	(105,294)

Balances, December 31, 2005	2,000	—	13,203,702	14	242,297	(40)	(209,367)	—	32,904
SFAS 123R adoption	—	—	—	—	1,067	40	—	—	1,107
Exercise of stock options	—	—	6,486	—	23	—	—	—	23
Net loss	—	—	—	—	—	—	(6,610)	—	(6,610)

Balances, December 31, 2006	2,000	$—	13,210,188	$14	$243,387	$—	$(215,977)	$—	$27,424

The accompanying notes are an integral part of these consolidated financial statements.

PROXYMED, INC., AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(6,610)	$(105,294)	$(3,800)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	7,379	9,305	9,763
Provision for doubtful accounts	—	—	858
Provision for obsolete inventory	31	214	92
Non-cash interest expense (income)	1,033	—	(59)
Loss (gain) on settlement of liability	321	175	(134)
Write-off of impaired assets	—	96,416	—
Share based compensation	1,104	246	275
Loss on disposal of fixed assets	20	14	47
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable and other receivables	1,004	1,615	548
Inventory	240	531	(1,329)
Other current assets	(471)	706	465
Accounts payable, accrued expenses and other current liabilities	(3,157)	(678)	124
Accrued expenses of PlanVista paid by MedAvant	—	—	(4,011)
Deferred revenue	91	(357)	137
Income taxes payable	(712)	1,471	(418)
Other, net	(396)	819	(727)

Net cash (used in) provided by operating activities	(123)	5,183	1,831

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(3,300)	—	782
Capital expenditures	(856)	(2,295)	(3,440)
Capitalized software	(1,405)	(557)	(909)
Collection of notes receivable	—	—	374
Proceeds from sale of fixed assets	4	57	4,526
Decrease in restricted cash	75	—	215
Payments for acquisition-related costs	—	—	(884)

Net cash (used in) provided by investing activities	(5,482)	(2,795)	664

Cash flows from financing activities:
Net proceeds from sale of Common Stock	—	500	24,100
Net proceeds from exercise of stock options and warrants	23	—	8,766
Draws on line of credit	57,707	47,015	4,900
Repayments of line of credit	(54,742)	(39,517)	(4,900)
Payment of related party note payable	—	(18,894)	(2,000)
Borrowings on notes payable	—	4,070	—
Debt issuance costs	(261)	(857)	—
Payment of notes payable, long-term debt and capital leases	(1,986)	(1,533)	(26,320)

Net cash provided by (used in) financing activities	741	(9,216)	4,546

Net (decrease) increase in cash and cash equivalents	(4,864)	(6,828)	7,041
Cash and cash equivalents at beginning of year	5,546	12,374	5,333

Cash and cash equivalents at end of year	$682	$5,546	$12,374

The accompanying notes are an integral part of these consolidated financial statements.

PROXYMED, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Business and Summary of Significant Accounting Policies

        (a) Business — ProxyMed, Inc., (“ProxyMed,” or “the Company” or “MedAvant”) is an information technology company that facilitates the exchange of medical claim and clinical information among doctors, hospitals, medical laboratories, pharmacies, and insurance payers. MedAvant also enables the electronic transmission of laboratory results and prescription orders. MedAvant’s corporate headquarters are located in Norcross, Georgia and its products and services are provided from various operational facilities located throughout the United States. The Company also operates its clinical computer network and portions of its financial and real-time production computer networks from a secure, third-party co-location site in Atlanta, Georgia, and a second data center in Richardson, Texas.

        (b) Going Concern — Over the last several years the Company has experienced declining revenues, recurring losses from operations and have limitations on its access to capital. The Company's working capital deficit was approximately $7.6 million and its accumulated deficit was approximately $216.0 million at December 31, 2006. The Company had availability under its revolving credit facility of approximately $4.5 million at December 31, 2006 and approximately $3.1 million as of March 13, 2007.

        The Company closely monitors its liquidity, capital resources and financial position on an ongoing basis, and is continuing efforts to reduce costs and increase revenues through new product launches and expanded relationships with certain customers. In addition, the Company is reviewing several strategic and operational initiatives that the Company believes would reverse some of these negative trends and also address its current liquidity issues. These initiatives include a review of strategic assets, certain product offerings and additional cost cutting initiatives while continuing efforts to seek additional sources of long term financing.

        (c) Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

        (d) Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        (e) Revenue Recognition — Revenue is derived from the Company’s Transaction Services and Laboratory Communication Solutions segments.

        In its Transaction Services segment, the Company provides transaction and value-added services principally between healthcare providers and insurance companies, and physicians and pharmacies. Such transactions and services include claims processing, insurance eligibility verification, claims status inquiries, referral management, electronic remittance advice, patient statement processing, encounters and PPO transaction services including claims repricing and bill negotiation. In the Laboratory Communication Solutions segment, the Company sells, rents and services intelligent remote reporting devices and provides lab results reporting through its software products.

        Transaction Services revenues are derived from insurance payers, pharmacies and submitters (physicians and other entities including billing services, practice management software vendors and claims aggregators). Such revenues are recorded on either a per transaction fee basis or on a flat fee basis (per physician, per tax ID, etc.) and are recognized in the period in which the service is rendered. Agreements between the Company and payers or pharmacies span one to three years on a non-exclusive basis. Agreements with submitters are generally for one year, renew automatically and are generally terminable thereafter upon 30 to 90 days notice. Transaction fees vary according to the type of transaction and other factors, including volume level commitments.

        Revenue from the PPO business in the Transaction Services segment is recognized when the services are performed and are recorded net of their estimated allowances. These revenues are primarily in the form of fees generated from the discounts the Company secures for the payers that access its provider network. The Company enters into agreements with its healthcare payer customers that require them to pay a percentage of the cost savings generated from the Company’s network discounts with participating providers. These agreements are generally terminable upon 90 days notice. Revenue from a percentage of savings contract is generally recognized when the related claims processing and administrative services have been performed. The remainder of the Company’s revenue from its PPO business is generated from customers that pay a monthly fee based on eligible employees enrolled in a benefit plan covered by the Company’s health benefits payers’ clients.

        Also in the Transaction Services segment, certain transaction fee revenue is subject to revenue sharing pursuant to agreements with resellers, vendors or gateway partners and is recorded as gross revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Such revenue sharing amounts are based on either a per transaction amount or a percentage of revenue basis and may involve increasing amounts or percentages based on transaction or revenue volumes achieved.

        Revenue from certain up-front fees charged primarily for the development of electronic transactions for payers and the implementation of services for submitters in the Transaction Services segment is amortized ratably over three years, which is the expected life of customer agreements, in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”).

        Revenue from support and maintenance contracts on the Company’s products in both the Transaction Services and Laboratory Communication Solutions segments is recognized ratably over the contract period, which does not exceed one year. Such amounts are billed in advance and established as deferred revenue. In our Laboratory Communication Solutions segment, revenue from sales of inventory and manufactured goods is recognized in accordance with SAB No. 104.

        Revenues from maintenance fees on laboratory communication devices are charged on an annual or quarterly basis and are recognized ratably over the service period. Service fees may also be charged on a per event basis and are recognized after the service has been performed.

        Revenue from the rental of laboratory communication devices is recognized ratably over the applicable period of the rental contract. Such contracts require monthly rental payments and have terms of one to three years, then renew on a month to month basis after the initial term is expired. Contracts may be cancelled upon 30 days notice. A significant amount of rental revenues are derived from contracts that are no longer under the initial non-cancelable term. At the end of the rental period, the customer may return or purchase the unit for fair market value. Upon sale of the revenue earning equipment, the gross proceeds are included in net revenues and the undepreciated cost of the equipment sold is included in cost of sales.

        (f) Fair Value of Financial Instruments — Cash and cash equivalents, notes and other accounts receivable and restricted cash are financial assets with carrying values that approximate fair value. Accounts payable, other accrued expenses and liabilities, notes payable and short-term and long-term debt are financial liabilities with carrying values that approximate fair value. The notes payable bear interest rates that approximate market rates.

        (g) Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash balances in excess of immediate needs are invested in bank certificates of deposit, money market accounts and commercial paper with high-quality credit institutions. At times, such amounts may be in excess of FDIC insurance limits. The Company has not experienced any loss to date on these investments. Cash and cash equivalents used to support collateral instruments, such as letters of credit, are reclassified as either current or long-term assets depending upon the maturity date of the obligation they collateralize.

        (h) Reserve for Doubtful Accounts/Revenue Allowances/Bad Debt Estimates — The Company relies on estimates to determine revenue allowances, bad debt expense and the adequacy of the reserve for doubtful accounts receivable. These estimates are based on the Company’s historical experience and the industry in which it operates. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, in the PPO business, the Company evaluates the collectibility of its accounts receivable based on a combination of factors, including historical collection ratios. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off history and the length of time the receivables are past due. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for losses.

        (i) Inventory — Inventory, consisting of component parts, materials, supplies and finished goods (including direct labor and overhead) used to manufacture laboratory communication devices, is stated at the lower of cost (first-in, first-out method) or market. Reserves for inventory shrinkage are maintained and are periodically reviewed by management based on our judgment of future realization.

        (j) Property and Equipment — Property and equipment is stated at cost and includes revenue earning equipment. Depreciation of property and equipment is calculated on the straight-line method over their estimated useful lives, generally 2 to 7 years. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Upon sale or retirement of property and equipment, the cost and related  accumulated depreciation are eliminated from the accounts and any resulting gains or losses are reflected in operating expenses for the period. Maintenance and repair of property and equipment are charged to expense as incurred. Renewals and betterments are capitalized and depreciated. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-lived Assets,” management periodically reviews the carrying value of the Company’s fixed assets to determine if events or circumstances have changed which may indicate that the assets may be impaired or the useful life may need to be revised. The Company considers internal and external factors relating to each asset, including expectation of future profitability, undiscounted cash flows and its plans with respect to the operations. SFAS No. 144 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets’ net carrying amounts. The impairment loss is measured by comparing the estimated fair value of the asset to its net carrying amount.

        (k) Intangible Assets

        Goodwill — As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is reviewed at least annually for impairment and between annual tests in certain circumstances. We completed our most recent test as of December 31, 2006 and concluded that there was no impairment of our goodwill. To the extent that future cash flows differ from those projected in our analysis, fair value of the Company’s goodwill may be affected and this may result in an impairment charge.

        Other Intangibles — Other acquired intangible assets, consisting of customer relationships and provider networks, are being amortized on a straight-line over their estimated useful lives of 7 years. Management periodically reviews the carrying value of the Company’s other intangible assets to determine if events or circumstances have changed which may indicate that the assets may be impaired or the useful life may need to be revised. The Company considers internal and external factors relating to each asset, including expectation of future profitability, undiscounted cash flow and its plans with respect to the operations. SFAS No. 144 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets’ net carrying amounts. The impairment loss is measured by comparing the estimated fair value of the asset to its net carrying amount.

        Purchased Technology, Capitalized Software and Research and Development — The Company has capitalized amounts related to various software and technology that it has purchased or developed for its own internal systems use. Internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation of hardware and testing. Costs of upgrades and major enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades are expensed as incurred. All other costs are expensed as incurred as research and development expenses (and are included in selling, general and administrative expenses). Capitalized internal-use software development costs are periodically evaluated by the Company for indications that the carrying value may be impaired or that the useful lives assigned may be excessive. This evaluation indicates whether assets will be recoverable based on estimated future cash flows on an undiscounted basis, and if they are not recoverable, an impairment charge is recognized if the carrying value exceeds the estimated fair value. Purchased technology and capitalized software are being amortized on a straight-line basis over their estimated useful lives of 3-12 years. Purchased technology and capitalized software and related accumulated amortization are removed from the accounts when fully amortized and are no longer being utilized. Software development costs incurred prior to the application development stage are charged to research and development expense when incurred. Research and development expense of approximately $3.8 million in 2006, $3.2 million in 2005, and $2.3 million in 2004 was included in selling, general and administrative expenses.

        (l) Income Taxes — Deferred income taxes are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are also established for the future tax benefits of loss and credit carryovers. Valuation allowances are established for deferred tax assets when, based on the weight of available evidence, it is deemed more likely than not that such amounts will not be realized.

        (m) Net Loss Per Share — The Company incurred net losses for the years ended December 31, 2006, 2005 and 2004. Basic and diluted net loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding during the period. The following schedule sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

	(In thousands except for share and per share data)

Net loss applicable to common shareholders	$(6,610)	$(105,294)	$(3,800)

Common Shares outstanding:
Weighted average common shares used in computing basic and diluted net loss per share	13,207,789	12,707,695	11,617,601
Plus incremental shares from assumed conversions:
Convertible Preferred Stock	—	—	—
Stock options	—	—	—
Warrants	—	—	—

Weighted average common shares used in computing basic and diluted net loss per share	13,207,789	12,707,695	11,617,601

Basic and diluted net loss per common share:	$(0.50)	$(8.29)	$(0.33)

        The following shares were excluded from the calculation of net loss per share for the years noted because their effects would have been anti-dilutive:

	2006	2005	2004

Convertible Preferred Stock	13,333	13,333	13,333
Stock options	1,769,917	1,750,167	1,812,909
Warrants	13,333	857,215	900,049

	1,796,583	2,620,715	2,726,291

        Additionally, 238,989 shares issuable upon conversion of $4.4 million in convertible notes (as a result of meeting the first revenue threshold in the first quarter of 2004) issued in connection with the Company’s acquisition of MedUnite in December 2002, are excluded from the calculation for years ended December 31, 2006, 2005, and 2004 because their effect would also be anti-dilutive.

        (n) Share-based Compensation — Prior to January 1, 2006, the Company accounted for options granted in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees;” thus, no compensation expense was recognized because the exercise price of all options granted equaled the fair market value on the date of the grant.

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), using the modified prospective method. Under that method, compensation cost recognized in the twelve-month period ended December 31, 2006 is recognized as the requisite service is rendered and includes: (a) compensation cost for the portion of share-based awards granted prior to and that are outstanding as at January 1, 2006, for which the requisite service has not been rendered, based on the grant-date fair value of those awards as calculated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). Results for prior periods have not been restated.

        For the Company, the adoption of Statement No. 123(R) has resulted in an increase of net loss of $1.1 million for the year ended December 31, 2006. The adoption of Statement No. 123(R) has also resulted in an increase in basic and diluted loss per share of $0.08 for the year ended December 31, 2006.

        The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation for the years ended December 31, 2005 and 2004:

	2005	2004

	(In thousands except for per share data)

Net loss applicable to common shareholders, as reported	$(105,294)	$(3,800)

Deduct: Total stock-based employee pro forma compensation expense determined
under fair value based method for all awards, net of related tax effects (1)	(1,393)	(2,717)
Add back charges already taken for intrinsic value of options	73	115

Pro forma net loss	$(106,614)	$(6,402)

Basic and diluted net income (loss) per common share:
As reported	$(8.29)	$(0.33)
Pro forma	(8.39)	(0.55)

(1) The following assumptions were used in the calculation of pro forma compensation expense for the periods presented:
Risk-free interest rate	4.0-4.6%	3.8%-4.8%
Expected life	6 years	6 years
Expected volatility	82%-85%	75%-77%
Dividend yield	0%	0%

        (o) New Accounting Pronouncements — In July 2006, the FASB issued FASB Interpretation No. 48, or FIN No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” which is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any transition adjustments will be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle in the accompanying financial statements. The Company is currently evaluating the potential impact of the adoption of this interpretation on its consolidated financial position and results of operations.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for financial statements issued for the fiscal year beginning after November 15, 2007. SFAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS No. 157 also expands disclosure requirements to include: (a) the fair value measurements of assets and liabilities at the reporting date, (b) segregation of assets and liabilities between fair value measurements based on quoted market prices and those based on other methods and (c) information that enables users to assess the method or methods used to estimate fair value when no quoted price exists. The Company is currently in the process of reviewing this guidance to determine its impact on its consolidated financial position and results of operations.

        In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 were effective for the Company for the year ended December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

(2) Acquisitions of Businesses and Sale of Assets

        (a) Medical Resources — On October 5, 2006, we entered into a Purchase Agreement, effective October 10, 2006, with Medical Resources, LLC, a Delaware limited liability company (“MRL”), all of the members of MRL, National Provider Network, Inc., a Delaware corporation (“NPN”), the sole stockholder of NPN, Residential Health Care, Inc., a New Jersey corporation (“RHC”) and all of the shareholders of RHC (cumulatively the “Selling Parties”). Pursuant to the Purchase agreement we purchased: (i) one hundred percent of the membership interests of MRL, (ii) one hundred percent of the outstanding capital stock of NPN; and (iii) all of the contracts and certain data of RHC related to RHC’s Preferred Provider Organization business. The aggregate purchase price of $5,075,000 was paid as follows:

        a. $3.1 million in cash at the time of closing, and
        b. $2.0 million in 7% promissory notes payable in 24 equal monthly installments of principal and interest beginning in November 2006.

        The allocation of the purchase price is as follows:

(dollars in thousands)

Cash	$3,000
Notes Payable	2,000
Other	75

Purchase Price	$5,075

Allocation of Purchase Price:
Customer Relationships	$516
Provider Network	4,555
Equipment	4

Total	$5,075

        The following unaudited pro forma summary presents the consolidated results of operations of the Company and MRL as if the acquisition of this business had occurred on January 1, 2006. These pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on that date, or of the results that may occur in the future:

Unaudited (dollars in thousands, excepting per share data)
Net revenues	$66,627
Cost of Goods Sold	19,525
Selling, General and Administrative Expenses	42,008
Operating Loss	(2,633)
Interest Expense	(3,710)
Net Loss	(6,343)
Basic and Diluted Net Loss per Share of Common Stock	$(0.48)

        (b) Zeneks — On February 14, 2006, we acquired substantially all the assets and operations of Zeneks, Inc. (“Zeneks”), a privately held bill negotiation services company based in Tampa, Florida, for $225,000 cash plus certain assumed liabilities. The operations of Zeneks are included in our Transactions Services segment results of operations and cash flows since February 14, 2006. The impact of this acquisition on the Company’s results of operations for the year ended December 31, 2006 was not material. Therefore, no pro forma information has been included herein.

        The allocation of the purchase price is as follows:

(dollars in thousands)
Cash	$225
Assumed Liabilities	79

Purchase Price	304
Allocation of Purchase Price:
Customer Contracts	104
Provider Network Payable	136
Accounts Receivable	24
Equipment	5

Goodwill	$35

        (c) PlanVista — On March 2, 2004, the Company acquired all of the capital stock of PlanVista Corporation, a publicly-held company located in Tampa, Florida and Middletown, New York that provides medical cost containment and business process outsourcing solutions, including claims repricing services, for the medical insurance and managed care industries, as well as services for healthcare providers, including individual providers, preferred provider organizations and other provider groups, for 3,600,000 shares of the Company’s Common Stock issued to PlanVista’s shareholders. In addition, the Company assumed debt and other liabilities of PlanVista totaling $46.4 million, and incurred $1.3 million in acquisition related expenses. The value of these shares was $59.8 million based on the average closing price of ProxyMed’s common stock for the day of and the two days before and after the announcement of the definitive agreement on December 8, 2003 in accordance with EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in Purchase Business Combination.” Additionally, the Company

raised $24.1 million in a private placement sale of 1,691,227 shares of its common stock to various entities affiliated with General Atlantic Partners and Commonwealth Associates to partially fund repayment of PlanVista’s debts and other obligations outstanding at the time of the acquisition. The acquisition enables the Company to offer a new suite of products and services, provide new end-to-end services, increase sales opportunities with payers, strengthen business ties with certain customers, expand technological capabilities, reduce operating costs and enhance its public profile.

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

        All officers and employees of PlanVista, with the exception of PlanVista’s Chief Financial Officer, continued employment with the Company. In May 2004, PlanVista’s Chief Executive Officer announced his resignation and effective September 1, 2004, he became a consultant to the Company. Under the terms of this agreement, he is allowed to continue to vest in the stock options he received at the time of the acquisition of PlanVista (see Note 11).

        Additionally, certain officers, directors and employees of PlanVista were granted options to purchase an aggregate of 200,000 shares of the Company’s Common Stock at an exercise price of $17.74 per share. Of these original options granted, 173,120 were to vest two-thirds on the first anniversary date of the grant and one-third on the third anniversary date of the grant. Since the exercise price was less than the market price as of the date of issuance, the Company is recording periodic non-cash compensation charges over the vesting period of the options based on the intrinsic value method. For the year ended December 31, 2004, the Company recorded a non-cash compensation charge of $0.1 million for these options. Subsequent to the original issuance of these options, 10,608 stock options have been cancelled due to separation of employment with the Company. In addition, 68,543 granted to the PlanVista’s former Chief Executive Officer as a result of his resignation effective September 1, 2004 have been modified due to his change in employment status (see Note 13). The balance of 26,880 options was granted to PlanVista’s former Chief Financial Officer in connection with a consulting arrangement with him. Fifty percent of these options vested immediately upon the change of control and 25% vest on each of the three month and six month anniversaries of the change in control. The Company recorded a charge of approximately $0.1 million in compensation expense associated with this grant in the three months ended March 31, 2004 utilizing a Black-Scholes model using the following assumptions: risk-free interest rate of 1.2%, expected life of 9 months, expected volatility of 42% and no dividend yield.

        The following unaudited pro forma summary presents the consolidated results of operations of the Company and PlanVista as if the acquisition of this business had occurred on January 1, 2004. These pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on that date, or of the results that may occur in the future:

(In thousands except for per share data)
2004

Revenues	$95,914
Cost of sales	(35,655)
Selling, general and administrative expenses	(50,373)
Operating loss	(881)
Interest expense, net	(2,227)
Net loss	(3,114)
Basic and diluted net loss per share of Common Stock	$(0.25)

        (d) Sale of Certain Laboratory Communication Solutions Assets - On June 30, 2004, the Company sold certain assets and liabilities of its Laboratory Communication Solutions segment that were used in its non-core contract manufacturing business to an entity formed by a former executive of the Company for $4.5 million in cash. Under terms of the sale agreement, the Company received $3.5 million in cash at closing and received the balance of $1.0 million in cash in July and August 2004 upon presentation of final accounting.

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

(3) Equity Transactions

        (a) Common Stock - On April 5, 2002, the Company sold 1,569,366 shares of unregistered common stock at $15.93 per share (the “Primary Shares”) in a private placement to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., Gapstar, LLC, GAPCO GmbH & Co. KG. (the “General Atlantic Purchasers”), four companies affiliated with General Atlantic Partners, LLC (“GAP”), a private equity investment fund and received net proceeds of $24.9 million. In addition, the Company also issued two-year warrants for the purchase of 549,279 shares of Common Stock exercisable at $15.93 per share (the “GAP Warrants”). No placement agent was used in this transaction. The Company granted the General Atlantic Purchasers and certain of their transferees and affiliates certain demand and “piggy back” registration rights starting one year from closing. Additionally, in connection with the transaction, a managing member of GAP was appointed as a director to fill a vacancy on the Company’s Board of Directors.

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

        As more fully discussed in Note 2 (c), on March 2, 2004, the Company issued 3,600,000 shares of its common stock in its acquisition of PlanVista. Additionally, the Company raised $24.1 million in a private placement sale of 1,691,227 shares its Common Stock to various entities affiliated with General Atlantic Partners and Commonwealth Associates to partially fund repayment of PlanVista’s debts and other obligations outstanding at the time of the acquisition.

        On December 7, 2005, we entered into a loan transaction with Laurus Master Funds, Ltd.(“Laurus”) pursuant to which Laurus extended $20.0 million in financing to us in the form of a $5.0 million secured term loan and a $15.0 million secured revolving credit facility. In connection with this loan agreement, we issued 500,000 shares of our Common Stock to Laurus during December 2005. See Note 9 for a full discussion of our Debt Obligations.

        Mr. Lettko, the Company’s Chief Executive Officer, was obligated to purchase no less than $500,000 unregistered Company shares at the price at which the Company’s shares closed on the NASDAQ system on May 10, 2005.

        (b) Series C Preferred Stock — As of both December 31, 2006 and 2005, there were 2,000 unconverted shares of Series C Preferred Stock, which are non-cumulative, and convertible into 13,333 shares of Common Stock.

        (c) Series C Warrants — In 2002, 8,333 Series C Warrants were converted into 1,190 shares of Common Stock. As of December 31, 2004, Series C Warrants remained outstanding to purchase 42,833 shares of Common Stock. The remaining Series C Warrants expired in June 2005.

        (d) Other Warrants — In conjunction with a joint marketing agreement entered into between the Company and a subsidiary of First Data Corporation (“FDC”), an electronic commerce and payment services company, in July 2003, the Company issued to FDC a warrant agreement under which FDC may have been entitled to purchase up to 600,000 of the Company’s common stock at $16.50 per share. The ability of FDC to exercise under the warrant agreement was dependent upon the Company achieving certain revenue-based thresholds under such joint marketing agreement over a three and one-half year period. Additionally, in connection with this agreement, four entities affiliated with GAP, investors in the Company, received an aggregate of 243,882 warrants, as a result of pre-emptive rights relating to their investment in the Company in April 2002. The GAP warrant agreements were subject to the same terms and conditions as those issued to FDC and were exercisable only if FDC’s right to exercise under its warrant agreement was perfected. At the time any of the revenue thresholds had been met, the Company would have recorded a charge in its statement of operations for the value of the FDC warrants. However, both the FDC and GAP warrants were not exercised, and expired in December 2006.

        As of December 31, 2006, there are 13,333 warrants exercisable at $149.40 through June 2007 issued in connection with a 1997 business transaction consummated by the Company.

        (e) Other — The Company has remaining 1,555,000 authorized but unissued shares of Preferred Stock, par value $0.01 per share, which are entitled to rights and preferences to be determined at the discretion of the Board of Directors.

(4) Segment information

        The Company operates in two reportable segments that are separately managed: Transaction Services and Laboratory Communication Solutions. Transaction Services includes claims processing, PPO and pharmacy services. Laboratory Communication Solutions includes the sale, lease and service of communication devices principally to laboratories (and through June 30, 2004, the contract manufacturing of printed boards (“Laboratory Services”). As a result of a re-alignment of its corporate overhead functions (i.e., executives, finance, legal, human resources, facilities, insurance, etc.) in the second quarter of 2004, the Company began reporting these expenses and assets as part of its Transaction Services segment. International sales were attributable to the contract manufacturing assets of Laboratory Communication Solutions segment that was sold on June 30, 2004. Due to the bundling of our products and services, it is impractical to break out revenue by product within each segment.

	Year Ended December 31,

	2006	2005	2004

	(In thousands)
Net revenues by operating segment:
Transaction Services	$53,983	$66,042	$71,304
Laboratory Communication Solutions	11,479	11,477	18,942

	$65,462	$77,519	$90,246

Net revenues by geographic location:
Domestic	$65,462	$77,519	$90,140
International (1)	—	—	106

	$65,462	$77,519	$90,246

Operating income (loss) by operating segment:
Transaction Services	$(6,210)	$(104,415)	$(3,115)
Laboratory Communication Solutions	2,840	1,238	1,938
Corporate	—	—	(797)

	$(3,370)	$(103,177)	$(1,974)

Depreciation and amortization by operating segment:
Transaction Services	$7,076	$8,788	$8,718
Laboratory Communication Solutions	303	517	823
Corporate	—	—	222

	$7,379	$9,305	$9,763

Capital expenditures and capitalized software by operating segment:
Transaction Services	$2,121	$2,355	$3,957
Laboratory Communication Solutions	140	497	392

	$2,261	$2,852	$4,349

Total assets by operation segment:
Transaction Services	$57,145	$63,186	$173,066
Laboratory Communication Solutions	15,095	12,455	11,342

	$72,240	$75,641	$184,403

(1) All amounts are transacted in US Dollars ("$")

(5) Inventory

        Inventory consists of the following at December 31:

	2006	2005

	(In thousands)

Materials, supplies and component parts	$262	$290
Work in process	87	84
Finished goods	410	656

Total	$759	$1,030

        Inventory is accounted for under the average cost method. These inventories are in our Laboratory Communications Segment. There is no reserve for obsolescence at December 31, 2006 and 2005.

(6) Property and Equipment

        Property and equipment consists of the following at December 31:

	2006	2005	Estimated useful lives

	(In thousands)

Furniture, fixtures and equipment	$1,872	$2,263	4 to 7 years
Computer hardware and software	14,354	12,851	2 to 5 years
Service vehicles	86	141	5 years
Leasehold improvements	521	603	The shorter of the estimated useful life, or lease term
Revenue earning equipment	1,246	1,327	3 to 5 years

	18,079	17,185
Less: accumulated depreciation	(12,524)	(12,863)

Property and equipment, net	$5,555	$4,322

        Depreciation expense was $2.6 million in 2006, $2.7 million in 2005 and $3.3 million in 2004. Accumulated depreciation on revenue earning equipment at December 31, 2006 and 2005, was $0.9 million and $0.9 million, respectively. Capital leases acquired during 2006 were $3.0 million, comprised of $2.8 million in computer hardware and software, and $0.2 million in leasehold improvement. No capital leases were owned by MedAvant during 2005 and 2004.

(7) Goodwill and Other Intangible Assets

        Goodwill — The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. As a result of our stock price decline, a decrease in our revenues and a restructuring plan we initiated during the third quarter of 2005, we performed an interim goodwill impairment test as of September 30, 2005. In accordance with the provisions of SFAS No. 142, we performed a discounted cash flow analysis which indicated that the book value of the Transaction Services segment exceeded its estimated fair value. Step 2 of this impairment test, as prescribed by SFAS No. 142, led us to conclude that an impairment of our goodwill had occurred. In addition, as a result of our goodwill analysis, we also performed an impairment analysis of our long-lived assets in our Transaction Services segment in accordance with SFAS No. 144. This impairment analysis indicated that the carrying value of certain finite-lived intangible assets was greater than their expected undiscounted future cash flows. As a result, we concluded that these intangible assets were impaired and adjusted the carrying value of such assets to fair value. In addition, we also reduced the remaining useful lives of these intangible assets based on the results of this analysis. Accordingly, we recorded a non-cash impairment charge of $95.7 million at September 30, 2005, in our Transaction Services segment. The charges included $68.1 million impairment of goodwill and $27.6 million impairment of certain other intangible assets. As a result of our most recent annual test as of December 31, 2006, no further impairment was noted.

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

        The changes in the carrying amounts of goodwill, net, for the years ended December 31, 2006 and 2005, by operating segment, are as follows:

	Transaction Services	Laboratory Communication Solutions
			Total

	(In thousands)
Balance as of December 31, 2004	$91,502	$2,102	$93,604
Adjustments to goodwill	875	—	875
Write off	(68,035)	—	(68,035)

Balance as of December 31, 2005	24,342	2,102	26,444
Goodwill acquired during 2006	36	—	36

Balance as of December 31, 2006	$24,378	$2,102	$26,480

        Other Intangible Assets — The carrying amounts of other intangible assets as of December 31, 2006 and 2005, by category, are as follows (dollars in thousands):

	December 31, 2006			December 31, 2005

	Carrying Amount	Accumulated Amortization		Carrying Amount	Accumulated Amortization
			Net			Net

Capitalized software	$4,476	$(2,219)	$2,257	$3,133	$(1,429)	$1,704
Purchased technology	8,992	(6,815)	2,177	8,852	(4,791)	4,061
Customer relationships	13,765	(6,997)	6,768	13,747	(6,454)	7,293
Provider network	12,120	(3,620)	8,500	7,565	(2,744)	4,821

	$39,353	$(19,651)	$19,702	$33,297	$(15,418)	$17,879

        As part of its acquisition of PlanVista (see Note 2(c)), the Company recorded $24.6 million in customer relationships, $16.2 million for a provider network and $1.2 million in technology platforms, respectively. The valuations of the provider network and technology platforms were based on management’s estimates which included consideration of a replacement cost methodology. The values of the customer relationships were calculated using a discounted cash flow model.

        Estimates of useful lives of other intangible assets are based on historical experience, the historical experience of the entity from which the intangible assets were acquired, the industry in which the Company operates or on contractual terms. If indications arise that would materially affect these lives, an impairment charge may be required and useful lives may be reduced. Intangible assets are being amortized over their estimated useful lives on either a straight-line or other basis as follows:

Estimated Useful Lives

Capitalized software	3 to 5 years
Purchased technology	3 to 12 years
Customer relationships	7 years
Provider network	7 years

        Amortization expense of other intangible assets was $4.8 million, $6.6 million and $6.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

        As of December 31, 2006, estimated future amortization expense of other intangible assets in each of the years ending December 31, 2007 through 2011 is as follows:

(In thousands)

2007	$4,708
2008	4,149
2009	3,057

2010	2,564
2011	2,511

$16,989

(8) Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following at December 31:

	2006	2005

	(In thousands)
Accounts payable	$2,635	$4,165
Accrued payroll and related costs	3,722	3,598
Accrued vendor rebates and network fees payable	1,905	2,292
Accrued professional fees	89	546
Accrued settlement	321	—
Other accrued expenses	2,170	3,408

Total accounts payable and accrued expenses	$10,842	$14,009

        Other accrued expenses include customer deposits, estimated property taxes and other non-income based taxes.

(9) Debt Obligations

        (a) Revolving Credit Facility and Term Debt — On December 7, 2005, the Company and certain of its wholly-owned subsidiaries, entered into a security and purchase agreement (the “Loan Agreement”) with Laurus Master Fund, Ltd. (“Laurus”) to provide up to $20 million in financing to the Company. Under the terms of the Loan Agreement, Laurus extended financing to the Company in the form of a $5.0 million secured term loan (the “Term Loan”) and a $15.0 million secured revolving credit facility (the “Revolving Credit Facility”). The Term Loan has a stated term of five years and will accrue interest at Prime plus 2%, subject to a minimum interest rate of 8%. The Term Loan is payable in equal monthly principal installments of approximately $89,300 plus interest until the maturity date on December 6, 2010. The Revolving Credit Facility has a stated term of three years and will accrue interest at the 90 day LIBOR rate plus 5%, subject to a minimum interest rate of 7%, and a maturity date of December 6, 2008, with two one-year options at the discretion of Laurus. Additionally, in connection with the Loan Agreement, the Company issued 500,000 shares of its Common Stock, par value $0.001 per share, to Laurus that were valued at approximately $2.4 million at the time of issuance. The Company used proceeds from the Loan Agreement primarily to repay existing senior debt to Wachovia Bank, N.A., and for working capital.

        The Company granted Laurus a first priority security interest in substantially all of the Company’s present and future tangible and intangible assets (including all intellectual property) to secure the Company’s obligations under the Loan Agreement. The Loan Agreement contains various customary representation and warranties of the Company as well as customary affirmative and negative covenants, including, without limitation, limitations on liens of property, maintaining specific forms of accounting and record maintenance and limiting the incurrence of additional debt. The Loan Agreement does not contain restrictive covenants regarding minimum earning requirements, historical earning levels, fixed charge coverage or working capital requirements. The Company can borrow up to three times trailing 12-month of historical earnings, as defined in the agreement.

        The Loan Agreement also contains certain customary events of default, including, among others, non-payment of principal and interest, violation of covenants and in the event the Company is involved in certain insolvency proceedings. Upon the occurrence of an event of default, Laurus is entitled to, among other things, accelerate all obligations of the Company. In the event Laurus accelerates the loans, the amount due will include all accrued interest plus 120% of the then outstanding principal amount of the loans being accelerated as well as all unpaid fees and expenses of Laurus. In addition, if the Revolving Credit Facility is terminated for any reason, whether because of a prepayment or acceleration, there shall be paid an additional premium of up to 5% of the total amount of the Revolving Credit Facility. In the event the Company elects to prepay the Term Loan, the amount due shall be the accrued interest plus 115% of the then outstanding principal amount of the Term Loan. Due to certain subjective acceleration clauses contained in the agreement and a lockbox arrangement, the revolving credit facility is classified as current in the accompanying consolidated balance sheet.

        On April 18, 2005, the Company closed a three year, $15.0 million senior asset based facility which was secured by all assets of the combined entities with Wachovia Bank, N.A. (“Wachovia”). It bore interest at LIBOR plus 2.7% and was paid monthly in arrears. The Company used the proceeds from this facility and some of its cash to pay approximately $18.9 million which constituted all of the Company’s previous senior related party debt obligation and notes outstanding, including all accrued interest, to former directors of PlanVista. This senior asset based facility was refinanced with funds from Laurus as noted above.

        On October 10, 2006, the Company signed two $1.0 million notes payable in conjunction with its acquisition of MRL. The notes payable accrue interest at 7% and are payable in 24 equal monthly installments of principal and interest of approximately $0.1 million beginning in November 2006.

        (b) Senior Debt — As a result of the acquisition of PlanVista, the Company assumed and guaranteed a $20.4 million secured obligation to PVC Funding Partners, LLC, an owner of approximately 20% of the outstanding Common Stock of the Company. This obligation was payable in monthly installments of $0.2 million and matured with a balloon payment of $17.6 million on May 31, 2005. It originally bore an interest rate of 6%, payable monthly in cash, which increased to 10% on December 1, 2004. Under the covenants of the senior debt obligation, PlanVista (as a wholly-owned subsidiary) was limited in its ability to transfer cash to The Company (as the parent company). Additionally, the assets of PlanVista were not eligible collateral for the Company’s asset-based line of credit due to covenants of the senior debt. On April 18, 2005, this secured obligation was repaid using funds from the new senior asset based facility with Wachovia Bank, N.A.

        (c) Convertible Notes — The 4% convertible promissory notes are uncollateralized and mature on December 31, 2008. Interest is payable quarterly in cash in arrears. The notes were convertible into an aggregate of 731,322 shares of the Company’s common stock (based on a conversion price of $18.323 per share which was above the traded fair market value of the Company’s common stock at December 31, 2002) if the former shareholders of MedUnite achieved certain aggregate incremental revenue based targets over a baseline revenue of $16.1 million with the Company over a three and one-half year period as follows: (i) one-third of the principal if incremental revenues during the measurement period from January 1, 2003 through June 30, 2004, in excess of $5.0 million; (ii) one-third of the principal if incremental revenues during the measurement period from July 1, 2004 through June 30, 2005, in excess of $12.5 million; and (iii) one-third of the principal if incremental revenues during the measurement period from July 1, 2005 through June 30, 2006 were in excess of $21.0 million. Amounts in excess of any measurement period would be credited towards the next measurement period; however, if the revenue trigger was not met for any period, the ability to convert that portion of the principal was lost. In the first quarter of 2004, the first revenue target was met. No other revenue targets have been met through December 31, 2006.

        As noted above, during the measurement period only the first revenue target was achieved, therefore, only one third of the possible shares set forth in the agreement are convertible. The notes are convertible into 238,989 of our Common Stock.

        (d) As of December 31, the Company’s outstanding debt consists of the following:

	2006	2005

	(In thousands)

Convertible debt	$13,137	$13,137
Line of credit	10,464	7,498
Notes payable	6,040	4,420

	29,641	25,055
Less: current maturities	(12,512)	(8,583)

	$17,129	$16,472

        Assuming no conversion of the convertible notes, as of December 31, 2006, debt payments over the five years are as follows:

(In thousands)

2007	$12,512
2008	15,076
2009	1,071
2010	982
2011	-

$29,641

(10) Income Taxes

        The income tax provisions for the years ended December 31, 2006 were $0.0 million, 2005 were $0.0 million, and $0.04 million state tax provision for 2004. This income tax provision differs from the amount computed by applying the statutory federal income tax rate to the net loss reflected on the Consolidated Statements of Operations in the three years ended December 31, due to the following:

	2006		2005		2004

	$ Amount	%	$ Amount	%	$ Amount	%

	(In thousands)

Federal income tax benefit at statutory rate	$(2,247)	(34.0)	$(35,799)	(34.0)	$(1,278)	(34.0)
State income tax benefit	(212)	(3.2)	(2,562)	(2.4)	(133)	(3.5)
Non-deductible items	429	6.6	13,907	13.2	(90)	(2.4)
Increase in valuation allowance	2,030	30.6	24,454	23.2	1,541	41.1

Total provision	$—	—	$—	—	$40	1.2

        The significant components of the deferred tax asset account are as follows at December 31, 2006 and 2005:

	2006	2005

	(In thousands)
Net operating losses — Federal	$84,486	$73,408
Net operating losses — State	9,838	8,548
Depreciation and amortization	7,135	7,747
Capitalized start up costs	—	1,456
Other — net	3,769	4,627

Total deferred tax assets	105,228	95,786
Less valuation allowance	(105,228)	(95,786)

Net deferred tax assets	—	—
Depreciation and amortization	—	—

Net deferred tax assets	$—	$—

        Based on the weight of available evidence, a valuation allowance has been provided to offset the entire net deferred tax asset amount.

        Total Company’s net operating loss carry forwards as of December 31, 2006, are $248.4 million, of which $81.9 million and $54.5 million are attributed to the acquisitions of PlanVista and MedUnite, respectively. These net operating losses will expire between 2008 and 2026. Due to changes in ownership control of the Company, net operating losses may be limited to offset future taxable income pursuant to Internal Revenue Code Section 382.

        During 2006 and 2005, the Company made income tax payments to the State of New York in the amounts of $1.1 million and $0.9 million, respectively. There were no other income tax payments in either 2006 or 2005. In 2004, the Company paid $0.1 million that related to PlanVista pre-acquisition periods.

(11) Stock Options

        The Company has various stock option plans for employees, directors and outside consultants, under which both incentive stock options and non-qualified options may be issued. Under such plans, options to purchase up to 2,584,483 shares of common stock may be granted. Options may be granted at prices equal to the fair market value at the date of grant, except that incentive stock options granted to persons owning more than 10% of the outstanding voting power must be granted at 110% of the fair market value at the date of grant. Stock options issued by the Company generally vest within three or four years, or upon a change in control of the Company, and expire up to ten years from the date granted. Stock option activity was as follows for the three years ended December 31, 2006:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price of Options

Balance, December 31, 2003	221,813	1,426,669	$19.26
Options authorized	750,000	—	—
Options granted	(537,253)	537,253	$14.96
Options exercised	—	(1,558)	$10.14
Options expired/forfeited	142,835	(149,455)	$30.80

Balance, December 31, 2004	577,395	1,812,909	$17.04
Options authorized	—	—	—
Options granted	(991,938)	991,938	$5.90
Options exercised	—	—	—
Options expired/forfeited	1,054,680	(1,054,680)	$18.40

Balance, December 31, 2005	640,137	1,750,167	$9.91
Options authorized	200,665	—	—
Options granted	(540,500)	540,500	$6.79
Options exercised	—	(6,486)	$3.55
Options expired/forfeited	514,264	(514,264)	$10.96

Balance, December 31, 2006	814,566	1,769,917	$8.67

        The following table summarizes information regarding outstanding and exercisable options as of December 31, 2006:

		Weighted Average Remaining Contractual Life (Years)

			Weighted Average Exercise Price		Weighted Average Exercise Price
	Number Outstanding			Number Exercisable
Range of Exercise Prices

$ 3.55 — $ 6.17	367,462	9.3	$4.40	50,478	$3.55
$ 6.45 — $ 6.45	607,500	4.4	$6.45	225,833	$6.45
$ 6.50 — $ 10.35	445,345	7.7	$7.57	83,500	$7.83
$ 10.50 — $107.85	349,610	3.1	$18.41	315,433	$18.63

	1,769,917			675,244	$12.09

        The following table summarizes information regarding options exercisable as of December 31:

	2006	2005	2004

Number exercisable	675,244	737,714	996,673
Weighted average exercise price	$12.09	$14.27	$19.40

        The weighted average grant date fair value of options granted ($2.74 in 2006, $2.04 in 2005, $10.51 in 2004) was estimated using the Black-Scholes option pricing model in 2004 and a Lattice model in 2005 and 2006, and with the following weighted average assumptions:

	2006	2005	2004

Risk-free interest rate	4.97%	4.43%	4.18%
Expected life	6 years	6 years	6 years
Expected volatility	51.00%	84.00%	76.00%
Expected dividend yield	0.00%	0.00%	0.00%

        The Company’s outside directors are each granted 14,000 options upon election, and at the instance of each annual meeting. The options vest ratably at 1/3 per year. The options continue vesting if the member leaves the Board.

        During the year ended December 31, 2006, we granted 540,500 stock options, at exercise prices between $4.32 and $8.19 per share to officers, directors and employees. Such options are for ten-year terms and generally vest over four years following the date of the grant. During the year ended December 31, 2006, 6,486 employee stock options were exercised at $3.55 per share. We received approximately $23,000 in proceeds from the exercise of these stock options.

        In May 2005, the Company granted its CEO stock options to purchase 600,000 shares of the Company’s Common Stock at an exercise price of $6.45 per share. 400,000 shares vest monthly on a pro-rata basis over a 4 year period. The remaining 200,000 options vest in four equal amounts when the Company’s share price reaches $15, $20, $25 and $30, respectively.

        During the year ended December 31, 2004, the Company granted 360,373 stock options to officers and employees at exercise prices between $7.18 and $20.05 per share. Such options are for a ten-year term and generally vest equally over the three or four years following the date of the grant. However, of these options, 173,120 options granted to employees of PlanVista upon its acquisition by MedAvant vested two-thirds on the first anniversary date of the grant and one-third on the third anniversary date of the grant. These options were granted at an exercise price of $17.74, which was below the $19.00 market price at the time of issuance, the Company records periodic non-cash compensation charges over the vesting period of the options based on the intrinsic value method. For each of the years ended December 31, 2004, 2005 and 2006 the Company recorded charges of $0.1 million for these options.

        In March 2004, 26,880 options at an exercise price of $17.74 per share were granted to PlanVista’s former chief financial officer in connection with a consulting arrangement with him. Fifty percent of these options vested immediately upon the change of control and 25% vested on each of the three month and six month anniversaries of the change in control. The Company recorded $0.1 million in compensation expense associated with this grant in the three months ended March 31, 2004 based on the Black-Scholes model using the following assumptions: risk-free interest rate of 1.2%, expected life of 9 months, expected volatility of 42% and no dividend yield.

        Stock options to purchase 10,000 shares of the Company’s Common Stock at an exercise price of $16.00 were granted to a former executive of the Company who purchased the Company’s contract manufacturing assets on June 30, 2004. Such options were valued at $68,000 and included in the loss on disposal of assets for the year ended December 31, 2004. These options were for a three-year term and 5,000 options vested the end of each of the following two years.

        In December 2004, the Company’s chairman and interim chief executive officer was granted stock options to purchase 75,000 shares of the Company’s Common Stock at an exercise price of $7.10 per share, in connection with his consulting agreement with the Company. These options ceased to vest upon the termination of the Consulting Agreement in May 2005 and resulted in a compensation charge of approximately $87,000. A compensation charge of $14,400 for these stock options was recorded after each monthly vesting amount based on a Black-Scholes model using the following assumptions: risk-free interest rate of 2.9%, expected life of 2 years, expected volatility of 55% and no dividend yield.

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

(12) Supplemental Disclosure of Cash Flow Information

	Year Ending December 31,

	2006	2005	2004

	(In thousands)

Cash paid for interest	$2,144	$2,053	$1,875
Cash paid for income taxes	913	813	—
Increase in purchase price of acquisition of PlanVista related to settlement of New York state income tax liability	—	875	—
Acquisition of businesses:
Common Stock issued for business acquired	—	—	59,760
Debt issued for business acquired	2,000	—	—
Other acquisition costs accrued	—	—	1,328
Other non-cash adjustments	—	—	(642)
Details of acquisitions:
Working capital components, including cash acquired	81	—	(388)
Property and equipment	9	—	(658)
Goodwill	35	—	(62,829)
Intangible assets acquired:
Customer relationships	620	—	(24,600)
Purchased technology	—	—	(1,180)
Provider network	4,555	—	(16,200)

F - 23

Long-term debt	—	—	44,889
Other long-term liabilities, net	—	—	520

Cash acquired in acquisitions	—	—	782

Net cash acquired from acquisitions	$—	$—	$782

Disposition of assets:
Detail of dispositions:
Working capital components, other than cash	$—	$—	$3,742
Property and equipment, net	—	—	757

Net cash provided from dispositions	$—	$—	$4,499

Non-cash financing activities:
Issuance of 500,000 shares of Common Stock in conjunction with
revolving credit facility and term debt with Laurus Master Fund, Ltd	$—	$2,370	$—
Capital leases of telecommunications and computer equipment	$3,013	$—	$—

(13) Concentration of Credit Risk

        Substantially all of MedAvant’s accounts receivables are due from healthcare providers such as physicians and various healthcare institutional suppliers (payers, laboratories and pharmacies). Collateral is not required. As we have no material long-term receivables from other parties, we have no interest rate risk against our receivables.

        For the years ended December 31, 2006, 2005 and 2004, approximately 6%, 8% and 8%, respectively, of consolidated revenues and 7%, 10% and 10%, respectively, of transaction services revenue were from Per-Se.

        Additionally, for the years ended December 31, 2006, 2005 and 2004, approximately 8%, 7% and 9% of consolidated revenues, and 45%, 50% and 45% of Laboratory Communication segment revenues, respectively were from a single customer for the sale, lease, and service of communication devices. The potential loss of this customer would materially affect the Company’s Laboratory Communication Solutions segment operating results.

(14) Employee Benefit Plans

        (a) 401(k) Savings Plan — MedAvant has a 401(k) retirement plan for substantially all employees who meet certain minimum lengths of employment and minimum age requirements. Contributions may be made by employees up to the lessor of 60% of their annual compensation, or the maximum IRS limit. Discretionary matching contributions are approved or declined by the Company’s Board of Directors each year. There were $0.1 million matching contributions during 2006, and none during 2005 or 2004. Funding of matching contributions each year may be offset by forfeitures from terminated employees. As of December 31, 2006, there was approximately $0.3 million in available forfeitures that the Company intends to use to offset future matching contributions.

        (b) Deferred Compensation Plan — As part of our acquisition of PlanVista, the Company has a deferred compensation plan with three former officers of PlanVista and its predecessor companies. The deferred compensation, which together with accumulated interest is accrued but unfunded, is distributable in cash after retirement or termination of employment and amounted to approximately $0.6 million and $0.7 million at December 31, 2006 and 2005, respectively. All participants are eligible to receive such deferred amounts, together with interest at 12% annually, at age 65.

(15) Contingencies

        In connection with the Company’s June 1997 acquisition of its PreScribe technology used in its Prescription Services business, the Company would be obligated to pay up to $10.0 million to the former owner of PreScribe in the event of a divestiture of a majority interest in MedAvant or all or part of the PreScribe technology.

        We were named as a defendant in an action filed in December 2005, in the Eastern District of Wisconsin by Metavante Corporation, (“Metavante”). Metavante claimed that our use of the name “MedAvant” and the logo in connection with healthcare transaction processing infringed trademark rights allegedly held by Metavante. Metavante sought unspecified compensatory damages and injunctive relief. The District Court issued a Decision and Order denying Metavante’s motion for a preliminary injunction. On October 27, 2006, Metavante Corporation and MedAvant entered into a Settlement and Release Agreement, the terms of which did not have a material adverse effect on our business or financial condition.

        We were named as a defendant in an action filed in July 2006, in the United States District Court of New Jersey by MedAvante, Inc., (“MedAvante”). MedAvante claimed that our use of the names “MedAvant” and “MedAvant Healthcare Solutions” infringed trademark rights allegedly held by MedAvante. MedAvante sought unspecified compensatory damages and injunctive relief. On February 12, 2007, the District Court issued a settlement order. The specific terms of the proposed Settlement and Release Agreement are currently being negotiated, but the total value of the settlement is expected to be approximately $1.3 million, of which $1.0 million will be covered by insurance proceeds. The Company has accrued a preliminary estimate of $0.3 million (net of expected insurance proceeds) based upon these negotiations.

        From time to time, we are a party to other legal proceedings in the course of our business. We, however, do not expect such other legal proceedings to have a material adverse effect on our business or financial condition.

(16) Commitments and Other

        (a) Leases — MedAvant leases certain computer and office equipment used in its transaction services business that have been classified as capital leases. The Company also leases premises and office equipment under operating leases which expire on various dates through 2011. The leases for the premises contain renewal options and require MedAvant to pay such costs as property taxes, maintenance and insurance. At December 31, 2006, the present value of the capital leases and the future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year (net of payments to be received under subleases) are as follows:

	Capital Leases	Operating Leases

	(In thousands)
2007	$1,243	$1,430
2008	891	1,387
2009	474	1,255
2010	51	524
2011	—	33

Total minimum lease payments	2,659	$4,629

Less amount representing interest	322

Present value of minimum lease payments	$2,337

        The Company recognizes rent expense on a straight-line basis over the related lease terms. Total rent expense for all operating leases amounted to $2.0 million in 2006, $2.2 million in 2005, and $2.5 million in 2004.

        (b) Employment Agreements — The Company entered into employment agreements with certain executives and other members of management that provide for cash severance payments if these employees are terminated without cause. The Company’s aggregate commitment under these agreements is $0.9 million at December 31, 2006.

(17) Related Party Transactions

        The Company assumed and guaranteed a $20.4 million secured obligation to PVC Funding Partners, LLC, owner of approximately 20% of the outstanding Common Stock of the Company. This obligation was repaid in full in April 2005.

        On December 7, 2005, we entered into a loan transaction with Laurus Master Fund, Ltd. (“Laurus”) a Selling Shareholder, pursuant to which Laurus extended $20.0 million in financing to us in the form of a $5.0 million secured term loan and a $15.0 million secured revolving credit facility. The term loan has a stated term of five (5) years and will accrue interest at Prime plus 2%, subject to a minimum interest rate of 8%. The term loan is payable in equal monthly principal installments of approximately $89,300 beginning in April 2006 and continuing until the maturity date on December 6, 2010. The revolving credit facility has a stated term of three (3) years and will accrue interest at the 90 day LIBOR rate plus 5%, subject to a minimum interest rate of 7%, and has a maturity date of December 6, 2008, with two one-year renewal options at the discretion of Laurus. In connection with the loan agreement, we issued 500,000 shares of our Common Stock to Laurus. We also granted Laurus a first priority security interest in substantially all of our present and future tangible and unintangible assets (including all intellectual property) to secure our obligations under the loan agreement.

        The Company currently has $13.1 million of convertible notes outstanding to former shareholders of MedUnite. During the years ending December 31, 2006, 2005, and 2004, revenue generated from these shareholders totaled $10.8 million, $14.8 million and $19.7 million, respectively.

(18) Quarterly Financial Data (unaudited)

        The following table summarizes the quarterly consolidated statement of operations data for each of the eight quarters in the years ended December 31, 2006 and 2005. The data is derived from the Company’s audited consolidated financial statements, which appear elsewhere in this document.

        The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes.

Unaudited	2006 Quarter Ended

	March 31	June 30	September 30	December 31

	(In thousands except share and per share data)

Net revenues	$18,075	$15,557	$15,983	$15,848
Gross margin (2)	$12,201	$11,004	$11,404	$11,381
Operating loss	$(887)	$(1,043)	$(839)	$(601)
Loss from continuing operations	$(1,573)	$(1,839)	$(1,596)	$(1,602)
Net loss applicable to common shareholders	$(1,573)	$(1,839)	$(1,596)	$(1,602)
Net loss per share (basic and diluted)	$(0.12)	$(0.14)	$(0.12)	$(0.12)
Basic and diluted weighted average Common
Shares outstanding	13,203,702	13,204,842	13,210,188	13,210,188

	2005 Quarter Ended

	March 31	June 30	September 30 (1)	December 31

Net revenues	$21,714	$20,781	$17,769	$17,255
Gross margin (2)	$13,931	$13,325	$11,866	$11,268
Operating loss	$(1,190)	$(2,466)	$(98,360)	$(1,161)
Loss from continuing operations	$(1,791)	$(2,886)	$(98,779)	$(1,838)
Net loss applicable to common shareholders	$(1,791)	$(2,886)	$(98,779)	$(1,838)
Net loss per share (basic and diluted)	$(0.14)	$(0.23)	$(7.78)	$(0.14)
Basic and diluted weighted average Common
Shares outstanding	12,626,567	12,664,516	12,703,702	12,834,137

(1) Includes an impairment charge of $96.4 million, see Note 7.
(2) Gross Margin includes depreciation for direct revenue generating assets.

PROXYMED, INC., AND SUBSIDIARIES

SCHEDULE II — Valuation and Qualifying Accounts

	Allowance for Doubtful Accounts

		Additions

	Balance at Beginning of Year	Charged to Costs and Expenses
Year Ended December 31,			Charged to Other Accounts (1) (2)		Balance at End of Year
				Deductions (3)

	(In thousands)

2006	$5,525	641	8,416	10,805	$3,777
2005	$3,168	695	4,777	3,115	$5,525
2004	$882	858	7,138	5,710	$3,168

(1)	Includes amounts charged against revenue in 2004, 2005 and 2006 of ($1,997), ($4,777) and ($2,209), respectively.
(2)	Includes amounts acquired through acquisitions in 2004, 2005 and 2006 of ($5,141), $0, and $0, respectively.
(3)	Primarily write-off of bad debts and amounts charged against revenues, net of recoveries.

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statements No. 333-
113436, No. 333-89764, No. 333-92905, No. 333-50391, No. 333-34711, and No. 333-04717 on Form S-8
of our reports dated March 15, 2007, relating to the consolidated financial statements and consolidated financial statement schedule of ProxyMed, Inc. and its subsidiaries
(d/b/a MedAvant Healthcare Solutions) (which report expresses an unqualified opinion and includes explanatory paragraphs regarding the Company’s adoption of Statement of Financial
Accounting Standards No. 123 (revised 2004), “Share-Based Payment” on January 1, 2006 and the
Company’s ability to continue as a going concern) and management's report on the effectiveness of internal control over financial reporting appearing in this Annual Report on Form 10-K of ProxyMed,
Inc. and its subsidiaries (d/b/a MedAvant Healthcare Solutions) for the year ended December 31, 2006.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 15, 2007

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
EXCHANGE ACT RULES 13A-14(A) AND 15D-14(A), AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John G. Lettko, certify that:

1	.	I have reviewed this annual report on Form 10-K of ProxyMed, Inc.,
d/b/a MedAvant Healthcare Solutions;
2	.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which the statements were made, not misleading with respect to the period covered by this report;
3	.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4	.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules
13a-15f and 15d-15(f)) for the registrant and have:
		a.	designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our
supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
		b.	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
		c.	evaluated the effectiveness of the registrant's disclosure
controls and procedures and presented in this report our
conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
		d.	disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the
registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of the annual report) that has
materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5	.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

		a.	all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
		b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: March 15, 2007

/s/ JOHN G. LETTKO
----------------------------

John G. Lettko
Chief Executive Officer

</TEXT>
</DOCUMENT>

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
EXCHANGE ACT RULES 13A-14(A) AND 15D-14(A), AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Douglas J. O'Dowd, certify that:

1	.	I have reviewed this annual report on Form 10-K of ProxyMed, Inc.,
d/b/a MedAvant Healthcare Solutions;
2	.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which the statements were made, not misleading with respect to the period covered by this report;
3	.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4	.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules
13a-15f and 15d-15(f)) for the registrant and have:

		a.	designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our
supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
		b.	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
		c.	evaluated the effectiveness of the registrant's disclosure
controls and procedures and presented in this report our
conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
		d.	disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the
registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of the annual report) that has
materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5	.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

		a.	all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
		b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: March 15, 2007

/s/ DOUGLAS J. O'DOWD
----------------------------

Douglas J. O'Dowd
Chief Financial Officer

</TEXT>
</DOCUMENT>

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of ProxyMed, Inc. d/b/a MedAvant
Healthcare Solutions (the "Company") on Form 10-K for the period ending
December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John G. Lettko, certify, pursuant to 18 U.S.C.
ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or
15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the
Company.

/s/ JOHN G. LETTKO
------------------------------

John G. Lettko
Chief Executive Officer
March 15, 2007

A signed original of this written statement required by Section 906 has been provided to ProxyMed, Inc. d/b/a MedAvant Healthcare Solutions and will be retained by ProxyMed, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

</TEXT>
</DOCUMENT>

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of ProxyMed, Inc. d/b/a MedAvant
Healthcare Solutions (the "Company") on Form 10-K for the period ending
December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas J. O'Dowd, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley
Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or
15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the
Company.

/s/ DOUGLAS J. O'DOWD
--------------------------------

Douglas J. O'Dowd
Chief Financial Officer
March 15, 2007

A signed original of this written statement required by Section 906 has been provided to ProxyMed, Inc. and will be retained by ProxyMed, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

</TEXT>
</DOCUMENT>