Form 10-Q
period 2007-03-31
PROXYMED INC /FT LAUDERDALE/
filed 2007-05-10
CIK 906337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(770) 806-9918
(Registrant’s Telephone Number Including Area Code)
___________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X] Yes     [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):        Large accelerated filer [  ]        Accelerated filer [X]        Non-accelerated filer [  ]

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).     [  ] Yes     [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Common Stock, $0.001 Par Value
13,210,188 Shares as of May 7, 2007

TABLE OF CONTENTS
Page
Part I – Financial Information

Item 1 – Financial Statements:

Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	3

Consolidated Statements of Operations for the Three Months Ended
March 31, 2007 and 2006 (unaudited)	4

Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2007 and 2006 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	21

Item 4 – Controls and Procedures	21

Part II – Other Information

Item 1 – Legal Proceedings	22

Item 1A – Risk Factors	22

Item 6 – Exhibits	23

Signatures	24
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO
EX-32.2 SECTION 906, CERTIFICATION OF THE CFO

Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands except for share and per share data)

	(Unaudited)
	March 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$442	$682
Accounts receivable — trade, net of allowance for doubtful accounts of $3,174 and $3,777,
respectively	15,142	15,045
Other receivables	82	91
Inventory, net	924	759
Other current assets	1,559	1,295

Total current assets	18,149	17,872
Property and equipment, net	5,135	5,555
Goodwill	13,972	26,480
Purchased technology, capitalized software and other intangible assets, net	11,841	19,702
Other long-term assets	2,388	2,631

Total assets	$51,485	$72,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$9,920	$10,842
Current portion of capital leases	897	1,041
Notes payable and current portion of long-term debt	15,859	12,512
Deferred revenue	344	439
Income taxes payable	748	674

Total current liabilities	27,768	25,508
Income taxes payable	—	238
Convertible notes	13,137	13,137
Other long-term debt	3,470	3,992
Long-term portion of capital leases	1,107	1,296
Long-term deferred revenue and other long-term liabilities	510	645

Total liabilities	45,992	44,816

Stockholders’ equity:
Series C 7% Convertible Preferred Stock — $.01 par value. Authorized 300,000 shares;
issued 253,265 shares; outstanding 2,000; liquidation preference $100	—	—
Common Stock — $.001 par value. Authorized 30,000,000 shares; issued and
outstanding 13,210,188, and 13,210,188 shares, respectively	14	14
Additional paid-in capital	243,649	243,387
Accumulated deficit	(238,170)	(215,977)

Total stockholders’ equity	5,493	27,424

Total liabilities and stockholders’ equity	$51,485	$72,240

The accompanying notes are an integral part of the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(amounts in thousands except for share and per share data)

	Three Months Ended March 31,

	2007	2006

Net revenues:
Transaction fees, cost containment services and license fees	$13,057	$15,575
Communication devices and other tangible goods	1,939	2,500

	14,996	18,075

Costs and expenses:
Cost of transaction fees, cost containment services and
license fees, excluding depreciation and amortization	3,114	4,334
Cost of laboratory communication devices and other tangible
goods, excluding depreciation and amortization	1,071	1,503
Selling, general and administrative expenses	10,798	11,463
Depreciation and amortization	1,807	1,662
Write-off of impaired assets	19,449	-

	36,239	18,962

Operating loss	(21,243)	(887)
Interest expense, net	953	686

Loss before income taxes	(22,196)	(1,573)
Provision for income taxes	—	—

Net loss	$(22,196)	$(1,573)

Basic and diluted weighted average shares outstanding	13,210,188	13,203,702

Basic and diluted loss per share	$(1.68)	$(0.12)

The accompanying notes are an integral part of the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(22,196)	$(1,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,807	1,662
Write-off of impaired assets	19,449	-
Provision for obsolete inventory	9	7
Non-cash interest expense	261	249
Loss on disposal of fixed assets	3	9
Share based compensation	265	257
Changes in assets and liabilities, net of effect
of acquisitions and dispositions:
Accounts receivable and other receivables	(88)	(246)
Inventory	(174)	115
Other assets	(281)	(421)
Accounts payable, accrued expenses and other current liabilities	(923)	(2,664)
Deferred revenue	(95)	6
Income taxes payable	(164)	(150)
Other, net	(134)	(97)

Net cash used in operating activities	(2,261)	(2,846)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(225)
Capital expenditures	(279)	(442)
Capitalized software	(192)	(186)
Proceeds from sale of fixed assets	—	4

Net cash used in investing activities	(471)	(849)

Cash flows from financing activities:
Draws on line of credit	14,063	14,539
Repayments of line of credit	(10,733)	(14,046)
Debt issuance costs	—	(145)
Payment of notes payable, long-term debt and capital leases	(838)	(350)

Net cash provided by (used in) financing activities	2,492	(2)

Net decrease in cash and cash equivalents	(240)	(3,697)
Cash and cash equivalents at beginning of period	682	5,546

Cash and cash equivalents at end of period	$442	$1,849

The accompanying notes are an integral part of the consolidated financial statements.

ProxyMed, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Summary of Significant Accounting Policies

	a)	Basis of Presentation — The accompanying unaudited consolidated financial statements of ProxyMed, Inc. d/b/a MedAvant Healthcare Solutions (“MedAvant,” “our,” “we,” “us,” or “the Company”) and the notes thereto have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The unaudited results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007 (“10-K”).

	b)	Going Concern — Over the last several years we have experienced declining revenues, recurring losses from operations and have limitations on our access to capital. Our working capital deficit was approximately $9.6 million and our accumulated deficit was approximately $238.2 million at March 31, 2007. The Company had availability under its revolving credit facility of approximately $4.5 million at December 31, 2006, approximately $1.3 million at March 31, 2007, and approximately $1.5 million as of May 7, 2007.

We closely monitor our liquidity, capital resources and financial position on an ongoing basis, and we are continuing our efforts to reduce costs and increase revenues through new product launches and expanded relationships with certain customers. In addition, we are reviewing several strategic and operational initiatives that we believe would reverse some of these negative trends and also address our current liquidity issues. These initiatives include a review of strategic assets, certain product offerings and additional cost cutting initiatives while continuing efforts to seek additional sources of long-term financing. We are hiring proven veterans of our industry’s sales force because we believe that revenue growth through new sales is an essential part of our future success.

At the same time, we are finding ways to achieve greater efficiencies and reductions in operating expenses. The PhoenixSM platform, for example, is yielding significant benefits to our internal processes and workflows much like it has for our EDI customers. Accordingly, at or about the time of filing this Form 10-Q we expect to implement reductions to our operating expenses consistent with our streamlined model.

	c)	Revenue Recognition — Revenue is derived from our Transaction Services and Laboratory Communication Solutions segments.

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

•	Revenue from certain up-front fees is recognized ratably over the term of the contract. This treatment is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”).

•	Revenue from support and maintenance contracts is recognized ratably over the contract period.

   Revenues in our Laboratory Communication Solutions segment are recorded as follows:

•	Revenue from support and maintenance contracts is recognized ratably over the contract period.

•	Revenue from the sale of inventory and manufactured goods is recognized when the product is delivered, price is fixed or determinable, and collectibility is probable. This treatment is in accordance with SAB No. 104.

•	Revenue from the rental of laboratory communication devices is recognized ratably over the period of the rental contract.

d)	Allowance for Doubtful Accounts/Revenue Allowances/Bad Debt Estimates — We rely on estimates to determine revenue adjustments and the adequacy of our allowance for doubtful accounts receivable. These estimates are based on our historical experience and the industry in which we operate. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, in our Transaction Services segment, we evaluate the collectibility of our accounts receivable based on a combination of factors, including historical collection ratios.

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

e)	Net Loss per Share — Basic net loss per share of our Common Stock is computed by dividing net loss by the weighted average shares of Common Stock outstanding during the period. Diluted net loss per share reflects the potential dilution from the exercise or conversion of securities into our Common Stock; however, the following shares were excluded from the calculation of diluted net loss per share because their effects would have been anti-dilutive:

	Three months ended March 31,

	(unaudited)	(unaudited)
	2007	2006

Common Stock excluded in the computation of net loss per share:
Convertible preferred stock	13,333	13,333
Convertible notes payable	238,989	238,989
Stock options	1,786,426	1,705,643
Warrants	13,333	857,215

	2,052,081	2,815,180

f)	Share-Based Compensation – We account for stock-based awards under SFAS 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.

The fair value of stock is determined using a lattice valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. We recognized approximately $265,000 and $257,000 in share-based compensation expense for the three months ended March 31, 2007 and 2006.

	g)	New Accounting Pronouncements — The Company adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007. FIN 48 is an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. Adoption of FIN 48 had no cumulative effect on the Company’s consolidated financial position at January 1, 2007. At March 31, 2007, the Company had no significant unrecognized tax benefits related to income taxes.

The Company's policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement.

The Company files income tax returns in the U.S. federal and several state jurisdictions. We believe that the Company is no longer subject to U.S. federal and state income tax examinations for years before 2003.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective in the first quarter of fiscal year 2008. We are currently assessing the potential impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

(2)	Inventory

Inventory consists of the following as of the dates indicated, and is valued at the lower of average cost or market:

	(Unaudited)
	March 31,	December 31,
	2007	2006

	(In thousands)
Materials, supplies and component parts	$485	$262
Work in process	90	87
Finished goods	349	410

Total	$924	$759

(3)	Goodwill & Other Intangible Assets

As a result of the Company’s continuing revenue and stock price declines during the first quarter of 2007, the Company performed an interim goodwill impairment test as of March 31, 2007. In accordance with the provisions of SFAS No. 142, the Company used a discounted cash flow analysis which indicated that the book value of the Transaction Services segment exceeded its estimated fair value and that goodwill impairment had occurred. Step 2 of this impairment test, as prescribed by SFAS 142, led us to conclude that an impairment of goodwill had occurred. In addition, as a result of the goodwill analysis, the Company assessed whether there had been an impairment of the Company’s long-lived assets in accordance with SFAS No. 144. This impairment analysis indicated that the carrying value of certain finite-lived intangible assets was greater than their expected undiscounted future cash flows. Therefore, the Company concluded that these intangible assets were impaired and adjusted the carrying value of these assets to fair value. Accordingly, the Company recorded a non-cash impairment charge of $19.4 million for the three months ended March 31, 2007 in its Transaction Services Segment. This charge included a $12.5 million impairment of goodwill and a $6.9 million impairment of certain other intangibles.

For March 31, 2007, we recorded no impairment charge in our Laboratory Communications Solutions segment.

The changes in the carrying amounts of goodwill, net, for the period ending March 31, 2007 by operating segment are as follows:

		Laboratory
	Transaction	Communications
In thousands	Services	Solutions	Total

Balance as of December 31, 2006	$24,378	$2,102	$26,480
Impairment charge	(12,508)	-	(12,508)

Balance as of March 31, 2007 (unaudited)	$11,870	$2,102	$13,972

The following table summarizes the changes in our other intangibles for the three months ended March 31, 2007.

	Other Intangibles				Other Intangibles
	Balance as of				Balance as of
	December 31,		Amortization	Impairment	March 31,
(In thousands)	2006	Additions	Expense	Charge	2007 (unaudited)

Capitalized software	$2,257	$109	$(136)	$-	$2,230
Purchased technology	2,177	83	(349)	-	1,911
Customer relationships	6,768	-	(286)	(6,482)	-
Provider network	8,500	-	(341)	(459)	7,700

	$19,702	$192	$(1,112)	$(6,941)	$11,841

The estimates of useful lives of other intangible assets are based on historical experience, the industry in which we operate, or on contractual terms. Other intangible assets are being amortized on a straight-line basis. Amortization expense was $1.1 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, estimated future amortization of other intangible assets is as follows:

In thousands (unaudited)

2007 (remainder of the year)	$2,806
2008	3,007
2009	1,974
2010	1,365
2011	1,365
2012	900

$11,417

(4)	Debt Obligations

	(a)	Revolving Credit Facility and Term Debt - On December 7, 2005, we and certain of our wholly-owned subsidiaries, entered into a security and purchase agreement (the “Loan Agreement”) with Laurus Master Fund, Ltd. (“Laurus”) to provide up to $20.0 million in financing to us.

Under the terms of the Loan Agreement, Laurus extended financing to us in the form of a $5.0 million secured term loan (the “Term Loan”) and a $15.0 million secured revolving credit facility (the “Revolving Credit Facility”). The Term Loan has a stated term of five (5) years and will accrue interest at Prime plus 2%, subject to a minimum interest rate of 8%. The Term Loan is payable in equal monthly principal installments of approximately $89,300 plus interest until the maturity date on December 6, 2010. The Revolving Credit Facility has a stated term of three (3) years and will accrue interest at the 90 day LIBOR rate plus 5%, subject to a minimum interest rate of 7%, and a maturity date of December 6, 2008 with two (2) one-year extension-options at the discretion of Laurus. Additionally, in connection with the Loan Agreement, we issued 500,000 shares of our Common Stock, par value $0.001 per share (the “Closing Shares”) to Laurus that were valued at approximately $2.4 million at the time of issuance. As of March 31, 2007, we had approximately $1.3 million of borrowing capacity on our revolving credit facility.

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

Convertibility was dependent upon certain revenue targets being met. During the measurement period, only the first revenue target was achieved, therefore, one-third of the outstanding shares will remain convertible until December 31, 2008. The total amount of convertible notes as of March 31, 2007, and December 31, 2006, is $13.1 million. The notes are now convertible into 238,989 shares of our Common Stock.

	(c)	Notes Payable — On October 10, 2006, the Company signed two $1.0 million notes payable in conjunction with its acquisition of MRL. The notes payable accrue interest at 7% and are payable in 24 equal monthly installments of principal and interest of approximately $0.1 million, beginning in November 2006.

(5)	Equity Transactions

During the three months ended March 31, 2007, we granted 76,929 stock options, at exercise prices between $2.92 and $5.65 per share to officers, directors, and employees. Such options are for ten-year terms and generally vest over four years following the date of the grant. During the three months ended March 31, 2007, no employee stock options were exercised, and 60,420 stock options were cancelled.

(6)	Segment Information

As defined in SFAS 131, “Disclosures About Segments of an Enterprise and Related Information”, we have two operating segments: Transaction Services and Laboratory Communications. Basic differences in products, services and customer bases underlie our decision to report these two separate segments. Transaction Services focuses on electronic exchanges of information between healthcare providers and payers, whether through our EDI platform or PPO network. Technology, such as our Phoenix platform, plays an essential role in operations and serving our Transaction Services customers. Laboratory Communication Solutions produces equipment that facilitates results reporting between laboratories and healthcare providers. Therefore, the operating environment is different as is the management perspective. Besides having different customers than Transaction Services, Laboratory Communications’ revenue structure is different than Transaction Services. In addition to selling or leasing the communication equipment, Laboratory Communications provides support services under maintenance agreements post sale. Transaction Services generally recognizes revenue when transactions are processed for a customer.

Our segment reporting includes revenue and expense by each operating unit, including depreciation and amortization. Because our financing, particularly the debt, is negotiated and secured on a consolidated basis, our segment reporting does not allocate interest expense (or interest income) by reportable segment.

	Three Months Ended March 31,

	(Unaudited)	(Unaudited)
	2007	2006

	(In thousands)
Net revenues by operating segment:
Transaction Services	$12,410	$15,132
Laboratory Communication Solutions	2,586	2,943

	$14,996	$18,075

Operating income (loss) by operating segment:
Transaction Services	$(21,849)	$(1,473)
Laboratory Communication Solutions	606	586

	$(21,243)	$(887)

	March 31, 2007	December 31, 2006

Total assets by operating segment:
Transaction Services	$35,955	$57,145
Laboratory Communication Solutions	15,530	15,095

	$51,485	$72,240

(7)	Income Taxes

As of March 31, 2007, we had a net deferred tax asset of approximately $113.5 million, which was fully offset by a valuation allowance due to cumulative losses in recent years. Realization of the net deferred tax asset is dependent upon us generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. We will adjust this valuation reserve if, during future periods, management believes we will generate sufficient taxable income to realize the net deferred tax asset.

(8)	Commitments and Contingencies

	(a)	Litigation — We were named as a defendant in an action filed in July 2006, in the United States District Court of New Jersey by MedAvante, Inc., (“MedAvante”). MedAvante claimed that our use of the names “MedAvant” and “MedAvant Healthcare Solutions” infringed trademark rights allegedly held by

MedAvante. MedAvante sought unspecified compensatory damages and injunctive relief. On February 12, 2007, the District Court issued a settlement order. The specific terms of the proposed Settlement and Release Agreement are currently being negotiated, but the total value of the settlement is expected to be approximately $1.3 million, of which $1.0 million will be covered by insurance proceeds. We have accrued a preliminary estimate of $0.3 million (net of expected insurance proceeds) based upon these negotiations.

From time to time, we are a party to other legal proceedings in the course of our business. We, however, do not expect such other legal proceedings to have a material adverse effect on our business or financial condition.

(b)	Employment Agreements — We entered into employment agreements with certain executives and other members of management that provide for cash severance payments if these employees are terminated without cause. Our aggregate commitment under these agreements is $1.0 million at March 31, 2007.

(9)	Supplemental Disclosure of Cash Flow Information

Cash paid for interest was $0.7 million for the quarter ended March 31, 2007, and $0.4 million for the quarter ended March 31, 2006. During the three months ended March 31, 2007, and March 31, 2006, the Company made income tax payments to the state of New York in the amounts of $0.2 million and $0.2 million, respectively.

(10)	Subsequent Event

On April 30, 2007, we executed an agreement for the sale of our pharmacy transaction processing business for $0.5 million, consisting of $0.4 million in cash received at closing and $0.1 million held in escrow to be received on or about October 29, 2007. In connection with this transaction, we were released from a contingent obligation to pay up to $10 million to the pharmacy transaction business’ former owner. See Note 15 in the Notes to Consolidated Financial Statements of our Form 10-K for the year ended December 31, 2006.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to ProxyMed, Inc.’s (“ProxyMed,” “MedAvant,” “our,” “us,” “we,” or “the Company”) unaudited consolidated financial statements in this Form 10-Q and notes thereto and to the audited consolidated financial statements and the notes thereto including our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2007. Unless the context otherwise requires, all references to “we,” “our,” “us,” “Company,” “ProxyMed” or “MedAvant” refer to ProxyMed, Inc., d/b/a MedAvant Healthcare Solutions, and its subsidiaries.

Introduction

        MedAvant Healthcare Solutions (“MedAvant”) is an information technology company that facilitates the exchange of medical claim and clinical information among doctors, hospitals, medical laboratories, pharmacies and insurance payers. MedAvant also enables the electronic transmission of laboratory results and prescription orders.

        MedAvant is a trade name of ProxyMed, Inc. which was incorporated in 1989 in Florida. In December 2005, ProxyMed began doing business under the new operating name, MedAvant Healthcare Solutions, to unite all business units and employees under one brand identity. The new name was one of several results of a strategic analysis completed in the third quarter of 2005 following the acquisition of seven companies between 1997 and 2004.

        Whether we are working with our 550,000 healthcare provider-customers, 42,000 pharmacies, 200 labs or 1,500 insurance payers, our goal is the same: provide the business intelligence necessary to expedite clinical and healthcare transactions. We make the transactions secure, faster, more accurate and more economical by using our processing platform known as Phoenix. With this real-time processing system, we provide visibility into an insurance claim’s entire lifecycle, from the time the provider files it to the time the insurance payer reimburses the provider. That information provides data our customers use to improve their business efficiencies. The Phoenix platform is currently used at less than 40% of capacity; therefore, we can easily scale with future growth.

        Management believes MedAvant is the nation’s fourth largest claims processor and is among the top five independent Preferred Provider Organizations (“PPO”). Management believes we are the largest company that facilitates delivery of laboratory results, and we have several larger competitors in the electronic prescription delivery industry.

Operating Segments

        We operate two separately managed reportable segments: Transaction Services and Laboratory Communications. A description of these segments, their primary services and our source of revenue, in each, is as follows:

Transaction Services

•	Processing claims. The primary tool our customers use to process claims is a real-time web portal called myMedAvant, powered by our Phoenix platform. It offers standard and premium services with features such as verifying a patient’s insurance, enrolling with payers, tracking a claim’s progress with the payer and retrieving reports from payers. On average, we processed approximately 750,000 revenue-related transactions a day in 2006. Providers pay for claims processing based on either a flat monthly fee or a per- transaction fee.

•	Operating a PPO. Our PPO is called the National Preferred Provider Network (“NPPNTM ” or “NPPN”) and is accessed by more than 7,000,000 patients, 550,000 physicians, 4,000 acute care facilities and 90,000 ancillary care providers. We generate revenue primarily by charging participating payers a percentage of the savings they receive through NPPN. Because we operate a PPO, we can offer payers discounts on claims when a patient uses an out-of-network provider and we can negotiate non-discounted claims for

Laboratory Communications

•	Printing Technology. Our intelligent printing technology is integrated into printers for labs to purchase and install in physician offices. This allows for the secure transmittal of laboratory reports. Laboratories also purchase support, maintenance and monitoring programs to manage printers that have our integrated technology.

•	Pilot. This patent-pending, web-enabled device sits in a provider’s office and is used to transfer lab reports in virtually any format to a printer, a personal computer or a hand-held device. It integrates with most Practice Management Systems and usually saves the provider the cost of a dedicated phone line. Labs either purchase Pilot devices with an annual support program or they subscribe to Pilot with a program that includes support services.

•	Fleet Management System (“FMS”). Labs use this online tool to monitor printers in provider offices and receive alerts for routine problems such as a printer being out of paper or having a paper jam. FMS can also be used to monitor printer inventory and schedule regular maintenance. Labs pay a monthly fee per printer to use FMS.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
(some percents may not foot due to rounding)

	(Unaudited)
	Three Months Ended March 31,

		% of Net		% of Net
(In thousands)	2007	Revenues	2006	Revenues	Change $	Change %

Net revenues:
Transaction Services	$12,410	82.8%	$15,132	83.7%	$(2,722)	-18.0%
Laboratory Communication Solutions	2,586	17.2%	2,943	16.3%	(357)	-12.1%

	14,996	100.0%	18,075	100%	(3,079)	-17.0%

Cost of sales:
Transaction Services	2,948	19.7%	4,272	23.6%	(1,324)	-31.0%
Laboratory Communication Solutions	1,237	8.2%	1,565	8.7%	(328)	-21.0%

	4,185	27.9%	5,837	32.3%	(1,652)	-28.3%

Selling, general and administrative expenses:
Transaction Services	10,117	67.5%	10,749	59.5%	(632)	-5.9%
Laboratory Communication Solutions	681	4.5%	714	4.0%	(33)	-4.6%

	10,798	72.0%	11,463	63.4%	(665)	-5.8%

Write-off of impaired assets:
Transaction Services	19,449	129.7%	-	0.0%	19,449	100.0%
Laboratory Communication Solutions	-	0.0%	-	0.0%	-	0.0%

	19,449	129.7%	-	0.0%	19,449	100.0%

Depreciation and amortization:
Transaction Services	1,746	11.6%	1,584	8.8%	162	10.2%
Laboratory Communication Solutions	61	0.4%	78	0.4%	(17)	-21.8%

	1,807	12.0%	1,662	9.2%	145	8.7%

Operating income (loss):
Transaction Services	(21,849)	-145.7%	(1,473)	-8.1%	(20,376)	-1383.3%
Laboratory Communication Solutions	606	4.0%	586	3.2%	20	3.4%

	(21,243)	-141.7%	(887)	-4.9%	(20,356)	-2294.9%

Interest expense, net	953	6.4%	686	3.8%	267	38.9%

Net loss	$(22,196)		$(1,573)		$(20,623)

        Net Revenues. Consolidated net revenues decreased $3.1 million, or 17%, to $15.0 million for the three months ended March 31, 2007 compared to $18.1 million for the three months ended March 31, 2006.

        Net revenues in our Transaction Services segment decreased by $2.7 million, or 18%, for the three months ended March 31, 2007 compared to the same period in 2006. This decrease resulted primarily from lost customer volumes due to pricing pressures and increased direct customer connectivity to payers ($2.1 million). Additionally, we experienced a drop in transaction services revenue due to the elimination of certain unprofitable product lines beginning in late 2005 and continuing into early 2006 ($0.8 million). These decreases in revenue were partially offset by revenue generated by our recent acquisition of MRL ($0.2 million). We do not expect revenues to reverse the declining trends which we have experienced during the year 2006, and the quarter ended March 31, 2007; yet we do expect that our revenues will not continue this 18% rate of decline, as mentioned above.

        Laboratory Communication Solutions segment net revenues decreased by $0.4 million, or 12%, for the three months ended March 31, 2007, compared to the same period last year. This decrease is due primarily to one of our largest customers postponing orders during the month of March due to their warehousing issues, and also the continued downturn in business from another of our largest customers. We do not expect revenues to reverse the declining trends which we have experienced during the year 2006, and the quarter ended March 31, 2007; yet we do expect that our revenues will not continue this 12% rate of decline, as mentioned above.

        Cost of Sales. Consolidated cost of sales decreased $1.7 million, or 28%, to $4.2 million, for the three months ended March 31, 2007 compared to $5.8 million for the same period last year.

        The following table illustrates our cost of sales as a percentage of segment net revenues:

	(Unaudited)
	Three Months Ended March 31,

		% of Segment		% of Segment
(In thousands)	2007	Net Revenue	2006	Net Revenue

Cost of sales:
Transaction Services	$2,948	23.8%	$4,272	28.2%
Laboratory Communication Solutions	1,237	47.8%	1,565	53.2%

	$4,185	27.9%	$5,837	32.3%

Gross margin:
Transaction Services	$9,462	76.2%	$10,860	71.8%
Laboratory Communication Solutions	1,349	52.2%	1,378	46.8%

	$10,811	72.1%	$12,238	67.7%

        Cost of sales in our Transaction Services segment consists of EDI transaction fees, provider network access fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, and revenue sharing arrangements with our business partners. Cost of sales decreased $1.3 million, or 31%, to $2.9 million, for the three months ended March 31, 2007, compared to $4.3 million for the same period last year. Cost of sales as a percentage of segment net revenues improved to 24% during the period from 28% last year. This improvement was primarily due to the corresponding decrease in net revenues during the period (18%) coupled with the impact of our re-contracting with certain of our vendors during 2006. Gross margins on Transaction Services increased to 76% during the three months ended March 31, 2007, compared to 72% in the same period last year as management continues to focus on more profitable product lines.

        Cost of sales in our Laboratory Communication Solutions segment includes hardware, third party software, consumable materials, direct manufacturing labor and indirect manufacturing overhead. Cost of sales decreased $0.3 million to $1.2 million for the three months ended March 31, 2007, compared to the same period in 2006. Cost of sales as a percentage of segment revenue decreased to 48% during the period, from 53% last year. This improvement was a result of an increased proportion of Pilot in our sales mix, which has higher margins, which in this segment increased gross margins to 52% during the period, compared to 47% last year.

        Selling, General and Administrative Expenses (“SG&A”). SG&A decreased for the three months ended March 31, 2007, by $0.7 million, or 6%, to $10.8 million from $11.5 million for the three months ended March 31, 2006. SG&A expenses as a percentage of total net revenues increased to 72% for the three months ended March 31, 2007, from 63% in the same period last year. The number of our employees decreased to 333 at March 31, 2007, from 384 at March 31, 2006.

        Transaction Services segment SG&A expenses decreased $0.6 million, or 6%, to $10.1 million for the three months ending March 31, 2007, compared to $10.7 million for the same period last year. This decrease was primarily due to lower payroll expenses ($1.0 million), resulting from our reduction in the number of employees, along with improved operational efficiencies and lower commissions ($0.1 million). These were partially offset by increases in outside labor fees of $0.3 million as we migrate our PPO operating business to ppoONE.

        Laboratory Communication Solutions segment SG&A expenses remained flat at $0.7 million for the three months ended March 31, 2007, as compared to the same period of 2006.

        Impairment Charges. As a result of the Company’s continuing revenue and stock price declines during the first quarter of 2007, the Company performed a goodwill impairment test as of March 31, 2007. In accordance with the provisions of SFAS No. 142, the Company used a discounted cash flow analysis which indicated that the book value of the Transaction Services segment exceeded its estimated fair value and that goodwill impairment had occurred. In addition, as a result of the goodwill analysis, the Company assessed whether there had been an impairment of the Company’s long-lived assets in accordance with SFAS No. 144. The Company concluded that the book value of certain intangible assets was higher than their expected future cash flows and that impairment had occurred. In addition, the Company also reduced the remaining useful lives of its other intangible assets based on the foregoing analysis. Accordingly, the Company recorded a non-cash impairment charge of $19.4 million for the three months ended March 31, 2007 in its Transaction Services Segment. This charge included a $12.5 million impairment of goodwill and a $6.9 million impairment of certain other intangibles.

        For March 31, 2007, we recorded no impairment charge in our Laboratory Communications Solutions segment.

        Depreciation and Amortization. Depreciation and amortization increased by $0.1 million to $1.8 million for the three months ended March 31, 2007, from $1.7 million for the same period last year. This increase is primarily the result of our recent acquisition of MRL and our recent build out of our mirrored back up site in Texas.

        Operating Loss. As a result of the foregoing, the combined operating loss for the three months ended March 31, 2007, was $21.2 million compared to an operating loss of $0.9 million for the same period last year.

        Interest Expense. Net interest expense for the three months ended March 31, 2007, was $1.0 million compared to $0.7 for the same period last year. This increase in expense was primarily due to higher effective interest charges on our Laurus debt facility and increased borrowings. We anticipate that interest expense will increase as our borrowings on our revolving credit facility increase.

        Net Loss. As a result of the foregoing, net loss for the three months ended March 31, 2007 and 2006, was $22.2 million and $1.6 million, respectively.

Liquidity and Capital Resources

        Over the last several years we have experienced declining revenues, recurring losses from operations and have limitations on our access to capital. Our working capital deficit was approximately $9.6 million and our accumulated deficit was approximately $238.2 million as of March 31, 2007. We had availability under our revolving credit facility of approximately $4.5 million at December 31, 2006, approximately $1.3 million at March 31, 2007, and approximately $1.5 million as of May 7, 2007.

        As a result of these items, our independent registered public accounting firm has issued a going concern opinion with respect to our consolidated financial statements for the year ended December 31, 2006.

        We closely monitor our liquidity, capital resources and financial position on an ongoing basis, and we are continuing our efforts to reduce costs and increase revenues through new product launches and expanded relationships with certain customers. In addition, we are reviewing several strategic and operational initiatives that we believe would reverse some of these negative trends and also address current liquidity issues. These initiatives include a review of our strategic assets (including the sale of our pharmacy transaction business line on April 30, 2007), certain product offerings and additional cost cutting initiatives while continuing efforts to seek additional sources of long-term financing. We are hiring proven veterans of our industry’s sales force because we believe that revenue growth through new sales is an essential part of our future success.

        At the same time we are finding ways to achieve greater efficiencies and reductions in operating expenses. The Phoenix platform, for example, is yielding significant benefits to our internal processes and workflows much like it has for our EDI customers. Accordingly, at or about the time of filing this Form 10-Q we expect to implement reductions to our operating expenses consistent with our streamlined model.

        We believe that we will have sufficient cash and cash equivalents on hand or available to us under our credit facility to fund our operations and capital requirements through 2007. Management has discretion over its capital expenditures, and will continue to evaluate the Company’s cost structure and asset base, in order to remain solvent. Management will also focus upon revenue growth, and balancing the relationship between maximizing cash realizations of receivables, and also to manage committed expenditures. If we require additional funding in the future to satisfy any of our outstanding future obligations or to further our strategic plans, there can be no assurance that any additional funding will be available to us, or if available, that it will be available on acceptable terms. If we are successful in obtaining additional financing, the terms of the financing may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of our Common Stock. We believe that if we are not successful in obtaining additional financing for further product development or strategic acquisitions, such inability may adversely impact our ability to successfully execute our business plan and may put us at a significant competitive disadvantage.

        During the three months ended March 31, 2007, net cash used by operating activities totaled $2.3 million, related to our continued effort to pay down outstanding payables and accrued expenses during the first quarter of

2007; and otherwise for our net loss from operations. Cash used by investing activities totaled $0.5 million for the funding of capital expenditures related to our technical infrastructure and administrative systems, and capitalized development of internal systems. We anticipate that we will spend approximately $750,000 on capital expenditures, including capitalized development costs, for the remainder of 2007. These capital expenditures may be deferred to future periods by management at its discretion. Cash provided by financing activities totaled $2.5 million, consisting of drawings on our Laurus credit facility for the repayments of notes payable, payments of other long-term debt, payments related to capital leases, and funding our net cash used by operating activities.

        On December 7, 2005, we entered into a loan transaction with Laurus pursuant to which Laurus extended $20 million in financing to us in the form of a $5.0 million secured term loan and a $15.0 million secured revolving credit facility. The term loan has a stated term of five (5) years and will accrue interest at Prime plus 2%, subject to a minimum interest rate of 8%. The term loan is payable in equal monthly principal installments of approximately $89,300 plus interest until the maturity date on December 6, 2010. The revolving credit facility has a stated term of three (3) years, with two one-year extension options, and will accrue interest at the 90 day LIBOR rate plus 5%, subject to a minimum interest rate of 7%, and a maturity date of December 6, 2008. In connection with the Loan Agreement, we issued 500,000 shares of our Common Stock to Laurus. We also granted Laurus a first priority security interest in substantially all of our present and future tangible and intangible assets (including all intellectual property) to secure our obligations under the Loan Agreement. As of May 7, 2007, we had approximately $1.5 million available on our revolving credit facility and cash available. Per the Loan Agreement, we are required to maintain a lock box arrangement wherein monies received by us are automatically swept to repay the loan balance on the revolving credit facility.

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

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements of our Form 10-K for the year ended December 31, 2006.

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

New Accounting Pronouncements

        The Company adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007. FIN 48 is an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. Adoption of FIN 48 had no cumulative effect on the Company’s consolidated financial position at January 1, 2007. At March 31, 2007, the Company had no significant unrecognized tax benefits related to income taxes.

        The Company's policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement.

        The Company files income tax returns in the U.S. federal and several state jurisdictions. We believe that the Company is no longer subject to U.S. federal and state income tax examinations for years before 2003.

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

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective in the first quarter of fiscal year 2008. We are currently assessing the potential impact that the adoption of SFAS No. 159 will have on our financial statements.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

        Statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements present our expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. In particular, these include statements relating to: our ability to identify suitable acquisition candidates; our successful integration of any future acquisitions; our ability to successfully sell certain business units; our ability to successfully develop, market, sell, cross-sell, install and upgrade our clinical and financial transaction services and applications to new and current physicians, payers, medical laboratories and pharmacies; our ability to compete effectively on price and support services; our ability to increase revenues and revenue opportunities; and our ability to meet expectations regarding future capital needs and the availability of credit and other financing sources.

        All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, synergies, accretion, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings, approvals and closings relating to the merger or other planned acquisitions or dispositions; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

        Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. We refer you to the cautionary statements and risk factors set forth in the documents we file from time to time with the SEC, particularly our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007. Shareholders are cautioned not to put undue reliance on any forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any intent or obligation to update any forward-looking statements.

Available Information

        MedAvant’s Internet address is www.medavanthealth.com. MedAvant makes available free of charge on or through our Internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our stock is traded on the Nasdaq Global Market under the stock symbol “PILL.”

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

        There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

        There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 15, 2007.

ITEM 6. EXHIBITS

The following exhibits are furnished or filed as part of this Report on Form 10-Q:

10.43	Employment Agreement dated March 22, 2007, by and between ProxyMed, Inc. d/b/a MedAvant Healthcare Solutions, and Peter E. Fleming, III.

10.44	Purchase Agreement dated April 30, 2007, by and between SureScripts, LLC, and ProxyMed, Inc. d/b/a MedAvant Healthcare Solutions.

10.45	Escrow Agreement dated April 30, 2007, by and among SureScripts, LLC, ProxyMed, Inc. d/b/a MedAvant Healthcare Solutions, and SunTrust Bank.

10.46	Non-Competition Agreement dated April 30, 2007, by and between ProxyMed, Inc. d/b/a MedAvant Healthcare Solutions, and SureScripts, LLC.

10.47	Letter of Termination, dated April 30, 2007, of Purchase Agreement, as amended, dated June 27, 1997, between Walgreen Co., and ProxyMed, Inc. d/b/a MedAvant Healthcare Solutions.

31.1	Certification by John G. Lettko, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Gerard M. Hayden, Jr., Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by John G. Lettko, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Gerard M. Hayden, Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROXYMED, INC.

Date:	May 10, 2007	By:	/s/ John G. Lettko

John G. Lettko
Chief Executive Officer

Date:	May 10, 2007	By:	/s/ Gerard M. Hayden, Jr.

Gerard M. Hayden, Jr.
Chief Financial Officer