Form 10-Q
period 2007-06-30
PROXYMED INC /FT LAUDERDALE/
filed 2007-08-14
CIK 906337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Common Stock, $0.001 Par Value
13,782,915 Shares as of August 14, 2007

PART I — FINANCIAL INFORMATION
ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS
PROXYMED, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands except for share and per share data)

	(Unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$519	$682
Accounts receivable — trade, net of allowance for doubtful accounts of $6,904 and $3,777, respectively	13,446	15,045
Other receivables	89	91
Inventory, net	676	759
Other current assets	1,518	1,295

Total current assets	16,248	17,872
Property and equipment, net	4,502	5,555
Goodwill	13,972	26,480
Purchased technology, capitalized software and other intangible assets, net	10,886	19,702
Other long-term assets	3,282	2,631

Total assets	$48,890	$72,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$10,769	$10,842
Current portion of capital leases	833	1,041
Notes payable and current portion of long-term debt	16,071	12,512
Deferred revenue	282	439
Income taxes payable	582	674

Total current liabilities	28,537	25,508
Income taxes payable	—	238
Convertible notes	13,137	13,137
Other long-term debt	2,942	3,992
Long-term portion of capital leases	912	1,296
Long-term deferred revenue and other long-term liabilities	490	645

Total liabilities	46,018	44,816

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Series C 7% Convertible Preferred Stock — $.01 par value. Authorized 300,000 shares; issued 253,265 shares; outstanding 2,000; liquidation preference $100	—	—
Common Stock — $.001 par value. Authorized 30,000,000 shares; issued and outstanding 13,782,915, and 13,210,188 shares, respectively	14	14
Additional paid-in capital	245,170	243,387
Accumulated deficit	(242,312)	(215,977)

Total stockholders’ equity	2,872	27,424

Total liabilities and stockholders’ equity	$48,890	$72,240

The accompanying notes are an integral part of the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(amounts in thousands except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues:
Transaction fees, cost containment services and license fees	$12,331	$13,790	$25,387	$29,364
Communication devices and other tangible goods	1,955	1,767	3,895	4,268

	14,286	15,557	29,282	33,632

Costs and expenses:
Cost of transaction fees, cost containment services and license fees, excluding depreciation and amortization	3,153	3,433	6,267	7,766
Cost of laboratory communication devices and other tangible goods, excluding depreciation and amortization	1,004	1,084	2,074	2,587
Selling, general and administrative expenses	11,768	10,226	22,563	21,689
Depreciation and amortization	1,499	1,857	3,306	3,519
Write-off of impaired assets	—	—	19,449	—
Loss on disposal of assets	13	—	16	—

	17,437	16,600	53,675	35,561

Operating loss	(3,151)	(1,043)	(24,393)	(1,929)
Interest expense, net	992	796	1,945	1,483

Loss before income taxes	(4,143)	(1,839)	(26,338)	(3,412)
Provision for income taxes	—	—	—	—

Net loss	$(4,143)	$(1,839)	$(26,338)	$(3,412)

Basic and diluted weighted average shares outstanding	13,266,831	13,204,842	13,238,666	13,204,275

Basic and diluted loss per share	$(0.31)	$(0.14)	$(1.99)	$(0.26)

The accompanying notes are an integral part of the consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(26,338)	$(3,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,306	3,519
Write-off of impaired assets	19,449	—
Provision for obsolete inventory	17	19
Non-cash interest expense	522	510
Loss on disposal of fixed assets	16	9
Share-based compensation	652	574
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable and other receivables	1,600	809
Inventory	66	(19)
Other assets	(262)	(525)
Accounts payable, accrued expenses and other current liabilities	(73)	(2,670)
Deferred revenue	(157)	(53)
Income taxes payable	(330)	(302)
Other, net	(155)	(269)

Net cash used in operating activities	(1,687)	(1,810)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(225)
Capital expenditures	(390)	(810)
Capitalized software	(403)	(584)
Proceeds from sale of fixed assets	400	4

Net cash used in investing activities	(393)	(1,615)

Cash flows from financing activities:
Net proceeds from exercise of stock options and warrants	—	23
Draws on line of credit	24,809	26,569
Repayments of line of credit	(21,447)	(27,410)
Debt issuance costs	—	(145)
Payment of notes payable, long-term debt and capital leases	(1,445)	(537)

Net cash provided by (used in) financing activities	1,917	(1,500)

Net decrease in cash and cash equivalents	(163)	(4,925)
Cash and cash equivalents at beginning of period	682	5,546

Cash and cash equivalents at end of period	$519	$621

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

The unaudited results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007 (“the 10-K”).

b)	Going Concern — Over the last several years we have experienced declining revenues, recurring losses from operations and have limitations on our access to capital. Our working capital deficit was approximately $12.3 million and our accumulated deficit was approximately $242.3 million at June 30, 2007. The Company had availability under its revolving credit facility of approximately $4.5 million at December 31, 2006, approximately $2.5 million at June 30, 2007, and approximately $1.6 million as of August 13, 2007.

We closely monitor our liquidity, capital resources and financial position on an ongoing basis, and we are continuing our efforts to reduce costs and increase revenues through new product launches and expanded relationships with certain customers. In addition, we are reviewing several strategic and operational initiatives that we believe would reverse some of these negative trends and also address our current liquidity issues. These initiatives include a review of potential strategic transactions, certain product offerings and additional cost cutting initiatives while continuing efforts to seek additional sources of long-term financing. Accordingly, during May 2007, we implemented reductions to our operating expenses, which included a reduction in workforce. In connection with this reduction in workforce, the Company recorded approximately $0.2 million in severance costs during the three months ended June 30, 2007. This amount is included in selling, general and administrative expenses in the accompanying consolidated statement of operations. Approximately $0.1 million of these severance costs were paid during the three months ended June 30, 2007, and the remaining amount of $0.1 million is included in accrued expenses in the accompanying balance sheet as of June 30, 2007.

At the same time, we are finding ways to achieve greater efficiencies and reductions in operating expenses. The PhoenixSM platform, for example, is yielding significant benefits to our internal processes and workflows much like it has for our EDI customers.

c)	Revenue Recognition — Revenue is derived from our Transaction Services and Laboratory Communication Solutions segments.

Revenues in our Transaction Services segment are recorded as follows:
•	For revenues derived from insurance payers, pharmacies and submitters, such revenues are recognized on a per transaction basis or flat fee basis in the period the services are rendered.

•	Revenue from our medical cost containment business is recognized when the services are performed and are recorded net of estimated allowances. These revenues are primarily in the form of fees generated from discounts we secure for payers that access our provider network.

•	Revenues associated with revenue sharing agreements are recorded as gross revenue on a per transaction basis or a percentage of revenue basis and may involve increasing amounts or percentages based on transaction or revenue volumes achieved. This treatment is in accordance with Emerging Issues Task Force Consensus No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”

•	Revenue from certain up-front fees is recognized ratably over the term of the contract. This treatment is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”).

•	Revenue from support and maintenance contracts is recognized ratably over the contract period.
Revenues in our Laboratory Communication Solutions segment are recorded as follows:
•	Revenue from support and maintenance contracts is recognized ratably over the contract period.

•	Revenue from the sale of inventory and manufactured goods is recognized when the product is delivered, price is fixed or determinable, and collectibility is probable. This treatment is in accordance with SAB No. 104.

•	Revenue from the rental of laboratory communication devices is recognized ratably over the period of the rental contract.
d)	Allowance for Doubtful Accounts/Revenue Allowances/Bad Debt Estimates – We rely on estimates to determine revenue allowances, bad debt expenses, and the adequacy of our allowance for doubtful accounts receivable. These estimates are based on our historical experience and the industry in which we operate. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, in our Cost Containment business, we evaluate the collectibility of our accounts receivable based on a combination of factors, including historical collection ratios. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a reserve for doubtful accounts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off history and the length of time the receivables are past due. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for losses.

As part of this process, the Company revised its estimates of revenue allowances within our Cost Containment business during the period ended June 30, 2007 to reflect changes in historical collections due to changes in customer mix and service offerings. In addition, the Company wrote off approximately $1.7 million of accounts receivable from certain customers that management determined were uncollectible during the period ended June 30, 2007.

e)	Net Loss per Share — Basic net loss per share of our Common Stock is computed by dividing net loss by the weighted average shares of Common Stock outstanding during the period. Diluted net loss per share reflects the potential dilution from the exercise or conversion of securities into our Common Stock; however, the following shares were excluded from the calculation of diluted net loss per share because their effects would have been anti-dilutive:

	Six months ended June 30,
	(unaudited)	(unaudited)
	2007	2006
Common Stock excluded in the computation of net loss per share:

Convertible preferred stock	13,333	13,333
Convertible notes payable	238,989	238,989
Stock options	1,978,345	1,720,903
Warrants	0	857,215

	2,230,667	2,830,440

f)	Share-Based Compensation – We account for stock-based awards under SFAS No. 123(R) Share-Based Payments (“SFAS 123(R)”) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation cost over the service period for awards expected to vest. The fair value of stock is determined using a lattice valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. We recognized approximately $0.4 million and $0.3 million share-based compensation expense for the three months ended June 30, 2007 and 2006, respectively. We recognized approximately $0.7 million and $0.6 million in share-based compensation expense for the six months ended June 30, 2007 and 2006, respectively.

g)	New Accounting Pronouncements — The Company adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007. FIN 48 is an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. Adoption of FIN 48 had no cumulative effect on the Company’s consolidated financial position at January 1, 2007. At June 30, 2007, the Company had no significant unrecognized tax benefits related to income taxes.

The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement.

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
(2)	Inventory
Inventory consists of the following as of the dates indicated, and is valued at the lower of average cost or market:

	(Unaudited)
	June 30,	December 31,
	2007	2006
	(In thousands)
Materials, supplies and component parts	$308	$262
Work in process	70	87
Finished Goods	298	410

Total	$676	$759

(3)	Goodwill & Other Intangible Assets
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
As a result of the Company’s continuing revenue declines during the second quarter of 2007, the Company performed an interim goodwill impairment test as of June 30, 2007 in accordance with the provisions of SFAS No. 142. The results of that test indicated that the estimated fair value of both the Transaction Services and Laboratory Communications Solutions segments exceeded their book value. Therefore, we have determined that there was no additional impairment of either goodwill or other finite-lived intangible assets as of June 30, 2007 for either the Transaction Services or Laboratory Communications Solutions segments.
The changes in the carrying amounts of goodwill, net, resulting from the first quarter impairment charges, for the period ending June 30, 2007 by operating segment are as follows:

		Laboratory
	Transaction	Communications
In thousands	Services	Solutions	Total
Balance as of December 31, 2006	$24,378	$2,102	$26,480
Impairment charge	(12,508)	0	(12,508)

Balance as of June 30, 2007 (unaudited)	$11,870	$2,102	$13,972
The following table summarizes the changes in our other intangibles assets for the six months ended June 30, 2007.

	Other Intangibles				Other Intangibles
	Balance as of				Balance as of
	December 31,	Additions	Amortization	Impairment	June 30,
( In thousands)	2006	Deletions	Expense	Charge	2007
					(unaudited)
Capitalized software	$2,257	$319	$(295)	$—	$2,281
Purchased technology	2,177	(320)	(630)	—	1,227
Customer relationships	6,768	—	(286)	(6,482)	—
Provider network	8,500	—	(663)	(459)	7,378

	$19,702	$(1)	$(1,874)	$(6,941)	$10,886

The estimates of useful lives of other intangible assets are based on historical experience, the industry in which we operate, or on contractual terms. Other intangible assets are being amortized on a straight-line basis. Amortization expense was $0.8 million and $1.2 million for the three months ended June 30, 2007 and 2006, respectively, and $1.9 million and $2.3 million for the six months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, estimated future amortization of other intangible assets is as follows:

In thousands (unaudited)
2007 (remainder of the year)	$1,673
2008	2,837
2009	1,862
2010	1,286
2011	1,286
2012 and thereafter	1,942

$10,886

(4)	Debt Obligations
(a)	Revolving Credit Facility and Term Debt — On December 7, 2005, we and certain of our wholly-owned subsidiaries, entered into a security and purchase agreement (the “Loan Agreement”) with Laurus Master Fund, Ltd. (“Laurus”) to provide up to $20.0 million in financing to us.

Under the terms of the Loan Agreement, Laurus extended financing to us in the form of a $5.0 million secured term loan (the “Term Loan”) and a $15.0 million secured revolving credit facility (the “Revolving Credit Facility”). The Term Loan has a stated term of five (5) years and will accrue interest at Prime plus 2%, subject to a minimum interest rate of 8%. The Term Loan is payable in equal monthly principal installments of approximately $89,300 plus interest until the maturity date on December 6, 2010. The Revolving Credit Facility has a stated term of three (3) years and will accrue interest at the 90 day LIBOR rate plus 5%, subject to a minimum interest rate of 7%, and a maturity date of December 6, 2008 with two (2) one-year extension-options at the discretion of Laurus. Additionally, in connection with the Loan Agreement, we issued 500,000 shares of our Common Stock, par value $0.001 per share (the “Closing Shares”) to Laurus that were valued at approximately $2.4 million at the time of issuance. As of June 30, 2007, we had approximately $2.5 million of borrowing capacity on our revolving credit facility.

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

On June 21, 2007, we entered into an Amendment to the Loan Agreement (the “Amendment”) with Laurus whereby the amount available under the Revolving Credit Facility was increased $3.0 million to $18.0 million. The Amendment has a maturity date of June 30, 2008. During the term of the Amendment, the revised amounts available under the Revolving Credit Facility decrease, as defined in the Amendment, and the amount available under the revolving credit facility at June 30, 2008 will return to $15.0 million as committed under the original Loan Agreement. In connection with the Amendment, we issued 572,727 shares of our Common Stock to Laurus that were valued at approximately $1.0 million. The costs of these shares were capitalized as debt issuance costs and will be amortized over the term of the Amendment.

As more fully disclosed in Note 1(d), the Company revised its estimates of revenue allowances and the allowance for doubtful accounts for the period ended June 30, 2007. These changes in estimates negatively impacted the Company’s availability under the Revolving Credit Facility (which is based on an earnings formula as defined in the Loan Agreement) and resulted in an overadvance on its available borrowings at June 30, 2007. Subsequent to June 30, 2007, the Company obtained a waiver from Laurus regarding this overadvance on its available borrowings to June 30, 2008.

(b)	Convertible Notes — On December 31, 2002, we issued $13.4 million of 4% uncollateralized convertible promissory notes to the former shareholders of MedUnite as part of the consideration paid in the acquisition of MedUnite. These notes mature on December 31, 2008. Interest is payable quarterly in cash in arrears. The notes were convertible into 716,968 shares, based on a conversion price of $18.323 per share. Convertibility was dependent upon certain revenue targets being met. During the measurement period, only the first revenue target was achieved. As a result only one-third of the original number of shares into which such notes were convertible will remain convertible until December 31, 2008. The total principle amount of convertible notes as of June 30, 2007, and December 31, 2006, is $13.1 million. The notes are now convertible into 238,989 shares of our Common Stock.

(c)	Notes Payable — On October 10, 2006, the Company signed two $1.0 million notes payable in conjunction with its acquisition of MRL. The notes payable accrue interest at 7% and are payable in 24 equal monthly installments of principal and interest of approximately $0.1 million, beginning in November 2006.
(5)	Equity Transactions
During the six months ended June 30, 2007, we granted 301,929 stock options, at exercise prices between $2.65 and $5.65 per share to officers, directors, and employees. Such options are for ten-year terms and generally vest over four years following the date of the grant. During the six months ended June 30, 2007, no employee stock options were exercised, and 93,501 stock options were cancelled.
(6)	Segment Information
As defined in SFAS 131, “Disclosures About Segments of an Enterprise and Related Information”, we have two operating segments: Transaction Services and Laboratory Communications Solutions. Basic differences in products, services and customer bases underlie our decision to report these two separate segments. Transaction Services focuses on electronic exchanges of information between healthcare providers and payers, whether through our EDI platform or PPO network. Technology, such as our PhoenixSM platform, plays an essential role in operations and serving our Transaction Services customers. Laboratory Communication Solutions produces equipment that facilitates results reporting between laboratories and healthcare providers. Therefore, the operating environment is different as is the management perspective. Besides having different customers than Transaction Services, Laboratory Communications’ revenue structure is different than Transaction Services. In addition to selling or leasing the communication equipment, Laboratory Communications provides support services under maintenance agreements post sale. Transaction Services generally recognizes revenue when transactions are processed for a customer.
Our segment reporting includes revenue and expense by each operating unit, including depreciation and amortization. Because our financing, particularly the debt, is negotiated and secured on a consolidated basis, our segment reporting does not allocate interest expense (or interest income) by reportable segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net revenues by operating segment:
Transaction Services	$11,810	$13,307	$24,220	$28,440
Laboratory Communication Solutions	2,476	2,250	5,062	5,192

	$14,286	$15,557	$29,282	$33,632

Operating income (loss) by operating segment:
Transaction Services	$(3,710)	$(1,360)	$(25,558)	$(2,832)
Laboratory Communication Solutions	559	317	1,165	903

	$(3,151)	$(1,043)	$(24,393)	$(1,929)

	June 30, 2007	December 31, 2006
Total assets by operating segment:
Transaction Services	$32,911	$57,145
Laboratory Communication Solutions	15,979	15,095

	$48,890	$72,240

(7)	Income Taxes
As of June 30, 2007, we had a net deferred tax asset of approximately $114.9 million, which was fully offset by a valuation allowance due to cumulative losses in recent years. Realization of the net deferred tax asset is dependent upon us generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. We will adjust this valuation reserve if, during future periods, management believes we will generate sufficient taxable income to realize the net deferred tax asset.
(8)	Commitments and Contingencies
(a)	Litigation — We were named as a defendant in an action filed in July 2006, in the United States District Court of New Jersey by MedAvante, Inc., (“MedAvante”). MedAvante claimed that our use of the names “MedAvant” and “MedAvant Healthcare Solutions” infringed trademark rights allegedly held by MedAvante. MedAvante sought unspecified compensatory damages and injunctive relief. On February 12, 2007, the District Court issued a settlement order. The terms and conditions of that agreement remain open, but the total value of the settlement is expected to be approximately $1.3 million of which $1.0 million will be covered by insurance. We have accrued a preliminary estimate of $0.3 million (net of expected insurance proceeds) based upon these negotiations.

From time to time, we are a party to other legal proceedings in the course of our business. We, however, do not expect such other legal proceedings to have a material adverse effect on our business or financial condition.

(b)	Employment Agreements — We entered into employment agreements with certain executives and other members of management that provide for cash severance payments if these employees are terminated without cause as defined in the employment agreements. Our aggregate commitment under these agreements is $2.3 million at June 30, 2007.
(9)	Supplemental Disclosure of Cash Flow Information
Cash paid for interest was $0.7 million and $0.4 million for the three months ended June 30, 2007 and 2006, respectively, and $1.4 million and $0.8 million for the six months ended June 30, 2007 and 2006, respectively. Payments to the State of New York for income taxes were $0.2 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively and $0.4 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively.
(10)	Other
On April 30, 2007, the Company entered a series of agreements to sell its pharmacy transaction assets to SureScripts, LLC for total purchase price of $0.5 million, including $0.4 million in cash at closing and

$100,000 in contingent considerations. The contingent consideration will be paid upon the completion of certain milestones as defined in the agreements. In connection with this sale, the Company also entered into a letter agreement with Walgreen Company (“Walgreen”) specifically terminating its $10.0 million obligation to Walgreen in the event of the divestiture of its pharmacy transaction assets (see Note 15 in the Company’s 2006 Form 10-K) resulting in no settlement or payments to Walgreen. The Company recognized a loss in connection with its disposal of its pharmacy transaction assets of approximately $3,000 during the three months ended June 30, 2007.

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
Introduction
          MedAvant Healthcare Solutions (“MedAvant”) is an information technology company that facilitates the exchange of medical claim and clinical information among doctors, hospitals, medical laboratories, and insurance payers. MedAvant also enables the electronic transmission of laboratory results. Historically, we had also processed pharmacy claims and prescription orders. However, on April 30, 2007, we executed an agreement for the sale of our pharmacy transaction processing business, pursuant to which we sold this business.
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
          Whether we are working with our 550,000 healthcare provider-customers, 200 clinical laboratories or 1,500 insurance payers, our goal is the same: provide the business intelligence necessary to expedite clinical and healthcare transactions. We make the transactions secure, faster, more accurate and more economical by using our processing platform known as PhoenixSM. With this real-time processing system, we provide visibility into an insurance claim’s entire lifecycle, from the time the provider files it to the time the insurance payer reimburses the provider. That information provides data our customers use to improve their business efficiencies. The PhoenixSM platform is currently used at less than 40% of capacity; therefore, we can easily scale with future growth.
          Management believes MedAvant is the nation’s fourth largest claims processor and is among the top five independent Preferred Provider Organizations (“PPO”) and the largest company that facilitates delivery of laboratory results.
Operating Segments
          We operate two separately managed reportable segments: Transaction Services and Laboratory Communications Solutions. A description of these segments, their primary services and our source of revenue, in each, is as follows:
     Transaction Services
•	Processing claims. The primary tool our customers use to process claims is a real-time web portal called myMedAvant, powered by our PhoenixSM platform. It offers standard and premium services with features such as verifying a patient’s insurance, enrolling with payers, tracking a claim’s progress with the payer and retrieving reports from payers. On average, we processed approximately 750,000 revenue-related transactions a day in 2006. Providers pay for claims processing based on either a flat monthly fee or a per-transaction fee.

•	Operating a PPO. Our PPO is called the National Preferred Provider Network (“NPPNTM” or “NPPN”) and is accessed by more than, 550,000 physicians, 4,000 acute care facilities and 90,000 ancillary care providers. We generate revenue primarily by charging participating payers a percentage of the savings they receive through NPPN. Because we operate a PPO, we can offer payers discounts on claims when a patient uses an out-of-network provider and we can negotiate non-discounted claims for payers.

     Laboratory Communications Solutions
•	Printing Technology. Our intelligent printing technology is integrated into printers for labs to purchase and install in physician offices. This allows for the secure transmittal of laboratory reports. Laboratories also purchase support, maintenance and monitoring programs to manage printers that have our integrated technology.

•	Pilot. This patent-pending, web-enabled device sits in a provider’s office and is used to transfer lab reports in virtually any format to a printer, a personal computer or a hand-held device. It integrates with most Practice Management Systems and usually saves the provider the cost of a dedicated phone line. Labs either purchase Pilot devices with an annual support program or they subscribe to Pilot with a program that includes support services.

•	Fleet Management System (“FMS”). Labs use this online tool to monitor printers in provider offices and receive alerts for routine problems such as a printer being out of paper or having a paper jam. FMS can also be used to monitor printer inventory and schedule regular maintenance. Labs pay a monthly fee per printer to use FMS.
Results of Operations
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
(some percents may not foot due to rounding)

	(Unaudited)
	Three Months Ended June 30,
		% of Net		% of Net
	2007	Revenues	2006	Revenues	Change $	Change %
	(In thousands)
Net revenues:
Transaction Services	$11,810	82.7%	$13,307	85.5%	$(1,497)	-11.2%
Laboratory Communication Solutions	2,476	17.3%	2,250	14.5%	226	10.0%

	14,286	100%	15,557	100%	(1,271)	-8.2%

Cost of sales:
Transaction Services	3,024	21.2%	3,356	21.6%	(332)	-9.9%
Laboratory Communication Solutions	1,132	7.9%	1,161	7.5%	(29)	-2.5%

	4,156	29.1%	4,517	29.0%	(361)	-8.0%

Selling, general and administrative expenses:
Transaction Services	11,150	78.0%	9,532	61.3%	1,618	17.0%
Laboratory Communication Solutions	632	4.4%	694	4.5%	(62)	-8.9%

	11,782	82.5%	10,226	65.7%	1,556	15.2%

Depreciation and amortization:
Transaction Services	1,346	9.4%	1,779	11.4%	(433)	-24.3%
Laboratory Communication Solutions	153	1.1%	78	0.5%	75	96.2%

	1,499	10.5%	1,857	11.9%	(358)	-19.3%

Operating income (loss):
Transaction Services	(3,709)	-26.0%	(1,360)	-8.7%	(2,349)	-172.7%
Laboratory Communication Solutions	558	3.9%	317	2.0%	241	76.0%

	(3,151)	-22.1%	(1,043)	-6.7%	(2,108)	-202.1%

Interest expense, net	992	6.9%	796	5.1%	196	24.6%

Net loss	$(4,143)		$(1,839)		$(2,304)

          Net Revenues. Consolidated net revenues decreased $1.3 million, or 8%, to $14.3 million for the three months ended June 30, 2007 compared to $15.6 million for the three months ended June 30, 2006.
          Net revenues in our Transaction Services segment decreased by $1.5 million, or 11%, for the three months ended June 30, 2007 compared to the same period in 2006. This decrease resulted primarily from lost customer volumes due to pricing pressures, changes in customer mix and service offerings, and increased direct customer connectivity to payers ($1.1 million). Additionally, we experienced a drop in transaction services revenue due to the elimination of certain unprofitable product lines beginning in late 2005 and continuing into early 2006 ($0.3 million). These decreases in revenue were partially offset by revenue generated by our recent acquisition of MRL ($0.2 million). We do not expect revenues to reverse the declining trends which we have experienced during the year 2006, and through the second quarter ended June 30, 2007; yet we do expect that our revenues will not continue this 11% rate of decline, as mentioned above. Revenue declines are likely as a result of continued competitive pressures which may affect pricing, revenues and cash flows.
          Laboratory Communication Solutions segment net revenues increased by $0.2 million, or 10%, for the three months ended June 30, 2007, compared to the same period last year. This increase is due primarily to increased rental income from one of our largest customers.
          Cost of Sales. Consolidated cost of sales decreased $0.4 million, or 8%, to $4.2 million, for the three months ended June 30, 2007 compared to $4.5 million for the same period last year.
          The following table illustrates our cost of sales as a percentage of segment net revenues:

	(Unaudited)
	Three Months Ended June 30,
		% of Segment		% of Segment
	2007	Net Revenue	2006	Net Revenue
	(In thousands)
Cost of sales:
Transaction Services	$3,024	25.6%	$3,356	25.2%
Laboratory Communication Solutions	1,132	45.7%	1,161	51.6%

	$4,156	29.1%	$4,517	29.0%

Gross margin:
Transaction Services	$8,786	74.4%	$9,951	74.8%
Laboratory Communication Solutions	1,344	54.3%	1,089	48.4%

	$10,130	70.9%	$11,040	71.0%

          Cost of sales in our Transaction Services segment consists of EDI transaction fees, provider network access fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, and revenue sharing arrangements with our business partners. Cost of sales decreased $0.3 million, or 10%, to $3.0 million, for the three months ended June 30, 2007, compared to $3.4 million for the same period last year. Cost of sales as a percentage of segment net revenues increased slightly compared to the same period last year. Gross margins on Transaction Services decreased slightly during the three months ended June 30, 2007 compared to the same period last year again due to the reduction in revenue as a result of the loss experience rate change. Our management continues to focus on improving the profitability of our product lines. This is evidenced by recent provider network acquisitions which have helped us avoid costly monthly network access fees.
          Cost of sales in our Laboratory Communication Solutions segment includes hardware, third party software, consumable materials, direct manufacturing labor and indirect manufacturing overhead. Cost of sales remained steady at $1.1 million for the three months ended June 30, 2007, compared to the same period in 2006. Cost of sales as a percentage of segment revenue decreased to 46% during the period, from 52% last year. This improvement was a result of an increased proportion of Pilot in our sales mix, which has higher margins, which in this segment increased gross margins to 54% during the period, compared to 48% last year.
          Selling, General and Administrative Expenses (“SG&A”). SG&A increased for the three months ended June 30, 2007, by $1.6 million, or 15%, to $11.8 million from $10.2 million for the three months ended June 30, 2006. SG&A expenses as a percentage of total net revenues increased to 82% for the three months ended June 30, 2007, from 66% in the same period last year. The number of our employees decreased to 300 at June 30, 2007, from 370 at June 30, 2006.
          Transaction Services segment SG&A expenses increased $1.6 million, or 17%, to $11.1 million for the three months ending June 30, 2007, compared to $9.5 million for the same period last year. This increase is primarily due to a one time charge of $1.7 million to the provision for doubtful accounts due to uncollectible amounts from certain customers that management determined were uncollectible during the period ended June 30, 2007. During May 2007, we implemented reductions to our operating expenses, including headcount reductions, consistent with our streamlined model. The impact of those reductions however, will not take effect until the third quarter as a one time charge of $0.2 million for severance was charged against earnings in the quarter. Offsetting these additional costs were lower personnel costs of $0.6 million dollars due to lower bonus expenses. The PhoenixSM platform is yielding significant benefits to our internal processes and workflows much like it has for our EDI customers.
          Laboratory Communication Solutions segment SG&A expenses decreased slightly to $0.6 million for the three months ended June 30, 2007, as compared to the same period of 2006.
          Depreciation and Amortization. Depreciation and amortization decreased by $0.4 million to $1.5 million for the three months ended June 30, 2007, from $1.9 million for the same period last year. This decrease is primarily the result of the impairment charges against certain intangible assets recorded in the first quarter of 2007.
          Operating Loss. As a result of the foregoing, the combined operating loss for the three months ended June 30, 2007, was $3.2 million compared to an operating loss of $1.0 million for the same period last year.
          Interest Expense. Net interest expense for the three months ended June 30, 2007, was $1.0 million compared to $0.8 million for the same period last year. This increase in expense was primarily due to higher effective interest charges on our Laurus debt facility and increased borrowings. We anticipate that interest expense will increase as our borrowings on our revolving credit facility increase.
          Net Loss. As a result of the foregoing, net loss for the three months ended June 30, 2007 and 2006, was $4.1 million and $1.8 million, respectively.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
(some percents may not foot due to rounding)

	(Unaudited)
	Six Months Ended June 30,
		% of Net		% of Net
	2007	Revenues	2006	Revenues	Change $	Change %
	(In thousands)
Net revenues:
Transaction Services	$24,220	82.7%	$28,440	84.6%	$(4,220)	-14.8%
Laboratory Communication Solutions	5,062	17.3%	5,192	15.4%	(130)	-2.5%

	29,282	100%	33,632	100%	(4,350)	-12.9%

Cost of sales:
Transaction Services	5,972	20.4%	7,629	22.7%	(1,657)	-21.7%
Laboratory Communication Solutions	2,369	8.1%	2,725	8.1%	(356)	-13.1%

	8,341	28.5%	10,354	30.8%	(2,013)	-19.4%

Selling, general and administrative expenses:
Transaction Services	21,265	72.6%	20,281	60.3%	984	4.9%
Laboratory Communication Solutions	1,313	4.5%	1,408	4.2%	(95)	-6.7%

	22,578	77.1%	21,689	64.5%	889	4.1%

Write-off of impaired assets:
Transaction Services	19,449	66.4%	—	0.0%	19,449	100.0%
Laboratory Communication Solutions	—	0.0%	—	0.0%	—	0.0%

	19,449	66.4%	—	0.0%	19,449	100.0%

Depreciation and amortization:
Transaction Services	3,092	10.6%	3,363	10.0%	(271)	-8.1%
Laboratory Communication Solutions	214	0.7%	156	0.5%	58	37.2%

	3,306	11.3%	3,519	10.5%	(213)	-6.1%

Operating income (loss):
Transaction Services	(25,558)	-87.3%	(2,833)	-8.4%	(22,725)	-802.2%
Laboratory Communication Solutions	1,165	4.0%	903	2.7%	262	29.0%

	(24,393)	-83.3%	(1,930)	-5.7%	(22,463)	-1163.9%

Interest expense, net	1,945	6.6%	1,482	4.4%	463	31.2%

Net loss	$(26,338)		$(3,412)		$(22,926)

     Net Revenues. Consolidated net revenues decreased $4.3 million, or 13%, to $29.3 million for the six months ended June 30, 2007 compared to $33.6 million for the six months ended June 30, 2006.
     Net revenues in our Transaction Services segment decreased by $4.2 million, or 15%, for the six months ended June 30, 2007 compared to the same period in 2006. This decrease resulted primarily from lost customer volumes due to pricing pressures and increased direct customer connectivity to payers ($3.1 million). Additionally, we experienced a drop in transaction services revenue due to the elimination of certain unprofitable product lines beginning in late 2005 and continuing into early 2006 ($1.1 million) and changes in product mix and service offerings. These decreases in revenue were partially offset by revenue generated by our recent acquisition of MRL ($0.4 million). We do not expect revenues to reverse the declining trends which we have experienced during the year 2006, and through the second quarter ended June 30, 2007; yet we do expect that our revenues will not continue this 15% rate of decline, as mentioned above. Revenue declines are likely as a result of continued competitive pressures which may affect pricing, revenues and cash flows.
     Laboratory Communication Solutions segment net revenues decreased by $0.1 million, or 3%, for the six months ended June 30, 2007, compared to the same period last year. This decrease is primarily related to the downturn in business in one of our largest customers. We do not expect revenues to reverse the declining trends which we have experienced thus far during the year 2007. Revenue declines are likely as a result of continued competitive pressures which may affect pricing, revenues and cash flows.
     Cost of Sales. Consolidated cost of sales decreased $2.0 million, or 19%, to $8.3 million, for the six months ended June 30, 2007 compared to $10.4 million for the same period last year.

     The following table illustrates our cost of sales as a percentage of segment net revenues:

	(Unaudited)
	Six Months Ended June 30,
		% of Segment		% of Segment
	2007	Net Revenue	2006	Net Revenue
	(In thousands)
Cost of sales:
Transaction Services	$5,972	24.7%	$7,629	26.8%
Laboratory Communication Solutions	2,369	46.8%	2,725	52.5%

	$8,341	28.5%	$10,354	30.8%

Gross margin:
Transaction Services	$18,248	75.3%	$20,811	73.2%
Laboratory Communication Solutions	2,693	53.2%	2,467	47.5%

	$20,941	71.5%	$23,278	69.2%

     Cost of sales in our Transaction Services segment consists of EDI transaction fees, provider network access fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, and revenue sharing arrangements with our business partners. Cost of sales decreased $1.7 million, or 22%, to $6.0 million, for the six months ended June 30, 2007, compared to $7.6 million for the same period last year. Cost of sales as a percentage of segment net revenues decreased to 25% during the period from 27% for the same period last year. This decrease was primarily the result of our re-contracting with certain of our vendors during 2006 thus lowering our transaction costs. Gross margins on Transaction Services also improved slightly during the six months ended June 30, 2007 compared to the same period last year as management continues to focus on more profitable product lines.
     Cost of sales in our Laboratory Communication Solutions segment includes hardware, third party software, consumable materials, direct manufacturing labor and indirect manufacturing overhead. Cost of sales decreased $0.4 million for the six months ended June 30, 2007, compared to the same period in 2006. Cost of sales as a percentage of segment revenue decreased to 47% during the period, from 52% last year. This improvement was a result of an increased proportion of Pilot in our sales mix, which has higher margins, which in this segment increased gross margins to 53% during the period, compared to 48% last year.
     Selling, General and Administrative Expenses (“SG&A”). SG&A increased for the six months ended June 30, 2007, by $0.9 million, or 4%, to $22.6 million from $21.7 million for the six months ended June 30, 2006. SG&A expenses as a percentage of total net revenues increased to 77% for the six months ended June 30, 2007, from 65% in the same period last year. The number of our employees decreased to 300 at June 30, 2007, from 370 at June 30, 2006.
     Transaction Services segment SG&A expenses increased $1.0 million, or 5%, to $21.3 million for the six months ending June 30, 2007, compared to $20.3 million for the same period last year. This increase is primarily due to a one time charge of $1.7 million to the provision for doubtful accounts due to uncollectible amounts from certain customers that management determined were uncollectible during the period ended June 30, 2007, a decrease in capitalized labor of $0.2 million, offset by $1.2 million savings due to lower bonus expense compared to the same period last year.
     Laboratory Communication Solutions segment SG&A expenses decreased $0.1 million for the six months ended June 30, 2007, as compared to the same period of 2006.
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
     As a result of the Company’s continuing revenue declines during the second quarter of 2007, the Company performed an interim goodwill impairment test as of June 30, 2007 in accordance with the provisions of SFAS No. 142. The results of that test indicated that the estimated fair value of both the Transaction Services and Laboratory Communications Solutions segments exceeded their book value. Therefore, we have determined that there was no additional impairment of either goodwill or other finite-lived intangible assets as of June 30, 2007 for either the Transaction Services or Laboratory Communications Solutions segments.
     Depreciation and Amortization. Depreciation and amortization decreased by $0.2 million to $3.3 million for the six months ended June 30, 2007, from $3.5 million for the same period last year. This decrease is primarily the result of the impairment charges against certain intangible assets recorded in the first quarter of 2007.
     Operating Loss. As a result of the foregoing, the combined operating loss for the six months ended June 30, 2007, was $24.4 million compared to an operating loss of $1.9 million for the same period last year.
     Interest Expense. Net interest expense for the six months ended June 30, 2007, was $1.9 million compared to $1.5 million for the same period last year. This increase in expense was primarily due to higher effective interest charges on our Laurus debt facility and increased borrowings. We anticipate that interest expense will increase as our borrowings on our revolving credit facility increase.
     Net Loss. As a result of the foregoing, net loss for the six months ended June 30, 2007 and 2006, was $26.3 million and $3.4 million, respectively.
Liquidity and Capital Resources
     Over the last several years we have experienced declining revenues, recurring losses from operations and have limitations on our access to capital. Our working capital deficit was approximately $12.3 million and our accumulated deficit was approximately $242.3 million as of June 30, 2007. We had availability under our revolving credit facility of approximately $4.5 million at December 31, 2006, approximately $2.5 million at June 30, 2007, and approximately $1.6 million as of August 13, 2007.
     As a result of these items, our independent registered public accounting firm has issued a going concern opinion with respect to our consolidated financial statements for the year ended December 31, 2006.
     We closely monitor our liquidity, capital resources and financial position on an ongoing basis, and we are continuing our efforts to reduce costs and increase revenues through new product launches and expanded relationships with certain customers. In addition, we are reviewing several strategic and operational initiatives that we believe would reverse some of these negative trends and also address current liquidity issues. These initiatives include a review of potential strategic transactions (including the sale of our pharmacy transaction business line on April 30, 2007), certain product offerings and additional cost cutting initiatives while continuing efforts to seek additional sources of long-term financing. We are also hiring proven veterans of our industry’s sales force because we believe that revenue growth through new sales is an essential part of our future success.
     At the same time we are finding ways to achieve greater efficiencies and reductions in operating expenses. The PhoenixSM platform, for example, is yielding significant benefits to our internal processes and workflows much like it has for our EDI customers. Accordingly, during May 2007, we implemented reductions to our headcount and operating expenses consistent with our streamlined model.
     We believe that we will have sufficient cash and cash equivalents on hand or available to us under our credit facility to fund our operations and capital requirements through June 2008. Our management has discretion over its capital expenditures, and will continue to evaluate the Company’s cost structure and asset base, in order to remain solvent. Our management will also focus upon revenue growth, and balancing the relationship between maximizing cash realizations of receivables, and also to manage committed expenditures. If we require additional funding in the future to satisfy any of our outstanding future obligations or to further our strategic plans, there can be no assurance that any additional funding will be available to us, or if available, that it will be available on acceptable terms. If we are successful in obtaining additional financing, the terms of the financing may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of our common stock. We believe that if we are not successful in obtaining additional financing or if we are unable to enter into a strategic transaction in 2007, such inability may adversely impact our ability to successfully execute our business plan and may put us at a significant competitive disadvantage.
     During the six months ended June 30, 2007, net cash used in operating activities totaled $1.7 million, related to net losses and reductions in accrued liabilities. Cash used in investing activities totaled $0.4 million from capital expenditures offset with the proceeds of the sale of our pharmacy business. We anticipate that we will spend approximately $450,000 on capital expenditures, including capitalized development costs, for the remainder of 2007. These capital expenditures may be deferred to future periods by management at its discretion. Cash provided by financing activities totaled $1.9 million for the six months ended June 30, 2007, consisting of drawings on our Laurus credit facility for the repayments of notes payable, payments of other long-term debt, payments related to capital leases, and funding our net cash used by operating activities.
     On December 7, 2005, we entered into a loan transaction with Laurus Master Fund (“Laurus”) pursuant to which Laurus extended $20.0 million in financing to us in the form of a $5.0 million secured term loan and a $15.0 million secured revolving credit facility. The term loan has a stated term of five (5) years and will accrue interest at Prime plus 2%, subject to a minimum interest rate of 8%. The term loan is payable in equal monthly principal installments of approximately $89,300 plus interest until the maturity date on December 6, 2010. The revolving credit facility has a stated term of three (3) years, with two one-year extension options, and will accrue interest at the 90 day LIBOR rate plus 5%, subject to a minimum interest rate of 7%, and a maturity date of December 6, 2008. In connection with the Loan Agreement, we issued 500,000 shares of our Common Stock to Laurus. We also granted Laurus a first priority security interest in substantially all of our present and future tangible and intangible assets (including all intellectual property) to secure our obligations under the Loan Agreement. As of August 13, 2007, we had approximately $1.6 million available on our revolving credit facility and cash available. Per the Loan Agreement, we are required to maintain a lock box arrangement wherein monies received by us are automatically swept to repay the loan balance on the revolving credit facility.
     On June 21, 2007, we entered into an Amendment to the Loan Agreement (the “Amendment”) with Laurus whereby the amount available under the Revolving Credit Facility was increased $3.0 million to $18.0 million. The Amendment has a maturity date of June 30, 2008. During the term of the Amendment, the revised amounts available under the Revolving Credit Facility decrease, as defined in the Amendment, and the amount available under the revolving credit facility at June 30, 2008 will return to $15.0 million as committed under the original Loan Agreement. In connection with the Amendment, we issued 572,727 shares of our Common Stock to Laurus that were valued at approximately $1.0 million. The costs of these shares were capitalized as debt issuance costs and will be amortized over the term of the Amendment.
     As more fully disclosed in Note 1(d) to the interim consolidated financial statements as of and for the period ended June 30, 2007, the Company revised its estimates of revenue allowances and the allowance for doubtful accounts during the period ended June 30, 2007. These changes in estimates negatively impacted the Company’s availability under the Revolving Credit Facility (which is based on an earnings formula as defined in the Loan Agreement) and resulted in an overadvance on its available borrowings at June 30, 2007. Subsequent to June 30, 2007, the Company obtained a waiver from Laurus regarding this overadvance on its available borrowings to June 30, 2008.
     On April 30, 2007, the Company entered a series of agreements to sell its pharmacy transaction assets to SureScripts, LLC for total purchase price of $0.5 million, including $0.4 million in cash at closing and $100,000 in contingent considerations. The contingent consideration will be paid upon the completion of certain milestones as defined in the agreements. In connection with this sale, the Company also entered into a letter agreement with Walgreen Company (“Walgreen”) specifically terminating its $10.0 million obligation to Walgreen in the event of the divestiture of its pharmacy transaction assets (see Note 15 in the Company’s 2006 Form 10-K). The Company recognized a loss in connection with its disposal of its pharmacy transaction assets of approximately $3,000 during the three months ended June 30, 2007. In addition, we announced on August 14, 2007 that we had retained Cain Brothers & Company to help us identify strategic alternatives to improve cash flow for the Company and its businesses. Cain Brothers is an investment banking and financial advisory firm that focuses exclusively on healthcare services and medial technology.

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
     Allowance for Revenue Adjustments/Doubtful Accounts/Bad Debt Estimates — We rely on estimates to determine revenue allowances, bad debt expenses, and the adequacy of our allowance for doubtful accounts receivable. These estimates are based on our historical experience and the industry in which we operate. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, in our Cost Containment business, we evaluate the collectibility of our accounts receivable based on a combination of factors, including historical collection ratios. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a reserve for doubtful accounts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off history and the length of time the receivables are past due. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for losses.
As part of this process, the Company revised its estimates of revenue allowances within our Cost Containment business during the period ended June 30, 2007 to reflect changes in historical collections due to changes in customer mix and service offerings. In addition, the Company wrote off approximately $1.7 million of accounts receivable from certain customers that management determined were uncollectible during the period ended June 30, 2007.
New Accounting Pronouncements
     The Company adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007. FIN 48 is an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. Adoption of FIN 48 had no cumulative effect on the Company’s consolidated financial position at January 1, 2007. At June 30, 2007, the Company had no significant unrecognized tax benefits related to income taxes.
     The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement.
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

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995
     Statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements present our expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. In particular, these include statements relating to: our ability to identify suitable strategic transactions; our ability to raise additional funds for working capital; our ability to successfully sell certain business units; our ability to successfully develop, market, sell, cross-sell, install and upgrade our clinical and financial transaction services and applications to new and current physicians, payers, medical laboratories and pharmacies; our ability to compete effectively on price and support services; our ability to increase revenues and revenue opportunities; and our ability to meet expectations regarding future capital needs and the availability of credit and other financing sources.
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
     There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We were named as a defendant in an action filed in July 2006, in the United States District Court of New Jersey by MedAvante, Inc., (“MedAvante”). MedAvante claimed that our use of the names “MedAvant” and “MedAvant Healthcare Solutions” infringed trademark rights allegedly held by MedAvante. MedAvante sought unspecified compensatory damages and injunctive relief. On February 12, 2007, the District Court issued a settlement order. The terms and conditions of that agreement remain open, but the total value of the settlement is expected to be approximately $1.3 million, of which $1.0 million will be covered by insurance proceeds. The Company has accrued a preliminary estimate of $0.3 million (net of expected insurance proceeds) based upon these negotiations.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held an Annual Meeting of Shareholders of the Company on June 1, 2007 (the “Annual Meeting”). At the Annual Meeting, our shareholders elected the following directors to office and approved the following actions:
Proposal 1 – Election of Directors
     The following directors were elected to hold office until our 2008 Annual Meeting or until their successors have been duly elected and qualified:

				Broker
	For	Against	Withhold	Non-Votes
Edwin M. Cooperman	10,552,339	0	858,490	0
James B. Hudak	10,593,349	0	817,480	0
Eugene R. Terry	10,565,212	0	845,617	0
Samuel R. Schwartz	10,593,349	0	817,480	0
John G. Lettko	10,381,471	0	1,029,358	0
Proposal 2 – Ratification and Appointment of Deloitte & Touche LLP to serve as our independent accountants for fiscal year 2007
     The following is the vote approving the ratification and appointment of Deloitte & Touche LLP to serve as our independent registered public accounting firm for fiscal year 2007:

				Broker
	For	Against	Withhold	Non-Votes
Ratification and appointment of Deloitte & Touche LLP	11,399,056	7,754	4,019	0

ITEM 5. OTHER INFORMATION
     On April 30, 2007, the Company entered a series of agreements to sell its pharmacy transaction assets to SureScripts, LLC for total purchase price of $0.5 million, including $0.4 million in cash at closing and $0.1 in contingent considerations. The contingent consideration will be paid upon the completion of certain milestones as defined in the agreements. In connection with this sale, the Company also entered into a letter agreement with Walgreen Company (“Walgreen”) specifically terminating its $10.0 million obligation to Walgreen in the event of the divestiture of its pharmacy transaction assets (see Note 15 in the Company’s 2006 Form 10-K). The Company recognized a loss in connection with its disposal of its pharmacy transaction assets of approximately $3,000 during the three months ended June 30, 2007.
ITEM 6. EXHIBITS
The following exhibits are furnished or filed as part of this Report on Form 10-Q:
10.44	Purchase Agreement dated April 30, 2007, by and between SureScripts, LLC, and ProxyMed, Inc. d/b/a MedAvant Healthcare Solutions. (incorporated by reference to Exhibit 10.44 of the Form 10-Q for the period ending March 31, 2007, filed on May 10, 2007).
10.45	Escrow Agreement dated April 30, 2007, by and among SureScripts, LLC, ProxyMed, Inc. d/b/a MedAvant Healthcare Solutions, and SunTrust Bank. (incorporated by reference to Exhibit 10.45 of the Form 10-Q for the period ending March 31, 2007, filed on May 10, 2007).
10.46	Non-Competition Agreement dated April 30, 2007, by and between ProxyMed, Inc. d/b/a MedAvant Healthcare Solutions, and SureScripts, LLC. (incorporated by reference to Exhibit 10.46 of the Form 10-Q for the period ending March 31, 2007, filed on May 10, 2007).
10.47	Letter of Termination, dated April 30, 2007, of Purchase Agreement, as amended, dated June 27, 1997, between Walgreen Co., and ProxyMed, Inc. d/b/a MedAvant Healthcare Solutions. (incorporated by reference to Exhibit 10.47 of the Form 10-Q for the period ending March 31, 2007, filed on May 10, 2007).
10.48	Employment Agreement, dated May 31, 2007, by and between Proxymed, Inc d/b/a MedAvant Healthcare Solutions and Gerard M. Hayden, Jr. (incorporated by reference to Exhibit 10.48 of Form 8-K, File No. 000-22052, reporting an event dated May 31, 2007).
10.49	Omnibus Amendment dated June 21, 2007, to that certain Security and Purchase Agreement, dated December 6, 2005, by and between ProxyMed, Inc d/b/a MedAvant Healthcare Solutions and Laurus Master Funds Ltd.*
10.50	Overadvance Side Letter agreement, dated June 21, 2007 by and between ProxyMed, Inc d/b/a MedAvant Healthcare Solutions and Laurus Master Fund Ltd.*
31.1	Certification by John G. Lettko, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.*
31.2	Certification by Gerard M. Hayden, Jr., Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.*
32.1	Certification by John G. Lettko, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Gerard M. Hayden, Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROXYMED, INC.
Date: August 14, 2007	By:	/s/ John G. Lettko
John G. Lettko
Chief Executive Officer

Date: August 14, 2007	By:	/s/ Gerard M. Hayden, Jr.
Gerard M. Hayden, Jr.
Chief Financial Officer