Form 10-Q
period 2007-09-30
PROXYMED INC /FT LAUDERDALE/
filed 2007-11-16
CIK 906337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION RERT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period fr                      to
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
Common Stock, $0.001 Par Value
13,782,915 Shares as of November 16, 2007

PART I — FINANCIAL INFORMATION
ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS
PROXYMED, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(amounts in thousands except for share and per share data)

	(Unaudited)
	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$932	$682
Accounts receivable — trade, net of allowance for doubtful accounts of $5,364 and $3,777, respectively	12,696	15,045
Other receivables	86	91
Inventory, net	571	759
Other current assets	1,378	1,295

Total current assets	15,663	17,872
Property and equipment, net	3,901	5,555
Goodwill	11,870	26,480
Purchased technology, capitalized software and other intangible assets, net	10,353	19,702
Other long-term assets	2,725	2,631

Total assets	$44,512	$72,240

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$11,918	$10,842
Current portion of capital leases	835	1,041
Notes payable and current portion of long-term debt	18,901	12,512
Deferred revenue	238	439
Income taxes payable	412	674

Total current liabilities	32,304	25,508
Income taxes payable	—	238
Convertible notes	13,137	13,137
Other long-term debt	89	3,992
Long-term portion of capital leases	644	1,296
Long-term deferred revenue and other long-term liabilities	380	645

Total liabilities	46,554	44,816

Stockholders’ equity (deficit):
Series C 7% Convertible Preferred Stock — $.01 par value. Authorized 300,000 shares; issued 253,265 shares; outstanding 2,000; liquidation preference $100	—	—
Common Stock — $.001 par value. Authorized 30,000,000 shares; issued and outstanding 13,782,915, and 13,210,188 shares, respectively	14	14
Additional paid-in capital	245,448	243,387
Accumulated deficit	(247,504)	(215,977)

Total stockholders’ equity (deficit)	(2,042)	27,424

Total liabilities and stockholders’ equity (deficit)	$44,512	$72,240

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues:
Transaction fees, cost containment services and license fees	$10,995	$13,478	$36,382	$42,842
Communication devices and other tangible goods	1,045	2,505	4,940	6,773

	12,040	15,983	41,322	49,615

Costs and expenses:
Cost of transaction fees, cost containment services and license fees, excluding depreciation and amortization	3,029	3,107	9,297	10,873
Cost of laboratory communication devices and other tangible goods, excluding depreciation and amortization	711	1,439	2,785	4,027
Selling, general and administrative expenses	8,723	10,240	31,287	31,930
Depreciation and amortization	1,307	2,036	4,613	5,554
Write-off of impaired assets	2,102	—	21,550	—
(Gain)/Loss on disposal of assets	(3)	—	12	—

	15,869	16,822	69,544	52,384

Operating loss	(3,829)	(839)	(28,222)	(2,769)
Interest expense, net	1,364	757	3,308	2,239

Loss before income taxes	(5,193)	(1,596)	(31,530)	(5,008)
Provision for income taxes	—	—	—	—

Net loss	$(5,193)	$(1,596)	$(31,530)	$(5,008)

Basic and diluted weighted average shares outstanding	13,782,915	13,210,188	13,422,076	13,206,993

Basic and diluted loss per share	$(0.38)	$(0.12)	$(2.35)	$(0.38)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(31,530)	$(5,008)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,613	5,554
Provision for doubtful accounts	1,700	—
Write-off of impaired assets	21,550	—
Non-cash interest expense	1,068	771
Loss on disposal of fixed assets	19	11
Share-based compensation	931	846
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable and other receivables	654	718
Inventory	188	347
Other assets	(111)	(391)
Accounts payable, accrued expenses and other current liabilities	1,076	(3,711)
Deferred revenue	(200)	(66)
Income taxes payable	(501)	(457)
Other, net	(265)	(534)

Net cash used in operating activities	(808)	(1,920)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(225)
Capital expenditures	(405)	(1,891)
Capitalized software	(566)	(1,009)
Proceeds from sale of fixed assets	400	4

Net cash used in investing activities	(571)	(3,121)

Cash flows from financing activities:
Net proceeds from exercise of stock options and warrants	—	23
Draws on line of credit	33,974	41,313
Repayments of line of credit	(29,959)	(38,804)
Debt issuance costs	—	(145)
Payment of notes payable, long-term debt and capital leases	(2,386)	(1,048)

Net cash provided by financing activities	1,629	1,339

Net decrease in cash and cash equivalents	250	(3,702)
Cash and cash equivalents at beginning of period	682	5,546

Cash and cash equivalents at end of period	$932	$1,844

The accompanying notes are an integral part of the condensed consolidated financial statements.

ProxyMed, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1) Summary of Significant Accounting Policies
a)	Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of ProxyMed, Inc. d/b/a MedAvant Healthcare Solutions (“MedAvant,” “our,” “we,” “us,” or “the Company”) and the notes thereto have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The unaudited results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007 (“the 10-K”).

b)	Going Concern — Over the last several years we have experienced declining revenues, recurring losses from operations and have limitations on our access to capital. Our working capital deficit was approximately $16.6 million and our accumulated deficit was approximately $247.5 million at September 30, 2007. The Company had availability under its revolving credit facility of approximately $4.5 million at December 31, 2006. The Company had availability under its revolving credit facility and related amendments (further discussed in note 4 (a)) of approximately $2.0 million at September 30, 2007 and approximately $0.6 million at November 14, 2007. On November 1, 2007, Laurus Master Fund , Ltd. (“Laurus”), the Company’s senior lender, notified us that an event of default under the Company’s revolving credit facility and related amendments had occurred. Laurus further notified the Company that it was taking no immediate action with respect to the event of default but would reserve all rights and remedies under its loan agreement and related amendments.

We continue to monitor our liquidity, capital resources and financial position on an ongoing basis, and we are continuing our efforts to reduce costs and increase revenues through new product launches and expanded relationships with certain customers. In addition, we are reviewing several strategic and operational initiatives that we believe may reverse some of these negative trends and also address our current liquidity issues. These initiatives include a review of certain product offerings and additional cost cutting initiatives, including headcount reductions, while continuing efforts to seek additional sources of long-term financing. We have also retained an investment banking and financial advisory firm to help us identify strategic alternatives related to the Company and its businesses.

As more fully described in Note (10), on November 8, 2007, we announced that we had entered into a definitive agreement to sell our National Preferred Provider Network (“NPPN”) to Coalition America, Inc. (“Coalition” or “CAI”) for $23.5 million in cash. MedAvant expects to receive $20.5 million of net transaction proceeds. Of the $20.5 million, approximately $16.5 million will be used to pay down a portion of amounts owed to Laurus while the remaining $4.0 million will be used to pay transaction costs, outstanding accounts payable, and other debt of the NPPN business. Three million dollars of the purchase price will be placed in escrow pursuant to the terms of an Escrow Agreement and the purchase price will be subject to adjustment based upon Coalition’s ability to meet targeted net working capital levels 145 days after closing.

We remain in discussions with Laurus regarding the status of our Loan Agreement and October Amendment. At the same time, we are refining plans for our remaining business units while working with Laurus to develop a modified line of credit based on the reduced debt arising from the closing of our NPPN business. We will also continue to review product offerings, our sales force, and other efficiencies arising from the more focused and streamlined organization following the sale of NPPN, all of which affect our liquidity.

Our ability to have access to sufficient cash and cash equivalents on hand or available to us to fund our operations and capital requirements through September 2008 is dependent on the successful closing on the NPPN transaction, which reduces our existing debt levels, and to obtain a revised line of credit from Laurus or another party. There can be no assurance that this additional funding will be available to us, or if available, that it will be available on acceptable terms. If we are successful in obtaining additional financing, the terms of the financing may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of our common stock. We believe that if we are not successful in obtaining additional financing and if we are unable to successfully close our NPPN transaction, we may not be able to continue operations. In addition, we would continue to be in default under the terms of our agreement with Laurus, our senior secured lender, who has reserved all rights with respect to such default and who may exercise such rights under such circumstances including its right to foreclose on our assets.

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

As part of this process, the Company revised its estimates of revenue allowances within our Cost Containment business during the periods ended June 30, 2007 and September 30, 2007 to reflect changes in historical collections due to changes in customer mix and service offerings. In addition, the Company wrote off approximately $1.7 million of accounts receivable from certain customers that management determined were uncollectible during the period ended June 30, 2007.

e)	Net Loss per Share — Basic net loss per share of our Common Stock is computed by dividing net loss by the weighted average shares of Common Stock outstanding during the period. Diluted net loss per share reflects the potential dilution from the exercise or conversion of securities into our Common Stock; however, the following shares were excluded from the calculation of diluted net loss per share because their effects would have been anti-dilutive:

	Nine months ended September 30,
	2007	2006
Common Stock equivalents excluded in the computation of net loss per share:
Convertible preferred stock	13,333	13,333
Convertible notes payable	238,989	238,989
Stock options	1,950,761	1,827,248
Warrants	0	857,215

	2,203,083	2,936,785

f)	Share-Based Compensation — We account for stock-based awards under SFAS No. 123(R) Share-Based Payments (“SFAS 123(R)”) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock is determined using a lattice valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. We recognized approximately $0.3 million and $0.3 million share-based compensation expense for the three months ended September 30, 2007 and 2006, respectively. We recognized approximately $0.9 million and $0.8 million in share-based compensation expense for the nine months ended September 30, 2007 and 2006, respectively.

g)	New Accounting Pronouncements — The Company adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007. FIN 48 is an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. Adoption of FIN 48 had no cumulative effect on the Company’s consolidated financial position at January 1, 2007. At September 30, 2007, the Company had no significant unrecognized tax benefits related to income taxes.

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
(2) Inventory
Inventory consists of the following as of the dates indicated, and is valued at the lower of average cost or market:

	September 30,	December 31,
	2007	2006
	(In thousands)
Materials, supplies and component parts	$216	$262
Work in process	67	87
Finished Goods	288	410

Total	$571	$759

(3) Goodwill & Other Intangible Assets
As a result of the Company’s continuing revenue and stock price declines during the first quarter of 2007, the Company performed an interim goodwill impairment test as of March 31, 2007. In accordance with the provisions of SFAS No. 142, the Company used a discounted cash flow analysis which indicated that the book value of the Transaction Services segment exceeded its estimated fair value and that goodwill impairment had occurred. In addition, as a result of the goodwill analysis, the Company assessed whether there had been an impairment of the Company’s long-lived assets in accordance with SFAS No. 144. This impairment analysis indicated that the carrying value of certain finite-lived intangible assets was greater than their expected undiscounted future cash flows. Therefore, the Company concluded that these intangible assets were impaired and adjusted the carrying value of these assets to fair value. Accordingly, the Company recorded a non-cash impairment charge of $19.4 million for the three months ended March 31, 2007 in its Transaction Services Segment. This charge included a $12.5 million impairment of goodwill and a $6.9 million impairment of certain other intangibles. For the three months ended March 31, 2007, we recorded no impairment charge in our Laboratory Communications segment.

As a result of the Company’s continuing revenue declines during the third quarter of 2007, the Company also performed an interim goodwill impairment test as of September 30, 2007. In accordance with the provisions of SFAS No. 142, the Company used a discounted cash flow analysis which indicated that the book value of the Laboratory Communications segment exceeded its estimated fair value and that goodwill impairment had occurred. In addition, as a result of the goodwill analysis, the Company assessed whether there had been an impairment of the Company’s long-lived assets in accordance with SFAS No. 144. This impairment analysis indicated that the carrying value of certain finite-lived intangible assets was less than their expected undiscounted future cash flows. Therefore, the Company concluded that these intangible assets were not impaired as of September 30, 2007. Accordingly, the Company recorded a non-cash impairment charge of $2.1 million in its Laboratory Communications segment. For the three months ended September 30, 2007 we recorded no impairment charge in our Transaction Communications segment.

The changes in the carrying amounts of goodwill, net, resulting from the impairment charges, for the nine months ended September 30, 2007 by operating segment are as follows:

		Laboratory
	Transaction	Communications
(In thousands)	Services	Solutions	Total
Balance as of December 31, 2006	$24,378	$2,102	$26,480

Impairment charge	(12,508)	(2,102)	(14,610)

Balance as of September 30, 2007 (unaudited)	$11,870	$0	$11,870

The following table summarizes the changes in our other intangibles assets for the nine months ended September 30, 2007.

	Other Intangibles				Other Intangibles
	Balance as of				Balance as of
	December 31,	Additions	Amortization	Impairment	September 30,
(In thousands)	2006	Deletions	Expense	Charge	2007
Capitalized software	$2,257	$462	$(468)	$—	$2,251
Purchased technology	2,177	(300)	$(886)	—	991
Customer relationships	6,768	—	(286)	(6,482)	—
Provider network	8,500	60	(990)	(459)	7,111

	$19,702	$222	$(2,630)	$(6,941)	$10,353

The estimates of useful lives of other intangible assets are based on historical experience, the industry in which we operate, or on contractual terms. Other intangible assets are being amortized on a straight-line basis. Amortization expense was $0.8 million and $1.3 million for the three months ended September 30, 2007 and 2006, respectively, and $2.6 million and $3.6 million for the nine months ended September 30, 2007 and 2006, respectively.

As of September 30, 2007, estimated future amortization of other intangible assets is as follows:
In thousands

2007 (remainder of the year)	$871
2008	2,903
2009	2,021
2010	1,666
2011	1,298
2012 and thereafter	1,594

$10,353

(4) Debt Obligations
(a)	Revolving Credit Facility and Term Debt — On December 7, 2005, we and certain of our wholly-owned subsidiaries, entered into a security and purchase agreement (the “Loan Agreement”) with Laurus Master Fund, Ltd. (“Laurus”) to provide up to $20.0 million in financing to us.

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

On June 21, 2007, we entered into an Amendment to the Loan Agreement (the “June Amendment”) with Laurus whereby the amount available under the Revolving Credit Facility was increased $3.0 million to $18.0 million. The June Amendment has a maturity date of June 30, 2008. During the term of the June Amendment, the revised amounts available under the Revolving Credit Facility decrease, as defined in the June Amendment, and the amount available under the revolving credit facility at June 30, 2008 will return to $15.0 million as committed under the original Loan Agreement. In connection with the June Amendment, we issued 572,727 shares of our Common Stock to Laurus that were valued at approximately $1.0 million. The costs of these shares were capitalized as debt issuance costs and will be amortized over the term of the June Amendment.

As more fully disclosed in note 1(d), the Company revised its estimate of revenue allowances and the allowance for doubtful accounts for the period ended June 30, 2007. These changes in estimates negatively impacted the Company’s availability under the Revolving Credit Facility (which is based on an earnings formula as defined in the Loan Agreement) and resulted in an overadvance on its available borrowings at June 30, 2007. Subsequent to June 30, 2007, the Company obtained a waiver from Laurus regarding this overadvance on its available borrowings until June 30, 2008.

On October 10, 2007, we entered into an Amendment to the Loan Agreement (the “October Amendment”) with Laurus whereby Laurus has agreed to fix the available revolving credit facility at $16.5 million through December 31, 2007 in the event that certain conditions are met on dates specified in the October Amendment. The October Amendment supersedes the June Amendment. In consideration for the October Amendment, the Company has agreed to pay Laurus $1.25 million as follows: (i) $1.0 million on October 10, 2007 and (ii) $0.25 million on the earlier of (a) an event of default under the Loan Agreement and October Amendment, if any, or (b) December 31, 2007.

On November 1, 2007, Laurus notified the Company that an Event of Default had occurred by the Company’s failure to execute an asset purchase or stock purchase agreement by October 31, 2007 as required by the terms of the October Amendment. In addition, Laurus notified the Company that it was taking no immediate action with respect to this Event of Default but would reserve all right and remedies available to Laurus under the Loan Agreement and October Amendment. As a result of this event of default, we have classified all amounts due to Laurus as current liabilities in the accompanying unaudited consolidated balance sheet at September 30, 2007.

(b)	Convertible Notes — On December 31, 2002, we issued $13.4 million of 4% uncollateralized convertible promissory notes to the former shareholders of MedUnite as part of the consideration paid in the acquisition of MedUnite. These notes mature on December 31, 2008. Interest is payable quarterly in cash in arrears. The notes were convertible into 716,968 shares, based on a conversion price of $18.323 per share. Convertibility was dependent upon certain revenue targets being met. During the measurement period, only the first revenue target was achieved. As a result only one-third of the original number of shares into which such notes were convertible will remain convertible until December 31, 2008. The total principal amount of convertible notes as of September 30, 2007, and December 31, 2006, is $13.1 million. The notes are now convertible into 238,989 shares of our Common Stock.

(c)	Notes Payable — On October 10, 2006, the Company signed two $1.0 million notes payable in conjunction with its acquisition of MRL. The notes payable accrue interest at 7% and are payable in 24 equal monthly installments of principal and interest of approximately $0.1 million, beginning in November 2006.
(5) Equity Transactions
During the nine months ended September 30, 2007, we granted 315,429 stock options, at exercise prices between $2.65 and $5.65 per share to officers, directors, and employees. Such options are for ten-year terms and generally vest over four years following the date of the grant. During the nine months ended September 30, 2007, no employee stock options were exercised, and 134,585 stock options were cancelled.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net revenues by operating segment:
Transaction Services	$10,533	$12,795	$34,754	$41,235
Laboratory Communication Solutions	1,507	3,188	6,568	8,380

	$12,040	$15,983	$41,322	$49,615

Operating income (loss) by operating segment:
Transaction Services	$(1,986)	$(1,781)	$(27,544)	$(4,614)
Laboratory Communication Solutions	(1,843)	942	(678)	1,845

	$(3,829)	$(839)	$(28,222)	$(2,769)

	September 30, 2007	December 31, 2006
Total assets by operating segment:
Transaction Services	$30,638	$57,145
Laboratory Communication Solutions	13,874	15,095

	$44,512	$72,240

(7) Income Taxes
As of September 30, 2007, we had a net deferred tax asset of approximately $116.8 million, which was fully offset by a valuation allowance due to cumulative losses in recent years. Realization of the net deferred tax asset is dependent upon us generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. We will adjust this valuation reserve if, during future periods, management believes we will generate sufficient taxable income to realize the net deferred tax asset.
(8) Commitments and Contingencies
(a)	Litigation — We were named as a defendant in an action filed in July 2006, in the United States District Court of New Jersey by MedAvante, Inc., (“MedAvante”). MedAvante claimed that our use of the names “MedAvant” and “MedAvant Healthcare Solutions” infringed trademark rights allegedly held by MedAvante. MedAvante sought unspecified compensatory damages and injunctive relief. On February 12, 2007, the District Court issued a settlement order. The parties have not yet agreed on the specific terms necessary to execute a final Settlement and Release Agreement, but the total value of the settlement is expected to be approximately $1.3 million of which $1.0 million will be covered by insurance. We have accrued a preliminary estimate of $0.3 million (net of expected insurance proceeds) based upon these negotiations.

From time to time, we are a party to other legal proceedings in the course of our business. We, however, do not expect such other legal proceedings to have a material adverse effect on our business or financial condition.

(b)	Employment Agreements — We entered into employment agreements with certain executives and other members of management that provide for cash severance payments if these employees are terminated without cause. Our aggregate commitment under these agreements is $2.3 million at September 30, 2007.
(9) Supplemental Disclosure of Cash Flow Information
Cash paid for interest was $1.0 million and $0.7 million for the three months ended September 30, 2007 and 2006, respectively, and $2.4 million and $1.5 million for the nine months ended September 30, 2007 and 2006, respectively. Payments to the State of New York for income taxes were $0.2 million and $0.2 million for the three months ended September 30, 2007 and 2006, respectively and $0.5 million and $0.5 million for the nine months ended September 30, 2007 and 2006, respectively.
(10) Subsequent Events
On November 8, 2007 we entered into a definitive agreement to sell our National Preferred Provider Network (“NPPN”) to Coalition America, Inc. (“Coalition” or “CAI”) for $23.5 million in cash. The transaction includes the sale of Plan Vista Solutions, Inc. (f/k/a National Preferred Provider Network, Inc.), National Network Services, LLC, PlanVista Corporation, Medical Resource, LLC and National Provider Network, Inc. all of which are MedAvant subsidiaries that combine to comprise NPPN. Coalition will acquire all of the equity interests in these subsidiaries at closing.

MedAvant expects to receive $20.5 million of net transaction proceeds at closing. Of the $20.5 million, approximately $16.5 million will be used to pay down amounts owed to Laurus and approximately $4.0 million will be used to pay transaction costs, outstanding accounts payable and other debt of the NPPN business. The remaining $3.0 million of the purchase price will be placed in escrow pursuant to the terms of an Escrow Agreement and the purchase price will be subject to adjustment based upon Coalition’s ability to meet targeted net working capital levels 145 days after closing.

In connection with the stock purchase agreement, the Company is obligated to file a proxy statement with the Securities and Exchange Commission. The transaction is subject to shareholder approval. If such shareholder approval is obtained, it is anticipated to close by the end of 2007 or in the first quarter of 2008, subject to regulatory approvals and customary closing conditions.

The major classes of assets and liabilities in the disposal are as follows:

	September 30	December 31,
	2007	2006
	(in thousands)
Current assets
Accounts receivable, net	$7,994	$9,366
Prepaid expenses	75	264

Total current assets	$8,069	$9,630

Property Plant and Equipment (net)	88	170
Other Intangibles (net)	7,111	14,069
Purchased technology & capitalized software	111	84
Other long term assets	260	214

Total Assets	$15,639	$24,167

Accounts Payable	175	170
Accrued Expenses	1,575	2,548

Current Liabilities	$1,750	$2,718

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
Operating Segments
          We operate two separately managed reportable segments: Transaction Services and Laboratory Communications Solutions. A description of these segments, their primary services and our source of revenue, in each, is as follows:
     Transaction Services
•	Processing claims. The primary tool our customers use to process claims is a real-time web portal called myMedAvant, powered by our PhoenixSM platform. It offers standard and premium services with features such as verifying a patient’s insurance, enrolling with payers, tracking a claim’s progress with the payer and retrieving reports from payers. On average, we processed approximately 750,000 revenue-related transactions a day in 2006 and approximately 800,000 revenue-related transactions a day for the nine months ended September 30, 2007. Providers pay for claims processing based on either a flat monthly fee or a per-transaction fee.

•	Operating a PPO. Our PPO is called the National Preferred Provider Network (“NPPNTM” or “NPPN”) and is accessed by more than, 550,000 physicians, 4,000 acute care facilities and 90,000 ancillary care providers. We generate revenue primarily by charging participating payers a percentage of the savings they

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
Results of Operations
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
(some percents may not foot due to rounding)

	(Unaudited)
	Three Months Ended September 30,
		% of Net		% of Net
	2007	Revenues	2006	Revenues	Change $	Change %
	(In thousands)
Net revenues:
Transaction Services	$10,533	87.5%	$12,795	80.1%	$(2,262)	-17.7%
Laboratory Communication Solutions	1,507	12.5%	3,188	19.9%	(1,681)	-52.7%

	12,040	100%	15,983	100%	(3,943)	-24.7%

Cost of sales:
Transaction Services	2,941	24.4%	3,016	18.9%	(75)	-2.5%
Laboratory Communication Solutions	799	6.6%	1,530	9.6%	(731)	-47.8%

	3,740	31.1%	4,546	28.4%	(806)	-17.7%

Selling, general and administrative expenses:
Transaction Services	8,311	69.0%	9,598	60.1%	(1,287)	-13.4%
Laboratory Communication Solutions	409	3.4%	642	4.0%	(233)	-36.3%

	8,720	72.4%	10,240	64.1%	(1,520)	-14.8%

Write-off of impaired assets:
Transaction Services	—	0.0%	—	0.0%	—	—
Laboratory Communication Solutions	2,102	17.5%	—	0.0%	2,102	—

	2,102	17.5%	—	0.0%	2,102	—

Depreciation and amortization:
Transaction Services	1,267	10.5%	1,962	12.3%	(695)	-35.4%
Laboratory Communication Solutions	40	0.3%	74	0.5%	(34)	-45.9%

	1,307	10.9%	2,036	12.7%	(729)	-35.8%

Operating income (loss):
Transaction Services	(1,986)	-16.5%	(1,781)	-11.1%	(205)	-11.5%
Laboratory Communication Solutions	(1,843)	-15.3%	942	5.9%	(2,785)	-295.6%

	(3,829)	-31.8%	(839)	-5.2%	(2,990)	-356.4%

Interest expense, net	1,364	11.3%	757	4.7%	607	80.2%

Net loss	$(5,193)		$(1,596)		$(3,597)

     Net Revenues. Consolidated net revenues decreased $4.0 million, or 24.7%, to $12.0 million for the three months ended September 30, 2007 compared to $16.0 million for the three months ended September 30, 2006.
     Net revenues in our Transaction Services segment decreased by $2.3 million, or 17.7%, for the three months ended September 30, 2007 compared to the same period in 2006. This decrease resulted primarily from lost customer volumes due to pricing pressures and increased direct customer connectivity to payers ($1.3 million) and declining realization rates within our Cost Containment business ($.9 million). We do not expect revenues to reverse the declining trends which we have experienced during the year 2006, and through the third quarter ended September 30, 2007; yet we do expect that our revenue will not continue the rate of decline as mentioned above. Revenue declines are likely as a result of continued competitive pressures which may affect pricing.
     Laboratory Communication Solutions segment net revenues decreased by $1.7 million, or 52.7%, for the three months ended September 30, 2007, compared to the same period last year. This decrease is due primarily to a decline in orders from one of our largest customers.
     Cost of Sales. Consolidated cost of sales decreased $0.8 million, or 17.7%, to $3.7 million, for the three months ended September 30, 2007 compared to $4.5 million for the same period last year.
     The following table illustrates our cost of sales as a percentage of segment net revenues:

	(Unaudited)
	Three Months Ended September 30,
		% of Segment		% of Segment
	2007	Net Revenue	2006	Net Revenue
	(In thousands)
Cost of sales:
Transaction Services	$2,941	27.9%	$3,016	23.6%
Laboratory Communication Solutions	799	53.0%	1,530	48.0%

	$3,740	31.1%	$4,546	28.4%

Gross margin:
Transaction Services	$7,592	72.1%	$9,779	76.4%
Laboratory Communication Solutions	708	47.0%	1,658	52.0%

	$8,300	68.9%	$11,437	71.6%

     Cost of sales in our Transaction Services segment consists of EDI transaction fees, provider network access fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, and revenue sharing arrangements with our business partners. Cost of sales decreased $0.1 million, or 2.5%, to $2.9 million, for the three months ended September 30, 2007, compared to $3.0 million for the same period last year. Cost of sales as a percentage of segment net revenues increased 4.3% compared to the same period last year. This increase was primarily due to the additional revenue allowances recorded as a result of the loss experience rate change. Gross margins on Transaction Services decreased 4.3% during the three months ended September 30, 2007 compared to the same period last year again due to the reduction in revenue as a result of the loss experience rate change. Our management continues to focus on improving the profitability of our product lines. This is evidenced by recent provider network acquisitions which have helped us avoid costly monthly network access fees.
     Cost of sales in our Laboratory Communication Solutions segment includes hardware, third party software, consumable materials, direct manufacturing labor and indirect manufacturing overhead. Cost of sales decreased by $0.7 million to $0.8 million for the three months ended September 30, 2007, compared to the same period in 2006. Cost of sales as a percentage of segment revenue increased to 53% during the period, from 48% last year. This increase was a result of a decreased proportion of Pilot in our sales mix, which has higher margins, which in this segment decreased gross margins to 47% during the period, compared to 52% last year.
     Selling, General and Administrative Expenses (“SG&A”). SG&A decreased for the three months ended September 30, 2007, by $1.5 million, or 14.8%, to $8.7 million from $10.2 million compared to the three months ended September 30, 2006. SG&A expenses as a percentage of total net revenues increased to 72% for the three months ended September 30, 2007, from 64% in the same period last year. The number of our employees decreased to 263 at September 30, 2007, from 337 at September 30, 2006.
     Transaction Services segment SG&A expenses decreased $1.3 million, or 14%, to $8.3 million for the three months ending September 30, 2007, compared to $9.6 million for the same period last year. This decrease is primarily due to a reduction in our number of employees resulting in savings of $1.1 million and lower bonus expense of $0.6 million. During May 2007, we implemented reductions to our operating expenses, including headcount reductions. The impact of those reductions was realized in the third quarter as the one time charge of $0.2 million for severance was charged against earnings in the previous quarter.
     Laboratory Communication Solutions segment SG&A expenses decreased to $0.4 million for the three months ended September 30, 2007, as compared to the same period of 2006 due to reduced headcount.
     Impairment Charges. As a result of the Company’s continuing revenue declines during the third quarter of 2007, the Company performed an interim goodwill impairment test as of September 30, 2007. In accordance with the provisions of SFAS No. 142, the Company used a discounted cash flow analysis which indicated that the book value of the Laboratory Communications segment exceeded its estimated fair value and that goodwill impairment had occurred. In addition, as a result of the goodwill analysis, the Company assessed whether there had been an impairment of the Company’s long-lived assets in accordance with SFAS No. 144. This impairment analysis indicated that the carrying value of certain finite-lived intangible assets was less than their expected undiscounted future cash flows. Therefore, the Company concluded that these intangible assets were not impaired as of September 30, 2007. Accordingly, the Company recorded a non-cash impairment charge of $2.1 million in its Laboratory Communications segment. For the three months ended September 30, 2007 we recorded no impairment charge in our Transaction Communications segment.

     Depreciation and Amortization. Depreciation and amortization decreased by $0.7 million to $1.3 million for the three months ended September 30, 2007, from $2.0 million for the same period last year. This decrease is primarily the result of the impairment charges against certain intangible assets recorded in the first quarter of 2007.
     Operating Loss. As a result of the foregoing, the combined operating loss for the three months ended September 30, 2007, was $3.8 million compared to an operating loss of $0.8 million for the same period last year.
     Interest Expense. Net interest expense for the three months ended September 30, 2007, was $1.4 million compared to $0.8 million for the same period last year. This increase in expense was primarily due to higher effective interest charges on our Laurus debt facility and increased borrowings.
     Net Loss. As a result of the foregoing, net loss for the three months ended September 30, 2007 and 2006, was $5.2 million and $1.6 million, respectively.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
(some percents may not foot due to rounding)

	(Unaudited)
	Nine Months Ended September 30,
		% of Net		% of Net
	2007	Revenues	2006	Revenues	Change $	Change %
	(In thousands)
Net revenues:
Transaction Services	$34,754	84.1%	$41,235	83.1%	$(6,481)	-15.7%
Laboratory Communication Solutions	6,568	15.9%	8,380	16.9%	(1,812)	-21.6%

	41,322	100%	49,615	100%	(8,293)	-16.7%

Cost of sales:
Transaction Services	8,913	21.6%	10,645	21.5%	(1,732)	-16.3%
Laboratory Communication Solutions	3,169	7.7%	4,255	8.6%	(1,086)	-25.5%

	12,082	29.2%	14,900	30.0%	(2,818)	-18.9%

Selling, general and administrative expenses:
Transaction Services	29,577	71.6%	29,879	60.2%	(302)	-1.0%
Laboratory Communication Solutions	1,722	4.2%	2,050	4.1%	(328)	-16.0%

	31,299	75.7%	31,930	64.4%	(630)	-2.0%

Write-off of impaired assets:
Transaction Services	19,448	47.1%	—	0.0%	19,448	—
Laboratory Communication Solutions	2,102	5.1%	—	0.0%	2,102	—

	21,550	52.2%	—	0.0%	21,550	—

Depreciation and amortization:
Transaction Services	4,359	10.5%	5,324	10.7%	(965)	-18.1%
Laboratory Communication Solutions	254	0.6%	230	0.5%	24	10.4%

	4,613	11.2%	5,554	11.2%	(941)	-16.9%

Operating income (loss):
Transaction Services	(27,543)	-66.7%	(4,613)	-9.3%	(22,930)	-497.1%
Laboratory Communication Solutions	(679)	-1.6%	1,845	3.7%	(2,524)	-136.8%

	(28,222)	-68.3%	(2,769)	-5.6%	(25,454)	-919.6%

Interest expense, net	3,308	8.0%	2,239	4.5%	1,069	47.7%

Net loss	$(31,530)		$(5,008)		$(26,523)

     Net Revenues. Consolidated net revenues decreased $8.3 million, or 17%, to $41.3 million for the nine months ended September 30, 2007 compared to $49.6 million for the nine months ended September 30, 2006.
     Net revenues in our Transaction Services segment decreased by $6.5 million, or 16%, for the nine months ended September 30, 2007 compared to the same period in 2006. This decrease resulted primarily from lost customer volumes due to pricing pressures, increased direct customer connectivity to payers, and discontinued products ($5.9 million). Also, affecting the decline in revenue was the additional revenue allowances recorded as a result of our declining realization rates of ($1.2 million). These decreases in revenue were partially offset by revenue generated by our recent acquisition of MRL ($0.6 million). We do not expect revenues to reverse the declining trends which we have experienced during the year 2006, and through the third quarter ended September 30, 2007; yet we do expect that our revenue will not continue the rate of decline as mentioned above. Revenue declines are likely as a result of continued competitive pressures which may affect pricing.
     Laboratory Communication Solutions segment net revenues decreased by $1.8 million, or 21.6%, for the nine months ended September 30, 2007, compared to the same period last year. This decrease is primarily related to the downturn in business in one of our largest customers. We do not expect revenues to reverse the declining trends which we have experienced thus far during the year 2007. Revenue declines are likely as a result of continued competitive pressures which may affect pricing, revenues and cash flows.
     Cost of Sales. Consolidated cost of sales decreased $2.8 million, or 19%, to $12.1 million, for the nine months ended September 30, 2007 compared to $14.9 million for the same period last year.
     The following table illustrates our cost of sales as a percentage of segment net revenues:

	(Unaudited)
	Nine Months Ended September 30,
		% of Segment		% of Segment
	2007	Net Revenue	2006	Net Revenue
	(In thousands)
Cost of sales:
Transaction Services	$8,913	25.6%	$10,645	25.8%
Laboratory Communication Solutions	3,169	48.2%	4,255	50.8%

	$12,082	29.2%	$14,900	30.0%

Gross margin:
Transaction Services	$25,841	74.4%	$30,590	74.2%
Laboratory Communication Solutions	3,399	51.8%	4,125	49.2%

	$29,240	70.8%	$34,715	70.0%

     Cost of sales in our Transaction Services segment consists of EDI transaction fees, provider network access fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, and revenue sharing arrangements with our business partners. Cost of sales decreased $1.7 million, or 16%, to $8.9 million, for the nine months ended September 30, 2007, compared to $10.6 million for the same period last year. Cost of sales as a percentage of segment net revenues remained steady at 26% for both periods. Gross margins on Transaction Services remained steady at 74% for both periods.
     Cost of sales in our Laboratory Communication Solutions segment includes hardware, third party software, consumable materials, direct manufacturing labor and indirect manufacturing overhead. Cost of sales decreased $1.1 million for the nine months ended September 30, 2007, compared to the same period in 2006. Cost of sales as a percentage of segment revenue decreased to 48% during the period, from 51% last year. This decrease was a result of an increased proportion of Pilot in our sales mix, which has higher margins, which in this segment improved gross margins to 52% during the period, compared to 49% last year.
     Selling, General and Administrative Expenses (“SG&A”). SG&A decreased for the nine months ended September 30, 2007, by $0.6 million, or 2%, to $31.3 million from $31.9 million for the nine months ended September 30, 2006. SG&A expenses as a percentage of total net revenues increased to 76% for the nine months ended September 30, 2007, from 64% in the same period last year. The number of our employees decreased to 263 at September 30, 2007, from 337 at September 30, 2006.
     Transaction Services segment SG&A expenses decreased $0.3 million, or 1%, to $29.6 million for the nine months ending September 30, 2007, compared to $29.9 million for the same period last year. This decrease is primarily due to lower personnel costs of $1.4 million, lower bonus expense of $1.8 million, offset by higher temporary labor and consulting expense of $0.6 million and a one time charge of $1.7 million to the provision for doubtful accounts due to uncollectible amounts from certain customers. Additional offsetting costs were reduced capitalized labor for the period ending September 30, 2007 of $0.4 million due to the elimination or completion of software development projects, and increased software license fees of $0.2 million.

     Laboratory Communication Solutions segment SG&A expenses decreased $0.3 million, or 16%, to $1.7 million for the nine months ended September 30, 2007, as compared to the same period of 2006 resulting from headcount reductions.
     Impairment Charges. As a result of the Company’s continuing revenue and stock price declines during the first quarter of 2007, the Company performed an interim goodwill impairment test as of March 31, 2007. In accordance with the provisions of SFAS No. 142, the Company used a discounted cash flow analysis which indicated that the book value of the Transaction Services segment exceeded its estimated fair value and that goodwill impairment had occurred. In addition, as a result of the goodwill analysis, the Company assessed whether there had been an impairment of the Company’s long-lived assets in accordance with SFAS No. 144. This impairment analysis indicated that the carrying value of certain finite-lived intangible assets was greater than their expected undiscounted future cash flows. Therefore, the Company concluded that these intangible assets were impaired and adjusted the carrying value of these assets to fair value. Accordingly, the Company recorded a non-cash impairment charge of $19.4 million for the three months ended March 31, 2007 in its Transaction Services Segment. This charge included a $12.5 million impairment of goodwill and a $6.9 million impairment of certain other intangibles. For the three months ended March 31, 2007, we recorded no impairment charge in our Laboratory Communications segment.
     As a result of the Company’s continuing revenue declines during the third quarter of 2007, the Company also performed an interim goodwill impairment test as of September 30, 2007. In accordance with the provisions of SFAS No. 142, the Company used a discounted cash flow analysis which indicated that the book value of the Laboratory Communications segment exceeded its estimated fair value and that goodwill impairment had occurred. In addition, as a result of the goodwill analysis, the Company assessed whether there had been an impairment of the Company’s long-lived assets in accordance with SFAS No. 144. This impairment analysis indicated that the carrying value of certain finite-lived intangible assets was less than their expected undiscounted future cash flows. Therefore, the Company concluded that these intangible assets were not impaired as of September 30, 2007. Accordingly, the Company recorded a non-cash impairment charge of $2.1 million in its Laboratory Communications segment. For the three months ended September 30, 2007 we recorded no impairment charge in our Transaction Communications segment.
     Depreciation and Amortization. Depreciation and amortization decreased by $1.0 million to $4.6 million for the nine months ended September 30, 2007, from $5.6 million for the same period last year. This decrease is primarily the result of the impairment charges against certain intangible assets recorded in the first quarter of 2007.
     Operating Loss. As a result of the foregoing, the combined operating loss for the nine months ended September 30, 2007, was $28.2 million compared to an operating loss of $2.8 million for the same period last year.
     Interest Expense. Net interest expense for the nine months ended September 30, 2007, was $3.3 million compared to $2.2 million for the same period last year. This increase in expense was primarily due to higher effective interest charges on our Laurus debt facility and increased borrowings.
     Net Loss. As a result of the foregoing, net loss for the nine months ended September 30, 2007 and 2006, was $31.5 million and $5.0 million, respectively.
Liquidity and Capital Resources
Over the last several years we have experienced declining revenues, recurring losses from operations and have limitations on our access to capital. Our working capital deficit was approximately $16.6 million and our accumulated deficit was approximately $247.5 million at September 30, 2007. The Company had availability under its revolving credit facility of approximately $4.5 million at December 31, 2006. The Company had availability under its revolving credit facility and related amendments (further discussed below) of approximately $2.0 million at September 30, 2007 and approximately $0.6 million at November 14, 2007.
     We have undertaken a variety of initiatives in an effort to improve the Company’s liquidity position, several of which we have discussed in earlier filings.
     For example, in our second quarter Form 10-Q, we discussed headcount reductions. During the reporting period ended September 30, 2007, we have experienced attrition in our workforce and not all vacated positions have been re-filled. The result is that we have further reduced our labor and payroll expenses but do not believe that this additional reduction in workforce size has had a material adverse effect on our service levels; we continue to find ways to operate more efficiently.
     Simultaneous with its expense management efforts, the Company has been continually evaluating and pursuing strategic transactions, such as the sale of our pharmacy transaction business that occurred on April 30, 2007. We also announced in August 2007 that we had retained Cain Brothers & Company, LLC to further help us identify strategic alternatives related to the Company and its businesses. Cain Brothers is an investment banking and financial advisory firm that focuses exclusively on the healthcare services and medical technology and the combined efforts of management and Cain Brothers culminated in the November 8, 2007 announcement that we had signed a definitive agreement to sell our NPPN business to Coalition America which is described in Note 10 under Item 1 and elsewhere in this filing.
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
The Loan Agreement also contains certain customary events of default, including, among others, non-payment of principal and interest, violation of covenants, and in the event we are involved in certain insolvency proceedings. Upon the occurrence of an event of default, Laurus is entitled to, among other things, accelerate all obligations. In the event Laurus accelerates the loans, the amount due will include all accrued interest plus 120% of the then outstanding principal amount of the loans being accelerated as well as all unpaid fees and expenses of Laurus. In addition, if the Revolving Credit Facility is terminated for any reason, whether because of a prepayment or acceleration, there shall be paid an additional premium of up to 5% of the total amount of the Revolving Credit Facility. In the event we elect to prepay the Term Loan, the amount due shall be the accrued interest plus 115% of the then outstanding principal amount o the Term Loan. Due to certain subjective acceleration clauses contained in the agreement and a lockbox arrangement, the revolving credit facility is classified as current in the accompanying unaudited consolidated balance sheet.
On June 21, 2007, we entered into an Amendment to the Loan Agreement (the “June Amendment”) with Laurus whereby the amount available under the Revolving Credit Facility was increased $3.0 million to $18.0 million. The June Amendment has a maturity date of June 30, 2008. During the term of the June Amendment, the revised amounts available under the Revolving Credit Facility decrease, as defined in the June Amendment, and the amount available under the revolving credit facility at June 30, 2008 will return to $15.0 million as committed under the original Loan Agreement. In connection with the June Amendment, we issued 572,727 shares of our Common Stock to Laurus that were valued at approximately $1.0 million. The costs of these shares were capitalized as debt issuance costs and will be amortized over the term of the June Amendment.
As more fully disclosed in note 1(d), the Company revised its estimate of revenue allowances and the allowance for doubtful accounts for the period ended June 30, 2007. These changes in estimates negatively impacted the

Company’s availability under the Revolving Credit Facility (which is based on an earnings formula as defined in the Loan Agreement) and resulted in an overadvance on its available borrowings at June 30, 2007. Subsequent to June 30, 2007, the Company obtained a waiver from Laurus regarding this overadvance on its available borrowings until June 30, 2008.
On October 10, 2007, we entered into an Amendment to the Loan Agreement (the “October Amendment”) with Laurus whereby Laurus has agreed to fix the available revolving credit facility at $16.5 million through December 31, 2007 in the event that certain conditions are met on dates specified in the October Amendment. The October Amendment supersedes the June Amendment. In consideration for the October Amendment, the Company has agreed to pay Laurus $1.25 million as follows: (i) $1.0 million on October 10, 2007 and (ii) $0.25 million on the earlier of (a) an event of default under the Loan Agreement and October Amendment, if any, or (b) December 31, 2007.
On November 1, 2007, Laurus notified the Company that an Event of Default had occurred by the Company’s failure to execute an asset purchase or stock purchase agreement by October 31, 2007 as required by the terms of the October Amendment. In addition, Laurus notified the Company that it was taking no immediate action with respect to this Event of Default but would reserve all rights and remedies available to Laurus under the Loan Agreement and October Amendment. As a result of this event of default, we have classified all amounts due to Laurus as current liabilities in the accompanying unaudited consolidated balance sheet at September 30, 2007.
On November 8, 2007 we announced that we had entered into a definitive agreement to sell our National Preferred Provider Network (“NPPN”) to Coalition America, Inc. (“Coalition” or “CAI”) for $23.5 million in cash. The transaction includes the sale of Plan Vista Solutions, Inc. (f/k/a National Preferred Provider Network, Inc.), National Network Services, LLC, PlanVista Corporation, Medical Resource, LLC and National Provider Network, Inc. all of which are subsidiaries of the Company that combine to comprise NPPN. Coalition will acquire all of the equity interests in these subsidiaries at closing.
MedAvant expects to receive $20.5 million of net transaction proceeds at closing. Of the $20.5 million, approximately $16.5 million will be used to pay down amounts owed to Laurus and approximately $4.0 million will be used to pay transaction costs, outstanding accounts payable, and other debt of the NPPN business. The remaining $3.0 million of the purchase price will be placed in escrow pursuant to the terms of an Escrow Agreement and the purchase price will be subject to adjustment based upon Coalition’s ability to meet targeted net working capital levels 145 days after closing.
In connection with the stock purchase agreement, the Company is obligated to file a proxy statement with the Securities and Exchange Commission. The transaction is subject to shareholder approval. If such shareholder approval is obtained, it is anticipated to close by the end of 2007 or in the first quarter of 2008, subject to regulatory approvals and customary closing conditions.
We remain in discussions with Laurus regarding the status of our Loan Agreement and October Amendment. At the same time, we are refining plans for our remaining business units while working with Laurus to develop a modified line of credit based on the reduced debt arising from the closing of our NPPN business. Consistent with our earlier approach, we will review product offerings, our sales force, and other efficiencies arising from the more focused and streamlined organization following the sale of NPPN, all of which affect our liquidity.
Our ability to have access to sufficient cash and cash equivalents on hand or available to us to fund our operations and capital requirements through September 2008 is dependent on the successful closing on the NPPN transaction, which reduces our existing debt levels, and to obtain a revised line of credit from Laurus or another party. There can be no assurance that this additional funding will be available to us, or if available, that it will be available on acceptable terms. If we are successful in obtaining additional financing, the terms of the financing may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of our common stock. We believe that if we are not successful in obtaining additional financing and if we are unable to successfully close our NPPN transaction, we may not be able to continue operations. In addition, we would continue to be in default under the terms of our agreement with Laurus, our senior secured lender, who has reserved all rights with respect to such default and who may exercise such rights under such circumstances including its right to foreclose on our assets.
We continue to monitor our liquidity, capital resources and financial position on an ongoing basis, and we are continuing our efforts to reduce costs and increase revenues through new product launches and expanded relationships with certain customers. In addition, we are reviewing several strategic and operational initiatives that we believe may reverse some of these negative trends and also address our current liquidity issues. These initiatives include a review of certain product offerings and additional cost cutting initiatives, including headcount reductions, while continuing efforts to seek additional sources of long-term financing.
During the nine months ended September 30, 2007, net cash used in operating activities totaled $.8 million, related to net losses. Cash used in investing activities totaled $0.6 million from capital expenditures and software development offset by proceeds from the sale of our pharmacy business. We anticipate that we will spend approximately $50,000 on capital expenditures, including capitalized development costs, for the remainder of 2007. These capital expenditures may be deferred to future periods by management at its discretion. Cash provided by financing activities totaled $1.6 million for the nine months ended September 30, 2007, consisting of drawings on our Laurus credit facility for the repayments of notes payable, payments of other long-term debt, payments related to capital leases, and funding our net cash used by operating activities.
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
     As part of this process, the Company revised its estimates of revenue allowances within our Cost Containment business during the periods ended June 30, 2007 and September 30, 2007 to reflect changes in historical collections due to changes in customer mix and service offerings. In addition, the Company wrote off approximately $1.7 million of accounts receivable from certain customers that management determined were uncollectible during the period ended June 30, 2007.
New Accounting Pronouncements
     The Company adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007. FIN 48 is an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. Adoption of FIN 48 had no cumulative effect on the Company’s consolidated financial position at January 1, 2007. At September 30, 2007, the Company had no significant unrecognized tax benefits related to income taxes.
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
     There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
     Our ability to have access to sufficient cash and cash equivalents on hand or available to us to fund our operations and capital requirements is dependent on the successful closing on the NPPN transaction, which reduces our existing debt levels, and to obtain a revised line of credit from Laurus or another party. There can be no assurance that this additional funding will be available to us, or if available, that it will be available on acceptable terms. If we are successful in obtaining additional financing, the terms of the financing may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of our common stock. We believe that if we are not successful in obtaining additional financing and if we are unable to successfully close our NPPN transaction, we may not be able to continue operations. In addition, we would continue to be in default under the terms of our agreement with Laurus, our senior secured lender, who has reserved all rights with respect to such default and who may exercise such rights under such circumstances including its rights to foreclose on our assets.
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
The following exhibits are furnished or filed as part of this Report on Form 10-Q:
10.44	Purchase Agreement dated April 30, 2007, by and between SureScripts, LLC, and ProxyMed, Inc. d/b/a MedAvant Healthcare Solutions. (incorporated by reference to Exhibit 10.44 of the Form 10-Q for the period ending March 31, 2007, filed on May 10, 2007).

10.45	Escrow Agreement dated April 30, 2007, by and among SureScripts, LLC, ProxyMed, Inc. d/b/a MedAvant Healthcare Solutions, and SunTrust Bank. (incorporated by reference to Exhibit 10.45 of the Form 10-Q for the period ending March 31, 2007, filed on May 10, 2007).

10.46	Non-Competition Agreement dated April 30, 2007, by and between ProxyMed, Inc. d/b/a MedAvant Healthcare Solutions, and SureScripts, LLC. (incorporated by reference to Exhibit 10.46 of the Form 10-Q for the period ending March 31, 2007, filed on May 10, 2007).

10.47	Letter of Termination, dated April 30, 2007, of Purchase Agreement, as amended, dated June 27, 1997, between Walgreen Co., and ProxyMed, Inc. d/b/a MedAvant Healthcare Solutions.

(incorporated by reference to Exhibit 10.47 of the Form 10-Q for the period ending March 31, 2007, filed on May 10, 2007).

10.48	Employment Agreement, dated May 31, 2007, by and between ProxyMed, Inc d/b/a MedAvant Healthcare Solutions and Gerard M. Hayden, Jr. (incorporated by reference to Exhibit 10.48 of Form 8-K, File No. 000-22052, reporting an event dated May 31, 2007).

10.49	Omnibus Amendment dated June 21, 2007, to that certain Security and Purchase Agreement, dated December 7, 2005, by and between ProxyMed, Inc d/b/a MedAvant Healthcare Solutions and Laurus Master Funds Ltd.(incorporated by reference to Exhibit 10.49 of the Form 10-Q for the period ending June 30, 2007, filed on August 14, 2007).

10.50	Overadvance side letter agreement, dated June 21, 2007 by and between ProxyMed, Inc d/b/a MedAvant Healthcare Solutions and Laurus Master Fund LTD.(incorporated by reference to Exhibit 10.50 of the Form 10-Q for the period ending June 30, 2007, filed on August 14, 2007).

10.51	Overadvance side letter agreement dated October 10, 2007 by and between ProxyMed, Inc. d/b/a MedAvant Healthcare Solutions and Laurus Master Fund LTD.*

10.52	Stock Purchase Agreement dated November 8, 2007, by and among Coalition America, Inc., CCB Acquisition, LLC and ProxyMed, Inc.*

31.1	Certification by John G. Lettko, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.*

31.2	Certification by Gerard M. Hayden, Jr., Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.*

32.1	Certification by John G. Lettko, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Gerard M. Hayden, Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROXYMED, INC.
Date: November 16, 2007	By:	/s/ John G. Lettko
John G. Lettko
Chief Executive Officer

Date: November 16, 2007	By:	/s/ Gerard M. Hayden, Jr.
Gerard M. Hayden, Jr.
Chief Financial Officer