Form 10-K
period 2007-12-31
PROXYMED INC /FT LAUDERDALE/
filed 2008-04-15
CIK 906337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 000-22052
PROXYMED, INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida	65-0202059
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1854 Shackleford Court, Suite 200, Norcross, Georgia (Address of Principal Executive Offices)	30093 (Zip Code)
Registrant’s telephone number, including area code:
(770) 806-9918
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on which Registered
Common Stock, $.001 Par Value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed using $2.29 per share, the closing price of the registrant’s Common Stock on the NASDAQ Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter was $23,440,355.
As of April 4, 2007, 13,782,915 shares of the registrant’s Common Stock were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on or about May 30, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
The Company
     MedAvant Healthcare Solutions (“MedAvant”) is an information technology company that focuses on facilitating the exchange of healthcare information so that payers, providers, and patients benefit equally from the sharing of reliable and actionable health data. MedAvant also enables the electronic transmission of laboratory results and we formerly processed electronic prescription orders until we sold our pharmacy business in April 2007.
     MedAvant is a trade name of ProxyMed, Inc. which was incorporated in 1989 in Florida as a pharmaceutical services company. In December 2005, ProxyMed began doing business under the new operating name, MedAvant Healthcare Solutions, to unite all business units and employees under one brand identity. The new name was one of several outcomes that were a result of a strategic analysis completed in the third quarter of 2005 following the acquisition of seven companies between 1997 and 2004. Unless the context otherwise requires, all references to “we,” “our,” “us,” “Company,” “ProxyMed” or “MedAvant” refer to ProxyMed, Inc., d/b/a MedAvant Healthcare Solutions, and its subsidiaries.
Business Development
          During the last three (3) years, the Company has engaged in certain acquisition and asset sale transactions. On March 2, 2004, we acquired PlanVista, a company that provided PPO and business process outsourcing solutions for the medical insurance and managed care industries, as well as services for healthcare providers. We acquired PlanVista for 3,600,000 shares of our Common Stock issued to PlanVista shareholders valued at $59.8 million (based on the average closing price of our common stock for the day of and the two days before and after December 8, 2003, the date of the announcement of the definitive agreement). We also assumed debt and other liabilities of PlanVista totaling $46.4 million and we paid $1.3 million in acquisition related costs. Additionally, we raised $24.1 million in a private placement sale of 1,691,227 shares of our Common Stock to investment entities affiliated with General Atlantic LLC, Commonwealth Associates and other parties to partially fund repayment of certain of PlanVista’s debts and other obligations outstanding at the time of the acquisition.
          On February 14, 2006, we acquired substantially all the assets and operations of Zeneks, Inc., (“Zeneks”), a privately held company based in Tampa, Florida for $225,000 plus assumed liabilities. Zeneks was incorporated in 1998 and was established to contain medical costs for payers.
          On October 10, 2006, we acquired substantially all the assets and operations of Medical Resources, LLC and National Provider Network, Inc. (“MRL”), for $5.0 million in total consideration. The purchase price was comprised of $3.0 million in cash, funded by our credit facility, and a $2.0 million note payable that bears interest at 7 percent per annum. The note matures in two (2) years and is payable in equal monthly installments of principal and interest.
          The PlanVista acquisition and the MRL asset acquisition comprised our NPPN Business and made us the only entity in healthcare that offered nationwide claims processing and a nationwide PPO. The Zeneks acquisition complemented our services to payers by incorporating bill negotiation services for claims when a patient uses out-of-network providers. The MRL acquisition gave our NPPN Business more direct contracts with providers and additional contract providers in six states.
          On February 1, 2008, we completed the sale of our NPPN Business to Coalition America, Inc. for 23.5 million in cash. The sale of the NPPN Business to Coalition included the sale of PlanVista and the assets of MRL to Coalition. Of the $23.5 million received for the sale of the NPPN Business, $3.0 million was placed in escrow to cover potential indemnification claims. Of the remaining $20.5 million received from the sale, $4.0 million was used to pay transaction costs and certain liabilities of the NPPN Business and the remaining $16.5 million was used to reduce a portion of the Company’s senior debt.
     Management believes that, MedAvant’s clearinghouse business is the nation’s fifth largest claims processor and that its NPPN business was among the top five independent Preferred Provider Organizations (“PPO”) at the time of its sale in February 2008. Management also believes we are the largest company that facilitates delivery of laboratory results, and that there were several larger competitors in the electronic prescription delivery industry, a market niche we also exited during 2007.
          We believe that the sales of our pharmacy business in April 2007 and the NPPN business in February 2008 is transforming us into a more focused company, one that is better able to capitalize on our strengths and position within our industry. We consider those primary strengths to be our technology, the Phoenix platform in particular, and our ability to manage data.
          In addition, recent federal legislation mandating electronic prescription processing becomes effective in 2009. While the sale of our pharmacy operations in 2007 precludes us from any direct benefit of the legislative change, we believe that regulatory initiatives such as mandatory electronic drug scripts will accelerate the mechanization of more healthcare transaction types and encourage more and different uses of data to enhance the quality if healthcare outcomes in the United States. We anticipate that MedAvant is well positioned to participate in this potential growth of healthcare information technology.
Our Values
     A PricewaterhouseCoopers study titled “The Factors Fueling Rising Healthcare Costs 2006,” found that insurance premiums increased 8.8 percent between 2004 and 2005. Nearly half that increase was attributed to Americans accessing the healthcare system more frequently as they grow older, suffering from unhealthy lifestyle challenges such as obesity, and expecting new treatments to be made possible by new technologies.
     More Americans accessing the healthcare system results in more claims to file, more lab reports to transfer, more prescriptions to fill and more claims to pay. All of this increase requires more staff to manage and translate that data into useable information. The U. S. Bureau of Labor Statistics expects the number of people working in medical records and as health information technicians to increase 18 percent between 2006 and 2016. Our services automate these office functions so that fewer people can process the same amount, or more work.
Terms and Phrases
     As used in this report:
.	“Claims processor” means a company that receives electronic health insurance claim information from a provider, checks it for accuracy, transfers the data to a payer and returns transaction details to the provider. These companies are sometimes called clearinghouses.

.	“Provider” means any person or facility that provides healthcare services. Examples include, but are not limited to, doctors, therapists, hospitals, clinics, medical laboratories and pharmacies.

.	“Payer” means an organization that pays medical insurance claims such as insurance companies, Health Maintenance Organizations, self-insured corporations and Taft-Hartley Plans.

.	“Preferred Provider Organization” is a network of providers which accept reduced payments for services rendered in return for more patients being directed to them.

.	“Transaction” is the electronic transfer of data. Examples from our business include verification of a patient’s insurance, approvals on referrals to other providers, claim submission, claim status inquiry and remittance information from the payer.

     Description of Business
     We operate in two reportable segments that are separately managed: Transaction Services and Laboratory Communication Solutions. A description of the segments, their primary services or products and our source of revenue in each follows. For more information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          Transaction Services and Products
          Our Transaction Services segment is comprised of our claims processing business, and formerly our preferred provider organization and our prescription services, both of which we have divested.
          Transaction Processing
          Phoenix
          We serve the provider and payer communities with a wide array of products and services that simplify the exchange of healthcare information. The power behind these services is our Phoenix operating platform which handled approximately 15.0 million transactions a month in 2007 while operating at just under 50% of its capacity. Our customers use our services to process healthcare transactions, including claims, ERA eligibility, claims status, referral authorization, and encounters.
          We are unique in the industry in that we process all of our transactions on one platform, Phoenix, as a result of our initiative in 2006 to move all transactions to one processing platform and off of a variety of legacy systems. Most of our competitors use multiple platforms, which can complicate implementation and customer service.
          Claims Processing
          Real-Time
          Phoenix is able to process claims in real-time. Real-time processing is typically defined as a response to an input with an associated output within a defined time. The discretion to set the parameters for those response times means that many companies can claim to offer real-time processing without enabling a direct comparison of their capacity to others. Our real-time capacity is distinct in that we have the ability to process a claim upon receipt. We do not hold up processing, or develop a queue, but rather submit the claim directly to our Phoenix processing engine as the claim is accepted based on pre-existing rules, lookups and other customer-based criteria. The only reason a queue is created is to meet a payer’s inability to accept individual claims immediately.
          myMedAvant
     Our processing capacity is supplemented by myMedAvant, a real-time web portal, powered by our Phoenix platform. It offers both standard and premium services and other features such as verifying a patient’s insurance, enrolling with payers, tracking a claim’s progress with the payer and retrieving reports from payers. Our providers pay a monthly access fee to utilize myMedAvant.
          Electronic Attachments
     MedAvant’s Phoenix technology makes the real-time handling of electronic attachments to claims possible. There are many instances where providers are required to submit attachments to insurance claims such as notes, referral authorizations or pre-certification forms, and first reports of injury in the workers’ compensation sector.
     Our capacity to handle electronic attachments was critical to our ability to meet the new mandate enacted in Texas, requiring that all workers’ compensation claims and the associated attachments to be sent electronically in the near future. According to the mandate, healthcare providers in the state of Texas will be required to submit medical claims in an ANSI 837 format to payers, and payers, in turn, will have to return ERAs (“Electronic Remittance Advice”) in an ANSI 835 format. ERAs provide an electronic explanation of payments, payment reductions and denials of medical claims submitted to the payer. We believe that our Phoenix technology positions us to capitalize on providers’ growing technological need for attachments. MedAvant receives a transaction fee from the payers we have implemented for workers compensation. In addition, providers can use myMedAvant to submit their attachments and pay a monthly access fee as stated earlier.
          “Front door” Pre-Adjudication Services
          Through our strategic partners, Bloodhound and The Sentinel Group, MedAvant provides a service to insurance companies that certifies that a claim is “clean” before it enters the insurance company’s system to be adjudicated. This is our unique competitive advantage enabled by the capabilities of Phoenix. Today, most insurance companies perform these edits, but do so after the claim has been processed in order to collect funds that were paid in error. In fact, the National Healthcare Anti-Fraud Association estimates that fraud costs over $50 billion every year
          Same Session
          The real-time processing capabilities of Phoenix give MedAvant the ability to offer “same session” claims processing for clients that do not have the technology to do real-time. With our “same session” processing, providers upload a batch claims file for processing. While still connected on-line, our Phoenix platform processes the claim in real-time and returns a reconciliation report back to the provider indicating which claims were accepted or rejected. The value-added processing service allows providers to receive on-line real-time feedback on the results of their claims being processed on Phoenix.

          Preferred Provider Organization (“PPO”)
          We sold the National Preferred Provider Network (“NPPN”) and related assets on February 1, 2008. These assets comprised our PPO. Through NPPN we accessed more than seven million patients, 450,000 physicians, 4,000 acute care facilities and 65,000 ancillary care providers. We offered the payer community discounts on fees when a patient used an out-of-network provider and bill negotiation services on non-discounted claims. We generated revenue primarily by charging participating payers a percentage of the savings they receive through NPPN.
          Providing Electronic Prescription Management
We sold MedAvant’s PreScribeTM in April 2007. PreScribeTM was a desktop and online application providers used to send prescription refill requests to more than 42,000 pharmacies across the nation. Providers paid a flat fee, and pharmacy partners paid either a flat monthly fee or a per transaction fee based on transaction types. Our 2007 results include electronic prescription processing through April 2007 when we sold that part of our business.
     Laboratory Communication Solutions and Products
          Printing Technology
Our intelligent printing technology is integrated into printers for labs to purchase and install in physician offices. This allows for the secure transmittal of laboratory reports. Laboratories also purchase support, maintenance and monitoring programs to manage printers that have our integrated technology.
          Pilot
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
          Fleet Management System, (“FMS”)
Labs use this online tool to monitor printers in provider offices and receive alerts for routine problems such as a printer being out of paper or having a paper jam. FMS can also be used to monitor printer inventory and schedule regular maintenance. Labs pay a monthly fee per printer to use FMS.
          Competitive Challenges
     We face significant competition in each of our segments. Emdeon Business Services and McKesson Corporation, which acquired Per-Se Technologies, Inc., (“Per-Se”) in 2007, are our largest competitors in transaction processing. McKesson is also one of our largest customers. These companies compete on the basis of price and the number of payers that can be accessed through their respective networks. Other programs for laboratory printing contend for our laboratory services.
          Competitive Strengths
          We believe our competitive strength is a function of the following factors: (1) our Phoenix technology; (2) our ability to manage data on the Phoenix platform; (3) our independence from payers and vendors. MedAvant is not an owner, or subsidiary, of any payer or vendor, allowing us to work with any payer or vendor without conflicts of interest which is a result of our independence. Providers know our priorities do not favor any specific business partner and it makes us more attractive in the marketplace; (4) and there are substantial barriers to entry in our market. We have expended considerable time, effort and expense developing our infrastructure, our relationships and the interoperability of our processing operations. The cost and time demands of development and maintenance of connections, from both a technical and a relationship perspective, represent barriers to entry for many would-be competitors. Additionally, certain of our businesses are heavily regulated by various governmental entities, through HIPAA and other strenuous requirements regarding internal controls and various compliance programs, which we believe are further barriers to entry.
          Sales and Marketing
     We have a direct sales force and account managers with established relationships in this industry. In addition, we partner with vendors who have contacts throughout the provider and payer communities. Most of our marketing is done through those business relationships. We also exhibit at industry trade shows, advertise in industry publications and market through direct mail, webcasts and our website. We significantly changed our sales and account management staff, beginning in 2006 and completed the restructuring in the first quarter of 2007, in order to better address our revenue needs.
          Locations
     Our largest office is in Santa Ana, California. We support our products and services from three other major operational facilities throughout the United States, including Norcross, Georgia. We transferred the Middletown, NY lease, which is the location from which we operated the NPPN business, to Coalition America as part of the NPPN sale transaction.
          Legislation and Regulation
     We and our customers are subject to extensive and frequently changing federal and state healthcare laws and regulations. Political, economic and regulatory influences can fundamentally alter the United States’ healthcare industry and, in turn, impact our business in unexpected ways. Potential reform legislation that could impact our business may include:

.	Mandated basic healthcare benefits;
.	Controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid reimbursement;

.	The creation of large insurance purchasing groups;

.	Enforcement actions of Federal and State privacy laws;

.	Medicare or Medicaid prescription benefit plans;

.	State licensing requirements; or

.	Patient protection initiatives.
     National Provider Identification
     While the deadline for virtually all providers to begin using a ten-digit National Provider Identification number (“NPI”) as a result of a 2004 mandate in the Federal Register was May 23, 2007; CMS declared a contingency period that gives providers until May 23, 2008 to become compliant. In 2006, we invested considerable staff resources preparing for this because our customers currently use a variety of identification number formats. We have modified many of our formats and processes to accommodate this new single identifier and are fully compliant and currently processing transactions containing NPI. If CMS chooses not to extend the contingency period, we could experience a disruption in service to our customers if providers do not have their NPIs or have not updated their billing systems to include their NPI in the transactions they send to MedAvant, or if payers are not prepared to receive NPIs on their transactions.
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
          Internet Privacy and Regulation
     Regulatory developments related to the Internet may significantly impact our business because we offer a number of Internet-related products. The extent to which consumer protection and privacy laws apply to the Internet is an area of uncertainty, but they may affect our ability to collect, store, and use and transmit personal information.
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
     Additional HIPAA and privacy compliance information can be found on our website at www.medavanthealth.com .
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
          Employees
     As of February 29, 2008, we employed approximately 170 employees of which 165 were full time and 5 were part time. We are not and never have been a party to any collective bargaining agreements. We consider our relationship with our employees to be good. During the fourth quarter of 2005, we contracted with Administaff, Inc. (“Administaff”). Administaff is a leading professional employer organization serving as a full service human resources department. Our relationship with Administaff has dramatically improved our employee relationships and improved our internal communications. In May 2007, we terminated our relationship with Administaff and began to perform these human resources functions in-house. We did, however, outsource basic payroll processing as part of the transition away from Administaff.
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
Segment Financial Information
     Please see our audited consolidated financial statements and the accompanying notes thereto for a discussion of the financial performance and data relating to each of our reporting segments.

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
RISKS RELATED TO OUR BUSINESS
General
We have senior and subordinated debt that matures during 2008 and 2010.
          As of December 31, 2007 we had senior and subordinated debt in the aggregate principal amount of approximately $32.0 million that matures through 2010; of the $32 million approximately $18.0 million was due and owing to Laurus Master Fund, Ltd. (“Laurus”) and is secured by substantially all of our assets. The amount owed to Laurus comes due on April 30, 2008. An additional $13.1 million in subordinated, unsecured debt is due by December 2008 under convertible notes issued by us in connection with our acquisition of MedUnite in December 2002. Although a portion of the proceeds from the NPPN sale in February 2008 were used to reduce Laurus debt, we currently do not have the resources to repay in full the Laurus debt and the convertible notes when they mature in December 2008. We are currently in discussions with our lenders and exploring alternatives to restructure or refinance this debt, but if we are unable to restructure or obtain additional funding to repay or refinance our senior and subordinated debt prior to maturity, the lenders could foreclose and take certain other action against us. The effect on our operations and stock price could be significantly negative and we may be unable to continue as a going concern. Such an event would negatively impact our ability to operate as a solvent and on-going concern.
We incurred net losses in 2005, 2006 and 2007. We may not be able to generate positive earnings in the future and this could have a detrimental effect on the market price of our stock.
          In the last three years, we have incurred substantial losses, including losses of $105.3 million for the fiscal year ended December 31, 2005, $6.6 million for the fiscal year ended December 31, 2006, and $36.8 million in the fiscal year ended December 31, 2007. As of December 31, 2006, and December 31, 2007, we had accumulated deficits of $216.0 million, and $252.8 million, respectively. Continued shortfalls could deplete our cash reserves and availability via our credit facility, making it difficult for us to obtain credit at a favorable rate or to continue investing in infrastructure we need to compete in the future. Continued shortfalls may also cause our share price to decline.
Our auditors have issued a going concern opinion. This means we may not be able to achieve our objectives and may have to suspend or cease operations.
          Our independent public accounting firm has issued a going concern opinion April 15, 2008, with respect to our consolidated financial statements for the year ended December 31, 2007. If we cannot raise additional capital, refinance certain debt, or generate sufficient revenues, or sufficiently reduce costs, to operate profitably, we may have to suspend or cease operations or significantly dilute our stockholders’ equity holdings.
Management changes may disrupt our operations and we may not be able to retain key personnel or replace them when they leave.
          Although we have entered into employment agreements with many of our senior executives, the loss of any of their services could cause our business to suffer. Our success is also dependent upon our ability to hire and retain qualified operations, development and other personnel. Competition for qualified personnel in the healthcare information services industry is intense and we cannot assure that we will be able to hire or retain the personnel necessary for our planned operations. On February 28, 2008 John Lettko resigned as Chief Executive Officer and Director.
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
          Our certification that we have sufficient internal controls in place today is no guarantee that we will maintain those controls in the future or that those controls will be effective in ensuring the accuracy of our financial reports. An inability to maintain effective controls or our receiving an adverse or qualified opinion on the effectiveness of our internal controls from our independent registered public accounting firm in the future could have a negative impact on our stock price.

Transaction Services Segment
Changes that reduce payer compensation for electronic claims may reduce our revenue and margins.
          Over the last few years, some payers have reduced their rebate rate paid to companies which process claims, and some have elected to stop offering rebates. If this trend continues, we will be forced to shift the cost of these claims from the payers to the submitting providers. If we are not successful in shifting this revenue burden to our submitting providers, our revenue will be reduced and our margins will also be negatively affected.
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
          For the years ended December 31, 2007, 2006 and 2005, approximately 7%, 6%, and 8%, respectively, of consolidated revenues and 8%, 7%, and 10%, respectively, of transaction services revenue were from Per-Se Technologies.
The adoption of electronic processing of clinical transactions in the healthcare industry is proceeding slowly; thus, the future of our business could be uncertain and this may have an adverse impact on our operations.
          Our strategy anticipates that electronic processing of clinical healthcare transactions, including transactions involving prescriptions and laboratory results, will become more widespread and that providers and third-party institutions increasingly will use electronic transaction processing networks for the processing and transmission of data. The rate at which providers adopt the use of electronic transmission of clinical healthcare transactions (and, in particular, the use of the Internet to transmit them) continues to be slow and the continued or accelerated conversion from paper-based transaction processing to electronic transaction processing in the healthcare industry, using proprietary healthcare management systems or the Internet, may not occur.
An error by us in the process of providing clinical connectivity or transmitting prescription and laboratory data could result in substantial injury to a patient, and our liability insurance may not be adequate in a catastrophic situation, adversely impacting our business or operations.

          Our business exposes us to potential liability risks that are, unavoidably, part of the healthcare electronic transaction processing industry. Since some of our products and services have historically related to the prescribing and refilling of drugs through our pharmacy business and the transmission of medical laboratory results, an error by any party in the process could result in substantial injury to a patient. As a result, our liability risks are significant.
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
          We generally record revenue for our services when the services are performed, less amounts reserved for claim reversals and bad debts. The estimates for claim reversals and bad debts are based on judgment and historical experience. Many of the claims are not fully adjudicated for over 90 days. Although we have not experienced this, to the extent that actual claim reversals and bad debts associated with our business exceed the amounts reserved, such difference could have a material adverse impact on our results of operations and cash flows. During the period ended June 30, 2007, the Company wrote off approximately $1.7 million of accounts receivable from certain customers that management determined were uncollectible.
The NPPN Stock Purchase Agreement governing the sale of our NPPN business may expose us to contingent liabilities.
          Under the Stock Purchase Agreement, we indemnify Coalition America (“Coalition” or “CAI”) for the breach or violation of any representation, warranty or covenant made by us in the Stock Purchase Agreement, subject to certain limitations. Significant indemnification claims by CAI could have a material adverse effect on our financial condition. Claims for indemnification for breach of certain covenants, agreements or other matters agreed to by us in the Stock Purchase Agreement are not subject to the $3.0 million held in escrow.
Laboratory Communication Services Segment:
Our Laboratory Communication Services Segment has a high customer concentration.
          For the years ended December 31, 2007 and 2006 and 2005, approximately 6%, 8% and 7% of consolidated revenues, and 41%, 45% and 50% of Laboratory Communication segment revenues, respectively were from a single customer for the sale, lease, and service of communication devices. The potential loss of this customer would materially affect the Company’s Laboratory Communication Services’ operating results as well as our consolidated operating results.
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
          HIPAA also mandates the use of standard transactions, standard provider identifiers, security requirements and other provisions for electronic healthcare claims transactions. Approximately 12% of our inbound transactions from our provider customers are received in a legacy format and are translated, by us, on behalf of these customers.
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
          We, and all companies, are responsible for collecting and sending NPI numbers in compliance with the Federal Register mandate. The original compliance date was May 23, 2007; however, CMS declared a contingency period which revised the compliance date to May 23, 2008. We may not be able to maintain compliance with HIPAA standards for transaction formats, provider identifiers and security. Any failure to be in compliance could result in regulatory penalties assessed against us, weaken demand for our affected services and may have an adverse impact on our business and operations.
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
          We operate production networks in Norcross, Georgia and Santa Ana, California. Any damage or failure resulting in prolonged interruptions in our operations could cause our customers to seek alternative providers of our services. In particular, a system failure, if prolonged, could result in lost revenues, loss of customers and damage to our reputation, any of which could cause our business to materially suffer. While we carry property and business interruption insurance to cover operations, the coverage may not be adequate to compensate us for losses that may occur.
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
          We currently have 16,217,085 shares of authorized but unissued Common Stock and 1,998,000 shares of authorized but unissued Preferred Stock. Certain events over which our shareholders have no control could result in the issuance of additional shares of our Common Stock which would dilute our shareholders’ ownership percentage in us and could adversely affect the market price of our Common Stock. We may issue additional shares of Common Stock or Preferred Stock for many reasons including:
.	raising additional capital or financing acquisitions;

.	exercise, conversion, or exchange of outstanding options, warrants and shares of convertible preferred stock;

.	in lieu of cash payment of dividends; or

.	our articles of incorporation, as amended, authorize the issuance of up to 30,000,000 shares of Common Stock and 2,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors.
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
          The stock market, including the NASDAQ Stock Market, on which the shares of our Common Stock are listed, has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market price of our Common Stock, as with many emerging healthcare and technology companies, is likely to be volatile and could continue to be susceptible to wide price fluctuations due to a number of internal and external factors, many of which are beyond our control, including:
.	quarterly variations in operating results and overall financial condition;

.	economic and political developments affecting the economy as a whole;

.	our largest holder liquidating their position would likely serve to compress our share price;

.	short-selling programs;

.	the stock market’s perception of the healthcare technology industry as a whole;

.	changes in earnings estimates by analysts;

.	additions or departures of key personnel; and

.	sales of substantial numbers of shares of our Common Stock, or securities convertible into or exercisable for our Common Stock.
Our Common Stock may be delisted from the NASDAQ Global Market, which could negatively impact the price of our Common Stock and would constitute an event of default under our senior debt obligations.
          Our Common Stock is listed on the NASDAQ Global Market. The listing standards of the NASDAQ Global Market provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days or if the market value of publicly held shares of that company drops below $15 million for a period of 30 consecutive days. Recently, our stock has traded near this $1.00 threshold and our market value of publicly held shares has dropped below $15 million. If we fail to comply with the listing standards applicable to issuers listed on the NASDAQ Global Market, our common stock may be delisted from the NASDAQ Global Market. The delisting of our common stock could significantly affect the ability of investors to trade our securities and could significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock would constitute an event of default under the Loan Agreement with Laurus and could also materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from the NASDAQ Global Market could also have other negative results, including the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities.
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
     We also maintain portions of our Phoenix network at a secure, third-party co-location center in Atlanta, Georgia. During 2007 we phased operations out of our mirrored data center in Richardson, Texas. Our leases and subleases generally contain renewal options and require us to pay base rent, plus property taxes, maintenance and insurance. We consider our present facilities adequate for our operations.
          The Middletown, New York location was the primary location for our NPPN operations. This lease was assigned to Coalition as part of our NPPN sale in February 2008. We will also be closing our Tampa, Florida office in 2008 as part of our wind-down of PPO operations.
          During 2008, we have begun a transition in which our Santa Ana, California location will eventually become our corporate headquarters.
ITEM 3. LEGAL PROCEEDINGS
     We were named as a defendant in an action filed in July 2006, in the United States District Court of New Jersey by MedAvante, Inc., (“MedAvante”). MedAvante claimed that our use of the names “MedAvant” and “MedAvant Healthcare Solutions” infringed trademark rights allegedly held by MedAvante. MedAvante sought unspecified compensatory damages and injunctive relief. On February 12, 2007, the District Court issued a settlement order. The existence of a proposed Settlement and Release Agreement is currently being litigated. The total value of the contested settlement would be approximately $1.3 million, of which $1.0 million would be covered by insurance proceeds. We do not believe the parties have agreed to the terms of any settlement at this time. MedAvante has taken the opposing view. The Court has not yet ruled on the matter. The Company has accrued the preliminary estimate of $0.3 million (net of expected insurance proceeds) based upon the uncertain outcome of any litigation.
     From time to time, we are a party to other legal proceedings in the course of our business. We, however, do not expect such other legal proceedings to have a material adverse effect on our business or financial condition.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock trades on the national NASDAQ Stock Market under the symbol “PILL.” The following table sets forth the high and low sale prices of our Common Stock for the periods indicated.

2007:
First Quarter	$5.71	$2.85
Second Quarter	$3.33	$1.98
Third Quarter	$3.97	$1.96
Fourth Quarter	$2.96	$1.20

2006:
First Quarter	$7.50	$3.71
Second Quarter	$8.36	$6.26
Third Quarter	$7.30	$4.00
Fourth Quarter	$6.00	$3.88
     On April 4, 2008, the last reported sale price of our Common Stock was $1.28 per share. As of March 31, 2008, we estimate that there were approximately 342 registered holders of record of our Common Stock. We believe that, in addition, there are beneficial owners of our Common Stock where shares are held in “street name,” and consequently we are unable to determine the actual number of beneficial holders of our Common Stock.
          Below is our performance graph, displaying the past five (5) years’ relative performance of our Common Stock as compared to the NASDAQ composite and a peer group. The corporations included in the Peer Group were Allscripts Healthcare Solutions, Emdeon Corp. and Trizetto Group, Inc. In 2006, the peer group included Per Se; however, that company was acquired by McKesson, a privately held company, in 2007 and stand-alone stock price information is no longer available for that entity. Therefore, Per Se has been deleted from the peer group and index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MedAvant Healthcare Solutions, The NASDAQ Composite Index
And A Peer Group
$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.
     We have never paid any dividends on our Common Stock; however, in prior years, we have paid dividends on our Series B and Series C Preferred Stock in cash and/or in shares of our Common Stock pursuant to the terms of our Articles of Incorporation, as amended. We intend to retain any earnings for use in our operations and the expansion of our business and do not anticipate paying any dividends on the common or preferred stock in the foreseeable future. The payment of dividends on our common stock is restricted by our debt agreements. Any future decision with respect to dividends on common stock will depend on future earnings, future capital needs and our operating and financial condition, among other factors.

Securities Authorized for Issuance Under Equity Compensation Plans
     The following table sets forth information as of December 31, 2007, related to our equity compensation plans (including the potential effect of debt instruments convertible into Common Stock) in effect as of that date.

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under Equity
	be Issued upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights (1)	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	1,919,434	$7.66	665,028

Equity Compensation Plans not approved by security holders	13,333	15.00	—

Total	1,932,767	$7.71	665,028

(1) The description of the material terms of the non-plan issuances of equity instruments is discussed in Note 11 of the accompanying consolidated financial statements.
Recent Sales of Unregistered Securities
          On June 21, 2007, we issued 572,727 shares of our common stock to Laurus in connection with our entry into the Omnibus Amendment to that certain Security and Purchase Agreement with Laurus, pursuant to which, among other things, Laurus agreed to provide us with an additional $3.0 million in financing. The issuance of the shares of our common stock to Laurus was exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended, because it was a transaction not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth selected consolidated financial information for MedAvant as of and for each of the five (5) years in the period ended December 31, 2007, and has been derived from our audited consolidated financial statements.
     The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes.

	Year Ended December 31,
(In thousands except for share and per share amounts)	2007	2006(1)	2005	2004(2)	2003(3)
STATEMENT OF OPERATIONS DATA:
Net revenues	$54,123	$65,462	$77,519	$90,246	$71,556
Operating loss	(29,073)	(3,370)	(103,177)	(1,974)	(3,642)
Loss from continuing operations	(36,788)	(6,610)	(105,294)	(3,800)	(5,000)

Net loss applicable to common shareholders	(36,788)	(6,610)	(105,294)	(3,800)	(5,000)

PER SHARE DATA:

Basic and diluted net loss per share of common stock:
Net loss	$(2.72)	$(0.50)	$(8.29)	$(0.33)	$(0.74)

Basic and diluted weighted average common shares outstanding	13,513,027	13,207,789	12,707,695	11,617,601	6,783,742

DIVIDEND DATA:

Dividends on non-cumulative preferred stock	—	—	—	—	—

	December 31,
	2007	2006	2005	2004	2003
BALANCE SHEET DATA:
Working capital (deficiency)	($30,812)	($7,636)	$15	($1,664)	$10,512
Convertible notes	13,137	13,137	13,137	13,137	13,137
Other long-term obligations	953	6,171	5,898	1,069	3,518
Total assets	40,655	72,240	75,641	184,403	73,130
Stockholders’ equity (deficit)	(6,986)	27,424	32,904	135,082	45,778

(1)	includes operations of Zeneks, from February, 14, 2006, and Medical Resources, LLC from October 10, 2006

(2)	includes operations of PlanVista from March 2, 2004

(3)	includes operations of MedUnite from January 1, 2003

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to our consolidated financial statements and notes thereto, included in Part III of this Form 10-K, and to provide an understanding of our consolidated results of operations, financial condition and changes in financial condition. Our MD&A is organized as follows:
Recent Developments
          Sale of NPPN Business
          On November 8, 2007 we announced a definitive agreement to sell our NPPN business, also known as our Cost Containment Business or Preferred Provider Organization (“PPO”) to Coalition America, Inc. for approximately $23.5 million in cash. Pursuant to the terms of an Escrow Agreement, $3 million of the purchase price was placed in escrow to cover possible indemnification claims and the purchase price is subject to a working capital adjustment. At closing on February 1, 2008, the remaining $20.5 million was allocated as follows: $4.0 million was used to pay transaction costs and certain Cost Containment Business liabilities, and the remaining $16.5 million reduced a portion of the Company’s senior debt.
          In accordance with applicable law, this transaction required shareholder approval. We mailed a definitive proxy on December 28, 2007 and a shareholder meeting was held on January 23, 2008. Shareholders representing a majority of shares eligible to vote approved the proposal and we closed the transaction on February 1, 2008.
          Because of the shareholder vote requirement, we determined that as of the December 31, 2007 balance sheet date, the transaction was not “probable” within the context of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Intangible Assets”. Therefore, we have included the NPPN results in our results from continuing operations. The footnotes to the audited financial statements contained in this Form 10-K present pro forma and other information about the NPPN transaction which closed on February 1, 2008.
          Laurus Revolving Line of Credit
          On February 11, 2008, we executed a Waiver and Amendment Agreement (the “Amendment”) to the Security and Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”) dated December 6, 2005. As described elsewhere in this filing, the maximum available amount under the Loan Agreement has been reduced from $18,000,000 to: (i) for the period commencing on February 7, 2008 through and including February 29, 2008, $5,200,000, (ii) for the period commencing on March 1, 2008 through and including March 15, 2008, $5,700,000, and (iii) for the period commencing on March 16, 2008 through and including April 30, 2008, $6,200,000; provided, however, that in the event a Budget Violation (defined in the Loan Agreement) occurs during any such period of time, the maximum amount available under the Loan Agreement shall automatically become $5,200,000 for the duration of the term of the loan. The parties acknowledged and agreed that as of February 4, 2008, an aggregate principal amount of $4,059,115 was outstanding under the Loan Agreement. In addition, the Loan Agreement was amended such that interest shall accrue on the outstanding principal amount at a rate of 12% per annum calculated based on a 360 day year and payable monthly, in arrears, commencing on March 1, 2008, and on the first business day of each consecutive calendar month thereafter until April 30, 2008 at which time all outstanding principal and accrued but unpaid interest shall become due and payable. We are currently in discussions with Laurus and exploring alternatives to restructure or refinance this debt, but there can be no assurances that we will be able to achieve such a restructuring or refinancing.
          In addition, pursuant to the Amendment, Laurus waived its rights under the Loan Agreement with respect to the existing default under the Loan Agreement, and the Company released Laurus and certain related parties from any claims the Company may have against such released parties related to acts or omissions of Laurus or such related parties prior to the date of the Amendment. Further, (i) in consideration for the partial reduction of the maximum available amount under the Loan Agreement prior to the expiration of the revolving loan term, the Company has paid Laurus a one time fee equal to $472,000, and (ii) pursuant to the terms of the Loan Agreement, the Company also paid Laurus a one time term note termination fee of $455,357.
          As of April 4, 2008, there were no Budget Violations and the Company’s total maximum outstanding balance under the amended Loan Agreement was $6,200,000.
          Management Changes
          On February 28, 2008, the Company announced that Peter E. Fleming III has been appointed interim Chief Executive Officer, and Lonnie Hardin has been promoted to President and Chief Operating Officer, effective immediately. On April 11, 2008, Mr. Fleming was appointed Director by the Board of Directors. These appointments followed the resignation of John Lettko as Chief Executive Officer and Director of the Company.
Business Description
          We operate in two reportable segments that are separately managed: Transaction Services and Laboratory Communication Solutions. A description of the segments, their primary services or products and our source of revenue in each follows For more information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          Transaction Services and Products
          Our Transaction Services segment is comprised of our claims processing business, and formerly our preferred provider organization and our prescription services, both of which we have divested.

          Transaction Processing
          Phoenix
          We serve the provider and payer communities with a wide array of products and services that simplify the exchange of healthcare information. The power behind these services is our Phoenix operating platform which handled approximately 13.5 million transactions a month in 2007 while operating at just under 50% of its capacity. Our customers use our services to process healthcare transactions, including claims, ERA, eligibility, claims status, referral authorization, and encounters.
          We are unique in the industry in that we process all of our transactions on one platform, Phoenix, as a result of our initiative in 2006 to move all transactions to one processing platform and off of a variety of legacy systems. Most of our competitors use multiple platforms, which can complicate implementation and customer service.
          Claims Processing
          Real-Time
          Phoenix is able to process claims in real-time. Real-time processing is typically defined as a response to an input with an associated output within a defined time. The discretion to set the parameters for those response times means that many companies can claim to offer real-time processing without enabling a direct comparison of their capacity to others. Our real-time capacity is distinct in that we have the ability to process a claim upon receipt. We do not hold up processing, or develop a queue, but rather submit the claim directly to our Phoenix processing engine as the claim is accepted based on pre-existing rules, lookups and other customer-based criteria. The only reason a queue is created is to meet a payer’s inability to accept individual claims immediately.
          myMedAvant
          Our processing capacity is supplemented by myMedAvant, a real-time web portal, powered by our Phoenix platform. It offers both standard and premium services and other features such as verifying a patient’s insurance, enrolling with payers, tracking a claim’s progress with the payer and retrieving reports from payers. Our providers pay a monthly access fee to utilize myMedAvant.
          Electronic Attachments
          MedAvant’s Phoenix technology makes the real-time handling of electronic attachments to claims possible. There are many instances where providers are required to submit attachments to insurance claims such as notes, referral authorizations or pre-certification forms, and first reports of injury in the workers’ compensation sector. MedAvant receives a transaction fee from the payers we have implemented for workers compensation. In addition, providers can use myMedAvant to submit their attachments and pay a monthly access fee as stated earlier.
          Our capacity to handle electronic attachments was critical to our ability to meet the new mandate enacted in Texas, requiring that all workers’ compensation claims and the associated attachments to be sent electronically in the near future. According to the mandate, healthcare providers in the state of Texas will be required to submit medical claims in an ANSI 837 format to payers, and payers, in turn, will have to return ERAs (“Electronic Remittance Advice”) in an ANSI 835 format. ERAs provide an electronic explanation of payments, payment reductions and denials of medical claims submitted to the payer. We believe that our Phoenix technology positions us to capitalize on providers’ growing technological need for attachments.
          “Front door” Pre-Adjudication Services
          Through our strategic partners, Bloodhound and The Sentinel Group, MedAvant provides a service to insurance companies that certifies that a claim is “clean” before it enters the insurance company’s system to be adjudicated. This is our unique competitive advantage enabled by the capabilities of Phoenix. Today, most insurance companies perform these edits but do so after the claim has been processed in order to collect funds that were paid in error. In fact, the National Healthcare Anti-Fraud Association estimates that fraud costs over $50 billion every year
          Same Session
          The real-time processing capabilities of Phoenix give MedAvant the ability to offer “same session” claims processing for clients that do not have the technology to do real-time. With our “same session” processing, providers upload a batch claims file for processing. While still connected on-line, our Phoenix platform processes the claim in real-time and returns a reconciliation report back to the provider indicating which claims were accepted or rejected. The value-added processing service allows providers to receive on-line real-time feedback on the results of their claims being processed on Phoenix.
          Preferred Provider Organization (“PPO”)
          We sold the National Preferred Provider Network (“NPPN”) and related assets on February 1, 2008. These assets comprised our PPO. Through NPPN we accessed more than seven million patients, 450,000 physicians, 4,000 acute care facilities and 65,000 ancillary care providers. We offered the payer community discounts on fees when a patient used an out-of-network provider and bill negotiation services on non-discounted claims. We generated revenue primarily by charging participating payers a percentage of the savings they receive through NPPN.
          Providing Electronic Prescription Management.
          We sold MedAvant’s PreScribeTM in April 2007. PreScribeTM was a desktop and online application providers used to send prescription refill requests to more than 42,000 pharmacies across the nation. Providers paid a flat fee, and pharmacy partners paid either a flat monthly fee or a per transaction fee based on transaction types. Our 2007 results include electronic prescription processing through April 2007 when we sold that part of our business.

     Laboratory Communication Solutions and Products
.	Printing Technology. Our intelligent printing technology is integrated into printers for labs to purchase and install in physician offices. This allows for the secure transmittal of laboratory reports. Laboratories also purchase support, maintenance and monitoring programs to manage printers that have our integrated technology.

.	Pilot. This patent-pending web-enabled device sits in a provider’s office and is used to transfer lab reports in virtually any format to a printer, a personal computer or a hand-held device. It integrates with most Practice Management Systems and usually saves the provider the cost of a dedicated phone line. Labs either purchase Pilot devices with an annual support program or they subscribe to Pilot with a program that includes support services.

.	Fleet Management System, (“FMS”). Labs use this online tool to monitor printers in provider offices and receive alerts for routine problems such as a printer being out of paper or having a paper jam. FMS can also be used to monitor printer inventory and schedule regular maintenance. Labs pay a monthly fee per printer to use FMS.

Key Indicators of Financial Condition
     We hit an important technology milestone in 2006 by moving all transactions to our Phoenix platform, which is also instrumental in creating greater efficiencies. Because of its scalability, we can easily multiply our current transaction volume without many additional resources. Additionally, by storing all our data in one repository, we can continue to streamline operations and explore new opportunities because we access data with more efficiency and greater speed. See the “Advanced Technology” under Industry Trends below for more details on how our technology affects our financial condition.
     Our headcount levels are another key indicator of financial condition and during 2007 we have reduced staffing levels. For example, we had 355 employees as of December 31, 2006 and 263 employees as of December 31, 2007. As a result of selling our PPO along with additional staff reductions in our remaining Transaction Services division, we employed approximately 170 employees as of February 29, 2008.
     See Liquidity, Capital Resources and Financial Position for a discussion of our going concern opinion and management’s plan to address such issues.
Industry Trends and Financial Strategies
     We have identified the following trends in the healthcare industry and outlined our financial strategy in each:
.	Acquisitions, Divestitures and Realignments

.	Advanced Technology

.	Reduced Payments to Providers

.	Shifting Responsibility for Medical Care

.	Increasing Demand for Data and Analytics
     Acquisitions, Divestitures and Realigments
     The most observable trend in healthcare is the consolidation of technology companies and payers. In 2006, for example, The Carlyle Group acquired MultiPlan and PHCS. McKesson acquired Per-Se in 2007. Per-Se purchased NDC Health during 2006. UnitedHealth Group purchased 11 other smaller plans, including PacifiCare and Oxford. During 2007, HLTH sold its remaining 48 percent stake to General Atlantic Partners and Hellman & Friedman. General Atlantic previously held a 52 percent stake in HLTH. This transaction, in effect, removed WebMD and HLTH from the EDI sector.
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
     On February 14, 2006, we acquired substantially all the assets and operations of Zeneks, Inc., (“Zeneks”), a privately held company based in Tampa, Florida, for $225,000 plus assumed liabilities. Zeneks was incorporated in 1998 and was established to contain medical costs for payers. The Zeneks operations were merged into our NPPN business and were part of the NPPN business we sold to Coalition America on February 1, 2008.
     On October 10, 2006, we acquired substantially all the assets and operations of Medical Resources, LLC, and National Provider Network, Inc. (“MRL”), for $5.0 million in total consideration. The purchase price was comprised of $3.0 million in cash, funded by MedAvant’s current credit facility, and a $2.0 million note payable that bears interest at 7percent per annum. The note matures in two years and is payable in equal monthly installments of principal and interest. The MRL assets were part of the NPPN assets sold to Coalition America on February 1, 2008.
          On April 30, 2007, the Company entered a series of agreements to sell its pharmacy transaction assets to SureScripts, LLC for total purchase price of $0.5 million, including $0.4 million in cash at closing and $100,000 in contingent considerations. The Company received approximately $90,000 of this contingent consideration in December 2007 based on its completion of certain milestones as defined in the agreements. In connection with this sale, the Company also entered into a letter agreement with Walgreen Company (“Walgreen”) specifically terminating its $10.0 million obligation to Walgreen in the event of the divestiture of its pharmacy transaction assets resulting in no settlement or payments to Walgreen. The Company recognized a gain in connection with its disposal of its pharmacy transaction assets of approximately $80,000 during the year ended December 31,, 2007.
          We exited the PPO business on February 1, 2008 when we sold NPPN to Coalition America for approximately $23.5 million in cash. Pursuant to the terms of an Escrow Agreement, $3 million of the purchase price was placed in escrow to cover possible indemnification claims and the purchase price will be subject to a working capital adjustment. At closing, the remaining $20.5 million was allocated as follows: $4.0 million was used to pay transaction costs and certain Cost Containment Business liabilities, and the remaining $16.5 million reduced a portion of the Company’s senior debt. In addition this debt reduction, this realignment will allow us to focus on our EDI and Laboratory Communications businesses.
     Advanced Technology
     Our customers increasingly expect technology to address their business issues and healthcare companies are responding with more advanced solutions. We believe we are a leader in this arena with our Phoenix transaction processing platform. We created Phoenix more than five years ago with multiple processing engines that can be monitored and programmed throughout all areas of our business. It handles real-time transactions which generate results in seconds, as well as the more traditional batch transactions for providers and payers who are not ready for real-time. Most of our competition still uses multiple processing systems that can only handle batch transactions.

     Between 1997 and 2006, we acquired nine companies, each with its own technology systems. In 2006, we began moving all transactions to Phoenix and completed this migration by early 2007. Phoenix currently operates at approximately 50 percent of capacity, meaning we are in a position to increase the scale of new business without the added expense of building out our technology. Using Phoenix for all our transactions also means data can be more easily accessed, collected and analyzed as it is in a single repository.
     In addition to maximizing the benefits of Phoenix, our financial strategy in technology is to add value to our existing products while adding new solutions to our offerings. Some examples include:
.	Providers want medical laboratory results to be automatically merged with their patient’s Electronic Medical Records (“EMR”) rather than having to manually transfer information from a lab report. In March 2006, we announced that our Pilot device was being used to bridge laboratory report data to a resident EMR application.

.	The November 7, 2006, issue of USA Today said fraud is estimated to account for 3% to 10% of the nation’s $2trillion health care spending tab. Several companies have launched fraud detection software to mine claim data for suspicious patterns. We are exploring a potential marketing campaign for our fraud detection component of our claims processing in 2008.
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
     A plan to cut Medicare payments in 2007 was deterred by Congress; however rate cuts may take effect in 2008. In the next eight years, Medicare physician payments are slated to be cut by approximately 40 percent, while practice costs increase nearly 20 percent, according to the American Medical Association.
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
     Our strategy, in light of this, is to add new products that further automate and strengthen providers’ revenue cycle processes and further integrate the administrative and financial capabilities of a payer’s real-time adjudication program.
     Increased Demand for Data and Analytics
     Our customers’ reactions to the premium services on myMedAvant indicate that there can be considerable value in the business intelligence we provide related to the transactions we process. We believe that providing actionable data and related products and services is an untapped, yet desirable, demand that we believe we can meet. During 2007, we completed several data projects for our customers and we expect to continue these efforts into 2008.
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
      Revenue Recognition — Revenue is derived from our Transaction Services and Laboratory Communication Solutions segments.
     Our Transaction Services segment provides transaction and value-added services principally between health care providers, insurance companies, physicians and pharmacies. Such transactions and services include electronic claims submission and reporting, insurance eligibility verification, claims status inquiries, referral management, electronic remittance advice, patient statement processing, encounters and cost savings services for payers including claims re-pricing and bill negotiation. Through our Laboratory Communication Solutions segment, we sell, rent and service intelligent remote reporting devices and provide lab results reporting through our software products.
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
     During 2007, revenue from operating a PPO in our Transaction Services segment was recognized when the services were performed and were recorded net of their estimated allowance. These revenues are primarily in the form of fees generated from the discounts we secure for the payers that access our provider network. We entered into agreements with healthcare payer customers that required them to pay a percentage of the cost savings generated from our network discounts with participating providers. These agreements were generally terminable upon 90 days notice. Revenue from a percentage of savings contract was generally recognized when the related claims processing and administrative services had been performed. The remainder of the revenue from our PPO business was recognized monthly from customers that paid a monthly fee based on eligible employees enrolled in a benefit plan covered by our health benefits payers’ clients.
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
      Goodwill — The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. Under SFAS No. 142, goodwill must be reviewed at least annually for impairment and between annual tests in certain circumstances. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a “fair value” methodology. During 2007 we performed two interim tests and completed our most recent annual test as of December 31, 2007. The interim tests and the December 31, 2007 analysis utilized cash-flow based market comparables in assessing fair value for our goodwill impairment testing and we concluded that there was impairment of our goodwill. Accordingly, we recorded the impairment charges described here and in our audited financial statements during 2007.
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
      Reserve for Doubtful Accounts/Revenue Allowances/Bad Debt Estimates — We rely on estimates to determine revenue allowances, bad debt expense and the adequacy of the reserve for doubtful accounts receivable. These estimates are based on our historical experience and the industry in which we operate. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. Additionally, in our PPO business, we evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize revenue reserves based on past write-off history, average percentage of receivables written off historically and the length of time the receivables are past due. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for losses. As part of this process, the Company revised its estimates of revenue allowances within our PPO business at various times during 2007 to reflect changes in historical collections due to changes in customer mix and service offerings. In addition, as discussed below, the Company wrote off approximately $1.7 million of accounts receivable from certain customers that management determined were uncollectible during the year ended December 31, 2007.
Results of Operations
Year Ended December 31, 2007, Compared to Year Ended December 31, 2006
     Net Revenues. Consolidated net revenues for 2007 decreased $11.3 million, or 17%, to $54.1 million from consolidated net revenues of $65.5 million in 2006. Net revenues classified by our reportable segments are as follows:

	2007	2006
	(In thousands)
Transaction Services	$45,922	$53,983

Laboratory Communication Solutions	8,201	11,479

	$54,123	$65,462
     Net revenues in our Transaction Services segment for 2007 decreased by $8.1 million, or 15%, as compared to 2006. There were three components accounting for this decrease. Reductions or eliminations of certain products that we determined were not profitable or were not part of our future strategy accounted for $1.6 million of the decrease and included patient statements, Planserv and Payerserv as well an outsourcing arrangement. Declining realization rates in our PPO business that we sold in February 2008 contributed $1.2 million to the decline. The remaining $5.9 million decrease in revenue is a result of lost customer volumes due to pricing pressures, increased direct customer connectivity to payers, which was partially offset by additional revenue of $0.6 million due to our acquisition of MRL.
     In 2007, approximately 85% of our consolidated revenues came from our Transaction Services segment compared to 82% from this segment in 2006.
     Laboratory Communication Solutions segment net revenues decreased by $3.3 million, or 29%, as compared to 2006. This decrease is primarily related to the downturn in business in one of our largest customers. We do not expect revenues to reverse the declining trends which we have experienced during the year 2007. Revenue declines are likely as a result of continued competitive pressures which may affect pricing, revenues and cash flows.
     Cost of Sales. Consolidated cost of sales decreased as a percentage of net revenues to 28% in 2007, from 30% in2006. Cost of sales classified by our reportable segments are as follows:

	2007	2006
	(In thousands)
Transaction Services	$10,953	$13,658

Laboratory Communication Solutions	3,998	5,675

	$14,951	$19,333
     Cost of sales in our Transaction Services segment consists of EDI transaction fees, provider network access fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, and revenue sharing arrangements with our business partners. Cost of sales decreased $2.7 million, or 20%, in 2007 as compared to 2006, directly associated with the revenue decreases for this segment. Cost of sales as a percentage of segment net revenues decreased from 25% in 2006, to 24% in 2007. Gross margins on Transaction Services increased from 75% in 2006, to 76% in 2007.
     Cost of sales in our Laboratory Communication Solutions segment includes hardware, third party software, consumable materials, direct manufacturing labor, and indirect manufacturing overhead. Cost of sales for this segment decreased by $1.7 million, or 30%, as compared to 2006. Cost of sales as a percentage of revenues in this segment remained steady at 49% for both periods.

     Selling, General and Administrative Expenses. Consolidated SG&A decreased $1.4 million in 2007 to $40.4 million, as compared to $41.8 million in 2006. Consolidated SG&A expenses as a percentage of consolidated revenues increased to 75% in 2007, from 64% in 2006 as the rate of decline in revenues was greater than the rate at which we were able to reduce selling, general and administrative expenses. SG&A expenses classified by our reportable segments are as follows:

	2007	2006
	(In thousands)
Transaction Services	$38,169	$39,140

Laboratory Communication Solutions	2,182	2,647

	$40,351	$41,787
     Transaction Services segment SG&A expenses for the year ended December 31, 2007 decreased $1.0 million, or 3%, to $38.2 million, compared to $39.1 million in 2006. This decrease is primarily due to lower personnel costs of $2.5 million, lower bonus expense of $1.7 million, offset by higher temporary labor and consulting expense of $0.5 million and a one time charge of $1.7 million to the provision for doubtful accounts due to uncollectible amounts from certain customers in the PPO business. Additional offsetting costs were reduced capitalized labor for 2007 of $0.6 million due to the elimination or completion of software development projects.
     Laboratory Communication Solutions segment SG&A expenses for 2007 decreased $0.5 million, or 18%, to $2.2 million, compared to $2.7 million in 2006. Most of that decrease is attributable to lower payroll expenses ($0.4 million).
     Depreciation and Amortization. Consolidated depreciation and amortization expense decreased by $1.0 million to $6.4 million in 2007 from $7.4 million in 2006. Depreciation and amortization classified by our reportable segments are as follows:

	2007	2006
	(In thousands)
Transaction Services	$6,126	$7,076

Laboratory Communication Solutions	291	303

	$6,417	$7,379
     This decrease is primarily the result of the impairment charges against certain intangible assets recorded in the first quarter of 2007.
     Litigation settlement. There were no litigation settlements accrued or expensed pertaining to the year ended December 31, 2007. As of December 31, 2006, we accrued $0.3 million, which is the loss net of insurance reimbursement related to the settlement of our name change dispute. We dispute the existence of this settlement agreement at this time, but accrued the expense due to the uncertain nature of the litigation. Additionally, we settled a non-compete agreement suit for approximately $0.1 million. These amounts are recorded in our Transaction Services segment for the fiscal year 2006.
     Write-off of impaired assets. As a result of the Company’s continuing revenue and stock price declines, during the first quarter of 2007, the Company performed an interim goodwill impairment test as of March 31, 2007. In accordance with the provisions of SFAS No. 142, the Company used a discounted cash flow analysis which indicated that the book value of the Transaction Services segment exceeded its estimated fair value and that goodwill impairment had occurred. In addition, as a result of the goodwill analysis, the Company assessed whether there had been an impairment of the Company’s long-lived assets in accordance with SFAS No. 144. This impairment analysis indicated that the carrying value of certain finite-lived intangible assets was greater than their expected undiscounted future cash flows. Therefore, the Company concluded that these intangible assets were impaired and adjusted the carrying value of these assets to fair value. Accordingly, the Company recorded a non-cash impairment charge of $19.4 million for the three months ended March 31, 2007 in its Transaction Services Segment. This charge included a $12.5 million impairment of goodwill and a $6.9 million impairment of certain other intangibles. As a result of the Company’s continuing revenue declines during the third quarter of 2007, the Company also performed an interim goodwill impairment test as of September 30, 2007. In accordance with the provisions of SFAS No. 142, the Company used a discounted cash flow analysis which indicated that the book value of the Laboratory Communications segment exceeded its estimated fair value and that goodwill impairment had occurred. In addition, as a result of the goodwill analysis, the Company assessed whether there had been an impairment of the Company’s long-lived assets in accordance with SFAS No. 144. This impairment analysis indicated that the carrying value of certain finite-lived intangible assets was less than their expected undiscounted future cash flows. Therefore, the Company concluded that these intangible assets were not impaired as of September 30, 2007. Accordingly, the Company recorded a non-cash impairment charge of $2.1 million in its Laboratory Communications segment. No impairment charges were incurred or recognized during 2006.
     Operating Income (Loss). As a result of the foregoing, the consolidated operating loss in 2007 was ($29.1) million compared to an operating loss of ($3.4) million in 2006. The 2007 operating loss would have been ($7.2) million without the impairment noted above as compared to ($3.4) during 2006. Operating losses classified by our reportable segments are as follows:

	2007	2006
	(In thousands)
Transaction Services	$(28,691)	$(6,210)

Laboratory Communication Solutions	(382)	2,840

	$(29,073)	$(3,370)
     Interest Expense, net. Consolidated net interest expense for 2007 was $7.7 million compared to $3.2 million for 2006. This increase in expense is primarily due to higher effective interest charges on our Laurus debt facility and increased borrowings. In addition, 2007 interest expense also includes $2.5 million in accelerated amortization of deferred financing costs related to the Laurus debt.
     Net Loss. As a result of the foregoing, our consolidated net loss in 2007 was ($36.8) million compared to our consolidated net loss of ($6.6) million in 2006.
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
     Transaction Services segment SG&A expenses for the year ended December 31, 2006 decreased $6.2 million, or 14%, to$39.1 million, compared to $45.3 million in 2005. This decrease is attributable to lower payroll expenses ($6.0 million), lower commissions ($0.5 million), lower rent ($0.5 million) and lower recruiting expenses ($0.4) as compared to 2005. This decrease is significantly driven by the drop in our employee count, from 401 at December 31, 2005, compared to 340 as of December 31, 2006. These reductions were partially offset by increased bonus expense ($1.7 million), and stock option expenses ($0.9 million) related to our adoption of SFAS No. 123R. The 2006 bonus was based upon the achievement of companywide goals.
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

     Litigation settlement. As of December 31, 2006, we accrued $0.3 million, which is the loss net of insurance reimbursement related to the settlement of our name change dispute. We dispute the existence of this settlement agreement at this time, but accrued the expense due to the uncertain nature of the litigation. Additionally, we settled a non-compete agreement suit for approximately $0.1 million. These amounts are recorded in our Transaction Services segment for the fiscal year 2006. There were no litigation settlements accrued in 2005.
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
Liquidity, Capital Resources and Financial Position
     Over the last several years we have experienced declining revenues, recurring losses from operations and have limitations on our access to capital. Our working capital deficit was approximately $30.1 million and our accumulated deficit was approximately $252.7 million at December 31, 2007. At December 31, 2006 the Company’s working capital deficit was approximately $7.6 million and the accumulated deficit was approximately $216.0 million. We had availability under our revolving credit facility and related amendments of approximately $1.7 million at December 31, 2007 and approximately $.3 million as of April 4, 2008.
          We closely monitor our liquidity, capital resources and financial position on an ongoing basis, and have undertaken a variety of initiatives in an effort to improve the Company’s liquidity position. For example, during the second quarter of 2007, we reduced our headcount and during the second half of 2007, we have experienced attrition in our workforce as not all vacated positions have been re-filled. The result is that we have further reduced our labor and payroll expenses but do not believe that this additional reduction in workforce size has had a material adverse effect on our service levels; we continue to find ways to operate more efficiently.
          Simultaneous with its expense management efforts, the Company has been continually evaluating and pursuing strategic transactions, such as the sale of our pharmacy transaction business that occurred on April 30, 2007. On February 1, 2008, we closed on the previously announced NPPN transaction. Of the approximate $20.5 million net proceeds, $16.5 million was allocated to reduce Laurus senior debt and the remaining $4.0 million was used to retire other liabilities or pay transaction related expenses. We continue to review all our strategic options.
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
          On February 11, 2008, we executed a Waiver and Amendment Agreement to the Security and Purchase Agreement with Laurus dated December 6, 2005 (“the February Amendment”). As described elsewhere in this filing, the maximum available amount under the Loan Agreement has been reduced from $18,000,000 to: (i) for the period commencing on February 7, 2008 through and including February 29, 2008, $5,200,000, (ii) for the period commencing on March 1, 2008 through and including March 15, 2008, $5,700,000, and (iii) for the period commencing on March 16, 2008 through and including April 30, 2008, $6,200,000; provided, however, that in the event a Budget Violation (defined below) occurs during any such period of time, the maximum amount available under the Loan Agreement shall automatically become $5,200,000 for the duration of the term of the loan. The parties acknowledged and agreed that as of February 4, 2008, an aggregate principal amount of $4,059,115.17 was outstanding under the Loan Agreement. In addition, the Loan Agreement was amended such that interest shall accrue on the outstanding principal amount at a rate of 12% per annum calculated based on a 360 day year and payable monthly, in arrears, commencing on March 1, 2008, and on the first business day of each consecutive calendar month thereafter until April 30, 2008 at which time all outstanding principal and accrued but unpaid interest shall become due and payable. We are currently in discussions with Laurus and exploring alternatives to restructure or refinance this debt, but there can be no assurances that we will be able to achieve such a restructuring or refinancing.
          In addition, pursuant to the February Amendment, Laurus waived its rights under the Loan Agreement with respect to the existing default under the Loan Agreement, and the Company released Laurus and certain related parties from any claims the Company may have against such released parties related to acts or omissions of Laurus or such related parties prior to the date of the February Amendment. Further, (i) in consideration for the partial reduction of the maximum available amount under the Loan Agreement prior to the expiration of the revolving loan term, the Company has paid Laurus a one time fee equal to $472,000, and (ii) pursuant to the terms of the Loan Agreement, the Company also paid Laurus a one time term note termination fee of $455,357. As a result of the amended terms of the Revolving Credit Facility, the Company’s available sources of liquidity have been partially diminished.
     As a result of these items, including the December 2008 maturity of $13.1 million of convertible debt, our independent registered public accounting firm has issued a going concern opinion with respect to our consolidated financial statements for the year ended December 31, 2007.
     We have cash flows from (used in) operations, providing a source of funds ranging between ($0.1) million and $5.2 million per year over the past three years. We provide for additional liquidity through two sources: our current cash balance and access to our credit facilities. (See Note 9 (a), “Debt Obligations,” for additional information). The table below provides a summary of these major sources of liquidity for the years 2005 through 2007. The drop in cash from operations in the last few years is due to a drop in revenue partially offset by a decrease in both cost of sales and SG&A costs.

(Dollars in millions)	2007	2006	2005
Net cash (used in) from operating activities	$(0.0)	$(0.1)	$5.2
Cash-on-Hand	$1.4	$0.7	$5.5
     We prepare our consolidated statement of cash flows in accordance with SFAS No. 95, “Statement of Cash Flows,” and we highlight causes and events underlying sources and uses of cash in that format. The following narrative is a further explanation of our sources and uses of cash and cash equivalents.
     During the years ended December 31, 2007 and 2006, net cash used in operating activities totaled ($0.0) million and ($0.1) million, respectively. Although cash used in operations was relatively stable year over year, we did experience operating fluctuations in accounts receivable and accounts payable that held cash used in operations at the same relative level.
     Cash used in investing activities for the years ended December 31, 2007 and 2006, totaled $0.5 million and $5.5 million, respectively. The 2007 amounts relate primarily to capital expenditure and capitalized software development and the 2006 amounts relate primarily to the acquisitions of Zenecks and MRL ($3.3 million). In addition, 2006 investing activities include the funding of capital expenditures for our technical infrastructure, administrative systems and capitalization of internally developed software of $2.3 million. The 2006 capital expenditures relate to our efforts to consolidate all of our technology platforms under Phoenix and to build-out our back-up center in Richardson, Texas.
     Cash provided by financing activities for the year ended December 31, 2007, totaled $1.3 million and cash used in financing activities for the year ended December 31, 2006, totaled $0.7 million. The 2007 amounts consist primarily of our net increases in notes payable and lines of credit ($42.1 million), and new debt draw downs of $43.4 million, primarily against our revolving line of credit.
     We had cash and cash equivalents totaling $1.4 million as of December 31, 2007, compared to $0.7 million at December 31, 2006. The increase in cash is related to timing between cash sweeps against our revolving line of credit.
     We currently do not have any material commitments for any capital expenditures.
     The following table represents our contractual cash obligations due over the next several years as of December 31, 2007. Operating leases are shown net of any sublease agreements.

	2008	2009	2010	2011	2012
	(In thousands)
Interest on convertible notes (1)	$525	$—	$—	$—	$—

Interest on senior and other debt	1,809	1,696	1,584	1,532	—

Convertible notes (1)	13,137		—	—	—

Senior debt	1,071	1,071	982	—	—

Revolving credit line (4)	14,847	—	—	—	—

Notes payable (2)	895	—	—	—	—

Litigation settlements (3)	250	—	—	—	—

Capital lease obligations (2)	891	474	51	—	—

Operating leases	1,421	1,290	556	79	29

TOTAL	$35,846	$4,531	$3,173	$1,611	$29

(1)	Assumes no conversion of convertible notes; notes mature in December 2008 and are classified as current

(2)	Includes principal and interest

(3)	Net of insurance reimbursement

(4)	Revolving credit line is categorized as current due to the subjective acceleration clause and lockbox arrangement with our senior lender
     We have to fund the liquidation of the convertible notes during December 2008, and we believe that we will have to seek refinancing and/or a restructuring of these notes before their maturity in December 2008. We are currently in discussions with our lenders and exploring alternatives to restructure or refinance this debt, but if we are unable to restructure or obtain additional funding to repay or refinance our senior and subordinated debt prior to maturity, the lenders could foreclose and take certain other action against us. The effect on our operations and stock price could be significantly negative and we may be unable to continue as a going concern. The balance of the Revolving Credit Facility, which becomes due on April 30, 2008, is approximately $5.9 million as of March 31, 2008 and we believe that we will also have to seek refinancing or restructuring of this obligation before it comes due as well. We have not yet identified any possible refinancing source.
     We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, as defined under the rules of SEC Release No. FR-67.
     The Company’s independent registered public accounting firm has issued a going concern opinion with respect to the Company’s consolidated financial statements for the year ended December 31, 2007. Specifically, the independent public accountants have stated that because the Company has, among other factors, experienced recurring losses from operations and limited access to additional capital they have substantial doubts about its ability to continue as a going concern. We believe that if we are not successful in increasing revenues, reducing costs, obtaining additional financing and/or restructuring existing debt obligations, such inability may adversely impact our ability to successfully execute our business plan and may put us at a competitive disadvantage. The Company is continuing its efforts to reduce debt levels through asset dispositions such as NPPN, reduce costs and increase revenue through its new product launches and expanded relationships with certain customers. However, if these efforts are not successful or if we cannot raise additional capital, we may have to suspend or cease operations, or significantly dilute our stockholders’ equity holdings.
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
          The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement
          The Company files income tax returns in the U.S. federal and several state jurisdictions. We believe that the Company is no longer subject to U.S. federal and state income tax examinations for years before 2003.
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
          In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations”, which is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and replaces SFAS 14, which was issued in June 2001. The objective of this SFAS 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and, c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is currently in the process of reviewing this guidance to determine its impact on its consolidated financial position and results of operations.
Forward-Looking Statements
Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995
     Statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements present our expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning. In particular, these include statements relating to: our ability to refinance our existing debt, our ability to identify suitable acquisition candidates; our successful integration of any other future acquisitions; our ability to successfully develop, market, sell, cross-sell, install and upgrade our clinical and financial transaction services and applications to new and current physicians, payers, medical laboratories and pharmacies; our ability to compete effectively on price and support services; our ability to increase revenues and revenue opportunities; and our ability to meet expectations regarding future capital needs and the availability of credit and other financing sources.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          On December 18, 2007 Deloitte & Touche (“Deloitte”) notified us that it had resigned as the Company’s independent registered public accounting firm.
          On January 28, 2008, the Company engaged UHY LLP (“UHY”) as its new independent registered public accounting firm for the fiscal year ended December 31, 2007, which engagement was effective immediately.
          We have not had any disagreements with Deloitte on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to Deloitte’s satisfaction would have caused Deloitte to make reference to the subject matter thereof in connection with its report, during our two most recent fiscal years or any later interim period. In addition, we have not had any such disagreements with UHY.
          Deloitte’s report on our audited consolidated financial statements for the fiscal year ended December 31, 2006 contained a going concern opinion regarding the Company. In addition, UHY’s report on our audited consolidated financial statements for the fiscal year ended December 31, 2007 contains a going concern opinion regarding the Company.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management, under the supervision and with the participation of the our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of December 31, 2007, which is the end of the period covered by this report. Management has concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control
     There have been no changes to our internal control over financial reporting that occurred during the fourth quarter of 2007, or subsequently, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Management uses the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (“COSO”), to evaluate the effectiveness of our internal control over financial reporting. Management assessed our internal control over financial reporting using this framework as of the end of our most recently completed fiscal year. Based on our evaluation, we conclude that our internal control over financial reporting as of December 31, 2007, was effective. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
     None.

PART III
     The information required in Item 10 (Directors, Executive Officers and Corporate Governance) with the exception of the information required by Item 401 of Regulation of S-K, Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships, Director Independence and Related Transactions), and Item 14 (Principal Accountant Fees and Services) is incorporated by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC.
     Our directors and executive officers are as follows:

Name	Age	Position
Eric D. Arnson	36	Chief Revenue Officer

Edwin M. Cooperman (2) (3)	64	Director

Peter E. Fleming, III	50	Interim Chief Executive Officer and Director

Lonnie W. Hardin	53	President and Chief Operating Officer

Gerard M. Hayden, Jr.	53	Executive Vice President, Chief Financial Officer & Treasurer

James Hudak (1) (2) (4)	60	Chairman of the Board

Adnane Khalil	39	Executive Vice President, Technology

Allison W. Myers	30	Executive Vice President, Human Resources

Samuel R. Schwartz (1) (3)	58	Director

Teresa D. Stubbs	49	Executive Vice President, Marketing and Corporate Communications

Eugene R. Terry (1) (3)	69	Director

(1)	Member of the Audit Committee. Mr. Schwartz is currently the Chairman.

(2)	Member of the Compensation Committee. Mr. Cooperman is currently the Chairman.

(3)	Member of the Nominating Committee. Mr. Terry is currently the Chairman.

(4)	Appointed chairman in February, 2007.
     Eric D. Arnson, who was promoted to Chief Revenue Officer on February 28, 2008, joined us in December 1998 in conjunction with our acquisition of Key Communications Service, Inc. Mr. Arnson served as our Vice President and General Manager of Lab Services from January 2003 to August 2005. From August 2005 through February 2008, he served as our Executive Vice President, Product Management, and in October 2006 added Business Development to his responsibilities. From 1998 to 2003, Mr. Arnson held a number of positions within MedAvant including Product Manager, Vice President of Corporate Marketing and Vice President of Operations for Laboratory Services. Mr. Arnson holds a bachelor’s degree in marketing from the Indiana University School of Business.
     Edwin M. Cooperman has served as a director of the Company since July 2000. He is a principal of T.C. Solutions, a privately-held investment and financial services consulting firm. Previously, Mr. Cooperman was Chairman of the Travelers Bank Group and Executive Vice President, Travelers Group, where he was responsible for strategic marketing, the integration of Travelers brands and products, joint and cross marketing efforts and corporate identity strategies, as well as expanding the Travelers Bank Group’s credit card portfolios. After joining Travelers in 1991, Mr. Cooperman became Chairman and CEO of Primerica Financial Services Group, which comprises Primerica Financial Services, Benefit Life Insurance Company and Primerica Financial Services Canada. Previous to this, Mr. Cooperman served at American Express where he became Chairman and Co-Chief Executive of Travel Related Services, North America. Mr. Cooperman also serves as a Foundation Board Member of the Ohio State University and as a member of the Board of Queens College of the City University of New York.
     Peter E. Fleming, III was promoted to Interim Chief Executive Officer and Director on February 28, 2008. He joined MedAvant in June 2006, as Executive Vice President and General Counsel. Mr. Fleming previously was counsel to the firm and a member of the litigation group at Curtis, Mallet-Prevost, Colt & Mosle LLP. Mr. Fleming is a former Assistant District Attorney for the City of New York and in private practice has participated in internal investigations and litigation related to a variety of compliance matters. In addition, he has counseled emerging growth companies and members of the private equity community by assisting both groups in their efforts to define, finance and grow their interests. He is admitted to the bars of New York, Connecticut and Pennsylvania, and to the U.S. District Court in the Districts of Connecticut, the Middle District of Florida and the Southern District of New York. He is an editor for the Law and Policy in International Business Journal. He received his bachelor’s degree from the University of Vermont in 1980 and his juris doctor from Georgetown University Law Center in 1985.
     Lonnie W. Hardin joined us in November 1997 in connection with our acquisition of US Health Data Interchange, Inc. Mr. Hardin was promoted to President and Chief Operating Officer on February 28, 2008. From November 2005 to February 2008, he served as Executive Vice President, Operations, and from October 2000 until November 2005, he served as Senior Vice President of Payer Services. From November 1997 to October 2000, Mr. Hardin served as the Senior Vice President of Field Claims Operations. Prior to joining us, Mr. Hardin was employed by US Health Data Interchange, Inc. from 1991 through 1997, during which time he held the positions of Vice President — Sales/Marketing and General Manager. Mr. Hardin is currently on the Board of Directors for the Electronic Healthcare Network Accreditation Commission (EHNAC) and works on various workgroups with the Workgroup for Electronic Data Interchange (WEDI).
     Gerard M. Hayden, Jr. became Chief Financial Officer in April 2007. Before becoming Chief Financial Officer, Mr. Hayden was an independent consultant from 2005 to 2007. From 2001 to 2005, he was Chief Financial Officer for Private Business, Inc, a NASDAQ traded company offering financial services to small businesses and community banks. Between 1998 and 2001, Mr. Hayden was Executive Vice President and Chief Financial Officer for Covation, an application service provider of financial risk management software to healthcare providers. Mr. Hayden is also a member of the board of directors of HealthStream, Inc. (NASDAQ: HSTM), a company that provides innovative research and learning services to healthcare organizations. He received a bachelor’s degree from the University of Notre Dame in 1976 and a masters of science degree from Northeastern University in 1977.
     James B. Hudak joined the MedAvant Board of Directors in June 2006, the same month he retired as Chief Executive Officer of Behavioral Solutions, a $1.2 billion business segment of UnitedHealth Group. He was CEO of UnitedHealth Technologies from 1999 to 2003. Prior to UnitedHealth, Mr. Hudak spent 19 years at Accenture, formerly Andersen Consulting, where he rose to the position of global managing partner of the healthcare practice. He earned his bachelor’s degree in economics from Yale University and master’s degree in public policy from the University of Michigan where he chairs the Committee for the Gerald R. Ford School of Public Policy.
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
     Samuel R. Schwartz, CPA, was appointed as a director in June 2006 and serves as the Chairman of the Audit Committee and a member of the Nominating Committee. He is currently Senior Vice President, Chief Accounting Officer and Corporate Controller at Teradata Corporation, a publicly traded company and global leader in data warehousing and analytic technologies. Between 1998 and 2007, he served most recently as Senior Vice President, Chief Accounting Officer and Controller at CheckFree Corporation and before that as Vice President, Chief Accounting Officer and Controller at Serologicals Corporation, both formerly public companies. Prior to 1998, he spent seven years as CEO of a private manufacturing and distribution company and sixteen years in public accounting with Coopers & Lybrand, L.L.P., the last five years as an audit partner. Mr. Schwartz received his bachelor’s of science degree in industrial management from Georgia Tech and master’s of business administration from Georgia State University.
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
     Eugene R. Terry was appointed as a director in August 1995. Mr. Terry is a pharmacist and is a Principal of T.C. Solutions, a privately-held investment and financial services consulting firm. Mr. Terry currently is a director of HCM, a prescription auditing firm as well as a Principal and Director of AHT a healthcare capital and consulting firm. From 2004 to 2007, Mr. Terry served as a Director and Consultant to MSO Medical. From December 2001 through 2003, Mr. Terry was Director and Interim Chairman of Medical Nutrition. In 2001, Mr. Terry was a Director on the Board of In-Home Health, a Home Healthcare Company acquired by Manor Care, Inc. Since 2004, he has served as a Director and Consultant for MSO Medical, a bariatric surgery management company. In 1971, Mr. Terry founded Home Nutritional Support, Inc., (“HNSI”), one of the first companies established in the home infusion industry. In 1984, HNSI was sold to Healthdyne, Inc., and later to the W.R. Grace Group. From 1975 to 1984, Mr. Terry was also founder and Chief Executive Officer of Paramedical Specialties, Inc., a respiratory and durable medical equipment company, which was also sold to Healthdyne, Inc.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
(a)	(1)	The following consolidated financial statements are included in Part II, Item 8:

		Reports of Independent Registered Public Accounting Firms	F-2, F-3

		Consolidated Balance Sheets — December 31, 2007 and 2006	F-4

		Consolidated Statements of Operations — Years Ended December 31, 2007, 2006 and 2005	F-5

		Consolidated Statements of Stockholders’ Equity (Deficit) — Years Ended December 31, 2007, 2006 and 2005	F-6

		Consolidated Statements of Cash Flows — Years Ended December 31, 2007, 2006 and 2005	F-7

		Notes to Consolidated Financial Statements	F-8

	(2)	The following schedule for the years 2007, 2006 and 2005 is submitted herewith:

		Schedule II — Valuation and Qualifying Accounts — Years Ended December 31, 2007, 2006 and 2005	F-33

	(3)	Exhibits required to be filed by Item 601 of Regulation S-K as exhibits to this Report are listed in the Exhibit Index appearing on pages 40 through 44

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROXYMED, INC.
By:	/s/ Peter E. Fleming, III
Peter E. Fleming, III
Interim Chief Executive Officer

Dated: April 15, 2008
     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter E. Fleming III	Director, Interim Chief Executive Officer	April 15, 2008
Peter E. Fleming, III	(Principal Executive Officer )

/s/ Gerard M. Hayden, Jr.	Chief Financial Officer	April 15, 2008
Gerard M. Hayden, Jr.	(Principal Financial and Accounting Officer )

/s/ James Hudak	Chairman of the Board	April 15, 2008
James Hudak

/s/ Edwin M. Cooperman	Director	April 15, 2008
Edwin M. Cooperman

/s/ Eugene R. Terry	Director	April 15, 2008
Eugene R. Terry

/s/ Samuel R. Schwartz	Director	April 15, 2008
Samuel R. Schwartz

EXHIBIT INDEX

Exhibit
No.	Description
2 .1	Agreement and Plan of Merger, dated as of December 5, 2003, by and among the Registrant, Planet Acquisition Corp. and PlanVista Corporation (incorporated by reference to Annex A of the Registration Statement on Form S-4, File No. 333-111024).

2 .2	Agreement and Plan of Merger and Reorganization, dated December 31, 2002, between ProxyMed, Inc., Davie Acquisition Corp., and MedUnite Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated December 31, 2002).

2 .3	Asset Purchase Agreement, dated July 30, 2002, between ProxyMed, Inc., and MDIP, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated July 31, 2002).

2 .4	Stock Purchase Agreement, dated May 6, 2002, between ProxyMed, Inc., and KenCom Communications & Services, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K File No. 000-22052, reporting an event dated May 6, 2002).

2 .5	Stock and Warrant Purchase Agreement between ProxyMed, Inc., and General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co., KG and GapStar, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 000-22052, reporting an event dated March 26, 2002).

2 .6	Asset Purchase Agreement, dated June 28, 2004, between ProxyMed, Inc., and Key Communications Services, Inc., and Key Electronics, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated July 30, 2004).

3 .1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

3 .2	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).

3 .3	Articles of Amendment to Restated Articles of Incorporation of the Registrant dated March 1, 2004 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 000-22052, reporting an event dated March 2, 2004).

3 .4	Articles of Amendment to Articles of Incorporation of the Registrant dated May 22, 2002 (incorporated by reference to Exhibit 3.4 of Form 10-K for the period ended December 31, 2003).

3 .5	Articles of Amendment to Articles of Incorporation of the Registrant dated December 21, 2001 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 000-22052, reporting an event dated December 13, 2001).

3 .6	Articles of Amendment to Articles of Incorporation of the Registrant dated August 21, 2001 (incorporated by reference to Exhibit 2.2 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).

3 .7	Articles of Amendment to Articles of Incorporation of the Registrant dated July 25, 2001 (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 000-22052, reporting an event dated August 17, 2001).

3 .8	Articles of Amendment to Articles of Incorporation of the Registrant dated July 7, 2000 (incorporated by reference to Exhibit 3.8 of Form 10-K for the period ended December 31, 2003).

3 .9	Articles of Amendment to Articles of Incorporation of the Registrant dated June 15, 2000 (incorporated by reference to Exhibit 3.4 of Form 10-Q/A for the period ended June 30, 2000).

4.1	Form of 7% Promissory Note, dated October 10, 2006, issued in connection with the Purchase Agreement, October 5, 2006 by and among ProxyMed, Inc., on the one hand, and Medical Resource, LLC, a Delaware limited liability company (“MRL”), all of the members of MRL (the “MRL Members”), National Provider Network, Inc., a Delaware corporation (“NPN”), the sole stockholder of NPN, Residential Health Care, Inc., a New Jersey corporation (“RHC”) and all of the shareholders of RHC, on the other hand (incorporated by reference to Exhibit 4.7 of Form 10-Q for the period ended September 30, 2006).

Exhibit
No.	Description
10.1	Amended and Restated Registration Rights Agreement, dated March 2, 2004, among the Registrant, General Atlantic Partners 77, L.P., General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, GapStar, LLC, GAPCO GmbH & Co. KG, PVC Funding Partners, LLC, ComVest Venture Partners, L.P., Shea Ventures, LLC, and Robert Priddy (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 000-22052, reporting an event dated March 2, 2004).

10.2	Stock Purchase Agreement, dated as of December 5, 2003, among the Registrant, General Atlantic Partners 77, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG, PVC Funding Partners, LLC, ComVest Venture Partners, L.P., Shea Ventures, LLC, and Robert Priddy (incorporated by reference to Exhibit 2.2 of the Registration Statement on Form S-4, File No. 333-111024).

10.3	Registration Rights Agreement, dated April 5, 2002, among the Registrant General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. KG (incorporated by reference to Exhibit 10.3 of Form 8-K, File No. 000-22052, reporting an event dated March 29, 2002).

10.4	Registration Rights Agreement, dated December 31, 2002, among ProxyMed, Inc., and the holders of the 4% Convertible Promissory Notes (incorporated by reference to Exhibit 10.2 of Form 8-K, File No. 000-22052, reporting an event dated December 31, 2002).

10.5	Form of Indemnification Agreement for all Officers and Directors adopted May 22, 2002 (incorporated by reference to Exhibit 10.55 of Form 10-K for the period ended December 31, 2002).

10.6	Registration Rights Agreement, dated May 6, 2002, between ProxyMed, Inc., and Deborah M. Kennedy and Colleen Phillips-Norton (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 000-22052, reporting an event dated May 6, 2002).

10.7	Registration Rights Agreement between ProxyMed, Inc., and General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, and GAPCO GmbH & Co. KG (incorporated by reference to Exhibit 10.3 of Form 8-K, File No. 000-22052, reporting an event dated March 26, 2002).

10.8	Employment Agreement between ProxyMed, Inc. and Lonnie W. Hardin, dated March 29, 2001, (incorporated by reference to Exhibit 10.1 of Form 10-Q for the period ended March 31, 2001).*

10.9	Purchase Agreement, dated June 27, 1997, by and between the Company and Walgreen Co. (incorporated by reference to Exhibit 10.41 of Form 10-K for the period ended December 31, 2004).

10.10	2006 Outside Director Stock Option Plan (incorporated by reference to Appendix D of the Proxy Statement filed on April 21, 2006).

10.11	2002 Stock Option Plan, as amended, as restated effective April 18, 2006 (incorporated by reference to Appendix C of the Proxy Statement filed on April 21, 2006).

10.14	2002 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.23 of Form 10-K for the period ended December 31, 2003).*

10.15	2001 Stock Option Plan (incorporated by reference to Exhibit B of the Proxy Statement filed on June 22, 2001).*

10.16	2000 Stock Option Plan (incorporated by reference to Exhibit B of the Proxy Statement filed on June 12, 2000).*

10.17	2001/2 Stock Option Plan (incorporated by reference to Exhibit C of the Proxy Statement filed on June 12, 2000).*

10.18	1997 Stock Option Plan (incorporated by reference to Exhibit A of the Proxy Statement filed on May 6, 1997).*

10.19	Amended 1993 Stock Option Plan (incorporated by reference to Exhibit A of ProxyMed’s Proxy Statement for its 1994 Annual Meeting of Shareholders).*

Exhibit
No.	Description
10.20	1995 Stock Option Plan (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-2678).*

10.21	Subscription Agreement, dated December 21, 2001, for the private placement issuance of up to $8,000,000 of ProxyMed, Inc., common stock (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 000-22052, reporting an event dated December 13, 2001).

10.22	Placement Agency Agreement, dated December 18, 2001, between ProxyMed, Inc. and Commonwealth Associates, L.P. for the private placement issuance of up to $8,000,000 of ProxyMed, Inc., common stock (incorporated by reference to Exhibit 10.2 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).

10.23	Conversion Agreement for Series C 7% Convertible Preferred Stock shareholder pursuant to conversion offer dated December 13, 2001 (incorporated by reference to Exhibit 10.3 of Form 8-K, File No. 000-22052, reporting an event dated December 13, 2001).

10.24	Designation and Subscription Amendment Agreement for Series C 7% Convertible Preferred Stock shareholder pursuant to conversion offer dated December 13, 2001 (incorporated by reference to Exhibit 10.4 of Form 8-K File No. 000-22052, reporting an event dated December 13, 2001).

10.25	Loan and Security Agreement, dated December 4, 2003, by and between ProxyMed, Inc., Key Communications Service, Inc., MedUnite, Inc., and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.34 of Form 10-K for the period ended December 4, 2003).

10.26	Revolver Note, dated December 4, 2003, issued in connection with the Loan and Security Agreement by and between ProxyMed, Inc., Key Communications Service, Inc., MedUnite, Inc., and Wachovia Bank, National Association, dated December 4, 2003 (incorporated by reference to Exhibit 10.35 of Form 10-K for the period ended December 31, 2003).

10.27	Patent and Trademark Security Agreement effective as of December 4, 2003, between ProxyMed, Inc., Key Communications Service, Inc., MedUnite, Inc., and Wachovia Bank, National Association, (incorporated by reference to Exhibit 10.36 of Form 10-K for the period ended December 31, 2003).

10.28	Letter Agreement, dated March 8, 2005, between ProxyMed, Inc., and Lonnie J. Hardin (incorporated by reference to Exhibit 10.43 of Form 10-K for the period ended December 31, 2004).*

10.29	Security and Purchase Agreement, dated December 7, 2005, entered into between the Company, its various subsidiaries, and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.33 of Form S-1, File No. 13133, filed with the Securities and Exchange Commission on January 27, 2006).

10.30	Secured Term Note, dated December 7, 2005, entered into between the Company, its various subsidiaries, and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.34 of Form S-1, File No. 13133, filed with the Securities and Exchange Commission on January 27, 2006).

10.31	Secured Revolving Note, dated December 7, 2005, entered into between the Company, its various subsidiaries, and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.35 of Form S-1, File No. 13133, filed with the Securities and Exchange Commission on January 27, 2006).

10.32	Registration Rights Agreement, dated December 7, 2005, entered into between the Company and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.36 of Form S-1, File No. 13133, filed with the Securities and Exchange Commission on January 27, 2006).

10.33	Stock Pledge Agreement, dated December 7, 2005, entered into between the Company, PlanVista Corporation, and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.37 of Form S-1, File No. 13133, filed with the Securities and Exchange Commission on January 27, 2006).

10.34	Employment Agreement, dated May 17, 2006, entered into between the Company and Emily J. Pietrzak (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 23, 2006).

10.35	Employment Agreement, dated May 17, 2006, entered into between the Company and Allison Myers (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 23, 2006).

Exhibit
No.	Description
10.36	Employment Agreement, dated May 17, 2006, entered into between the Company and Douglas J. O’Dowd (incorporated by reference to Form 8- K filed with the Securities and Exchange Commission on May 23, 2006).

10.37	Employment Agreement, dated May 17, 2006, entered into between the Company and Eric Arnson (incorporated by reference to Form 8- K filed with the Securities and Exchange Commission on May 23, 2006).

10.38	Purchase Agreement with Medical Resource, LLC, a Delaware limited liability company (“MRL”), all of the members of MRL, National Provider Network, Inc., a Delaware corporation (“NPN”), the sole stockholder of NPN, Residential Health Care, Inc., a New Jersey corporation (“RHC”) and all of the shareholders of RHC (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 23, 2006).

10.39	Employee Lease Agreement, dated October 10, 2006, between ProxyMed, Inc. and Residential Health Care, Inc. (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006).

10.40	Assignment and Assumption Agreement, dated October 10, 2006, between ProxyMed, Inc. and Residential Health Care, Inc. (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006).

10.41	Non-Competition and Non-Solicitation Agreement, dated October 10, 2006, between ProxyMed, Inc. and Harvey Mitgang (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006).

10.42	Non-Competition and Non-Solicitation Agreement, dated October 10, 2006, between ProxyMed, Inc. and John Zubak (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006).

10.43	Employment Agreement dated March 22, 2007, by and between ProxyMed, Inc. d/b/a MedAvant Healthcare Solutions, and Peter E. Fleming, III (incorporated by reference to Exhibit 10.43 of the Form 10-Q for the period ending March 31, 2007, filed on May 10, 2007).

10.44	Purchase Agreement dated April 30, 2007, by and between SureScripts, LLC, and ProxyMed, Inc. d/b/a MedAvant Healthcare Solutions. (incorporated by reference to Exhibit 10.44 of the Form 10-Q for the period ending March 31, 2007, filed on May 10, 2007).

10.45	Escrow Agreement dated April 30, 2007, by and among SureScripts, LLC, ProxyMed, Inc. d/b/a MedAvant Healthcare Solutions, and SunTrust Bank (incorporated by reference to Exhibit 10.45 of the Form 10-Q for the period ending March 31, 2007, filed on May 10, 2007).

10.46	Non-Competition Agreement dated April 30, 2007, by and between ProxyMed, Inc. d/b/a MedAvant Healthcare Solutions, and SureScripts, LLC. (incorporated by reference to Exhibit 10.46 of the Form 10-Q for the period ending March 31, 2007, filed on May 10, 2007).

10.47	Letter of Termination, dated April 30, 2007, of Purchase Agreement, as amended, dated June 27, 1997, between Walgreen Co., and ProxyMed, Inc. d/b/a MedAvant Healthcare Solutions (incorporated by reference to Exhibit 10.47 of the Form 10-Q for the period ending March 31, 2007, filed on May 10, 2007).

10.48	Employment Agreement, dated May 31, 2007, by and between Proxymed, Inc d/b/a MedAvant Healthcare Solutions and Gerard M. Hayden, Jr. (incorporated by reference to Exhibit 10.48 of the Form 8-K, File No. 000-22052, reporting an event dated May 31, 2007).*

10.49	Omnibus Amendment dated June 21, 2007, to that certain Security and Purchase Agreement, dated December 6, 2005, by and between ProxyMed, Inc d/b/a MedAvant Healthcare Solutions and Laurus Master Funds Ltd. (incorporated by reference to Exhibit 10.49 of the Form 10-Q for the period ending June 30, 2007, filed on August 14, 2007).

10.50	Overadvance Side Letter agreement, dated June 21, 2007 by and between ProxyMed, Inc d/b/a MedAvant Healthcare Solutions and Laurus Master Fund Ltd. (incorporated by reference to Exhibit 10.50 of the Form 10-Q for the period ending June 30, 2007, filed on November 16, 2007).

10.51	Overadvance Side Letter Agreement dated October 10, 2007 by and between ProxyMed, Inc. d/b/a MedAvant Healthcare Solutions and Laurus Master Fund Ltd. (incorporated by reference to Exhibit 10.51 of the Form 10-Q for the period ending September 30, 2007, filed on November 16, 2007).

10.52	Stock Purchase Agreement dated November 8, 2007, by and among Coalition America, Inc., CCB Acquisition, LLC and ProxyMed, Inc. (incorporated by reference to Exhibit 10.52 of the Form 10-Q for the period ending September 30, 2007, filed on November 16, 2007).

10.53	Waiver and Amendment Agreement by and between the Company and Laurus Master Fund, Ltd. (Filed herewith).

Exhibit
No.	Description
10.54	Separation Agreement and Release between the Company and John G. Lettko (Filed herewith).

14.1	Code of Business Ethics (incorporated by reference to the Company’s web site at www.medavanthealth.com under the heading of Investor/Media Relations).

16.1	Letter from Deloitte & Touche LLP to the SEC dated December 26, 2007 (incorporated by reference to Exhibit 16.1 of the Form 8-K, File No. 000-22052, reporting an event dated December 18, 2007).

21	Subsidiaries of the Registrant (Filed herewith).

23 .1	Consent of Deloitte & Touche LLP (Filed herewith).

23.2	Consent of UHY LLP (Filed herewith).

31.1	Certification by Peter E. Fleming, III, Interim Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(A) and 15d-14(A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by Gerard M. Hayden, Jr., Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(A) and 15d-14(A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification by Peter E. Fleming, III, Interim Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.2	Certification by Gerard M. Hayden, Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

*	Denotes management contract or compensating plan or arrangement.

PROXYMED, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ProxyMed, Inc. and subsidiaries (d/b/a MedAvant Healthcare Solutions)
Atlanta, Georgia
     We have audited the accompanying consolidated balance sheet of ProxyMed, Inc. and its subsidiaries (d/b/a MedAvant Healthcare Solutions) (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits. The consolidated financial statements and consolidated financial statement schedule of the Company as of December 31, 2006 and for each of the two years in the period ended December 31, 2006 and 2005 were audited by other auditors whose report, dated March 15, 2007, expressed an unqualified opinion on the consolidated financial statements and consolidated financial statement schedule and included explanatory paragraphs regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” on January 1, 2006 and the Company’s ability to continue as a going concern.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
          We were not engaged to examine management’s assertion about the effectiveness of the Company’s control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations, its changes in stockholders’ equity, and its cash flows for that year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
     As described in Note 1 to the consolidated financial statements, on January 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”
     Also as described in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s declining revenues, recurring losses from operations, accumulated deficit and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ UHY LLP
Atlanta, Georgia
April 15, 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
ProxyMed, Inc. and subsidiaries
Atlanta, Georgia
     We have audited the accompanying consolidated balance sheet of ProxyMed, Inc. and its subsidiaries (d/b/a MedAvant Healthcare Solutions) (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. Our audit also included the consolidated financial statement schedule listed in the index at Item 15(a)(2) for each of the two years in the period ended December 31, 2006. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations, its changes in stockholders’ equity, and its cash flows for each of the two years ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
          As described in Note 1 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”.
     Also as described in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s declining revenues, recurring losses from operations, accumulated deficit and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 15, 2007

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands except for share and per share data)

	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,390	$682
Accounts receivable — trade, net of allowance for doubtful accounts of $8,668 and $3,777 respectively	12,772	15,045
Other receivables	89	91
Inventory, net	434	759
Other current assets	1,190	1,295

Total current assets	15,875	17,872
Property and equipment, net	3,396	5,555
Goodwill	11,870	26,480
Purchased technology, capitalized software and other intangible assets, net	9,084	19,702
Other long-term assets	430	2,631

Total assets	$40,655	$72,240

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$13,339	$10,842
Current portion of capital leases	790	1,041
Notes payable and current portion of long-term debt	31,975	12,512
Deferred revenue	346	439
Income taxes payable	237	674

Total current liabilities	46,687	25,508
Income taxes payable	—	238
Convertible notes	—	13,137
Other long-term debt	—	3,992
Long-term portion of capital leases	506	1,296
Long-term deferred compensation and other long-term liabilities	447	645

Total liabilities	47,640	44,816

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Series C 7% Convertible Preferred Stock — $.01 par value. Authorized 300,000 shares; issued 253,265 shares; outstanding 2,000; liquidation preference $100	—	—
Common Stock — $.001 par value. Authorized 30,000,000 shares; issued and outstanding 13,782,915, and 13,210,188 shares, respectively	14	14
Additional paid-in capital	245,763	243,387
Accumulated deficit	(252,762)	(215,977)

Total stockholders’ equity (deficit)	(6,985)	27,424

Total liabilities and stockholders’ equity (deficit)	$40,655	$72,240

The accompanying notes are an integral part of these consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
(amounts in thousands except for share and per share data)

	Years Ended December 31,
	2007	2006	2005
Net revenues:

Transaction fees, cost containment services and license fees	$47,978	$56,240	$67,909
Communication devices and other tangible goods	6,145	9,222	9,610

	54,123	65,462	77,519

Costs and expenses:
Cost of transaction fees, cost containment services and license fees, excluding depreciation and amortization	11,183	13,944	20,674
Cost of laboratory communication devices and other tangible goods, excluding depreciation and amortization	3,768	5,389	6,150
Selling, general and administrative expenses	40,351	41,787	47,962
Depreciation and amortization	6,417	7,379	9,305
(Gain)/ loss on disposal of assets	(74)	12	14
Litigation settlements	—	321	175
Write-off of impaired assets	21,551	—	96,416

	83,196	68,832	180,696

Operating loss	(29,073)	(3,370)	(103,177)
Other income, net	—	—	1
Interest expense, net	(7,715)	(3,240)	(2,118)

Loss before income taxes	(36,788)	(6,610)	(105,294)
Provision for income taxes	—	—	—

Net loss	$(36,788)	$(6,610)	$(105,294)

Basic and diluted weighted average shares outstanding	13,513,027	13,207,789	12,707,695

Basic and diluted loss per share	$(2.72)	$(0.50)	$(8.29)

The accompanying notes are an integral part of these consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Deficit)
(amounts in thousands except share data)
Years Ended December 31, 2007, 2006 and 2005

	Series C Preferred Stock		Common Stock		Additional	Unearned
	Number of	Par	Number of	Par	Paid-in	Compen-	Accumulated
	Shares	Value	Shares	Value	Capital	sation	Deficit	Total
	(Amounts in thousands except for share and per share data)
Balances, December 31, 2004	2,000	$—	12,626,182	$13	$239,255	$(113)	$(104,073)	$135,082
Compensatory option charges	—	—	—	—	173	73	—	246
Issuance of Common Stock	—	—	577,520	1	2,869	—	—	2,870
Net loss	—	—	—	—	—	—	(105,294)	(105,294)

Balances, December 31, 2005	2,000	—	13,203,702	14	242,297	(40)	(209,367)	32,904
SFAS 123R adoption	—	—	—	—	1,067	40	—	1,107
Exercise of stock options	—	—	6,486	—	23	—	—	23
Net loss	—	—	—	—	—	—	(6,610)	(6,610)

Balances, December 31, 2006	2,000	—	13,210,188	14	243,387	—	(215,977)	$27,424

Share based compensation	—	—	—	—	1,244	—	—	1,244
Issuance of Common Stock	—	—	572,727	1	1,132	—	—	1,133
Net loss	—	—	—	—	—	—	(36,788)	(36,788)

Balances, December 31, 2007	2,000	$—	13,782,915	$15	$245,763	$—	$(252,765)	$(6,985)

The accompanying notes are an integral part of these consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(amounts in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(36,788)	$(6,610)	$(105,294)

Adjustments to reconcile net loss to net cash used in operating activities: by operating activities:
Depreciation and amortization	6,417	7,379	9,305
Provision for doubtful accounts	1,675	—	—
Provision for obsolete inventory	65	31	214
Non-cash interest expense	4,452	1,033	—
Loss on settlement of liability	—	321	175
Write-off of impaired assets	21,551	—	96,416
Share based compensation	1,244	1,104	246
(Gain)/ loss on disposal of fixed assets	(42)	20	14
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable and other receivables	600	1,004	1,615
Inventory	260	240	531
Other current assets	(1,011)	(471)	706
Accounts payable, accrued expenses and other current liabilities	2,497	(3,157)	(678)
Deferred revenue	(93)	91	(357)
Income taxes payable	(675)	(712)	1,471
Other, net	(198)	(396)	819

Net cash (used in) provided by operating activities	(46)	(123)	5,183

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(3,300)	—
Capital expenditures	(378)	(856)	(2,295)
Capitalized software	(649)	(1,405)	(557)
Proceeds from sale of fixed assets	487	4	57
Decrease in restricted cash	—	75	—

Net cash (used in) investing activities	(540)	(5,482)	(2,795)

Cash flows from financing activities:
Net proceeds from sale of Common Stock	—	—	500
Net proceeds from exercise of stock options and warrants	—	23	—
Draws on line of credit	43,374	57,707	47,015
Repayments of line of credit	(38,992)	(54,742)	(39,517)
Payment of related party note payable			(18,894)
Borrowings on notes payable	—	—	4,070
Debt issuance costs	—	(261)	(857)
Payment of notes payable, long-term debt and capital leases	(3,088)	(1,986)	(1,533)

Net cash provided by (used in) financing activities	1,294	741	(9,216)

Net increase (decrease) in cash and cash equivalents	708	(4,864)	(6,828)
Cash and cash equivalents at beginning of period	682	5,546	12,374

Cash and cash equivalents at end of period	$1,390	$682	$5,546

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
     (b) Going Concern — Over the last several years the Company has experienced declining revenues, recurring losses from operations and have limitations on its access to capital. The Company’s working capital deficit was approximately $30.8 million and its accumulated deficit was approximately $252.8 million at December 31, 2007. The Company had availability under its revolving credit facility of approximately $1.7 million at December 31, 2007 and approximately $0.3 million as of April 4, 2008.
          As of December 31, 2007 we had senior and subordinated debt in the aggregate principal amount of approximately $32.0 million that matures through 2010; of the $32 million approximately $18.0 million was due and owing to Laurus Master Fund, Ltd. (“Laurus”) and is secured by substantially all of our assets. The amount owed to Laurus comes due on April 30, 2008. An additional $13.1 million in subordinated, unsecured debt is due by December 2008. Although a portion of the proceeds from the sale of our subsidiaries, Plan Vista Solutions, Inc., National Network Services, LLC, Plan Vista Corporation, Medical Resource, LLC, and National Provider Network, Inc. (collectively, the “Cost Containment Subsidiaries”, “Cost Containment Business”, or “NPPN”) (see Note 19) in February 2008 were used to reduce Laurus debt, we currently do not have the resources to repay in full the Laurus debt and the convertible notes when they mature in December 2008. We are currently in discussions with our lenders and exploring alternatives to restructure or refinance this debt, but if we are unable to restructure or obtain additional funding to repay or refinance our senior and subordinated debt prior to maturity, the lenders could foreclose and take certain other action against us. The effect on our operations and stock price could be significantly negative and we may be unable to continue as a going concern.
     The Company closely monitors its liquidity, capital resources and financial position on an ongoing basis, and has undertaken a variety of initiatives in an effort to improve its liquidity position. For example, during the second quarter of 2007, we reduced our headcount and during the second half of 2007, we have experienced attrition in our workforce as not all vacated positions have been re-filled. The result is that we have further reduced our labor and payroll expenses but do not believe that this additional reduction in workforce size has had a material adverse effect on our service levels; we continue to find ways to operate more efficiently.
          Simultaneous with its expense management efforts, the Company has been continually evaluating and pursuing strategic transactions, such as the sale of our pharmacy transaction business that occurred on April 30, 2007. As more fully described in Note 19, on February 1, 2008 we closed on the previously announced NPPN transaction. Of the approximate $20.5 million net proceeds, $16.5 million were allocated to reduce Laurus senior debt and the remaining $4.0 million was used to retire other liabilities or pay transaction related expenses. We continue to review all our strategic options.
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
     (e) Revenue Recognition — In its Transaction Services segment, the Company provides transaction and value-added services principally between healthcare providers and insurance companies, and physicians and pharmacies. Such transactions and services include claims processing, insurance eligibility verification, claims status inquiries, referral management, electronic remittance advice, patient statement processing, encounters and PPO transaction services including claims repricing and bill negotiation. In the Laboratory Communication Solutions segment, the Company sells, rents and services intelligent remote reporting devices and provides lab results reporting through its software products.
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
     Revenue from the PPO business, which was sold to Coalition America, Inc. (“Coalition”) in February 2008, in the Transaction Services segment is recognized when the services are performed and are recorded net of their estimated allowances. These revenues are primarily in the form of fees generated from the discounts the Company secures for the payers that access its provider network. The Company enters into agreements with its healthcare payer customers that require them to pay a percentage of the cost savings generated from the Company’s network discounts with participating providers. These agreements are generally terminable upon 90 days notice. Revenue from a percentage of savings contract is generally recognized when the related claims processing and administrative services have been performed. The remainder of the Company’s revenue from its PPO business is generated from customers that pay a monthly fee based on eligible employees enrolled in a benefit plan covered by the Company’s health benefits payers’ clients.
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
     (g) Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. No cash and cash equivalents were used to support collateral instruments, such as letters of credit, are reclassified as either current or long-term assets depending upon the maturity date of the obligation they collateralize. Under its agreement with Laurus, excess cash receipts are automatically to reduce outstanding line of credit balances.
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
     (i) Inventory — Inventory, consisting of component parts, materials, supplies and finished goods (including direct labor and overhead) used to manufacture laboratory communication devices, is stated at the lower of cost (average cost method) or market. Reserves for inventory shrinkage are maintained and are periodically reviewed by management based on our judgment of future realization.
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
     (k) Intangible Assets
     Goodwill — As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is reviewed at least annually for impairment and between annual tests in certain circumstances. As more fully described in Note 7, we performed both interim and annual tests during 2007 and determined that there was goodwill impairment at certain points in time. Accordingly, we wrote off the goodwill amounts described in Note 7. We completed our most recent test as of December 31, 2007 and concluded that there was no further impairment of our goodwill. To the extent that future cash flows differ from those projected in our analysis, fair value of the Company’s goodwill may be affected and this may result in future impairment charges.
     Other Intangibles — Other acquired intangible assets, consisting of customer relationships and provider networks, are being amortized on a straight-line over their estimated useful lives of 7 years. Management periodically reviews the carrying value of the Company’s other intangible assets to determine if events or circumstances have changed which may indicate that the assets may be impaired or the useful life may need to be revised. The Company considers internal and external factors relating to each asset, including expectation of future profitability, undiscounted cash flow and its plans with respect to the operations. SFAS No. 144 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets’ net carrying amounts. The impairment loss is measured by comparing the estimated fair value of the asset to its net carrying amount. As more fully described in Note 7, during 2007 we performed several impairment reviews of the carrying value of other intangible assets and wrote off the amounts described therein. To the extent periodic impairment reviews indicate impairments in value for these other intangible assets, the Company may recognize impairment charges in the future.
     Purchased Technology, Capitalized Software and Research and Development — The Company has capitalized amounts related to various software and technology that it has purchased or developed for its own internal systems use. Internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation of hardware and testing. Costs of upgrades and major enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades are expensed as incurred. All other costs are expensed as incurred as research and development expenses (and are included in selling, general and administrative expenses). Capitalized internal-use software development costs are periodically evaluated by the Company for indications that the carrying value may be impaired or that the useful lives assigned may be excessive. This evaluation indicates whether assets will be recoverable based on estimated future cash flows on an undiscounted basis, and if they are not recoverable, an impairment charge is recognized if the carrying value exceeds the estimated fair value. Purchased technology and capitalized software are being amortized on a straight-line basis over their estimated useful lives of 3-12 years. Purchased technology and capitalized software and related accumulated amortization are removed from the accounts when fully amortized and are no longer being utilized. Software development costs incurred prior to the application development stage are charged to research and development expense when incurred. Research and development expense of approximately $3.5 million in 2007, $3.8 million in 2006, and $3.2 million in 2005 was included in selling, general and administrative expenses.
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
     (m) Net Loss Per Share — The Company incurred net losses for the years ended December 31, 2007, 2006 and 2005. Basic and diluted net loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding during the period. The following schedule sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands except for share and per share data)
Net loss applicable to common shareholders	$(36,788)	$(6,610)	$(105,294)

Common Shares outstanding:
Weighted average common shares used in computing basic and diluted net loss per share	13,513,027	13,207,789	12,707,695
Plus incremental shares from assumed conversions:
Convertible Preferred Stock	—	—	—
Stock options	—	—	—

Warrants	—	—	—

Weighted average common shares used in computing basic and diluted net loss per share	13,513,027	13,207,789	12,707,695

Basic and diluted net loss per common share:	$(2.72)	$(0.50)	$(8.29)
     The following shares were excluded from the calculation of net loss per share for the years noted because their effects would have been anti-dilutive:

	2007	2006	2005
Convertible Preferred Stock	13,333	13,333	13,333
Stock options	1,919,434	1,769,917	1,750,167
Warrants	—	13,333	857,215

	1,932,767	1,796,583	2,620,715

     Additionally, 238,989 shares issuable upon conversion of $4.4 million in convertible notes (as a result of meeting the first revenue threshold in the first quarter of 2004) issued in connection with the Company’s acquisition of MedUnite in December 2002, are excluded from the calculation for years ended December 31, 2007, 2006, and 2005 because their effect would also be anti-dilutive.
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
     The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation for the years ended December 31, 2005:

2005
Net loss applicable to common shareholders, as reported	$(105,294)
Deduct: Total stock-based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(1,393)
Add back charges already taken for intrinsic value of options	73

Pro forma net loss	$(106,614)

Basic and diluted net income (loss) per common share:
As reported	$(8.29)
Pro forma	(8.39)
Risk-free interest rate	4.0-4.6%
Expected life	6 years
Expected volatility	82%-85%
Dividend yield	0%
     (o) New Accounting Pronouncements— The Company adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007. FIN 48 is an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. Adoption of FIN 48 had no cumulative effect on the Company’s consolidated financial position at January 1, 2007. At March 31, 2007, the Company had no significant unrecognized tax benefits related to income taxes. The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement. The Company files income tax returns in the U.S. federal and several state jurisdictions. We believe that the Company is no longer subject to U.S. federal and state income tax examinations for years before 2003.

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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This new standard provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB believes that Statement 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and No. 107. This Statement is effective beginning January 1, 2008 for the Company. Management does not believe the adoption of this new standard will have a significant impact on the Company’s financial position and results of operations.
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
          In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations”, which is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and replaces SFAS 14, which was issued in June 2001. The objective of this SFAS 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the a) liabilities assumed, and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and, c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is currently in the process of reviewing this guidance to determine its impact on its consolidated financial position and results of operations.
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

Unaudited (dollars in thousands, except per share data)
Net revenues	$66,627
Cost of Goods Sold	19,525
Selling, General and Administrative Expenses	42,008
Operating Loss	(2,633)
Interest Expense	(3,710)
Net Loss	(6,343)

Basic and Diluted Net Loss per Share of Common Stock	$(0.48)
     (b) Zeneks— On February 14, 2006, we acquired substantially all the assets and operations of Zeneks, Inc. (“Zeneks”), a privately held bill negotiation services company based in Tampa, Florida, for $225,000 cash plus certain assumed liabilities. The operations of Zeneks are included in our Transactions Services segment results of operations and cash flows since February 14, 2006. The impact of this acquisition on the Company’s results of operations for the year ended December 31, 2006 was not material. Therefore, no pro forma information has been included herein.
     The allocation of the purchase price is as follows:

(dollars in thousands)
Cash	$225
Assumed Liabilities	79

Purchase Price	304

Allocation of Purchase Price:
Customer Contracts	104
Provider Network Payable	136
Accounts Receivable	24
Equipment	5

Goodwill	$35
(3) Equity Transactions
     (a) On December 7, 2005, we entered into a loan transaction with Laurus Master Funds, Ltd. (“Laurus”) pursuant to which Laurus extended $20.0 million in financing to us in the form of a $5.0 million secured term loan and a $15.0 million secured revolving credit facility. In connection with this loan agreement, we issued 500,000 shares of our Common Stock to Laurus during December 2005. See Note 9 for a full discussion of our Debt Obligations.
          As more fully described in Note (9), Debt Obligations, in connection with the June Amendment to the Laurus Senior Notes, we issued 572,727 shares of our common stock to Laurus that were valued at approximately $1.0 million.
     (b) Series C Preferred Stock — As of both December 31, 2007 and 2006, there were 2,000 unconverted shares of Series C Preferred Stock, which are non-cumulative, and convertible into 13,333 shares of Common Stock.
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
          As of December 31, 2007, all remaining warrants have expired.
     (e) Other— The Company has remaining 1,555,000 authorized but unissued shares of Preferred Stock, par value $0.01 per share, which are entitled to rights and preferences to be determined at the discretion of the Board of Directors.
(4) Segment information
As defined in SFAS 131, “Disclosures About Segments of an Enterprise and Related Information”, we have two operating segments:

Transaction Services and Laboratory Communications Solutions. Basic differences in products, services and customer bases underlie our decision to report these two separate segments. Transaction Services focuses on electronic exchanges of information between healthcare providers and payers, whether through our EDI platform or PPO network. Technology, such as our Phoenix SM platform, plays an essential role in operations and serving our Transaction Services customers. Laboratory Communication Solutions produces equipment that facilitates results reporting between laboratories and healthcare providers. Therefore, the operating environment is different as is the management perspective. Besides having different customers than Transaction Services, Laboratory Communications’ revenue structure is different than Transaction Services. In addition to selling or leasing the communication equipment, Laboratory Communications provides support services under maintenance agreements post sale. Transaction Services generally recognizes revenue when transactions are processed for a customer. Our segment reporting includes revenue and expense by each operating unit, including depreciation and amortization. Because our financing, particularly the debt, is negotiated and secured on a consolidated basis, our segment reporting does not allocate interest expense (or interest income) by reportable segment.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Net revenues by operating segment:
Transaction Services	$45,922	$53,983	$66,042
Laboratory Communication Solutions	8,201	11,479	11,477

	$54,123	$65,462	$77,519

Net revenues by geographic location:
Domestic	$54,123	$65,462	$77,519

	$54,123	$65,462	$77,519

Operating income (loss) by operating segment:
Transaction Services	$(28,691)	$(6,210)	$(104,415)
Laboratory Communication Solutions	(382)	2,840	1,238

	$(29,073)	$(3,370)	$(103,177)

Depreciation and amortization by operating
Transaction Services	$6,126	$7,076	$8,788
Laboratory Communication Solutions	291	303	517

	$6,417	$7,379	$9,305

Capital expenditures and capitalized software by operating segment:
Transaction Services	$901	$2,121	$2,355
Laboratory Communication Solutions	93	140	497

	$994	$2,261	$2,852

Total assets by operation segment:
Transaction Services	$26,322	$57,145	$63,186
Laboratory Communication Solutions	14,333	15,095	12,455

	$40,655	$72,240	$75,641

(5) Inventory
     Inventory consists of the following at December 31:

	2007	2006
	(In thousands)
Materials, supplies and component parts	$193	$262
Work in process	62	87
Finished goods	179	410

Total	$434	$759

     Inventory is accounted for under the average cost method. These inventories are in our Laboratory Communications Segment. As of the years ended December 31, 2007 and 2006 the obsolescence reserve was $0.08 million and -0- million respectively.
(6) Property and Equipment
     Property and equipment consists of the following at December 31:

	2007	2006	Estimated useful lives
	(In thousands)
Furniture, fixtures and equipment	$1,549	$1,872	4 to 7 years

Computer hardware and software	14,920	14,354	2 to 5 years

Service vehicles	21	86	5 years
Leasehold improvements	528	521	The shorter of the estimated useful life, or lease term
Revenue earning equipment	510	1,246	3 to 5 years

	17,528	18,079
Less: accumulated depreciation	(14,132)	(12,524)

Property and equipment, net	$3,396	$5,555

     Accumulated depreciation on revenue earning equipment at December 31, 2007 and 2006, was $0.3 million and $0.9 million, respectively. There were no capital leases acquired during 2007 and 2005. Capital leases acquired in 2006 were $3.0 million, comprised of $2.8 million in computer hardware and software, and $0.2 million in leasehold improvement.
(7) Goodwill and Other Intangible Assets
      Goodwill— The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. As a result of our stock price decline, a decrease in our revenues and a restructuring plan we initiated during the third quarter of 2005, we performed an interim goodwill impairment test as of September 30, 2005. In accordance with the provisions of SFAS No. 142, we performed a discounted cash flow analysis which indicated that the book value of the Transaction Services segment exceeded its estimated fair value. Step 2 of this impairment test, as prescribed by SFAS No. 142, led us to conclude that an impairment of our goodwill had occurred. In addition, as a result of our goodwill analysis, we also performed an impairment analysis of our long-lived assets in our Transaction Services segment in accordance with SFAS No. 144. This impairment analysis indicated that the carrying value of certain finite-lived intangible assets was greater than their expected undiscounted future cash flows. As a result, we concluded that these intangible assets were impaired and adjusted the carrying value of such assets to fair value. In addition, we also reduced the remaining useful lives of these intangible assets based on the results of this analysis. Accordingly, we recorded a non-cash impairment charge of $95.7 million at September 30, 2005, in our Transaction Services segment. The charges included $68.1 million impairment of goodwill and $27.6 million impairment of certain other intangible assets. As a result of our most recent annual test as of December 31, 2006, no further impairment was noted.
     In June 2005, we performed an impairment analysis of certain finite-lived intangible assets in our Laboratory Communication Solutions segment due to substantial decrease in revenues from one of our customers. This impairment analysis indicated that the carrying value of certain finite-lived intangible assets was greater than their expected undiscounted future cash flows and, as a result, we concluded that these intangible assets were impaired and adjusted the carrying value of such assets to fair value by approximately $0.7 million.
          As a result of the Company’s continuing revenue and stock price declines, during the first quarter of 2007, the Company performed an interim goodwill impairment test as of March 31, 2007. In accordance with the provisions of SFAS No. 142, the Company used a discounted cash flow analysis which indicated that the book value of the Transaction Services segment exceeded its estimated fair value and that goodwill impairment had occurred. In addition, as a result of the goodwill analysis, the Company assessed whether there had been an impairment of the Company’s long-lived assets in accordance with SFAS No. 144. This impairment analysis indicated that the carrying value of certain finite-lived intangible assets was greater than their expected undiscounted future cash flows. Therefore, the Company concluded that these intangible assets were impaired and adjusted the carrying value of these assets to fair value. Accordingly, the Company recorded a non-cash impairment charge of $19.4 million for the three months ended March 31, 2007 in its Transaction Services Segment. This charge included a $12.5 million impairment of goodwill and a $6.9 million impairment of certain other intangibles. As a result of the Company’s continuing revenue declines during the third quarter of 2007, the Company also performed an interim goodwill impairment test as of September 30, 2007. In accordance with the provisions of SFAS No. 142, the Company used a discounted cash flow analysis which indicated that the book value of the Laboratory Communications segment exceeded its estimated fair value and that goodwill impairment had occurred. In addition, as a result of the goodwill analysis, the Company assessed whether there had been an impairment of the Company’s long-lived assets in accordance with SFAS No. 144. This impairment analysis indicated that the carrying value of certain finite-lived intangible assets was less than their expected undiscounted future cash flows. Therefore, the Company concluded that these intangible assets were not impaired as of September 30, 2007. Accordingly, the Company recorded a non-cash impairment charge of $2.1 million in its Laboratory Communications segment. The Company’s annual impairment test as of December 31, 2007 resulted in no additional impairment charges. No impairment charges were incurred or recognized during 2006.
     The changes in the carrying amounts of goodwill, net, for the years ended December 31, 2007 and 2006, by operating segment, are as follows:

		Laboratory
	Transaction	Communication
	Services	Solutions	Total
		(In thousands)
Balance as of December 31, 2005	$24,342	$2,102	$26,444
Goodwill acquired during 2006	36	—	36

Balance as of December 31, 2006	24,378	2,102	26,480
Impairment Charge	(12,508)	(2,102)	(14,610)

Balance as of December 31, 2007	$11,870	$—	$11,870

      Other Intangible Assets—The carrying amounts of other intangible assets as of December 31, 2007 and 2006, by category, are as follows (dollars in thousands):

	December 31, 2007			December 31, 2006
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Capitalized software	$4,933	$(3,350)	$1,583	$4,476	$(2,219)	$2,257
Purchased technology	8,501	(7,786)	715	8,992	(6,815)	2,177
Customer relationships	13,765	(13,765)	0	13,765	(6,997)	6,768
Provider network	12,180	(5,394)	6,786	12,120	(3,620)	8,500

	$39,379	$(30,295)	$9,084	$39,353	$(19,651)	$19,702

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

     Amortization expense of other intangible assets was $3.9 million, $4.8 million and $6.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.
     As of December 31, 2007, estimated future amortization expense of other intangible assets in each of the years ending December 31, 2007 through 2012 is as follows:

(In thousands)
2008	$2,975
2009	1,832
2010	1,393

2011	1,292
2012 and beyond	1,592

$9,084

(8) Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following at December 31:

	2007	2006
	(In thousands)
Accounts payable	$5,542	$2,635
Accrued payroll and related costs	2,218	3,722
Accrued vendor rebates and network fees payable	2,552	1,905
Accrued professional fees	326	89
Accrued settlement	250	321
Other accrued expenses	2,448	2,170

Total accounts payable and accrued expenses	$13,336	$10,842

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
          On June 21, 2007, we entered into an Amendment to the Loan Agreement (the “June Amendment”) with Laurus whereby the amount available under the Revolving Credit Facility was increased $3.0 million to $18.0 million. The June Amendment has a maturity date of June 30, 2008. During the term of the June Amendment, the revised amounts available under the Revolving Credit Facility decrease, as set forth in the June Amendment, and the amount available under the revolving credit facility at June 30, 2008 will return to $15.0 million as committed under the original Loan Agreement. In connection with the June Amendment, we issued 572,727 shares of our Common Stock to Laurus that were valued at approximately $1.0 million. The costs of these shares were capitalized as debt issuance costs and will be amortized over the term of the June Amendment.
          As more fully disclosed in Note 1(h), the Company revised its estimate of revenue allowances and the allowance for doubtful accounts for the period ended June 30, 2007. These changes in estimates negatively impacted the Company’s availability under the Revolving Credit Facility (which is based on an earnings formula as defined in the Loan Agreement) and resulted in an overadvance on its available borrowings at June 30, 2007. Subsequent to June 30, 2007, the Company obtained a waiver from Laurus regarding this overadvance on its available borrowings until June 30, 2008.
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
          On November 1, 2007, Laurus notified the Company that an Event of Default had occurred by the Company’s failure to execute an asset purchase or stock purchase agreement by October 31, 2007 as required by the terms of the October Amendment. In addition, Laurus notified the Company that it was taking no immediate action with respect to this Event of Default but would reserve all right and remedies available to Laurus under the Loan Agreement and October Amendment. As a result of this event of default, we have classified all amounts due to Laurus as current liabilities in the accompanying consolidated balance sheet at December 31, 2007
          On February 11, 2008, we and certain of our wholly owned subsidiaries, executed a Waiver and Amendment Agreement (the “February Amendment”) to that certain Security and Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”) dated December 6, 2005 (the “Loan Agreement”).
     Pursuant to the February Amendment, the parties have agreed to reduce the maximum available amount under the Loan Agreement from $18,000,000 to: (i) for the period commencing on February 7, 2008 through and including February 29, 2008, $5,200,000, (ii) for the period commencing on March 1, 2008 through and including March 15, 2008, $5,700,000, and (iii) for the period commencing on March 16, 2008 through and including April 30, 2008, $6,200,000; provided, however, that in the event a Budget Violation (defined below) occurs during any such period of time, the maximum amount available under the Loan Agreement shall automatically become $5,200,000 for the duration of the term of the loan. The parties acknowledged and agreed that as of February 4, 2008, an aggregate principal amount of $4,059,115.17 was outstanding under the Loan Agreement. In addition, the Loan Agreement was amended such that interest shall accrue on the outstanding principal amount at a rate of 12% per annum calculated based on a 360 day year and payable monthly, in arrears, commencing on March 1, 2008, and on the first business day of each consecutive calendar month thereafter until April 30, 2008 at which time all outstanding principal and accrued but unpaid interest shall become due and payable.
     Pursuant to the February Amendment, the Company is obligated to prepare and deliver to Laurus a cumulative transaction report on a weekly basis during the period from February 29, 2008 through April 30, 2008 setting forth the Company’s cumulative transactions and cumulative cash receipts for the applicable period, estimated revenues for the applicable period, and, on the first day of each month, the actual revenues for the prior month. A “Budget Violation” occurs at such time as: (i) the Company’s cumulative transactions and cumulative cash receipts are more than five percent (5%) less than projected targets for such cumulative transactions and cumulative cash receipts as set forth in a mutually agreed upon budget for the applicable period, (ii) the Company’s estimated revenues are more than fifteen percent (15%) less than the projected estimated revenues for the applicable period as set forth in a mutually agreed upon budget for the applicable period, or (iii) the Company’s actual revenues for the applicable prior month are more than five percent (5%) less than the projected target for such actual revenues for such month as set forth in a mutually agreed upon budget for such month.
     In addition, pursuant to the February Amendment, Laurus waived its rights under the Loan Agreement with respect to the existing default under the Loan Agreement, and the Company released Laurus and certain related parties from any claims the Company may have against such released parties related to acts or omissions of Laurus or such related parties prior to the date of the February Amendment. Further, (i) in consideration for the partial reduction of the maximum available amount under the Loan Agreement prior to the expiration of the revolving loan term, the Company has paid Laurus a one time fee equal to $472,000, and (ii) pursuant to the terms of the Loan Agreement, the Company also paid Laurus a one time term note termination fee of $455,357.
     On October 10, 2006, the Company signed two $1.0 million notes payable in conjunction with its acquisition of MRL. The notes payable accrue interest at 7% and are payable in 24 equal monthly installments of principal and interest of approximately $0.1 million beginning in November 2006. These notes were subsequently paid-off on February 1, 2008 as part of the NPPN transaction. Refer to Note (19), Subsequent Events, for additional information on the NPPN transaction.
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

          Because of the maturity dates and the terms of the February 11, 2008 Laurus Waiver and Amendment Agreement, all principal balances are classified as current on the December 31, 2007 balance sheet. In addition, the Convertible Notes principal balance of $13.1 million is classified as current because the maturity date of the Convertible Notes falls within one year of the balance sheet date.
As of December 31, the Company’s outstanding debt consists of the following:

	2007	2006
	(In thousands)
Convertible debt	$13,137	$13,137
Line of credit	14,847	10,464
Notes payable	3,991	6,040

	31,975	29,641
Less: current maturities	—	(12,512)

	$31,975	$17,129

     Assuming no conversion of the convertible notes, as of December 31, 2007, debt payments over the five years areas follows:

(In thousands)
2008	$29,923
2009	1,071
2010	981
2011	—
2012	—

$31,975

(10) Income Taxes
     The income tax provisions for the years ended December 31, 2007, 2006 and 2005 were $0.0 million, $0.0 million, and $0.0 million, respectively. This income tax provision differs from the amount computed by applying the statutory federal income tax rate to the net loss reflected on the Consolidated Statements of Operations in the three years ended December 31, due to the following:

	2007		2006		2005
	$ Amount	%	$ Amount	%	$ Amount	%
	(In thousands)
Federal income tax benefit at statutory rate	$(12,508)	(34.0)	$(2,247)	(34.0)	$(35,799)	(34.0)

State income tax benefit	(1,404)	(3.8)	(212)	(3.2)	(2,562)	(2.4)
Non-deductible items	450	1.2	429	6.6	13,907	13.2
Increase in valuation allowance	13,462	(36.6)	2,030	30.6	24,454	23.2

Total provision	$—	—	$—	—	$—	—

     The significant components of the deferred tax asset account are as follows at December 31, 2007 and 2006:

	2007	2006
	(In thousands)
Net operating losses — Federal	$88,607	$84,486
Net operating losses — State	10,318	9,838
Depreciation and amortization	14,362	7,135
Other — net	5,399	3,769

Total deferred tax assets	118,686	105,228
Less valuation allowance	(118,686)	(105,228)

Net deferred tax assets	—	—
     Based on the weight of available evidence, a valuation allowance has been provided to offset the entire net deferred tax asset amount.
     Total Company’s net operating loss carry forwards as of December 31, 2007, are $260.6 million, of which $81.9 million and $54.5 million are attributed to the acquisitions of PlanVista and MedUnite, respectively. These net operating losses will expire between 2008 and 2027. Due to changes in ownership control of the Company, net operating losses may be limited to offset future taxable income pursuant to Internal Revenue Code Section 382.
     During 2007, 2006and 2005 the Company made income tax payments to the State of New York in the amounts of $1.1 million, $1.1 million, and $0.9 million respectively. There were no other income tax payments in 2007, 2006 or 2005.
As more fully described in Note 1(o) the Company adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007. Adoption of FIN 48 had no cumulative effect on the Company’s consolidated financial position at January 1, 2007.
(11) Stock Options
     The Company has various stock option plans for employees, directors and outside consultants, under which both incentive stock options and non-qualified options may be issued. Under such plans, options to purchase up to 2,584,483 shares of common stock may be granted. Options may be granted at prices equal to the fair market value at the date of grant, except that incentive stock options granted to persons owning more than 10% of the outstanding voting power must be granted at 110% of the fair market value at the date of grant. Stock options issued by the Company generally vest within three or four years, or upon a change in control of the Company, and expire up to ten years from the date granted. Stock option activity was as follows for the three years ended December 31, 2007:

	Options		Weighted
	Available for	Options	Average Exercise
	Grant	Outstanding	Price of Options
Balance, December 31, 2004	577,395	1,812,909	$17.04
Options granted	(991,938)	991,938	$5.90
Options exercised	—	—	—
Options expired/forfeited	1,054,680	(1,054,680)	$18.40

Balance, December 31, 2005	640,137	1,750,167	$9.91
Options authorized	200,665	—	—
Options granted	(540,500)	540,500	$6.79
Options exercised	—	(6,486)	$3.55
Options expired/forfeited	514,264	(514,264)	$10.96

Balance, December 31, 2006	814,566	1,769,917	$8.67
Options authorized	—	—	—
Options granted	(315,429)	315,429	3.19
Options exercised	—
Options expired/forfeited	165,912	(165,912)	9.92

Balance, December 31, 2007	665,049	1,919,434	$7.66

     The following table summarizes information regarding outstanding and exercisable options as of December 31, 2007:

		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual Life	Average	Number	Average
Range of Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$2.65 — $5.34	573,657	8.74	$3.74	158,205	$4.22
$5.65 — $6.17	25,000	8.62	$5.93	6,249	$6.13
$6.45 — $6.45	602,500	3.38	$6.45	376,666	$6.45
$6.50 — $107.85	718,277	4.92	$11.87	500,777	$13.79

	1,919,434			1,041,897	$9.64

     The following table summarizes information regarding options exercisable as of December 31:

	2007	2006	2005
Number exercisable	1,041,897	675,244	737,714
Weighted average exercise price	$9.64	$12.09	$14.27
     The weighted average grant date fair value of options granted ($1.60 in 2007, $2.74 in 2006, $2.04 in 2005) was estimated using a Lattice model and with the following weighted average assumptions:

	2007	2006	2005
Risk-free interest rate	5.44%	4.97%	4.43%
Expected life	6 years	6 years	6 years
Expected volatility	68.00%	51.00%	84.00%
Expected dividend yield	0.00%	0.00%	0.00%
     The Company’s outside directors are each granted 14,000 options upon election, and at the instance of each annual meeting. The options vest ratably at 1/3 per year. The options continue vesting if the member leaves the Board.
     During the year ended December 31, 2007, we granted 315,429 stock options, at exercise prices between $2.65 and $5.65 per share to officers, directors and employees. Such options are for ten-year terms and generally vest over four years following the date of the grant. During the year ended December 31, 2007, no employee stock options were exercised.
          During the year ended December 31, 2006, the Company granted 540,500 stock options at exercise prices between $4.32 and $81.9 per share to officers, directors and employees. Such options are for ten-year terms and generally vest over four years following the date of the grant. During the year ended December 31, 2006, 6,486 employee stock options were exercised at $3.55 per share. We received approximately $23,000 in proceeds from the exercise of these stock options.
     In May 2005, the Company granted its CEO stock options to purchase 600,000 shares of the Company’s Common Stock at an exercise price of $6.45 per share. 400,000 shares vest monthly on a pro-rata basis over a 4 year period. The remaining 200,000 options vest in four equal amounts when the Company’s share price reaches $15, $20, $25 and $30, respectively.
          In addition, during the year ended December 31, 2005 the Company granted 391,938 options stock options at exercise prices between $3.55 and $10.35 to other officers (other than the CEO whose grant is described above), directors and employees During 2005, there were no exercises of stock options.

(12) Supplemental Disclosure of Cash Flow Information

	Year Ending December 31,
	2007	2006			2005
	(In thousands)
Cash paid for interest	$2,896		$2,144		$2,053
Cash paid for income taxes	999		913		813
Increase in purchase price of acquisition of PlanVista related to settlement of New York state income tax liability			—		875
Acquisition of businesses:
Common Stock issued for business acquired			—		—
Debt issued for business acquired	—		2,000		—
Other acquisition costs accrued	—		—		—
Other non-cash adjustments	—		—		—
Details of acquisitions:
Working capital components, including cash acquired	—		8	1	—

Property and equipment			9		—
Goodwill			35		—
Intangible assets acquired:
Customer relationships			620		—
Purchased technology			—		—
Provider network	60		4,555		—
Long-term debt	—		—		—
Other long-term liabilities, net	—		—		—

Cash acquired in acquisitions	—		—		—

Net cash acquired from acquisitions	$—		$—		$—

Non-cash financing activities:
Issuance of 573,000 shares of Common Stock in conjunction with an amendment to the credit facility and term debt with Laurus Master Fund, Ltd	$1,133		$—		$—

Issuance of 500,000 shares of Common Stock in conjunction with revolving credit facility and term debt with Laurus Master Fund, Ltd	$—	$			$2,370
Capital leases of telecommunications and computer equipment	$—		$3,013		$—
(13) Concentration of Credit Risk
     Substantially all of MedAvant’s accounts receivables are due from healthcare providers such as physicians and various healthcare institutional suppliers (payers, laboratories and pharmacies). Collateral is not required. As we have no material long-term receivables from other parties, we have no interest rate risk against our receivables.
     For the years ended December 31, 2007, 2006 and 2005, approximately 7%, 6%, and 8%, respectively, of consolidated revenues and 8%, 7%, and 10%, respectively, of transaction services revenue were from a single customer.
     Additionally, for the years ended December 31, 2007 and 2006 and 2005, approximately 6%, 8% and 7% of consolidated revenues, and 41%, 45% and 50% of Laboratory Communication segment revenues, respectively were from a single customer for the sale, lease, and service of communication devices.
(14) Employee Benefit Plans
     (a) 401(k) Savings Plan — MedAvant has a 401(k) retirement plan for substantially all employees who meet certain minimum lengths of employment and minimum age requirements. Contributions may be made by employees up to the maximum IRS limit. Discretionary matching contributions are approved or declined by the Company’s Board of Directors each year. There were no matching contributions during 2007 and $.01 million in matching contributions during 2006, and none during 2005. Funding of matching contributions each year may be offset by forfeitures from terminated employees. As of December 31, 2007, there was approximately $0.3 million in available forfeitures that the Company intends to use to offset future matching contributions.

     (b) Deferred Compensation Plan — As part of our acquisition of PlanVista, the Company has a deferred compensation plan with three former officers of PlanVista and its predecessor companies. The deferred compensation, which together with accumulated interest is accrued but unfunded, is distributable in cash after retirement or termination of employment and amounted to approximately $0.5 million and $0.6 million at December 31, 2007 and 2006, respectively. All participants are eligible at age 65 to receive such deferred amounts and are currently receiving distributions, together with interest at 12% annually.
(15) Contingencies
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
     We were named as a defendant in an action filed in July 2006, in the United States District Court of New Jersey by MedAvante, Inc., (“MedAvante”). MedAvante claimed that our use of the names “MedAvant” and “MedAvant Healthcare Solutions” infringed trademark rights allegedly held by MedAvante. MedAvante sought unspecified compensatory damages and injunctive relief. On February 12, 2007, the District Court issued a settlement order. The existence of a proposed Settlement and Release Agreement is currently being litigated. The total value of the contested settlement would be approximately $1.3 million, of which $1.0 million would be covered by insurance proceeds. The Company does not believe the parties have agreed to the terms of any settlement agreement. MedAvante has taken the opposing view. The Court has not yet ruled on the matter. The Company has accrued the preliminary estimate of $0.3 million (net of expected insurance proceeds) based upon the uncertain outcome of any litigation.
     From time to time, we are a party to other legal proceedings in the course of our business. We, however, do not expect such other legal proceedings to have a material adverse effect on our business or financial condition.
(16) Commitments and Other
     (a) Leases — MedAvant leases certain computer and office equipment used in its Transaction Services business that have been classified as capital leases. The Company also leases premises and office equipment under operating leases which expire on various dates through 2012. The leases for the premises contain renewal options and require MedAvant to pay such costs as property taxes, maintenance and insurance. At December 31, 2007, the present value of the capital leases and the future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year (net of payments to be received under subleases) are as follows:

	Capital	Operating
	(In thousands)
2008	$891	$1,422
2009	474	1,291
2010	51	556
2011	—	79
2012	—	29

Total minimum lease payments	1,416	$3,377

Less amount representing interest	120

Present value of minimum lease payments	$1,296

     The Company recognizes rent expense on a straight-line basis over the related lease terms. Total rent expense for all operating leases amounted to $2.1 million in 2007, $2.0 million in 2006, and $2.2 million in 2005.
     (b) Employment Agreements — The Company entered into employment agreements with certain executives and other members of management that provide for cash severance payments if these employees are terminated without cause. The Company’s aggregate commitment under these agreements is $2.3 million at December 31, 2007.
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
          As more fully described in Note 9, Debt Obligations, in connection with the June Amendment to the Laurus Senior Notes, we issued 572,727 shares of our common stock to Laurus that were valued at approximately $1.0 million.
     The Company currently has $13.1 million of convertible notes outstanding to former shareholders of MedUnite. During the years ending December 31, 2007, 2006, and 2005, revenue generated from these shareholders totaled $8.6 million, $10.8 million and $14.8 million, respectively.
(18) Quarterly Financial Data (unaudited)
     The following table summarizes the quarterly consolidated statement of operations data for each of the eight quarters in the years ended December 31, 2007 and 2006. The data is derived from the Company’s audited consolidated financial statements, which appear elsewhere in this document.
     The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes.
Unaudited

	2007 Quarter Ended
	March 31		September 30
	(1)	June 30	(1)	December 31
	(In thousands except share and per share data)
Net revenues	$14,996	$14,286	$12,040	$12,801
Gross margin (2)	$10,811	$10,130	$8,300	$9,931
Operating loss	$(21,242)	$(3,151)	$(3,828)	$(852)
Loss from continuing operations	$(22,195)	$(4,143)	$(5,192)	$(5,258)
Net loss applicable to common shareholders	$(22,195)	$(4,143)	$(5,192)	$(5,258)
Net loss per share (basic and diluted)	$(1.68)	$(0.31)	$(0.38)	$(0.39)
Basic and diluted weighted average Common Shares outstanding	13,210,188	13,266,831	13,782,915	13,513,027

	2006 Quarter Ended
			September 30
	March 31	June 30	(3)	December 31
Net revenues	$18,075	$15,557	$15,983	$15,848
Gross margin (2)	$12,201	$11,004	$11,404	$11,381
Operating loss	$(887)	$(1,043)	$(839)	$(601)
Loss from continuing operations	$(1,573)	$(1,839)	$(1,596)	$(1,602)
Net loss applicable to common shareholders	$(1,573)	$(1,839)	$(1,596)	$(1,602)
Net loss per share (basic and diluted)	$(0.12)	$(0.14)	$(0.12)	$(0.12)
Basic and diluted weighted average Common Shares outstanding	13,203,702	13,204,842	13,210,188	13,210,188

(1)	Includes an impairment charge of $19.5 million and $2.1 million for the quarters ended March 31 and September 30, respectively. See Note 7.

(2)	Gross Margin includes depreciation for direct revenue generating assets.

(3)	Includes an impairment charge of $96.4 million, see Note 7.
(19) Subsequent Events (unaudited)
          Departure of John Lettko
          On February 28, 2008, John Lettko resigned as the Company’s Chief Executive Officer (“CEO”) and from our board of directors, effective immediately. Mr. Lettko’s resignations did not relate to any disagreements with us on any matter related to our operations, policies or practices. Effective as of February 28, 2008, in connection with the Separation Agreement, the employment agreement between us and Mr. Lettko, dated May 10, 2005 (the “Lettko Employment Agreement”), was terminated in full and is of no further force or effect. The Lettko Employment Agreement provided for Mr. Lettko to serve as our CEO and to receive a minimum annual base salary of Four Hundred Thousand Dollars ($400,000).
     In connection with Mr. Lettko’s resignation, we entered into the Separation Agreement which supercedes any severance provisions set forth in the Lettko Employment Agreement. Upon Mr. Lettko’s execution of the Separation Agreement, which provides a full and complete release of any and all claims against us, as severance we shall: (i) pay Mr. Lettko Two Hundred Ten Thousand Dollars ($210,000), the amount equal to six (6) months of Mr. Lettko’s base salary as of the date of his resignation in equal installments over a six (6) month period in accordance with our standard payroll policies; (ii) pay Mr. Lettko all accrued vacation or paid time off not already taken, which, in the aggregate, equals Fifty Five Thousand Six Hundred Fifty Four Dollars and Four Cents ($55,654.04); and (iii) continue to pay benefits for Mr. Lettko for six (6) months after the date of his resignation. In addition, the Separation Agreement provides that the vesting of any and all stock options granted to Mr. Lettko by us ceased as of the effective date of Mr. Lettko’s resignation. Mr. Lettko may exercise all or a portion of such vested stock options for a period of eighteen (18) months following the effective date of Mr. Lettko’s resignation.
     The Separation Agreement also provides that Mr. Lettko shall not: (i) for a period of one (1) year following the effective date of Mr. Lettko’s resignation, solicit any of our current employees to leave our employ; or (ii) use any of our proprietary information to unlawfully interfere with any of our business relationships, including, without limitation, those with our customers, clients, suppliers, consultants, attorneys, accountants and other agents, whether or not evidenced by written or oral agreements.
     (c) On February 28, 2008, our prior Chief Executive Officer, John Lettko, resigned. Pursuant to the terms of a Separation Agreement and Release dated February 28, 2008, we are obligated to pay Mr. Lettko as follows: i) pay Mr. Lettko $210,000, the amount equal to six (6) months of his base salary in effect as of his resignation, and ii) time off not taken, which equals $55,654.04.
          Sale of NPPN Business
          On November 8, 2007 we announced a definitive agreement to sell our NPPN business, also known as our Cost Containment Business or Preferred Provider Organization (“PPO”) to Coalition America, Inc. for approximately $23.5 million in cash. Pursuant to the terms of an Escrow Agreement, $3 million of the purchase price was placed in escrow to cover possible indemnification claims and the purchase price will be subject to a working capital adjustment.
          Pursuant to applicable law, this transaction required shareholder approval. We mailed a definitive proxy on December 28, 2007 and a shareholder meeting was held on January 23, 2008. Shareholders representing approximately 66 percent of shares eligible to vote approved the proposal. The closing occurred on February 1, 2008 and the remaining $20 million net proceeds were allocated as follows: $4.0 million was used to pay transaction costs and certain Cost Containment Business liabilities, and the remaining $16.5 million reduced a portion of the Company’s senior debt.
          Because of the shareholder vote requirement, we determine that as of the December 31, 2007 balance sheet date, the transaction was not “probable” within the context of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Intangible Assets”. Therefore, we have included the NPPN results in our results from continuing operations. This footnote contains unaudited pro forma financial information for the periods presented below.
Sale of NPPN Business
General Information
     The following unaudited pro forma consolidated financial information sets forth the pro forma consolidated results of operations of the Company for the twelve months ended December 31, 2007, 2006, 2005 and 2004, and the pro forma consolidated financial position of the Company as of December 31, 2007.
     The unaudited pro forma consolidated results of operations for the twelve months ended December 31, 2007, 2006, 2005 and 2004 have been derived from the Company’s historical consolidated financial information and give effect to the following transaction as if it had occurred on January 1, 2004 (the earliest period presented). In addition, the unaudited pro forma consolidated balance sheet as of December 31, 2007 has been derived from the Company’s historical consolidated financial information and gives effect to the following transaction as if it had occurred on December 31, 2007:
•	Transaction — The proposed sale of substantially all of the net assets of the Company’s Cost Containment Business to Coalition America, Inc, (“CAI”) in exchange for $23.5 million in cash. At closing, $3.0 million of the cash proceeds will be placed in escrow to cover possible indemnification claims, $4.0 million will be used to pay transaction costs and certain Cost Containment Business liabilities, and the remaining $16.5 million will be used to pay down a portion of the Company’s senior debt.
     The unaudited pro forma consolidated financial information has been prepared in accordance with Article 11 of Regulation S-X of the SEC and should be read in conjunction with the Company’s historical audited consolidated financial statements and unaudited interim consolidated financial statements included in this Proxy Statement as Appendix C and Appendix D, respectively.
     The unaudited pro forma consolidated financial information does not purport to represent what the Company’s consolidated results of operations or consolidated financial position would have been if this transaction had occurred on the date indicated and are not intended to project the Company’s consolidated results of operations or consolidated financial position for any future period or date.
     The unaudited pro forma adjustments are based on estimates and certain assumptions that the Company believes are reasonable. The unaudited consolidated pro forma adjustments and primary assumptions are described in the accompanying notes herein.

ProxyMed, Inc. and Subsidiaries
Pro Forma Balance Sheets
As of December 31, 2007
(Unaudited)

	ProxyMed,
	Inc.
	Historical	Cost	Proforma
	Consolidated	Containment	Adjustments		Pro Forma
	(a)	Business (b)	©		Consolidated
	(amounts in thousands)
Cash and Cash Equivalents	$1,390	$224	$20,500	1	$1,390
			(20,500	) 2
			224	3

Accounts Receivable, Net	12,772	8,096			4,676
Note and Other Receivables	89	0			89
Inventory	434	0			434
Other Current Assets	1,190	395			795

Total Current Assets	15,875	8,715	224		7,384

Property and Equipment, Net	3,396	71			3,325

Goodwill, Net	11,870	8,176			3,694
Purchased technology, capitalized software and other intangibles, net	9,084	6,861			2,223
Other Assets	430	98			332

Total Assets	$40,655	$23,921	$224		$16,958

Accounts payable, accrued expenses, and other current liabilities	$13,339	$2,153	$(2,000	) 5	$9,186

Current portion of capital leases	790	0			790
Notes payable and current portion of long-term debt	31,975	0	(16,500	) 6	14,853
			(622	) 7

Deferred revenue	346	0			346
Income taxes payable	237	0			237

Total Current Liabilities	46,687	2,153	(19,122)		25,412

Income Taxes Payable	0	0			0
Other long-term debt	0	0	0		0
Long term capital leases	506	0			506
Long term deferred revenue and other long-term liabilities	447	0			447

Total Liabilities	47,640	2,153	(19,122)		26,365

Stockholders’ Equity
Preferred Stock	0	0			0
Common Stock	14	0			14
Additional Paid-In Capital	245,763	230,483	230,483	8	245,763
Retained Earnings (Deficit)	(252,762)	(208,715)	(230,483	) 8	(255,184)
			224	3
			(1,200	) 9
			20,500	1
			(178	) 7

Total Stockholder’s Equity	(6,985)	21,768	19,346		(9,407)
Total Liabilities and Stockholders’ Equity	$40,655	$23,921	$224		$16,958

See the accompanying notes to the unaudited pro forma consolidated financial information

ProxyMed, Inc. and Subsidiaries
Pro Forma Consolidated Results of Operations
Twelve Months Ended December 31, 2007
(Unaudited)

	ProxyMed,
	Inc.
	Historical	Cost	Pro Forma
	Consolidated	Containment	Adjustments		Proforma
	(a)	Business (b)	(c)		Consolidated

Net revenues:
Transaction fees, cost containment services and license fees	$47,978	18,987			28,991

Communication devices and other tangible goods	6,145	0			6,145

	54,123	18,987			35,136

Costs and expenses:
Cost of transaction fees, cost containment services and license fees, excluding depreciation and amortization	11,183	5,612			5,571
Cost of laboratory communication devices and other tangible goods, excluding depreciation and amortization	3,768	0			3,768

Selling, general and administrative expenses	40,351	12,652			27,699
Depreciation and amortization	6,417	1,919			4,155
Write-off of impaired assets	21,551	14,409			7,485
Other expense, net	0	0			0
(Gain)/Loss on disposal of assets	(74)	0			(74)
Litigation settlements	0	0			0

Total Expenses	83,196	34,592	0		48,604

Operating income (loss)	(29,073)	(15,605)	0		(13,468)

Other (Income), net	0	0			0
Interest expense, net	7,715		(6,815	) 1	900

(Gain)/Loss on sale of business					0

Income (loss) before income taxes	(36,788)	(15,605)	6,815		(14,368)
Provision for income taxes	0	0	0		0

Net Income (loss)	$(36,788)	(15,605)	6,815		(14,368)

Basic and diluted weighted average shares outstanding	13,513,027	13,513,027	13,513,027		13,513,027

Basic and diluted loss per share	$(2.72)	(1.15)	0.50		(1.06)

See the accompanying notes to the unaudited pro forma consolidated financial information.

ProxyMed, Inc. and Subsidiaries
Pro Forma Consolidated
Statement of Operations
Twelve Months Ended December 31, 2006
(Unaudited)

	ProxyMed, Inc
	Historical	Cost Containment	Pro Forma		Pro Forma
	Consolidated (a)	Business (b)	Adjustments (c)		Consolidated
	(In thousands except for share and per share data)
Net Revenues:
Transaction fees, cost containment services and license fees	$56,240	$23,886			$32,354
Communication devices and other tangible goods	9,222	0			9,222

	65,462	23,886			41,576
Cost and expenses:
Cost of transaction fees, cost containment services and license fees, excluding depreciation and amortization	13,944	6,869			7,075
Cost of laboratory communication devices and other tangible goods, excluding depreciation and amortization	5,389	0			5,389
Selling, general and administrative expenses	41,787	11,830			29,957
Depreciation and amortization	7,379	2,919			4,460
Write-off of impaired assets	0	0			0
Other expense, net	0	0			0
(Gain)/Loss on disposal of assets	12	(7)			19
Litigation settlements	321	0			321

Total Expenses	68,832	21,611	0		47,221

Operating income (loss)	(3,370)	2,275	0		(5,645)
Other (Income), net	0	0			0
Interest expense, net	3,240	0	(2,340	) 1	900
Income (loss) before income taxes	(6,610)	2,275	2,340		(6,545)
Provision for income taxes	0	887	887	2	0

Net Income (loss)	$(6,610)	$1,388	$1,453		$(6,545)

Basic and diluted weighted average shares outstanding	13,207,789	13,207,789	13,207,789		13,207,789
Basic and diluted loss per share	$(0.50)	$0.11	$0.11		$(0.50)

See the accompanying notes to the unaudited pro forma consolidated financial information.

ProxyMed, Inc. and Subsidiaries
Pro Forma Consolidated
Statement of Operations
Twelve Months Ended December 31, 2005
(Unaudited)

	ProxyMed, Inc
	Historical	Cost Containment	Pro Forma		Pro Forma
	Consolidated (a)	Business (b)	Adjustments (c)		Consolidated
	(In thousands except for share and per share data)
Net Revenues:
Transaction fees, cost containment services and license fees	$67,909	$27,943			$39,966
Communication devices and other tangible goods	9,610	0			9,610

	77,519	27,943			49,576
Cost and expenses:
Cost of transaction fees, cost containment services and license fees, excluding depreciation and amortization	20,674	10,265			10,409
Cost of laboratory communication devices and other tangible goods, excluding depreciation and amortization	6,150	0			6,150
Selling, general and administrative expenses	47,962	12,826			35,136
Depreciation and amortization	9,305	4,421			4,884
Write-off of impaired assets	96,416	70,313			26,103
Other expense, net	0	0			0
(Gain)/Loss on disposal of assets	14	0			14
Litigation settlements	175	175			0

Total Expenses	180,696	98,000	0		82,696

Operating income (loss)	(103,177)	(70,057)	0		(33,120)
Other (Income), net	(1)	0			(1)
Interest expense, net	2,118	0	(1,218	) 1	900
Income (loss) before income taxes	(105,294)	(70,057)	1,218		(34,019)
Provision for income taxes	0	0			0

Net Income (loss)	$(105,294)	$(70,057)	$1,218		$(34,019)

Basic and diluted weighted average shares outstanding	12,707,695	12,707,695	12,707,695		12,707,695
Basic and diluted loss per share	$(8.29)	$(5.51)	$0.10		$(2.68)

See the accompanying notes to the unaudited pro forma consolidated financial information.

ProxyMed, Inc. and Subsidiaries
Pro Forma Consolidated
Statement of Operations
Twelve Months Ended December 31, 2004
(Unaudited)

	ProxyMed, Inc
	Historical	Cost Containment	Pro Forma		Pro Forma
	Consolidated (a)	Business (b)	Adjustments (c)		Consolidated
	(In thousands except for share and per share data)
Net Revenues:
Transaction fees, cost containment services and license fees	$73,538	$26,913			$46,625
Communication devices and other tangible goods	16,708	0			16,708

	90,246	26,913			63,333
Cost and expenses:
Cost of transaction fees, cost containment services and license fees, excluding depreciation and amortization	22,626	8,788			13,838
Cost of laboratory communication devices and other tangible goods, excluding depreciation and amortization	11,586	0			11,586
Selling, general and administrative expenses	48,023	10,967			37,056
Depreciation and amortization	9,763	4,123			5,640
Write-off of impaired assets	0	0			0
Other expense, net	0	0			0
(Gain)/Loss on disposal of assets	47	0			47
Litigation settlements	175	175			0

Total Expenses	92,220	24,053	0		68,167

Operating income (loss)	(1,974)	2,860	0		(4,834)
Other (Income), net	(134)	0			(134)
Interest expense, net	1,920	0	(1,020	) 1	900
Income (loss) before income taxes	(3,760)	2,860	1,020		(5,600)
Provision for income taxes	40	1,115	1,115	2	40

Net Income (loss)	$(3,800)	$1,745	$(95)		$(5,640)

Basic and diluted weighted average shares outstanding	11,617,601	11,617,601	11,617,601		11,617,601
Basic and diluted loss per share	$(0.33)	$0.15	$(0.01)		$(0.49)

See the accompanying notes to the unaudited pro forma consolidated financial information.

ProxyMed, Inc. and Subsidiaries
Notes to Unaudited Pro Forma Consolidated Financial Information
(19) Subsequent Events (unaudited) (continued)
Sale of NPPN Business
I. Adjustments to unaudited pro forma consolidated balance sheet
  (a) ProxyMed, Inc.
     Represents the historical unaudited consolidated balance sheet as of December 31, 2007 as reported in the Company’s Form 10-K for the year ended December 31, 2007.
  (b) Cost Containment Business
     Represents the elimination of the Cost Containment Business’ assets and liabilities, as reflected in the historical consolidated balance sheet of the Company as of December 31, 2007.
     The Cost Containment Business’ historical financial position is included within the Company’s Transaction Services segment for financial reporting purposes. However, the Company does maintain a separate balance sheet and subsidiary ledger for the Cost Containment Business, and the corresponding assets and liabilities of the Cost Containment Business have been allocated based on the Cost Containment Business’ subsidiary ledger and the corresponding assets and liabilities being sold. In addition, certain liabilities, such as revolving debt and other senior debt, have been transacted through the corporate accounts of the Company and therefore have not historically been reflected in the Cost Containment Business. As such, for purposes of the Cost Containment Business balance sheet, corporate debt was allocated to the Cost Containment Business on the basis of total assets of the Cost Containment Business compared to total consolidated assets.
  (c) Pro Forma Adjustments
     1) At the close of the transaction, the Company will receive net proceeds of $20.5 million after the placement of $3.0 million in escrow to cover possible indemnification claims that may arise from this transaction.
     2) Represents the pay down of the Company’s senior debt, a term note related to the Cost Containment Business, certain Cost Containment Business accounts payables and transaction costs, as further described below.
     3) The Company will retain the Cost Containment Business’ cash balances at closing.
     4) This amount reflects the write off of deferred financing costs as a result of the pay down of $16.5 million of the Company’s senior debt and was estimated based on the percentage of senior debt being paid down at closing.
     5) Approximately $2.0 million of the cash proceeds will be used to pay certain accounts payable over approximately 45 days outstanding and attributable to the Cost Containment Business at closing.
     6) Approximately $16.5 million of the cash proceeds will be used to pay down a portion of the Company’s senior debt at closing.
     7) Approximately $0.8 million of the cash proceeds will be used to extinguish a Cost Containment Business note payable at closing.
     8) This amount reflects the elimination of the paid in capital and accumulated deficit related to the Company’s investment in the Cost Containment Business.
     9) Approximately $0.9 million of the cash proceeds will be used to pay transaction costs to outside advisors at closing.
II. Adjustments to unaudited pro forma consolidated statements of operations
  a) ProxyMed, Inc.
     Represents the historical unaudited consolidated statement of operations for the years ended December 31, 2007, 2006, 2005, and 2004, as reported in the Company’s Form 10-K for the year ended December 31, 2007.
  b) Cost Containment Business
     Represents the elimination of Cost Containment Business’ revenues and expenses as reflected in the historical consolidated statement of operations of the Company for the years ended December 31, 2007, 2006, 2005, and 2004. The Cost Containment Business’ 2004 revenues and expenses represent only 10 months of operating results (March 2, 2004 through December 31, 2004) because the Company acquired the operations of the Cost Containment Business through its acquisition of PlanVista on March 2, 2004.
     The Cost Containment Business’ historical financial results are reported as part of the Company’s Transaction Services segment for financial reporting purposes. However, the Company does maintain a separate income statement and subsidiary ledger for the Cost Containment Business, and the corresponding operating revenues and expenses of the Cost Containment Business have been allocated based on the Cost Containment Business’ subsidiary ledger. In addition, certain expenses, including certain payroll, share-based compensation, professional fees, insurance, and other corporate overhead, have been transacted through the corporate accounts of the Company and therefore have not historically been reflected in the Cost Containment Business. As such, for purposes of the Cost Containment Business balance sheet, these expenses were allocated to the Cost Containment Business statement of operations as follows:
     a) Payroll, share based-compensation, professional fees and insurance — allocated based on Cost Containment Business revenue as a percentage of consolidated revenue.
     b) Other corporate overhead — allocated primarily based on Cost Containment Business headcount as a percentage to total consolidated headcount.
     c) Provision for income taxes has been estimated based on the historical statutory tax rate of 39% for the periods presented, where applicable.
  c) Pro forma adjustments
     1) Represents adjustment to reflect interest and loan amortization expense after the payment of approximately $16.5 million of the Company’s senior debt and approximately $0.6 million of a Cost Containment Business note payable for the periods presented.
     The following table reflects the assumed interest rate and amounts of borrowings the pro forma interest expense calculation is based on and the pro-forma deferred loan amortization costs for each nine and twelve month period presented:

			Pro-forma interest
		Amount of	expense — twelve
Interest expense (in thousands)	Total rate	borrowing	month periods
Senior debt	10.0%	$1,690	$169
Convertible debt	4.0%	$13,137	$525
Other	7.0%	$1,479	$104

Total interest expense			$798
Amortization of deferred financing costs (in thousands)
Senior debt			$102

Total amortization of deferred financing costs			$102

Total interest expense and amortization of deferred financing costs			$900

	ProxyMed, Inc. Historical
Interest and amortization expense (in thousands)	Consolidated	Pro forma Adjustment
Twelve months ended December 31, 2007	$7,715	$6,815
Twelve months ended December 31, 2006	$3,240	$2,340
Twelve months ended December 31, 2005	$2,118	$1,218
     2) Provision for income tax is eliminated due to a remaining net loss after the elimination of the Cost Containment Business and the pro forma adjustments.
Laurus Revolving Line of Credit
On February 11, 2008, ProxyMed, Inc. d/b/a MedAvant Healthcare Solutions (the “Company”), and certain of its wholly owned subsidiaries, executed a Waiver and Amendment Agreement (the “Amendment”) to that certain Security and Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”) dated December 6, 2005 (the “Loan Agreement”).
     Pursuant to the Amendment, the parties have agreed to reduce the maximum available amount under the Loan Agreement from $18,000,000 to: (i) for the period commencing on February 7, 2008 through and including February 29, 2008, $5,200,000, (ii) for the period commencing on March 1, 2008 through and including March 15, 2008, $5,700,000, and (iii) for the period commencing on March 16, 2008 through and including April 30, 2008, $6,200,000; provided, however, that in the event a Budget Violation (defined below) occurs during any such period of time, the maximum amount available under the Loan Agreement shall automatically become $5,200,000 for the duration of the term of the loan. The parties acknowledged and agreed that as of February 4, 2008, an aggregate principal amount of $4,059,115.17 was outstanding under the Loan Agreement. In addition, the Loan Agreement was amended such that interest shall accrue on the outstanding principal amount at a rate of 12% per annum calculated based on a 360 day year and payable monthly, in arrears, commencing on March 1, 2008, and on the first business day of each consecutive calendar month thereafter until April 30, 2008 at which time all outstanding principal and accrued but unpaid interest shall become due and payable.
     Pursuant to the Amendment, the Company is obligated to prepare and deliver to Laurus a cumulative transaction report on a weekly basis during the period from February 29, 2008 through April 30, 2008 setting forth the Company’s cumulative transactions and cumulative cash receipts for the applicable period, estimated revenues for the applicable period, and, on the first day of each month, the actual revenues for the prior month. A “Budget Violation” occurs at such time as: (i) the Company’s cumulative transactions and cumulative cash receipts are more than five percent (5%) less than projected targets for such cumulative transactions and cumulative cash receipts as set forth in a mutually agreed upon budget for the applicable period, (ii) the Company’s estimated revenues are more than fifteen percent (15%) less than the projected estimated revenues for the applicable period as set forth in a mutually agreed upon budget for the applicable period, or (iii) the Company’s actual revenues for the applicable prior month are more than five percent (5%) less than the projected target for such actual revenues for such month as set forth in a mutually agreed upon budget for such month.
     In addition, pursuant to the Amendment, Laurus waived its rights under the Loan Agreement with respect to the existing default under the Loan Agreement, and the Company released Laurus and certain related parties from any claims the Company may have against such released parties related to acts or omissions of Laurus or such related parties prior to the date of the Amendment. Further, (i) in consideration for the partial reduction of the maximum available amount under the Loan Agreement prior to the expiration of the revolving loan term, the Company has paid Laurus a one time fee equal to $472,000, and (ii) pursuant to the terms of the Loan Agreement, the Company also paid Laurus a one time term note termination fee of $455,357.
PROXYMED, INC., AND SUBSIDIARIES
SCHEDULE II — Valuation and Qualifying Accounts

	Allowance for Doubtful Accounts
		Additions
		Charged
	Balance at	to
	Beginning of	Costs and	Charged to Other	Deductions	Balance at
Year Ended December 31,	Year	Expenses	Accounts (1)	(2)	End of Year
			(In thousands)
2007	$3,777	2,895	703	1,295	8,670
2006	$5,525	641	8,416	10,805	$3,777
2005	$3,168	695	4,777	3,115	$5,525

(1)	Includes amounts charged against revenue in 2005, 2006, and 2007 of, ($4,777), ($2,209) and ($1,598), respectively.

(2)	Primarily write-off of bad debts and amounts charged against revenues, net of recoveries.