Form 10-Q
period 2008-03-31
PROXYMED INC /FT LAUDERDALE/
filed 2008-05-20
CIK 906337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________________ to ____________________
Commission file number # 000-22052
PROXYMED, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0202059
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1854 Shackleford Court, Suite 200, Norcross, Georgia	30093
(Address of Principal Executive Offices)	(Zip Code)
(770) 806-9918
(Registrant’s Telephone Number Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). [ ] Yes [X] No
As of May 7, 2008, 13,782,915 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

PROXYMED, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands except for share and per share data)

	(Unaudited)
	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$272	$1,390
Accounts receivable — trade, net of allowance for doubtful accounts of $755 and $8,668, respectively	5,041	12,772
Escrow and other receivables, net of escrow allowance of $3,000 in 2008	16	89
Inventory, net	294	434
Other current assets	1,119	1,190

Total current assets	6,742	15,875

Property and equipment, net	2,900	3,396
Goodwill	3,694	11,870
Purchased technology, capitalized software and other intangible assets, net	1,840	9,084
Other long-term assets	741	430

Total assets	$15,917	$40,655

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$7,432	$13,339
Current portion of capital leases	815	790
Notes payable and revolving credit facilities	19,054	31,975
Deferred revenue	267	346
Income taxes payable	—	237

Total current liabilities	27,568	46,687
Long-term portion of capital leases	294	506
Long-term deferred compensation and other long-term liabilities	432	447

Total liabilities	28,294	47,640

Commitments and contingencies (see Note 9)
Stockholders’ deficit:
Series C 7% Convertible Preferred Stock — $.01 par value. Authorized
300,000 shares; issued 253,265 shares; outstanding 2,000; liquidation preference $100
Common Stock — $.001 par value. Authorized 30,000,000 shares; issued and outstanding 13,782,915 shares	14	14
Additional paid-in capital	245,799	245,763
Accumulated deficit	(258,190)	(252,762)

Total stockholders’ deficit	(12,377)	(6,985)

Total liabilities and stockholders’ deficit	$15,917	$40,655

The accompanying notes are an integral part of these consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(amounts in thousands except for share and per share data)

	Three Months Ended March, 31
		(Reclassified)
	2008	2007
Net revenues:
Transaction fees and license fees	$8,044	$7,601
Communication devices and other tangible goods	455	1,939

	8,499	9,540

Costs and expenses:
Cost of transaction fees and license fees, excluding depreciation and amortization	1,929	1,522
Cost of laboratory communication devices and other tangible goods, excluding depreciation and amortization	78	1,071
Selling, general and administrative expenses	6,743	7,166
Depreciation and amortization	889	1,173
Loss on disposal of assets	3	3
Litigation settlements	6	—
Write-off of impaired assets	—	5,040

	9,648	15,975

Operating loss	(1,149)	(6,435)
Interest expense, net	632	876

Loss from continuing operations before income taxes	(1,781)	(7,311)
Provision for income taxes	—	—

Loss from continuing operations, net	(1,781)	(7,311)
Loss from discontinued operations (including loss on disposal of $1,367 in 2008)	(3,646)	(14,885)

Net loss	$(5,427)	$(22,196)

Basic and diluted weighted average shares used in computing loss per share	13,782,915	13,210,188

Basic and diluted loss per share from continuing operations	$(0.13)	$(0.55)
Basic and diluted loss per share from discontinued operations	(0.26)	(1.13)

Net loss per share	$(0.39)	$(1.68)

The accompanying notes are an integral part of these consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,427)	$(22,196)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Non cash interest	84	261
Depreciation and amortization	1,003	1,807
Provision for obsolete inventory	3	9
Loss on sale of business	1,367	—
Loss on disposal of impaired assets	—	19,449
Loss on disposal of fixed assets	3	3
Allowance for bad debt and escrow recovery	(4,913)	603
Share-based compensation	36	265
Changes in assets and liabilities:
Accounts and other receivables	1,276	(691)
Inventory	137	(174)
Other current and non-current assets	(745)	(281)
Accounts payable and accrued expenses	(4,484)	(923)
Deferred revenue	390	(95)
Income taxes payable	(244)	(164)
Other non-current liabilities	89	(134)

Net cash (used in) operating activities	(11,425)	(2,261)

Cash flows from investing activities:
Capital expenditures	(7)	(279)
Capitalized software	(77)	(192)
Divestiture of business	23,500	—

Net cash provided by (used in) investing activities	23,416	(471)

Cash flows from financing activities:
Draws on line of credit	11,409	14,063
Repayment of line of credit	(20,338)	(10,733)
Payment of notes payable, capital leases and long-term debt	(4,180)	(838)

Net cash (used in) provided by financing activities	(13,109)	2,492

Net (decrease) in cash and cash equivalents	(1,118)	(240)
Cash and cash equivalents at beginning of period	1,390	682

Cash and cash equivalents at end of period	$272	$442

The accompanying notes are an integral part of these consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(1)	Summary of Significant Accounting Policies
a)	Basis of Presentation— The accompanying unaudited consolidated financial statements of ProxyMed, Inc. d/b/a MedAvant Healthcare Solutions (“MedAvant,” “we,” “us,” “our,” or “the Company”) and the notes thereto have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The unaudited results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on April 15, 2008 (“10-K”).

b)	Going Concern— Over the last several years the Company has experienced declining revenues, recurring losses from operations and limitations on access to capital. As of March 31, 2008, the Company’s working capital deficit was approximately $20.8 million and the accumulated deficit was approximately $258.2 million. The Company had availability under its Revolving Credit Facility of approximately $1.7 million at December 31, 2007, approximately $0.3 million at March 31, 2008, and approximately $0.6 million as of May 7, 2008.

As of March 31, 2008 the Company had senior and subordinated debt in the aggregate principal amount of approximately $19.1 million that matures through 2008; of the $19.1 million approximately $6 million is due and owing to Laurus Master Fund, Ltd. (“Laurus”) and is secured by substantially all of the Company’s assets. The amount owed to Laurus comes due on July 31, 2008. An additional $13.1 million in subordinated, unsecured debt is due by December 31, 2008. Although a portion of the proceeds from the sale of the Company’s subsidiaries, Plan Vista Solutions, Inc., National Network Services, LLC, Plan Vista Corporation, Medical Resource, LLC, and National Provider Network, Inc. (collectively, the “Cost Containment Subsidiaries”, “Cost Containment Business”, or “NPPN”) in February 2008 was used to reduce the Laurus debt, the Company currently does not have the resources to repay in full the Laurus debt and the convertible notes when they mature in July 2008 and December 2008, respectively. The Company is currently in discussions with its lenders and exploring alternatives to restructure or refinance this debt. If the Company is unable to obtain additional funding to repay or refinance the senior and subordinated debt prior to maturity, the lenders could foreclose on the Company’s assets and/or take certain other action against the Company. The effect of any such action on the Company’s operations and stock price could be significantly negative, and the Company may be unable to continue as a going concern.

The Company closely monitors its liquidity, capital resources and financial position on an ongoing basis, and has undertaken a variety of initiatives in an effort to improve its liquidity position and continues to look for opportunities to increase revenues and reduce operating expenses.

c)	Revenue Recognition— Revenue is derived from the Company’s Transaction Services and Laboratory Communication segments.

Revenues in the Transaction Services segment are recorded as follows:

☐	Revenues derived from insurance payers, pharmacies and submitters are recognized on a per transaction basis or flat fee basis in the period the services are rendered.
☐	Revenues associated with revenue sharing agreements are recorded as gross revenue on a per transaction basis or on a percentage of revenue basis, and may involve increasing amounts or percentages based on transaction or revenue volumes achieved. This treatment is in accordance with Emerging Issues Task Force Consensus No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”
☐	Revenues from certain up-front fees are recognized ratably over the term of the contract. This treatment is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”).
☐	Revenues from support and maintenance contracts are recognized ratably over the contract period.

Revenues in the Laboratory Communication segment are recorded as follows:
☐	Revenues from support and maintenance contracts is recognized ratably over the contract period.
☐	Revenues from the sale of inventory and manufactured goods is recognized when the product is delivered, price is fixed or determinable, and collectibility is probable. This treatment is in accordance with SAB No. 104.
☐	Revenues from the rental of laboratory communication devices is recognized ratably over the period of the rental contract.
d)	Allowance for Doubtful Accounts/Revenue Allowances/Bad Debt Estimates— The Company relies on estimates to determine revenue adjustments and the adequacy of its allowance for doubtful accounts receivable. These estimates are based on the Company’s historical experience and the industry in which the Company operates. If the financial condition of the Company’s customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, in the Company’s Transaction Services segment, the Company evaluates the collectibility of its accounts receivable based on a combination of factors, including historical collection ratios.

In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a reserve for doubtful accounts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off history and the length of time the receivables are past due. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for losses.

e)	Net Loss per Share— Basic net loss per share of the Company’s Common Stock is computed by dividing the net loss by the weighted average shares of Common Stock outstanding during the period. Diluted net loss per share reflects the potential dilution from the exercise or conversion of instruments into the Company’s Common Stock; however, the following shares were excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive:

	Three months ended March 31,
	(unaudited)	(unaudited)
	2008	2007
Instruments excluded from the computation of net loss per share:
Convertible preferred stock	13,333	13,333
Convertible notes payable	238,989	238,989
Stock options	1,505,102	1,786,426
Warrants	—	13,333

	1,757,424	2,052,081

f)	Share-Based Compensation— The Company accounts for stock-based awards under Statement of Financial Accounting Standards (“SFAS”) 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.

The fair value of stock is determined using a lattice valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. The Company recognized approximately $36,000 and $265,000 in share-based compensation expense for the three months ended March 31, 2008 and 2007, respectively.

g)	New Accounting Pronouncements— The Company adopted the provisions of Financial Accounting Standards Board (“FASB”), Interpretation No. 48, (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007. FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” which seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. Adoption of FIN 48 had no cumulative effect on the Company’s consolidated financial position at January 1, 2007. At March 31, 2008 and 2007, the Company had no significant unrecognized tax benefits related to income taxes. The Company’s policy with respect to penalties and interest in connection with income tax assessments is to classify penalties as a provision for income taxes and interest as interest expense in its consolidated income statement. The Company files income tax returns in the U.S. and several state jurisdictions. The Company believes it is no longer subject to U.S. and state income tax examinations for years before 2004.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is effective for the Company beginning January 1, 2008. SFAS No. 157 defines fair value as “the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS No. 157 also expands disclosure requirements to include: (a) the fair value measurements of assets and liabilities at the reporting date, (b) segregation of assets and liabilities between fair value measurements based on quoted market prices and those based on other methods, information that enables users to assess the method or methods used to estimate fair value when no quoted price exists. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This new standard provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB believes that SFAS No. 159 helps mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 was effective for the Company beginning January 1, 2008. The adoption of this new standard did not have a significant impact on the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which replaces SFAS No. 141 which was issued in June 2001. SFAS No. 141(R) is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, it establishes principles and requirements for how the acquirer recognizes and measures in its financial statements: a) the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is currently in the process of reviewing this guidance to determine the impact on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 will have a significant, if any, impact on our financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect the adoption of SFAS No. 161 to have a material effect on our financial position, results of operations and cash flows.

(2)	Sale of NPPN Business
     On February 1, 2008, the Company completed the sale of its subsidiaries, Plan Vista Solutions, Inc., National Network Services, LLC, Plan Vista Corporation, Medical Resource, LLC, (“MRL”) and National Provider Network, Inc. (collectively, the “Cost Containment Subsidiaries”, “Cost Containment Business”, or “NPPN”) to Coalition America, Inc. (“Coalition”) for $23.5 million. Pursuant to the terms of the Escrow Agreement, $3.0 million of the purchase price was placed in escrow to cover possible indemnification claims and the purchase price will be subject to a working capital adjustment. The Company has reserves against the entire escrow amount. The Company allocated the remaining $20.5 million net proceeds as follows: $4.0 million was used to pay transaction costs and certain NPPN liabilities, and the remaining $16.5 million was used to reduce a portion of the Company’s senior debt. As of December 31, 2007, the Company had certain assets and liabilities “held for sale” relative to its NPPN business, including current assets of $8.1 million (primarily accounts receivable), non-current assets of $15.1 million (primarily goodwill and other intangible assets), current liabilities of $2.1 million (primarily accounts payable and accrued liabilities), and non-current liabilities of $0.4 million.
     The Company recognized a loss on the sale of the NPPN business of approximately $3.4 million, which amount also includes transaction costs related to the completed sale. The NPPN business has historically been included in the Company’s Transaction Services business segment along with the EDI business segment. As a result of the sale and in accordance with SFAS No. 144, the financial operations for the NPPN business is shown separately as discontinued operations on the consolidated statements of operations. Consequently, the financial results related to the Transaction Services segment include only the financial operations of the EDI business. The following table summarizes the unaudited results of the NPPN discontinued operations for the three months ended March 31, 2008 and March 31, 2007 (in thousands):

	March 31, 2008	March 31, 2007
Operating revenues	$1,614	$5,456
Operating expenses, including depreciation and amortization of $114 and $633, respectively	3,880	5,855
Write-off of impaired assets	—	14,409

Loss from operations	(2,266)	(14,808)
Interest expense	13	77
Loss on sale of discontinued operations	(1,367)	—

Loss from discontinued operations	$(3,646)	$(14,885)

(3)	Inventory

Inventory consists of the following as of the dates indicated, and is valued at the lower of average cost or market:

	(Unaudited)
	March 31,	December 31,
	2008	2007
	(In thousands)
Materials, supplies and component parts	132	193
Work in process	134	62
Finished goods	28	179

	294	434

(4)	Goodwill & Other Intangible Assets

     As a result of the Company’s continuing revenue and stock price declines during the first quarter of 2007, the Company performed an interim goodwill impairment test as of March 31, 2007. In accordance with the provisions of SFAS No. 142, the Company used a discounted cash flow analysis which indicated that the book value of the Transaction Services segment exceeded its estimated fair value and that goodwill impairment had occurred. Step 2 of this impairment test, as prescribed by SFAS No. 142, led us to conclude that an impairment of goodwill had occurred. In addition, as a result of the goodwill analysis, the Company assessed whether there had been an impairment of the Company’s long-lived assets in accordance with SFAS No. 144. This impairment analysis indicated that the carrying value of certain finite-lived intangible assets was greater than their expected undiscounted future cash flows. Therefore, the Company concluded that these intangible assets were impaired and adjusted the carrying value of these assets to fair value. Accordingly, the Company recorded a non-cash impairment charge of $19.4 million for the three months ended March 31, 2007 in its Transaction Services Segment. This charge included a $12.5 million impairment of goodwill and a $6.9 million impairment of certain other intangibles. For the period ended March 31, 2008, the Company has reviewed its goodwill and other intangible assets and determined that no impairment existed as of that date.

     The balances in the carrying amounts of goodwill, net, for the periods ending December 31, 2007 and March 31, 2008 by operating segment are as follows:

	Transaction	Laboratory
In thousands	Services	Communications	Total
Balance as of December 31, 2007	$11,870	$—	$11,870
Balance as of March 31, 2008 (unaudited)	$3,694	$—	$3,694

     The following table summarizes the changes in the Company’s other intangibles for the three months ended March 31, 2008, net of discontinued operations.

	Other Intangibles			Other Intangibles
	Balance as of			Balance as of
	December 31,		Amortization	March 31,
(in thousands)	2007	Additions	Expense	2008 (unaudited)
Capitalized software	$1,583	$77	$(220)	$1,440
Purchased technology	640	—	(240)	400

	$2,223	$77	$(460)	$1,840

     The estimates of useful lives of other intangible assets are based on historical experience, the industry in which the Company operates, or on contractual terms. Other intangible assets are being amortized on a straight-line basis. Amortization expense was $0.5 million for each of the three months ended March 31, 2008 and 2007, respectively.

     As of March 31, 2008, estimated future amortization of other intangible assets is as follows:

In thousands (unaudited)
2008 (remainder of the year)	$1,354
2009	428
2010	58
2011	—
2012	—
2013	—

Total	$1,840
(5)	(a) Debt Obligations
Revolving Credit Facility and Term Debt-- On December 7, 2005, the Company and certain of its wholly-owned subsidiaries, entered into a Security and Purchase Agreement (“Loan Agreement”) with Laurus Master Fund, Ltd. (“Laurus”) to provide up to $20.0 million in financing to the Company. Under the terms of the Loan Agreement, Laurus extended financing to the Company in the form of a $5.0 million secured term loan (“Term Loan”) and a $15.0 million secured revolving credit facility (“Revolving Credit Facility”). The Term Loan has a stated term of five years and will accrue interest at Prime plus 2%, subject to a minimum interest rate of 8%. The Term Loan is payable in equal monthly principal installments of approximately $89,300 plus interest until the maturity date on December 6, 2010. The Revolving Credit Facility has a stated term of three years and will accrue interest at the 90 day LIBOR rate plus 5%, subject to a minimum interest rate of 7%, and a maturity date of December 6, 2008, with two one-year options at the discretion of Laurus. Additionally, in connection with the Loan Agreement, the Company issued 500,000 shares of its Common Stock, par value $0.001 per share, to Laurus that were valued at approximately $2.4 million at the time of issuance.

The Company granted Laurus a first priority security interest in substantially all of the Company’s present and future tangible and intangible assets (including all intellectual property) to secure the Company’s obligations under the Loan Agreement. The Loan Agreement contains various customary representation and warranties of the Company as well as customary affirmative and negative covenants including, without limitation, limitations on liens of property, maintaining specific forms of accounting and record maintenance and limiting the incurrence of additional debt. The Loan Agreement does not contain restrictive covenants regarding minimum earning requirements, historical earning levels, fixed charge coverage or working capital requirements. The Company can borrow up to three times trailing 12-months of historical earnings, as defined in the Loan Agreement. Per the Loan Agreement, the Company is required to maintain a lock box arrangement wherein monies received are automatically swept to repay the loan balance on the Revolving Credit Facility.

The Loan Agreement also contains certain customary events of default including, among others, non-payment of principal and interest, violation of covenants and in the event the Company is involved in certain insolvency proceedings. Upon the occurrence of an event of default Laurus is entitled to, among other things, accelerate all obligations of the Company. In the event Laurus accelerates the loans, the amount due will include all accrued interest plus 120% of the then outstanding principal amount of the loans being accelerated as well as all unpaid fees and expenses of Laurus. In addition, if the Revolving Credit Facility is terminated for any reason, whether because of a prepayment or acceleration, there shall be paid an additional premium of up to 5% of the total amount of the Revolving Credit Facility. In the event the Company elects to prepay the Term Loan, the amount due shall be the accrued interest plus 115% of the then outstanding principal amount of the Term Loan. Due to certain subjective acceleration clauses contained in the agreement and a lockbox arrangement, the Revolving Credit Facility is classified as current in the accompanying consolidated balance sheet at March 31, 2008.

On June 21, 2007, the Company entered into an Amendment to the Loan Agreement (“June Amendment”) with Laurus whereby the amount available under the Revolving Credit Facility was increased $3.0 million to $18.0 million. The June Amendment had a maturity date of June 30, 2008. During the term of the June Amendment, the revised amounts available under the Revolving Credit Facility decreased, as set forth in the June Amendment, and the amount available under the Revolving Credit Facility at June 30, 2008 was to return to $15.0 million as committed under the original Loan Agreement. In connection with the June Amendment, the Company issued 572,727 shares of the Company’s Common Stock to Laurus that were valued at approximately $1.0 million. The costs of these shares were capitalized as debt issuance costs and will be amortized over the term of the June Amendment.

The Company revised its estimate of revenue allowances and the allowance for doubtful accounts for the period ended June 30, 2007. These changes in estimates negatively impacted the Company’s availability under the Revolving Credit Facility (which is based on an earnings formula as defined in the Loan Agreement) and resulted in an overadvance on its available borrowings at June 30, 2007. Subsequent to June 30, 2007, the Company obtained a waiver from Laurus until June 30, 2008 regarding this overadvance on its available borrowings.

On October 10, 2007, the Company entered into an Amendment to the Loan Agreement (the “October Amendment”) with Laurus whereby Laurus agreed to fix the available Revolving Credit Facility at $16.5 million through December 31, 2007 in the event that certain conditions were met on dates specified in the October Amendment. The October Amendment superseded the June Amendment. In consideration for the October Amendment, the Company agreed to pay Laurus $1.25 million as follows: (a) $1.0 million on October 10, 2007 and (b) $0.25 million on the earlier of (i) an event of default under the Loan Agreement and October Amendment, if any, or (ii) December 31, 2007.

On November 1, 2007, Laurus notified the Company that an event of default had occurred by the Company’s failure to execute an asset purchase or stock purchase agreement by October 31, 2007 as required by the terms of the October Amendment. In addition, Laurus notified the Company that it was taking no immediate action with respect to this event of default but would reserve all right and remedies available to Laurus under the Loan Agreement and October Amendment. As a result of this event of default, all amounts due to Laurus are classified as current liabilities in the accompanying consolidated balance sheet at March 31, 2008.

On February 11, 2008, the Company entered into a Waiver and Amendment Agreement to the Loan Agreement (the “February Amendment”) with Laurus whereby the maximum available amount under the Loan Agreement has been reduced from $18.0 million to (a) for the period commencing on February 7, 2008 through and including February 29, 2008, $5.2 million, (b) for the period commencing on March 1, 2008 through and including March 15, 2008, $5.7 million, and (c) for the period commencing on March 16, 2008 through and including April 30, 2008, $6.2 million; provided however, that in the event a Budget Violation (defined below) occurred during any of the aforementioned periods of time, the maximum amount available under the Loan Agreement would have automatically become $5.2 million for the duration of the term of the Loan Agreement. In addition, the Loan Agreement was amended such that interest will accrue on the outstanding principal amount at a rate of 12% annually, commencing on March 1, 2008, through April 30, 2008 at which time all outstanding principal and accrued but unpaid interest was to become due and payable.

Pursuant to the February Amendment, the Company is obligated to prepare and deliver to Laurus a cumulative transaction report on a weekly basis during the period from February 29, 2008 through April 30, 2008 setting forth the Company’s cumulative transactions and cumulative cash receipts for the applicable period, estimated revenues for the applicable period, and, on the first day of each month, the actual revenues for the prior month. A “Budget Violation” would have occurred at such time as: (a) the Company’s cumulative transactions and cumulative cash receipts are more than five percent (5%) less than projected targets for such cumulative transactions and cumulative cash receipts as set forth in a mutually agreed upon budget for the applicable period, (b) the Company’s estimated revenues are more than fifteen percent (15%) less than the projected estimated revenues for the applicable period as set forth in a mutually agreed upon budget for the applicable period, or (c) the Company’s actual revenues for the applicable prior month are more than five percent (5%) less than the projected target for such actual revenues for such month as set forth in a mutually agreed upon budget for such month.

In addition, pursuant to the February Amendment, Laurus waived its rights under the Loan Agreement with respect to the existing default under the Loan Agreement, and the Company released Laurus and certain related parties from any claims the Company may have against such released parties related to acts or omissions of Laurus or such related parties prior to the date of the February Amendment. Further, (a) in consideration for the partial reduction of the maximum available amount under the Loan Agreement prior to the expiration of the revolving loan term, the Company has paid Laurus a one time fee equal to $472,000, and (b) pursuant to the terms of the Loan Agreement, the Company also paid Laurus a one time term note termination fee of $455,357.

On April 30, 2008, the Company entered into an agreement with Laurus to extend the maturity date of the Company’s obligations to repay outstanding principal, and accrued but unpaid interest, owed by the Company to Laurus under that certain Security and Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”) dated December 6, 2005 (the “Loan Agreement”) and the related revolving credit facility (the “Revolving Credit Facility”). Laurus has agreed to extend such Maturity Date through July 31, 2008.

In addition, effective April 24, 2008, the Company entered into an Overadvance Side Letter (the “Overadvance Side Letter”) to the Loan Agreement with Laurus. Under the Overadvance Side Letter, Laurus has agreed to fix the overadvance amount available under the Revolving Credit Facility at $125,000, which provides the Company with an additional $100,000 in financing under such Revolving Credit Facility. Laurus has also agreed that the overadvance shall not trigger an event of default under the Loan Agreement at this time. In consideration for this extension of additional credit and waiver, the Company has agreed to pay Laurus $25,000.

On May 9. 2008, the Company entered into an amendment (the “Omnibus Amendment”) to the Loan Agreement with Laurus that provides for a maximum availability under the line of credit of up to $7.0 million. In addition, the Omnibus Amendment includes covenants requiring the Company to achieve minimum levels of consolidated cash receipts, consolidated revenues and consolidated EBITDA for the months of May and June in 2008. See Note (11) (e), Subsequent Events, and Item 2. Liquidity and Capital Resources, for additional information.

(b)	Convertible Notes - On December 31, 2002, the Company issued $13.4 million of 4% uncollateralized convertible promissory notes (the “Convertible Notes”) to the former shareholders of MedUnite, a leading provider of physician office transaction processing services, as part of the consideration paid in the acquisition of MedUnite. The Convertible Notes mature on December 31, 2008 and interest is payable quarterly in cash in arrears. The Convertible Notes are convertible into 716,968 shares, based on a conversion price of $18.323 per share. Convertibility was dependent upon certain revenue targets being met. During the measurement period, only the first revenue target was achieved. As a result only one-third of the original number of shares into which the Convertible Notes were convertible will remain convertible until December 31, 2008. The Convertible Notes are now convertible into 238,989 shares of the Company’s common stock.

The Convertible Notes principal balance of $13.1 million is classified as current because the maturity date falls within one year of the balance sheet date. Interest on the Convertible Notes in the amount of $131, 370 is due and payable on the first day of each calendar quarter and late interest payments are subject to a 30 day cure period. As of the filing of this Form 10-Q, the Company had not made the interest payment due on April 1, 2008, and therefore, is in default under the terms of the Convertible Notes.

(c)	Notes Payable - On October 10, 2006, the Company signed two $1.0 million notes payable in conjunction with its acquisition of MRL. The notes payable accrue interest at 7% and are payable in 24 equal monthly installments of principal and interest of approximately $0.1 million, beginning in November 2006. These notes were paid off as part of the NPPN business sale on February 1, 2008. Refer to Note (2), Sale of NPPN Business, for additional information on the NPPN transaction.
(6)	Equity Transactions

During the three months ended March 31, 2008, the Company did not grant any stock options to officers, directors, and employees. During the three months ended March 31, 2008, no employee stock options were exercised, and 414,332 stock options were cancelled.

(7)	Segment Information

As defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, the Company has two operating segments: Transaction Services and Laboratory Communications. Basic differences in products, services and customer bases underlie the Company’s decision to report these two separate segments. Transaction Services focuses on electronic exchanges of information between healthcare providers and payers, primarily through the Company’s EDI platform. Technology, such as the Company’s Phoenix platform, plays an essential role in operations and serving the Company’s Transaction Services customers. Historically, the Transaction Services segment included the NPPN business, which the Company sold in February 2008. The Transaction Services segment information presented below excludes the NPPN business, which is presented as discontinued operations. Laboratory Communication produces equipment that facilitates results reporting between laboratories and healthcare providers. Therefore, the operating environment is different as is the management perspective. Besides having different customers than Transaction Services, Laboratory Communications’ revenue structure is different than Transaction Services. In addition to selling or leasing the communication equipment, Laboratory Communications provides support services under maintenance agreements post sale. Transaction Services generally recognizes revenue when transactions are processed for a customer. See Note (1) (c) for additional revenue recognition information relative to these two operating segments.

The segment reporting includes revenue and expense by each operating unit, including depreciation and amortization. Because the Company’s financing, particularly the debt, is negotiated and secured on a consolidated basis, the segment reporting does not allocate interest expense (or interest income) by reportable segment. The following table summarizes net revenues, operating income (loss) and total assets for each of the segments, net of discontinued operations.

	Three Months Ended March 31,
	(Unaudited)	(Unaudited)
	2008	2007
	(In thousands)
Net revenues by operating segment:
Transaction Services	$6,980	$6,954
Laboratory Communication	1,519	2,586

	$8,499	$9,540

Operating income (loss) by operating segment:
Transaction Services	$(1,377)	$(7,041)
Laboratory Communication	228	606

	$(1,149)	$(6,435)

	March 31, 2008	December 31, 2007
Total assets by operating segment:
Transaction Services	$954	$2,551
Laboratory Communication	14,963	14,333

	$15,917	$16,884

(8)	Income Taxes

As of March 31, 2008, the Company had a net deferred tax asset of approximately $88.7 million, which was fully offset by a valuation allowance due to cumulative losses in recent years. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carry-forward. The Company will adjust this valuation reserve if, during future periods, management believes it will generate sufficient taxable income to realize the net deferred tax asset.

(9)	Commitments and Contingencies
(a)	Litigation—The Company was named as a defendant in an action filed in July 2006, in the United States District Court of New Jersey by MedAvante, Inc., (“MedAvante”). MedAvante claimed that the Company’s use of the names “MedAvant” and “MedAvant Healthcare Solutions” infringed trademark rights allegedly held by MedAvante. MedAvante sought unspecified compensatory damages and injunctive relief. On February 12, 2007, the District Court issued a settlement order. The existence of a proposed Settlement and Release Agreement is currently being litigated. The total value of the contested settlement would be approximately $1.3 million, of which $1.0 million would be covered by insurance proceeds. The Company does not believe the parties have agreed to the terms of any settlement at this time. MedAvante has taken the opposing view. The Court has not yet ruled on the matter. The Company has accrued the preliminary estimate of $0.3 million (net of expected insurance proceeds) based upon the uncertain outcome of any litigation.

From time to time, the Company is a party to other legal proceedings in the course of business. However, the Company does not expect these other legal proceedings to have a material adverse effect on the Company’s business or financial condition.

(b)	Employment Agreements— The Company entered into employment agreements with certain executives and other members of management that provide for cash severance payments if these employees are terminated without cause. The Company’s aggregate commitment under these agreements is $1.6 million at March 31, 2008.
(10)	Supplemental Disclosure of Cash Flow Information

Cash paid for interest was $2.0 million for the quarter ended March 31, 2008, and $0.7 million for the quarter ended March 31, 2007. During each of the three months ended March 31, 2008, and March 31, 2007, the Company made income tax payments to the state of New York in the amount of $0.2 million.
(11)	Subsequent Events
(a)	Effective April 11, 2008, Peter E. Fleming, III, the Company’s interim Chief Executive Officer, was appointed, unanimously, by the sitting members of the Company board of directors (the “Board”) to become a member of the Company Board, in order to fill one (1) of the Company’s (4) vacancies then currently existing on the Company’s Board.

(b)	Interest on the Convertible Note in the amount of $131,370 is due and payable on the first day of each calendar quarter and late interest payments are subject to a 30 day cure period. As of the filing of this Form 10-Q, the Company had not made the interest payment due on April 1, 2008, and, therefore is in default under the terms of the Convertible Notes.

(c)	On April 22, 2008, Gerard M. Hayden, Jr. provided notice to the Company of his resignation as Chief Financial Officer (“CFO”) and employee. Mr. Hayden’s resignation from the office of CFO became effective May 9, 2008 (“Termination Date”).

In connection with Mr. Hayden’s resignation, the Company shall: (a) pay Mr. Hayden’s base salary through the Termination Date; (b) pay Mr. Hayden the pro rata portion of any accrued vacation not already taken; and (c) continue to pay any applicable employee benefits for Mr. Hayden until the Termination Date. The Company shall have no other liabilities or obligations to Mr. Hayden upon payment in full of the salary and benefits described above.

On April 22, 2008, Mark R. Simcoe, CPA, was appointed as the Company’s interim CFO, effective May 9, 2008 to succeed Mr. Hayden. As the Company’s interim CFO, Mr. Simcoe will oversee the Company’s accounting, audit and financial reporting matters.

(d)	On April 22, 2008, the Company received a letter from the Nasdaq Stock Market (“Nasdaq”) indicating that, for the prior thirty (30) consecutive trading days, the Company’s common stock had not maintained the minimum value of publicly held shares of $15.0 million required for continued listing, as set forth in Nasdaq Marketplace Rule 4450(b)(3) (the “MVPHS Rule”). The letter also indicated that, in accordance with Marketplace Rule 4450(e)(1), the Company will be provided ninety (90) calendar days, or until July 21, 2008, to regain compliance with the MVPHS Rule, and if at any time before July 21, 2008 the minimum value of publicly held shares of the Company’s common stock is $15.0 million or greater for a minimum of ten (10) consecutive trading days, the Nasdaq staff will provide written notification that the Company is in compliance with the MVPHS Rule. The Nasdaq letter further states that if the Company does not regain compliance with the MVPHS Rule by July 21, 2008, the Nasdaq staff will provide written notification that the Company’s securities will be delisted from the Nasdaq Global Market. At that time, the Nasdaq Marketplace Rules would permit the Company to appeal the Nasdaq staff’s determination to delist the Company’s securities to a Nasdaq Listing Qualifications Panel.

The Company is currently evaluating its alternatives to resolve the listing deficiency. If the Company is unable to resolve the listing deficiency, the Company may apply to transfer its common stock to the Nasdaq Capital Market if its securities satisfy the requirements for continued inclusion for the Nasdaq Capital Market. If the Company submits a transfer application and pays the applicable fees by July 21, 2008, the initiation of the delisting proceedings will be stayed pending the Nasdaq staff’s review of the application. If the Nasdaq staff does not approve the transfer application to the Nasdaq Capital Market, the Nasdaq staff will provide written notification that the Company’s common stock will be delisted from the Nasdaq Global Market.

The Nasdaq letter has no effect on the listing of the Company’s common stock on the Nasdaq Global Market as of the filing of this Form 10-Q.

(e)	On April 30, 2008, the Company entered into an agreement with Laurus to extend the maturity date of the Company’s obligations to repay the outstanding principal, and accrued but unpaid interest, owed by the Company to Laurus under the Loan Agreement. Laurus has agreed to extend the Maturity Date to July 31, 2008.

In addition, effective April 24, 2008, the Company entered into a side letter (the “Overadvance Side Letter”) to the Loan Agreement with Laurus. Under the Overadvance Side Letter, Laurus agreed to fix the overadvance available under the Revolving Credit Facility at $125,000, which provides the Company with an additional $100,000 in financing under the Revolving Credit Facility. Laurus has also agreed that the overadvance will not trigger an event of default under the Loan Agreement at this time. In consideration for this extension of additional credit and waiver, the Company has agreed to pay Laurus $25,000.

On May 9, 2008, the Company entered into an amendment (the “Omnibus Amendment”) to the Loan Agreement with Laurus that provides for a maximum availability under the Revolving Credit Facility of up to $7.0 million. As a result of the various amendments to the Revolving Credit Facility, as of May 7, 2008, the Company had $0.6 million in available credit under the Revolving Credit Facility. In addition, the Omnibus Amendment includes covenants requiring the Company to achieve minimum levels of consolidated cash receipts, consolidated revenues and consolidated EBITDA for the months of May and June in 2008. The minimum levels are as follows:

Fiscal Month Ending	“consolidated cash receipts”
May 31, 2008	$2,250,000
June 30, 2008	$2,150,000

Fiscal Month Ending	“consolidated revenues”
May 31, 2008	$2,350,000
June 30, 2008	$2,350,000

Fiscal Month Ending	“consolidated EBITDA”
May 31, 2008	$115,000
June 30, 2008	$25,000
     As consideration for executing the Omnibus Amendment, the Company agreed to pay Laurus, a non-refundable payment in an amount equal to $325,000.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to ProxyMed, Inc.’s (“ProxyMed,” “MedAvant,” “we,” “us,” “our,” or “the Company”) unaudited consolidated financial statements in this Form 10-Q and notes thereto and to the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2008. Unless the context otherwise requires, all references to “the Company,” “we,” “us,” “our,” “ProxyMed” or “MedAvant” refer to ProxyMed, Inc., d/b/a MedAvant Healthcare Solutions, and its subsidiaries.
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
     Management believes MedAvant is the nation’s fifth largest claims processor and is the largest company that facilitates delivery of laboratory results.
Operating Segments
     The Company operates two separately managed reportable segments: Transaction Services and Laboratory Communications. A description of these segments, their primary services and the Company’s source of revenue, in each, is as follows:
Transaction Services

☐	Processing claims. The primary tool the Company’s customers use to process claims is its Phoenix platform, supplemented by a real-time web portal called “myMedAvant”. It offers standard and premium services with features such as verifying a patient’s insurance, enrolling with payers, tracking a claim’s progress with the payer and retrieving reports from payers. For the three months ended March 31, 2008 the Company processed 42.5 million transactions, an 11% increase over the three months ended March 31, 2007. Providers pay for claims processing based on either a flat monthly fee or a per- transaction fee.

☐	Historically, the Transaction Services segment included the NPPN business, which the Company sold in February 2008. The Transaction Services segment information presented below excludes the NPPN business, which is presented as discontinued operations.
Laboratory Communications

☐	Printing Technology. The Company’s intelligent printing technology is integrated into printers for labs to purchase and install in physician offices. This allows for the secure transmittal of laboratory reports. Laboratories also purchase support, maintenance and monitoring programs to manage printers that have the Company’s integrated technology.

☐	Pilot. This patent-pending, web-enabled device sits in a provider’s office and is used to transfer lab reports in virtually any format to a printer, a personal computer or a hand-held device. It integrates with most Practice Management Systems and usually saves the provider the cost of a dedicated phone line. Labs either purchase Pilot devices with an annual support program or they subscribe to Pilot with a program that includes support services.

☐	Fleet Management System (“FMS”). Labs use this online tool to monitor printers in provider offices and receive alerts for routine problems such as a printer being out of paper or having a paper jam. FMS can also be used to monitor printer inventory and schedule regular maintenance. Labs pay a monthly fee per printer to use FMS.

Results of Operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
(some percents may not foot due to rounding)

	(Unaudited)
	Three Months Ended March 31,
		% of Net		% of Net
(In thousands)	2008	Revenues	2007	Revenues	Change $	Change %
Net revenues:
Transaction Services	$6,980	82.1%	$6,954	72.9%	$26	0.4%
Laboratory Communication	1,519	17.9%	2,586	27.1%	(1,067)	-41.3%

	8,499	100.0%	9,540	100.0%	(1,041)	-10.9%
Cost of sales:
Transaction Services	1,201	17.2%	1,356	19.5%	(155)	-11.4%
Laboratory Communication	806	53.1%	1,237	47.8%	(431)	-34.8%

	2,007	23.6%	2,593	27.2%	(586)	-22.6%
Selling, general and administrative expenses:
Transaction Services	6,294	90.2%	6,487	93.3%	(193)	-3.0%
Laboratory Communication	449	29.6%	679	26.3%	(230)	-33.9%

	6,743	79.3%	7,166	75.1%	(423)	-5.9%
Write-off of impaired assets:
Transaction Services	—	0.0%	5,040	72.5%	(5,040)	-100.0%
Laboratory Communication	—	0.0%	—	0.0%	—	—

	—	0.0%	5,040	72.5%	(5,040)	-100.0%
Depreciation and amortization:
Transaction Services	855	12.2%	1,112	16.0%	(257)	-23.1%
Laboratory Communication	34	2.2%	61	2.4%	(27)	-44.3%

	889	10.5%	1,173	12.3%	(284)	-24.2%
Operating income (loss):
Transaction Services	(1,377)	-19.7%	(7,041)	-101.3%	5,664	-80.4%
Laboratory Communication	228	15.0%	606	23.4%	(378)	-62.4%

	(1,149)	-13.5%	(6,435)	-67.5%	5,286	-82.1%
Interest expense, net	632	7.4%	876	9.2%	(244)	-27.9%

Net loss	$(1,781)		$(7,311)		$5,530

     Net Revenues. Consolidated net revenues decreased $1.0 million, or 11%, to $8.5 million for the three months ended March 31, 2008 compared to $9.5 million for the three months ended March 31, 2007.
     Net revenues in the Company’s Transaction Services segment remained steady at $7.0 million, for both periods. This included an increase in Transaction Services revenue of $0.3 million due to increased transaction volumes, offset by $0.3 million due to the elimination of certain unprofitable product lines, including the pharmacy.
     Laboratory Communication segment net revenues decreased $1.0 million, or 41%, to $1.5 million for the three months ended March 31, 2008, compared to $2.6 million for the three months ended March 31, 2007. This decrease is primarily related to the downturn in business in one of the Company’s largest customers. Revenue declines are likely a result of continued competitive pressures which may affect pricing, revenues and cash flows.
     Cost of Sales. Consolidated cost of sales decreased $.6 million, or 22.6%, to $2.0 million, for the three months ended March 31, 2008 compared to $2.6 million for the same period last year.
     The following table illustrates the Company’s cost of sales as a percentage of segment net revenues:

		(Unaudited)
	Three Months Ended March 31,
		% of Segment		% of Segment
(In thousands)	2008	Net Revenue	2007	Net Revenue
Cost of sales:
Transaction Services	$1,201	17.2%	$1,356	19.5%
Laboratory Communication	806	53.1%	1,237	47.8%

	$2,007	23.6%	$2,593	27.2%

Gross margin:
Transaction Services	$5,779	82.8%	$5.598	80.5%
Laboratory Communication	713	46.9%	1,349	52.2%

	$6,492	76.4%	$6,947	72.8%

     Cost of sales in the Company’s Transaction Services segment consists of EDI transaction fees, provider network access fees, services and license fees, third-party electronic transaction processing costs, certain telecommunication and co-location center costs, and revenue sharing arrangements with the Company’s business partners. Cost of sales decreased $0.2 million, or 11%, to $1.2 million, for the three months ended March 31, 2008, compared to $1.4 million for the same period last year. Cost of sales as a percentage of segment net revenues improved to 17% during the period from 20% last year. This improvement was primarily due to re-contracting with certain vendors. Gross margins on Transaction Services increased to 83% during the three months ended March 31, 2008, compared to 81% in the same period last year as management continued to focus on more profitable product lines.
     Cost of sales in the Company’s Laboratory Communication segment includes hardware, third party software, consumable materials, direct manufacturing labor and indirect manufacturing overhead. Cost of sales decreased $0.4 million to $0.8 million for the three months ended March 31, 2008, compared to the same period in 2007. Cost of sales as a percentage of segment revenue increased to 53% during the period, from 48% last year. This increase was primarily due to the corresponding decrease in net revenues during the period.
     Selling, General and Administrative Expenses (“SG&A”). SG&A decreased for the three months ended March 31, 2008, by $0.4 million, or 6%, to $6.8 million from $7.2 million for the three months ended March 31, 2007. SG&A expenses as a percentage of total net revenues increased to 79% for the three months ended March 31, 2008, from 75% in the same period last year.
     Transaction Services segment SG&A expenses decreased $0.2 million or 3%, to $6.3 million for the three months ending March 31, 2008, compared to $7.1 million for the same period last year. This decrease was primarily due to lower payroll expenses resulting from the reduction in the number of employees.

     Laboratory Communication segment SG&A expenses decreased for the three months ended March 31, 2008 by $0.2 million, or 30%, to $0.4 million from $0.7 million for the three months ended March 31, 2007. This decrease was primarily due to lower payroll expenses resulting from the reduction in the number of employees.
     Impairment Charges. As a result of the Company’s continuing revenue and stock price declines during the first quarter of 2007, the Company performed a goodwill impairment test as of March 31, 2007. In accordance with the provisions of SFAS No. 142, the Company used a discounted cash flow analysis which indicated that the book value of the Transaction Services segment exceeded its estimated fair value and that goodwill impairment had occurred. In addition, as a result of the goodwill analysis, the Company assessed whether there had been an impairment of the Company’s long-lived assets in accordance with SFAS No. 144. The Company concluded that the book value of certain intangible assets was higher than their expected future cash flows and that impairment had occurred. In addition, the Company also reduced the remaining useful lives of its other intangible assets based on the foregoing analysis. Accordingly, the Company recorded a non-cash impairment charge of $5.0 million for the three months ended March 31, 2007 in its Transaction Services Segment. This charge included a $3.9 million impairment of goodwill and a $1.1 million impairment of certain other intangibles. For the three months ended March 31, 2008, no impairment charge was deemed necessary.
     For the three months ended March 31, 2008, and March 31, 2007, no impairment charge was deemed necessary in the Company Laboratory Communications segment.
     Depreciation and Amortization. Depreciation and amortization decreased by $0.3 million to $0.9 million for the three months ended March 31, 2008, compared to $1.2 million for the same period last year. This decrease is primarily the result of the impairment charge recorded for the three months ended March 31, 2007.
     Operating Loss. As a result of the foregoing, the combined operating loss for the three months ended March 31, 2008, was $1.1 million compared to an operating loss of $6.4 million for the same period last year.
     Interest Expense. Net interest expense for the three months ended March 31, 2008, was $0.6 million compared to $0.9 for the same period last year. This decrease in expense was primarily due to lower debt levels on the Company’s Laurus debt facility.
     Loss from Continuing Operations, Net. As a result of the foregoing, loss from continuing operations for the three months ended March 31, 2008 and 2007, was $1.8 million and $7.3 million, respectively
     Loss from Discontinued Operations. For the three months ended March 31, 2008 and 2007, loss from discontinued operations was $3.6 million and $14.9 million, respectively. Included in the loss for 2008, is a $2.3 million loss recognized on the sale of the NPPN business.
     Net Loss. As a result of the foregoing, net loss for the three months ended March 31, 2008 and 2007, was $5.4 million and $22.2 million, respectively.
Liquidity and Capital Resources
     Over the last several years the Company has experienced declining revenues, recurring losses from operations and limitations on its access to capital. The working capital deficit was approximately $20.8 million and the accumulated deficit was approximately $258.2 million as of March 31, 2008. The Company had availability under its revolving credit facility of approximately $1.7 million at December 31, 2007, approximately $0.3 million at March 31, 2008, and approximately $0.6 million as of May 7, 2008.
     The Company closely monitors its liquidity, capital resources and financial position on an ongoing basis, and has undertaken a variety of initiatives in an effort to improve its liquidity position. For example, during the second quarter of 2007, the Company reduced its headcount and during the second half of 2007, the Company experienced attrition in its workforce as not all vacated positions have been re-filled. The result is that the Company has further reduced its labor and payroll expenses but does not believe that this additional reduction in workforce size has had a material adverse effect on the Company’s service levels; the Company continues to seek ways to operate more efficiently.
     Simultaneous with its expense management efforts, the Company has been continually evaluating and pursuing strategic transactions, such as the sale of the Company’s pharmacy transaction business that occurred on April 30, 2007. On February 1, 2008, the Company closed on the previously announced NPPN transaction. Of the approximate $20.5 million net proceeds, $16.5 million was allocated to reduce Laurus senior debt and the remaining $4.0 million was used to retire other liabilities and pay transaction related expenses. The Company continues to review all of its strategic options.
     On December 7, 2005, the Company and certain of its wholly-owned subsidiaries, entered into a Security and Purchase Agreement (the “Loan Agreement”) with Laurus to provide up to $20.0 million in financing. Under the terms of the Loan Agreement, Laurus extended financing to the Company in the form of a $5.0 million secured term loan (the “Term Loan”) and a $15.0 million secured revolving credit facility (the “Revolving Credit Facility”). The Term Loan has a stated term of five (5) years and will accrue interest at Prime plus 2%, subject to a minimum interest rate of 8%. The Term Loan is payable in equal monthly principal installments of approximately $89,300 plus interest until the maturity date of December 6, 2010. The Revolving Credit Facility has a stated term of three (3) years and will accrue interest at the 90 day LIBOR rate plus 5%, subject to a minimum interest rate of 7%, and a maturity date of December 6, 2008 with two (2) one-year extension-options at the discretion of Laurus. Additionally, in connection with the Loan Agreement, the Company issued 500,000 shares of the Company Common Stock, par value $0.001 per share (the “Closing Shares”) to Laurus that were valued at approximately $2.4 million at the time of issuance.
     The Company granted Laurus a first priority security interest in substantially all of the Company’s present and future tangible and intangible assets (including all intellectual property) to secure the Company’s obligations under the Loan Agreement. The Loan Agreement contains various customary representations and warranties of us as well as customary affirmative and negative covenants, including, without limitation, liens of property, maintaining specific forms of accounting and record maintenance, and limiting the incurrence of additional debt. The Loan Agreement does not contain restrictive covenants regarding minimum earning requirements, historical earning levels, fixed charge coverage, or working capital requirements. The Company can borrow up to three times the trailing 12-months of historical earnings, as defined in the agreement. Per the Loan Agreement, the Company is required to maintain a lock box arrangement wherein monies received by us are automatically swept to repay the loan balance on the revolving credit facility.
     The Loan Agreement also contains certain customary events of default, including, among others, non-payment of principal and interest, violation of covenants, and in the event the Company is involved in certain insolvency proceedings. Upon the occurrence of an event of default, Laurus is entitled to, among other things, accelerate all obligations. In the event Laurus accelerates the loans, the amount due will include all accrued interest plus 120% of the then outstanding principal amount of the loans being accelerated as well as all unpaid fees and expenses of Laurus. In addition, if the Revolving Credit Facility is terminated for any reason, whether because of a prepayment or acceleration, there shall be paid an additional premium of up to 5% of the total amount of the Revolving Credit Facility. In the event the Company elects to prepay the Term Loan, the amount due shall be the accrued interest plus 115% of the then outstanding principal amount of the Term Loan. Due to certain subjective acceleration clauses contained in the agreement and a lockbox arrangement, the revolving credit facility is classified as current in the accompanying unaudited consolidated balance sheets.
     On June 21, 2007, the Company entered into an Amendment to the Loan Agreement (the “June Amendment”) with Laurus whereby the amount available under the Revolving Credit Facility was increased $3.0 million to $18.0 million. The June Amendment had a maturity date of June 30, 2008. During the term of the June Amendment, the revised amounts available under the Revolving Credit Facility decreased, as defined in the June Amendment, and the amount available under the Revolving Credit Facility at June 30, 2008 was to return to $15.0 million as committed under the original Loan Agreement. In connection with the June Amendment, the Company issued 572,727 shares of the Company Common Stock to Laurus that were valued at approximately $1.0 million. The costs of these shares were capitalized as debt issuance costs and will be amortized over the term of the June Amendment.
     As more fully disclosed in Note (1) (d), the Company revised its estimate of revenue allowances and the allowance for doubtful accounts for the period ended June 30, 2007. These changes in estimates negatively impacted the Company’s availability under the Revolving Credit Facility (which is based on an earnings formula as defined in the Loan Agreement) and resulted in an overadvance on its available borrowings at June 30, 2007. Subsequent to June 30, 2007, the Company obtained a waiver from Laurus regarding this overadvance on its available borrowings until June 30, 2008.
     On October 10, 2007, the Company entered into an Amendment to the Loan Agreement (the “October Amendment”) with Laurus whereby Laurus agreed to fix the available Revolving Credit Facility at $16.5 million through December 31, 2007 in the event that certain conditions were met on dates specified in the October Amendment. The October Amendment supersedes the June Amendment. In consideration for the October Amendment, the Company agreed to pay Laurus $1.25 million as follows: (a) $1.0 million on October 10, 2007 and (b) $0.25 million on the earlier of (i) an event of default under the Loan Agreement and October Amendment, if any, or (ii) December 31, 2007.
     On November 1, 2007, Laurus notified the Company that an event of default had occurred by the Company’s failure to execute an asset purchase or stock purchase agreement by October 31, 2007 as required by the terms of the October Amendment. In addition, Laurus notified the Company that it was taking no immediate action with respect to this event of default but would reserve all rights and remedies available to Laurus under the Loan Agreement and October Amendment. As a result of this event of default, the Company has classified all amounts due to Laurus as current liabilities in the accompanying unaudited consolidated balance sheet at December 31, 2007.
     On February 11, 2008, the Company executed a Waiver and Amendment Agreement to the Loan Agreement with Laurus dated December 6, 2005 (“the February Amendment”). As described elsewhere in this filing, the maximum available amount under the Loan Agreement was reduced from $18.0 million to: (a) for the period commencing on February 7, 2008 through and including February 29, 2008, $5.2 million, (b) for the period commencing on March 1, 2008 through and including March 15, 2008, $5.7 million, and (c) for the period commencing on March 16, 2008 through and including April 30, 2008, $6.2 million; provided, however, that in the event a Budget Violation (defined below) occurred during any such period of time, the maximum amount available under the Loan Agreement would have automatically become $5.2 million for the duration of the term of the loan. In addition, the Loan Agreement was amended such that interest shall accrue on the outstanding principal amount at a rate of 12% per annum calculated based on a 360 day year and payable monthly, in arrears, commencing on March 1, 2008, and on the first business day of each consecutive calendar month thereafter until April 30, 2008 at which time all outstanding principal and accrued but unpaid interest would have become due and payable. The Company is currently in discussions with Laurus and exploring alternatives to restructure or refinance this debt, but there can be no assurances that the Company will be able to achieve such a restructuring or refinancing.
     In addition, pursuant to the February Amendment, Laurus waived its rights under the Loan Agreement with respect to the existing default under the Loan Agreement, and the Company released Laurus and certain related parties from any claims the Company may have against such released parties related to acts or omissions of Laurus or such related parties prior to the date of the February Amendment. Further, (i) in consideration for the partial reduction of the maximum available amount under the Loan Agreement prior to the expiration of the revolving loan term, the Company has paid Laurus a one-time fee equal to $472,000, and (ii) pursuant to the terms of the Loan Agreement, the Company also paid Laurus a one-time term note termination fee of $455,357. As a result of the amended terms of the Revolving Credit Facility, the Company’s available sources of liquidity have been partially diminished.
     As a result of these items, including the December 2008 maturity of $13.1 million of convertible debt, the Company’s independent registered public accounting firm has issued a going concern opinion with respect to the Company’s consolidated financial statements for the year ended December 31, 2007.

     On April 30, 2008, the Company entered into an agreement with Laurus to extend the maturity date (the “Maturity Date”) of the Company’s obligations to repay outstanding principal, and accrued but unpaid interest, owed by the Company to Laurus under the Loan Agreement and the related Revolving Credit Facility. Laurus has agreed to extend such Maturity Date through July 31, 2008.
     In addition, effective April 24, 2008, the Company entered into an Overadvance Side Letter (the “Overadvance Side Letter”) to the Loan Agreement with Laurus. Under the Overadvance Side Letter, Laurus has agreed to fix the overadvance amount available under the Revolving Credit Facility at $125,000, which provides the Company with an additional $100,000 in financing under such Revolving Credit Facility. Laurus has also agreed that the overadvance shall not trigger an event of default under the Loan Agreement at this time. In consideration for this extension of additional credit and waiver, the Company has agreed to pay Laurus $25,000.
     On May 9, 2008, the Company entered into an amendment to the Loan Agreement (the “Omnibus Amendment”) with Laurus that provides for a maximum availability under the Revolving Credit Facility of up to $7.0 million. As a result of the various amendments to the Revolving Credit Facility, as of May 7, 2008, the Company had $0.6 million in available credit under the Revolving Credit Facility. In addition, the Omnibus Amendment includes covenants requiring the Company to achieve minimum levels of consolidated cash receipts, consolidated revenues and consolidated EBITDA for the months of May and June in 2008. The minimum levels are as follows:

Fiscal Month Ending	“consolidated cash receipts”

May 31, 2008	$2,250,000

June 30, 2008	$2,150,000

Fiscal Month Ending	“consolidated revenues”

May 31, 2008	$2,350,000

June 30, 2008	$2,350,000

Fiscal Month Ending	“consolidated EBITDA”

May 31, 2008	$115,000

June 30, 2008	$25,000

     As consideration for the Omnibus Amendment, the Company agreed to pay to Laurus, a non-refundable payment in an amount equal to $325,000.
     As disclosed in further detail in Note 5(b), interest on the Convertible Notes (issued to the former shareholders of MedUnite as part of the consideration paid in the acquisition of MedUnite) in the amount of $137, 370 is due and payable on the first day of each calendar quarter and late interest payments are subject to a 30 day cure period. As of the filing of this Form 10-Q, the Company had not made the interest payment due on April 1, 2008, and, therefore is in default under the Convertible Notes.
Application of Critical Accounting Policies and Estimates
     The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, but the Company believes that any variation in results would not have a material effect on the itsy financial condition. The Company evaluates its estimates on an ongoing basis.
     The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements of the Company Form 10-K for the year ended December 31, 2007.
     Revenue Recognition — Revenue is derived from the Company Transaction Services and Laboratory Communication segments.
     The Company Transaction Services segment provides transaction and value-added services principally between health care providers, insurance companies, physicians and pharmacies. Such transactions and services include electronic claims submission and reporting, insurance eligibility verification, claims status inquiries, referral management, electronic remittance advice, patient statement processing, encounters and cost savings services for payers including claims re-pricing and bill negotiation. Through the Company Laboratory Communication segment, the Company sells, rents and services intelligent remote reporting devices and provides lab results reporting through the Company’s software products.
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
     Also, in the Company Transaction Services segment, certain transaction fee revenue is subject to revenue sharing pursuant to agreements with resellers, vendors or gateway partners and is recorded as gross revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Such revenue sharing amounts are based either on a per transaction basis or a percentage of revenue basis and may involve increasing amounts or percentages based on transaction or revenue volumes achieved.
     Revenue from certain up-front fees charged primarily for the development of electronic transactions for payers and the implementation of services for submitters in the Company Transaction Services segment is amortized ratably over three years, which is the expected life of customer agreements in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”).
     Revenue from support and maintenance contracts on the Company products in both the Company Transaction Services and Laboratory Communication segments is recognized ratably over the contract period, which does not exceed one year. Such amounts are billed in advance and established as deferred revenue. In the Company Laboratory Communication segment, revenue from sales of inventory and manufactured goods is recognized in accordance with SAB No. 104.
     Revenues from maintenance fees on laboratory communication devices are charged on an annual or quarterly basis and are recognized ratably over the service period.
     Service fees may also be charged on a per event basis and are recognized after the service has been performed.
     Revenue from the rental of laboratory communication devices is recognized ratably over the applicable period of the rental contract. Such contracts require monthly rental payments and have terms of one to three years, then renewing to a month-to-month period after the initial term is expired. Contracts may be cancelled upon 30 days notice. A significant amount of rental revenues are derived from contracts that are no longer under the initial non-cancelable term. At the end of the rental period, the customer may return or purchase the unit at fair market value. Upon sale of the revenue earning equipment, the gross proceeds are included in net revenues and the undepreciated cost of the equipment sold is included in cost of sales.
     Goodwill — The Company has adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. Under SFAS No. 142, goodwill must be reviewed at least annually for impairment and between annual tests in certain circumstances. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a “fair value” methodology. During 2007 the Company performed two interim tests and completed its most recent annual test as of December 31, 2007. The interim tests and the December 31, 2007 analysis utilized cash-flow based market comparables in assessing fair value for its goodwill impairment testing and the Company concluded that there was impairment of its goodwill. Accordingly, the Company recorded the impairment charges described here and in its audited financial statements for 2007.
     Capitalized Software Development and Research and Development — Costs incurred internally and fees paid to outside contractors and consultants during the application development stage of the Company’s internally used software products are capitalized. Costs of upgrades and major enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades are expensed as incurred. All other costs are expensed as incurred as research and development expenses and are included in selling, general and administrative expenses. Application development stage costs generally include software configuration, coding, installation of hardware and testing. Once the project is completed, capitalized costs are amortized over their remaining estimated economic life. The Company’s judgment is used in determining whether costs meet the criteria for immediate expense or capitalization. The Company periodically reviews projected cash flows and other criteria in assessing the impairment of any internal-use capitalized software and takes impairment charges as needed.
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
     Reserve for Doubtful Accounts/Revenue Allowances/Bad Debt Estimates — The Company relies on estimates to determine revenue allowances, bad debt expense and the adequacy of the reserve for doubtful accounts receivable. These estimates are based on the Company’s historical experience and the industry in which the Company operates. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. Additionally, in the Company’s Cost Containment business prior to its sale in February 2008, the Company evaluated the collectibility of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes revenue reserves based on past write-off history, average percentage of receivables written off historically and the length of time the receivables are past due. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provisions for losses. As part of this process, the Company revised its estimates of revenue allowances within the Company’s former Cost Containment business at various times during 2007 to reflect changes in historical collections due to changes in customer mix and service offerings. In addition, as discussed below, the Company wrote off approximately $1.7 million of accounts receivable from certain customers that management determined were uncollectible during the year ended December 31, 2007.

New Accounting Pronouncements
     The Company adopted the provisions of Financial Accounting Standards Board (“FASB”), Interpretation No. 48, (“ FIN 48”), “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007. FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” which seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. Adoption of FIN 48 had no cumulative effect on the Company’s consolidated financial position at January 1, 2007. At March 31, 2008, the Company had no significant unrecognized tax benefits related to income taxes. The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement. The Company files income tax returns in the U.S. federal and several state jurisdictions. The Company believes that the Company is no longer subject to U.S. federal and state income tax examinations for years before 2004.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for financial statements issued for the fiscal year beginning after November 15, 2007 and, therefore, is effective for the Company in 2008. SFAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS No. 157 also expands disclosure requirements to include: (a) the fair value measurements of assets and liabilities at the reporting date, (b) segregation of assets and liabilities between fair value measurements based on quoted market prices and those based on other methods and (c) information that enables users to assess the method or methods used to estimate fair value when no quoted price exists. The Company does not believe that the adoption of SFAS No 157 will have a material impact on its consolidated financial position, results of operations and cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This new standard provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. It is effective beginning January 1, 2008 for the Company. Management does not believe the adoption of this new standard will have a significant impact on the Company’s financial position, results of operations and cash flows.
     In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations”, which is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and replaces SFAS No. 141, which was issued in June 2001. The objective of this SFAS 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the a) liabilities assumed, and any non-controlling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and, c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is currently in the process of reviewing this guidance to determine its impact on its consolidated financial position, results of operations and cash flows.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe the adoption of SFAS No. 160 will have a significant, if any, impact on our financial position, results of operations and cash flows.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not believe the adoption of SFAS 161 to have a material effect on our financial position, results of operations and cash flows.
Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995
     Statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements present the Company expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. In particular, these include statements relating to: the Company’s ability to identify suitable acquisition candidates; the Company’s successful integration of any future acquisitions; the Company’s ability to successfully sell certain business units; the Company’s ability to successfully develop, market, sell, cross-sell, install and upgrade the Company’s clinical and financial transaction services and applications to new and current physicians, payers, medical laboratories and pharmacies; the Company’s ability to compete effectively on price and support services; the Company’s ability to increase revenues and revenue opportunities; and the Company’s ability to meet expectations regarding future capital needs and the availability of credit and other financing sources.
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
     Actual results may differ significantly from projected results due to a number of factors, including, but not limited to, the soundness of the Company’s business strategies relative to perceived market opportunities; the Company’s assessment of the healthcare industry’s need, desire and ability to become technology efficient; market acceptance of the Company’s products and services; and the Company’s ability and that of the Company’s business associates to comply with various government rules regarding healthcare information and patient privacy.
     Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results and values are beyond the Company’s ability to control or predict. The Company refers you to the cautionary statements and risk factors set forth in the documents it files from time to time with the SEC, particularly the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on April 15, 2008. Shareholders are cautioned not to put undue reliance on any forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company expressly disclaims any intent or obligation to update any forward-looking statements.
Available Information
     MedAvant’s Internet address is www.medavanthealth.com. MedAvant makes available free of charge on or through its Internet website the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Company stock is traded on the Nasdaq Global Market under the stock symbol “PILL.”
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company does not own any derivative financial instruments or derivative commodity instruments. The Company has no international sales and, therefore, the Company does not believe that it is exposed to material risks related to foreign currency exchange rates, or tax changes.
ITEM 4T. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures
     Under the supervision and with the participation of the Company’s management, including its CEO and CFO, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.
     Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. The Company’s quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of its internal control over financial reporting.
     The Company’s evaluation of its disclosure controls and procedures included a review of the controls’ objectives and design, its implementation of the controls and the effect of the controls on the information generated for use in this Form 10-Q. During the course of management’s evaluation of the Company’s controls, it advised the audit committee of the Company’s board of directors that it had identified certain issues that rose to the level of a “material weakness” in the Company’s disclosure controls and related internal controls. A “material weakness” is a significant deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.
     Specifically, management identified the following item that constitutes a material weakness:
•	The Company had, at the time of preparation of this Quarterly Report on Form 10-Q, inadequate resources and training in the accounting and financial reporting group. This condition is largely due to a major divestiture and significant staff turnover.
     Due to the foregoing item and potential impact on the financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2008.
     To address the material weakness described above, the Company has taken, or plans to take, the following remedial actions:
•	The Company will more clearly define the roles and responsibilities throughout its entire accounting and finance department;
•	The Company has hired additional key personnel into its accounting and finance department and intends to hire additional key personnel and to implement a training plan with respect to this new personnel; and
•	The Company has developed and disseminated critical accounting policies and procedures to the accounting staff.
     As management continues to evaluate and review the Company’s remediation process, the Company may modify its present intentions and conclude that additional or different actions would better serve the remediation of its material weakness. The Company expects that the remediation of its material weakness as described above will be completed during 2008.
     Internal Control Over Financial Reporting
     There were no significant changes made in the Company’s internal control over financial reporting during the three months ended March 31, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting as all the remedial measures have not been fully implemented or have not operated for a significant period of time. Although the Company has addressed several of the internal control weaknesses that existed during this reporting period, the remaining weakness is significant and continues to materially affect its internal control over financial reporting. However, the Company does intend to take additional remedial action related to its material weakness described above which may result in a significant change to its internal control over financial reporting in the future.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company was named as a defendant in an action filed in July 2006, in the United States District Court of New Jersey by MedAvante, Inc., (“MedAvante”). MedAvante claimed that the Company’s use of the names “MedAvant” and “MedAvant Healthcare Solutions” infringed trademark rights allegedly held by MedAvante. MedAvante sought unspecified compensatory damages and injunctive relief. On February 12, 2007, the District Court issued a settlement order. The existence of a proposed Settlement and Release Agreement is currently being litigated. The total value of the contested settlement would be approximately $1.3 million, of which $1.0 million would be covered by insurance proceeds. The Company does not believe the parties have agreed to the terms of any settlement at this time. MedAvante has taken the opposing view. The Court has not yet ruled on the matter. The Company has accrued the preliminary estimate of $0.3 million (net of expected insurance proceeds) based upon the uncertain outcome of any litigation.
     From time to time, the Company is a party to other legal proceedings in the course of its business. The Company, however, does not expect such other legal proceedings to have a material adverse effect on its business or financial condition.

ITEM 1A. RISK FACTORS
     The Company identified the following material change from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on April 15, 2008.
RISK RELATED TO AN INVESTMENT IN THE COMPANY’S SECURITIES
Failure to achieve and maintain effective internal controls could have a material adverse effect on the Company’s business, operating results and stock price.
     The Company’s management is required to periodically evaluate the design and effectiveness of the Company’s disclosure controls and procedures and related internal controls over financial reporting. During the course of management’s evaluation for the quarter ended March 31, 2008, it identified certain significant deficiencies in the Company’s internal control over financial reporting, which on an accumulated basis, rose to the level of a material weakness. As a result, management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), concluded that there is more than a remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected due to the material weakness identified by management. As a result, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2008. If the Company does not remediate this material weakness, it could result in a material misstatement or omission in the Company’s annual or interim financial statements which could, in turn, have a material adverse effect on its business, operating results and stock price.
     The Company intends to remediate this material weakness by (i) more clearly defining the roles and responsibilities throughout its entire accounting and finance department, (ii) disseminating critical accounting policies to the accounting staff and senior managers and training such accounting staff and senior managers with respect to these policies, and (iii) hiring and training additional personnel into the accounting and finance department. Any failure to implement such remedial measures or any failure to maintain such measures could have a material adverse effect on the Company’s business, operating results and stock price.
ITEM 3. DEFAULTS UPON SECURITIES
     On December 31, 2002, the Company issued $13.4 million of 4% convertible promissory notes to former shareholders of MedUnite as part of the consideration paid in the acquisition of MedUnite. Interest on these convertible notes in the amount of $131,370 is due and payable on the first day of each calendar month and late interest payments have a thirty (30) day cure period. As of the date of filing of this Form 10-Q, the Company has not made the interest payment that was due on April 1, 2008. As a result, the Company is now in default under these convertible notes.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company held a Special Meeting of Shareholders of the Company on January 22, 2008 (the “Special Meeting”). At the Special Meeting, the Company’s shareholders voted on and approved the sale of the Company’s Cost Containment Business to Coalition. The following is the vote approving the sale of the Cost Containment Business:

				Broker
	For	Against	Abstain	Non-Votes
Sale of Cost Containment Business to Coalition	8,491,008	10,287	966	-0-
ITEM 6. EXHIBITS
The following exhibits are furnished or filed as part of this Report on Form 10-Q :

10.55	Employment Agreement, dated May 6, 2008, by and between ProxyMed, Inc d/b/a MedAvant Healthcare Solutions and Peter E. Fleming, III (incorporated by reference to Exhibit 10.55 of the Form 8-K, File No. 000-22052, reporting an event dated May 6, 2008).*

10.56	Omnibus Amendment, dated May 8, 2008, to that certain Security and Purchase Agreement, dated December 6, 2005, by and between ProxyMed, Inc. d/b/a MedAvant Healthcare Solutions and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.56 of Form 8-K, File No. 000-22052, reporting an event dated May 8, 2008).

31.1	Certification by Peter E. Fleming, III, Interim Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14. (Filed herewith).

31.2	Certification by Mark Simcoe, Interim Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14. (Filed herewith).

32.1	Certification by Peter E. Fleming, III, Interim Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification by Mark Simcoe, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

* Denotes management contract or compensating plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PROXYMED, INC.

Date:	May 20, 2008	By:	/s/ Peter E. Fleming, III
Peter E. Fleming, III
Interim Chief Executive Officer
Date:	May 20, 2008	By:	/s/ Mark Simcoe
Mark Simcoe
Interim Chief Financial Officer