Form 10-Q/A
period 2008-03-31
PROXYMED INC /FT LAUDERDALE/
filed 2008-05-23
CIK 906337

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

Explanatory Note
     Subsequent to the filing of the Quarterly Report on Form 10-Q on May 20, 2008, the Company discovered certain errors in the filing which the Company is correcting by filing this amended Quarterly Report on Form 10-Q/A. For the convenience of the reader, we are amending and resubmitting the entire Form 10-Q.
     The Company is filing this amended Quarterly Report on Form 10-Q/A to make the following typographical corrections: (1) the loss on disposal in 2008 disclosed on the face of the consolidated statement of operations (amounts in thousands) should be $2,349 rather than $1,367; (2) the loss on the sale of business disclosed on the face of the consolidated statement of cash flows (amounts in thousands) should be $2,349 rather than $1,367; (3) the accounts payable and accrued expenses disclosed on the face of the consolidated statement of cash flows (amounts in thousands) should be ($5,466) rather than ($4,484); (4) Note 2 to the consolidated financial statements has been revised by (a) adding a sentence to the first paragraph describing the determination of the working capital adjustment to the sale price of the Company’s NPPN business, (b) correcting the assets and liabilities “held for sale” relative to its NPPN Business as follows: (i) current assets should be $8.6 million rather than $8.1 million, (ii) current liabilities should be $2.2 million rather than $2.1 million, and (iii) non-current liabilities should be $0.5 million rather than $0.4 million, and (c) correcting the loss on the sale of the NPPN business disclosed in Note 2 that should be $2.3 million rather than $3.4 million; (5) the table in Note 2 summarizing the unaudited results of the NPPN discontinued operations for the period ended March 31, 2007 (in thousands) should list (a) operating expenses, including depreciation and amortization as $2,898 rather than $3,880, (b) loss from operations as ($1,284) rather than ($2,266), and (c) loss on sale of discontinued operations as ($2,349) rather than ($1,367); (6) change certain headings set forth in the Results of Operations for Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007 contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”); and (7) Transaction Services segment Selling, General & Administrative Expenses for the three months ending March 31, 2007 disclosed in the MD&A should be $6.5 million rather than $7.1 million.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the above items, where applicable.
     Subsequent to the original filing of this document, on May 22, 2008 the Company entered into a definitive agreement regarding the sale of the Laboratory Communications business. See the discussion of this agreement in Note 11(f), Subsequent Events. The Company is also amending the Form 10-Q to include disclosure of this subsequent event as described above.
     Except for items discussed above, no other information has been updated for events occurring subsequently to the original filing on Form 10-Q on May 20, 2008.

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

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(amounts in thousands except for share and per share data)

	Three Months Ended March, 31
		(Reclassified)
	2008	2007
Net revenues:
Transaction fees and license fees	$8,044	$7,601
Communication devices and other tangible goods	455	1,939

	8,499	9,540

Costs and expenses:
Cost of transaction fees and license fees, excluding depreciation and amortization	1,929	1,522
Cost of laboratory communication devices and other tangible goods, excluding depreciation and amortization	78	1,071
Selling, general and administrative expenses	6,743	7,166
Depreciation and amortization	889	1,173
Loss on disposal of assets	3	3
Litigation settlements	6	—
Write-off of impaired assets	—	5,040

	9,648	15,975

Operating loss	(1,149)	(6,435)
Interest expense, net	632	876

Loss from continuing operations before income taxes	(1,781)	(7,311)
Provision for income taxes	—	—

Loss from continuing operations, net	(1,781)	(7,311)
Loss from discontinued operations (including loss on disposal of $2,349 in 2008)	(3,646)	(14,885)

Net loss	$(5,427)	$(22,196)

Basic and diluted weighted average shares used in computing loss per share	13,782,915	13,210,188

Basic and diluted loss per share from continuing operations	$(0.13)	$(0.55)
Basic and diluted loss per share from discontinued operations	(0.26)	(1.13)

Net loss per share	$(0.39)	$(1.68)

The accompanying notes are an integral part of these consolidated financial statements.

PROXYMED, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,427)	$(22,196)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Non cash interest	84	261
Depreciation and amortization	1,003	1,807
Provision for obsolete inventory	3	9
Loss on sale of business	2,349	—
Loss on disposal of impaired assets	—	19,449
Loss on disposal of fixed assets	3	3
Allowance for bad debt and escrow recovery	(4,913)	603
Share-based compensation	36	265
Changes in assets and liabilities:
Accounts and other receivables	1,276	(691)
Inventory	137	(174)
Other current and non-current assets	(745)	(281)
Accounts payable and accrued expenses	(5,466)	(923)
Deferred revenue	390	(95)
Income taxes payable	(244)	(164)
Other non-current liabilities	89	(134)

Net cash (used in) operating activities	(11,425)	(2,261)

Cash flows from investing activities:
Capital expenditures	(7)	(279)
Capitalized software	(77)	(192)
Divestiture of business	23,500	—

Net cash provided by (used in) investing activities	23,416	(471)

Cash flows from financing activities:
Draws on line of credit	11,409	14,063
Repayment of line of credit	(20,338)	(10,733)
Payment of notes payable, capital leases and long-term debt	(4,180)	(838)

Net cash (used in) provided by financing activities	(13,109)	2,492

Net (decrease) in cash and cash equivalents	(1,118)	(240)
Cash and cash equivalents at beginning of period	1,390	682

Cash and cash equivalents at end of period	$272	$442

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

c)	Revenue Recognition— Revenue is derived from the Company’s Transaction Services and Laboratory Communication segments.

Revenues in the Transaction Services segment are recorded as follows:

•	Revenues derived from insurance payers, pharmacies and submitters are recognized on a per transaction basis or flat fee basis in the period the services are rendered.
•	Revenues associated with revenue sharing agreements are recorded as gross revenue on a per transaction basis or on a percentage of revenue basis, and may involve increasing amounts or percentages based on transaction or revenue volumes achieved. This treatment is in accordance with Emerging Issues Task Force Consensus No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”
•	Revenues from certain up-front fees are recognized ratably over the term of the contract. This treatment is in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”).
•	Revenues from support and maintenance contracts are recognized ratably over the contract period.

Revenues in the Laboratory Communication segment are recorded as follows:
•	Revenues from support and maintenance contracts is recognized ratably over the contract period.
•	Revenues from the sale of inventory and manufactured goods is recognized when the product is delivered, price is fixed or determinable, and collectibility is probable. This treatment is in accordance with SAB No. 104.
•	Revenues from the rental of laboratory communication devices is recognized ratably over the period of the rental contract.
d)	Allowance for Doubtful Accounts/Revenue Allowances/Bad Debt Estimates— The Company relies on estimates to determine revenue adjustments and the adequacy of its allowance for doubtful accounts receivable. These estimates are based on the Company’s historical experience and the industry in which the Company operates. If the financial condition of the Company’s customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, in the Company’s Transaction Services segment, the Company evaluates the collectibility of its accounts receivable based on a combination of factors, including historical collection ratios.

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
     On February 1, 2008, the Company completed the sale of its subsidiaries, Plan Vista Solutions, Inc., National Network Services, LLC, Plan Vista Corporation, Medical Resource, LLC, (“MRL”) and National Provider Network, Inc. (collectively, the “Cost Containment Subsidiaries”, “Cost Containment Business”, or “NPPN”) to Coalition America, Inc. (“Coalition”) for $23.5 million. The purchase price is subject to a working capital adjustment which will be determined within 150 days following the closing date. Pursuant to the terms of the Escrow Agreement, $3.0 million of the purchase price was placed in escrow to cover possible indemnification claims. The Company has reserves against the entire escrow amount. The Company allocated the remaining $20.5 million net proceeds as follows: $4.0 million was used to pay transaction costs and certain NPPN liabilities, and the remaining $16.5 million was used to reduce a portion of the Company’s senior debt. As of December 31, 2007, the Company had certain assets and liabilities “held for sale” relative to its NPPN business, including current assets of $8.6 million (primarily accounts receivable), non-current assets of $15.1 million (primarily goodwill and other intangible assets), current liabilities of $2.2 million (primarily accounts payable and accrued liabilities), and non-current liabilities of $0.5 million.
     The Company recognized a loss on the sale of the NPPN business of approximately $2.3 million, which amount also includes transaction costs related to the completed sale. The NPPN business has historically been included in the Company’s Transaction Services business segment along with the EDI business segment. As a result of the sale and in accordance with SFAS No. 144, the financial operations of the NPPN business is shown separately as discontinued operations on the consolidated statements of operations. Consequently, the financial results related to the Transaction Services segment include only the financial operations of the EDI business. The following table summarizes the unaudited results of the NPPN discontinued operations for the three months ended March 31, 2008 and March 31, 2007 (in thousands):

	March 31, 2008	March 31, 2007
Operating revenues	$1,614	$5,456
Operating expenses, including depreciation and amortization of $114 and $633, respectively	2,898	5,855
Write-off of impaired assets	—	14,409

Loss from operations	(1,284)	(14,808)
Interest expense	13	77
Loss on sale of discontinued operations	(2,349)	—

Loss from discontinued operations	$(3,646)	$(14,885)

(3)	Inventory

Inventory consists of the following as of the dates indicated, and is valued at the lower of average cost or market:

	(Unaudited)
	March 31,	December 31,
	2008	2007
	(In thousands)
Materials, supplies and component parts	132	193
Work in process	134	62
Finished goods	28	179

	294	434

(4)	Goodwill & Other Intangible Assets

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

Fiscal Month Ending	“consolidated cash receipts”
May 31, 2008	$2,250,000
June 30, 2008	$2,150,000

Fiscal Month Ending	“consolidated revenues”
May 31, 2008	$2,350,000
June 30, 2008	$2,350,000

Fiscal Month Ending	“consolidated EBITDA”
May 31, 2008	$115,000
June 30, 2008	$25,000
     As consideration for executing the Omnibus Amendment, the Company agreed to pay Laurus, a non-refundable payment in an amount equal to $325,000.
(f)	On May 22, 2008, the Company entered into a definitive agreement to sell its Laboratory Communications business to ETSec. The transaction is anticipated to close by the end of June, 2008 for $2.1 million, subject to certain adjustments at closing.

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

Results of Operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
(some percents may not foot due to rounding)

	(Unaudited)
	Three Months Ended March 31,
		% of Net		% of Net
(In thousands)	2008	Revenues	2007	Revenues	Change $	Change %
Net revenues:
Transaction Services	$6,980	82.1%	$6,954	72.9%	$26	0.4%
Laboratory Communication	1,519	17.9%	2,586	27.1%	(1,067)	-41.3%

	8,499	100.0%	9,540	100.0%	(1,041)	-10.9%
Cost of sales:
Transaction Services	1,201	17.2%	1,356	19.5%	(155)	-11.4%
Laboratory Communication	806	53.1%	1,237	47.8%	(431)	-34.8%

	2,007	23.6%	2,593	27.2%	(586)	-22.6%
Selling, general and administrative expenses:
Transaction Services	6,294	90.2%	6,487	93.3%	(193)	-3.0%
Laboratory Communication	449	29.6%	679	26.3%	(230)	-33.9%

	6,743	79.3%	7,166	75.1%	(423)	-5.9%
Impairment charges:
Transaction Services	—	0.0%	5,040	72.5%	(5,040)	-100.0%
Laboratory Communication	—	0.0%	—	0.0%	—	—

	—	0.0%	5,040	72.5%	(5,040)	-100.0%
Depreciation and amortization:
Transaction Services	855	12.2%	1,112	16.0%	(257)	-23.1%
Laboratory Communication	34	2.2%	61	2.4%	(27)	-44.3%

	889	10.5%	1,173	12.3%	(284)	-24.2%
Operating loss:
Transaction Services	(1,377)	-19.7%	(7,041)	-101.3%	5,664	-80.4%
Laboratory Communication	228	15.0%	606	23.4%	(378)	-62.4%

	(1,149)	-13.5%	(6,435)	-67.5%	5,286	-82.1%
Interest expense	632	7.4%	876	9.2%	(244)	-27.9%

Loss from continuing operations, net	$(1,781)		$(7,311)		$5,530

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
     Transaction Services segment SG&A expenses decreased $0.2 million or 3%, to $6.3 million for the three months ending March 31, 2008, compared to $6.5 million for the same period last year. This decrease was primarily due to lower payroll expenses resulting from the reduction in the number of employees.

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
PROXYMED, INC.

Date:	May 23, 2008	By:	/s/ Peter E. Fleming, III
Peter E. Fleming, III
Interim Chief Executive Officer
Date:	May 23, 2008	By:	/s/ Mark Simcoe
Mark Simcoe
Interim Chief Financial Officer